Form 10QSB
period 2007-09-30
China Biologic Products, Inc.
filed 2007-11-15
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for

For the quarterly period ended: September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-52807

CHINA BIOLOGIC PRODUCTS, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	75-2308816

(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

No. 14 East Hushan Road, Taian City, Shandong 271000 People’s Republic of China

(Address of Principal Executive Offices)

(+86) 538 -620-3897

(Registrant’s Telephone Number, Including Area Code)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐ No ☒

          The number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2007, are as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.0001 par value	21,434,942

          Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	SEPTEMBER 30 2007	DECEMBER 31 2006

	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$6,123,713	$4,268,220
Accounts receivable, net of allowance for doubtful accounts of $1,177,093 and $1,131,209 as of September 30, 2007 and December 31, 2006, respectively	2,405,173	3,775,387
Notes receivable	6,670	81,407
Other receivables	1,225,748	584,931
Other receivables - shareholders	136,928	—
Inventories	8,068,122	6,117,361
Advances on inventory purchases	511,217	713,194
Deferred expense	3,945	—

Total current assets	18,481,516	15,540,500

PLANT AND EQUIPMENT, net	13,610,736	7,437,768

OTHER ASSETS:
Advances on equipment purchases	1,444,668	778,364
Intangible assets	920,083	718,011
Long term deferred assets	727	—

Total other assets	2,365,478	1,496,375

Total assets	$34,457,730	$24,474,643

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,793,333	$2,412,440
Other payables and accrued liabilities	2,062,683	1,874,973
Short term loans - bank	1,334,000	2,564,000
Short term loan - minority shareholder	703,171	675,761
Other payable - land use right	297,672	287,045
Distributions to minority shareholder	212,719	476,597
Customer deposits	590,392	370,297
Taxes payable	884,783	138,203

Total current liabilities	8,878,753	8,799,316

Long term liabilities	400,200	641,000

Total liabilities	9,278,953	9,440,316

COMMITMENTS AND CONTINGENCIES	75,593	—

MINORITY INTEREST	3,977,258	2,308,487

SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 21,434,942 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2,143	2,143
Paid-in-capital	9,388,305	9,388,305
Statutory reserves	4,301,940	2,199,580
Retained earnings	5,515,924	17,427
Accumulated other comprehensive income	1,917,614	1,118,385

Total shareholders’ equity	21,125,926	12,725,840

Total liabilities and shareholders’ equity	$34,457,730	$24,474,643

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Three months ended		Nine months ended

	September 30		September 30

	2007	2006	2007	2006

REVENUES	$8,938,186	$6,006,917	$25,442,097	$15,074,618

COST OF SALES	2,281,280	2,301,768	8,293,628	6,487,373

GROSS PROFIT	6,656,906	3,705,149	17,148,469	8,587,245

OPERATING EXPENSES
Selling expenses	1,741,829	397,226	2,444,297	689,895
General and administrative expenses	1,129,785	1,322,509	2,838,126	1,960,169
Research and development expenses	213,865	259,506	435,500	440,140

TOTAL OPERATING EXPENSES	3,085,479	1,979,241	5,717,923	3,090,204

INCOME FROM OPERATIONS	3,571,427	1,725,908	11,430,546	5,497,041

OTHER EXPENSES
Finance expense	66,413	34,652	112,637	130,154
Other expense	72,556	30,118	95,598	60,323

TOTAL OTHER EXPENSES	138,969	64,770	208,235	190,477

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	3,432,458	1,661,138	11,222,311	5,306,564

PROVISION FOR INCOME TAXES	560,030	470,907	1,858,992	954,538

NET INCOME BEFORE MINORITY INTEREST	2,872,428	1,190,231	9,363,319	4,352,026

LESS MINORITY INTEREST	613,914	496,691	1,762,462	969,167

NET INCOME	2,258,514	693,540	7,600,857	3,382,859

FOREIGN CURRENCY TRANSLATION GAIN	336,137	116,354	799,229	323,132

OTHER COMPREHENSIVE INCOME	$2,594,651	$809,894	$8,400,086	$3,705,991

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED	21,434,942	21,004,507	21,434,942	19,831,279

EARNING PER SHARE, BASIC AND DILUTED	$0.11	$0.03	$0.35	$0.17

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Additional Paid-in capital	Retained earnings		Accumulated other comprehensive income

	Shares	Par value		Statutory reserves	Unrestricted		Totals

BALANCE, December 31, 2005	19,234,942	$1,923	$(1,923)	$681,383	$(655,448)	$551,209	$577,144

Acquisition of Shandong Taibang			5,638,128				5,638,128
Proceeds from issuance of common stock	2,200,000	220	3,752,100				3,752,320
Net income					3,382,859		3,382,859
Distribution to Up-Wing shareholder					(1,625,765)		(1,625,765)
Adjustment to statutory reserve				1,075,613	(1,075,613)		—
Foreign currency translation adjustments						323,132	323,132

BALANCE, September 30, 2006 (unaudited)	21,434,942	$2,143	$9,388,305	$1,756,996	$26,033	$874,341	$12,047,818

Net income					433,978		433,978
Adjustment to statutory reserve				442,584	(442,584)		—
Foreign currency translation adjustments						244,044	244,044

BALANCE, December 31, 2006	21,434,942	$2,143	$9,388,305	$2,199,580	$17,427	$1,118,385	$12,725,840

Net income					7,600,857		7,600,857
Adjustment to statutory reserve				2,102,360	(2,102,360)		—
Foreign currency translation adjustments						799,229	799,229

BALANCE, September 30, 2007 (unaudited)	21,434,942	$2,143	$9,388,305	$4,301,940	$5,515,924	$1,917,614	$21,125,926

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,600,857	$3,382,859
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest	1,762,462	969,167
Depreciation	611,020	313,436
Amortization	64,168	34,890
Loss on disposal of equipment	6,077	—
Change in operating assets and liabilities:
Accounts receivable	1,491,832	(1,285,459)
Notes receivable	76,424	(136,899)
Other receivables	(604,324)	(1,482,103)
Other receivables - shareholders	(134,095)	—
Inventories	(1,667,404)	(1,701,492)
Advance on inventory purchase	226,128	341,315
Deferred expenses	(3,863)	—
Long term deferred expenses	(712)	—
Accounts payable	277,185	51,932
Other payables and accruals	183,946	(317,413)
Customer deposits	200,832	(304,606)
Taxes payable	725,644	158,892

Net cash provided by operating activities	10,816,177	24,519

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(6,377,620)	(594,927)
Additions to intangible assets	(233,537)	(30,674)
Proceeds from sale of equipment	26,199	—
Advances on equipment and intangible assets purchases	(621,600)	(573,234)

Net cash used in investing activities	(7,206,558)	(1,198,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	—	1,874,700
Proceeds from stock issuance	—	3,752,100
Payments on notes payable - banks	—	(1,874,700)
Proceeds from short term loans - bank	1,292,000	624,900
Payments on short term loans - banks	(2,593,000)	(2,499,600)
Proceeds from short term loans - shareholders	—	2,728,612
Payments on short term loans - shareholders	—	(735,523)
Payments on long term debt	(261,280)	(499,921)
Dividend paid to minority shareholder	(476,597)	—

Net cash (used in) provided by financing activities	(2,038,877)	3,370,568

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	284,751	208,678

INCREASE IN CASH	1,855,493	2,404,930

CASH, beginning of period	4,268,220	607,376

CASH, end of period	$6,123,713	$3,012,306

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 1 – Organization background and principal activities

Principal Activities and Reorganization

China Biologic Products, Inc. (the “Company”) and its subsidiaries are principally engaged in the research, development, commercialization, manufacture and sale of human blood products to customers in the People’s Republic of China (the “PRC”). The Company was originally incorporated in 1992 under the laws of the State of Texas, as Shepherd Food Equipment, Inc. On November 20, 2000, Shepherd Food Equipment, Inc. changed its corporate name to Shepherd Food Equipment, Inc. Acquisition Corp., or Shepherd. Shepherd is the survivor of a May 28, 2003, merger between Shepherd and GRC Holdings, Inc. (“GRC”). In the merger, the Company adopted the Articles of Incorporation and By-Laws of GRC and changed its corporate name to GRC Holdings, Inc. Pursuant to a Board resolution, dated October 27, 2006, GRC, a Texas Corporation, converted to a Delaware Corporation and changed its name to China Biologic Products, Inc. This Plan of Conversion became effective on January 10, 2007.

Reverse acquisition

On July 18, 2006, the Company entered into a Share Exchange Agreement with Logic Express Ltd (“Logic Express”) and its stockholders. Upon the closing of the Share Exchange Agreement on July 19, 2006, Logic Express became a wholly-owned subsidiary of the Company and the former stockholders of Logic Express owned approximately 96.1% of the Company immediately prior to the private placement described below (the “Reverse Take-Over”). Consequently, the share exchange between the stockholders of Logic Express and the Company has been accounted for as a reverse acquisition of Logic Express with no adjustment to the historical basis of the assets and liabilities of Logic Express. The operations were consolidated as though the transaction occurred as of the beginning of the first accounting period presented in the accompanying consolidated financial statements.

Private placement

Concurrent with the consummation of the Share Exchange Agreement with Logic Express, the Company completed a private placement of shares of common stock to a group of investors resulting in the issuance by the Company of 2,200,000 shares of its common stock and warrants to purchase 1,070,000 shares of common stock at $1.895 per share. Further, in connection with the private placement, two of the Company’s controlling stockholders sold 2,080,000 shares of common stock at $1.895 per share to the same group of investors. A portion of the proceeds of the new issuance was used to pay for the outstanding capital contribution of RMB26,400,000 of Shandong Taibang.

In connection with the Share Exchange Agreement, the Company, pursuant to a registration rights agreement entered into with the investors, agreed to file within 45 days of the closing date of the Share Exchange Agreement a registration statement registering for resale the shares issued to the investors in the private placement. The Company failed to file this registration statement within the time period prescribed by the registration rights agreement and recognized in general and administrative expenses an amount of $811,060 (RMB6,353,114) at December 31, 2006 for the full amount of liquidated damages.

In conjunction with this private placement, Ms. Li Lin Ling and Ms. Chan Siu Ling, the controlling stockholders and directors of the Company, placed an aggregate 4,280,000 shares of common stock in escrow, pursuant to a share escrow agreement dated July 19, 2006, which was amended on February 16, 2007, March 27, 2007 and April 2, 2007 (the “Escrow Agreement”), pursuant to which one half of the escrowed shares are to be released to the investors in the private placement on a pro rata basis, if the

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

audited consolidated financial statements of the Company prepared in accordance with US generally accepted accounting principles (“GAAP”), do not reflect an after-tax net income of at least $4,819,000, or an after-tax net income before minority interest of $5,823,000, for the fiscal year ended December 31, 2006; and if the audited consolidated financial statements of the Company, prepared in accordance with US GAAP, do not reflect an after-tax net income of at least $8,302,000 or an after-tax net income before minority interests of $10,031,000 for the fiscal year ending December 31, 2007, the second half of the escrow shares will be distributed on a pro rata basis to the investors. Pursuant to the Escrow Agreement, (i) liquidated damages accrued according to the registration rights agreement; (ii) gain or loss on change in fair value of warrants; and (iii) stock-based compensation charge arising from transferring of shares from stockholders to senior management, are not deemed to be an income or expense item in calculating the after-tax net income for the purpose of the Escrow Agreement. If such performance thresholds are met, the shares are to be returned to Ms. Li Lin Ling and Ms. Chan Siu Ling. Management determined that the threshold for the year ended December 31, 2006 has been met.

Reorganization under common control

Logic Express was incorporated on January 6, 2006 in the British Virgin Islands. Logic Express was established on April 17, 2006 for the purpose of acquiring a majority equity interest in Shandong Missile Biological Products Co., Ltd. (whose name changed to Shandong Taibang Biological Products Co Ltd on February 27, 2007 and is hereafter called “Shandong Taibang”) from Up-Wing Investment Limited (“Up-Wing”), an entity with identical stockholders in preparation of its reverse merger with GRC and anticipated offering of securities. Logic Express and Up-Wing had identical stockholders at the date of transfer. The transfer of equity interests in Shandong Taibang from Up-Wing to Logic Express (the “Transfer”) was accounted for as a reorganization under common control.

Up-Wing Investment Limited was incorporated on November 30, 1993 in Hong Kong. Up-Wing acquired an 82.76% equity interest in Shandong Taibang, the operating company of the Company in two equity transactions as described below. Shandong Taibang was established in the PRC on October 23, 2002 with a registered capital of approximately $9.7 million (or RMB80 million).

Acquisition of 41% interest in Shandong Taibang

In accordance with the equity transfer agreement dated September 26, 2004 Up-Wing agreed to acquire 41% of the registered capital (including the unpaid capital contribution) of Shandong Taibang from the Shandong Missile Biological Engineering Co Ltd, an unrelated party (i) for a cash consideration of RMB8,000,000 and (ii) agreed to fund the minority shareholder’s unpaid capital amount of RMB26,400,000 to Shandong Taibang. Up-Wing paid the RMB8,000,000 on March 17, 2005 (the “March 2005 Acquisition”) and the unpaid capital contribution amount of RMB26,400,000 on July 19, 2006. After completing the March 2005 Acquisition, Up-Wing held 11.94% of the paid-in capital and 41% of the voting rights of Shandong Taibang.

Acquisition of additional 41.76% interest in Shandong Taibang

On June 10, 2005, Up-Wing entered into a share transfer agreement with another unrelated party, Beijing Chen Da Technology Investment Co. Ltd, to acquire an additional 41.76% of the registered capital of Shandong Taibang, for a consideration of RMB35,500,000. The acquisition became effective on September 2, 2005 upon the approval by the Shandong Provincial Department of Foreign Trade and Economic Cooperation (the “September 2005 Acquisition”). On April 17, 2006, Logic Express acquired

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

the entire interest of Up-Wing in Shandong Taibang at historical cost due to common control. As a result, Logic Express owned an 82.76% interest in Shandong Taibang.

The Company accounted for the acquisition of the additional equity interest in Shandong Taibang under the purchase method. The fair value of underlying net assets representing Up-Wing’s additional 82.76% of paid-in capital acquired in Shandong Taibang exceeded Up-Wing’s purchase price, giving rise to negative goodwill. Such negative goodwill was allocated to reduce the purchase price allocated to certain long-lived assets. As a result of this acquisition, the Company held 82.76% of the registered capital of Shandong Taibang and Shandong Taibang became a subsidiary of the Company. The results of operations of Shandong Taibang are consolidated in the financial statements of the Company from January 1, 2005.

On July 20, 2006, the Company fulfilled its commitment to fund a portion of the shortfall in registered capital of Shandong Taibang by injecting additional capital of RMB26,400,000 (approximately $3,383,000) into Shandong Taibang in the form of cash.

The purchase price for the September 2005 Acquisition and July 2006 Acquisition was the result of negotiations with the then stockholders, who were disadvantaged by the following conditions:

(1)	Because the share capital was not yet fully paid-up at that moment, Shandong Taibang had insufficient working capital and liquidity to support its long term obligations; and

(2)

According to the Articles of Association, the RMB26,400,000 unpaid capital was to be contributed within six months from the formation of the joint venture by April 23, 2003. However, the then stockholders failed to fulfill their obligation. Pursuant to the PRC rules and regulations applicable to foreign invested enterprises, if the then stockholders fail to contribute the RMB26,400,000 by the specific date, their entire interest would be forfeited. Details of the fair value of the net assets of Shandong Taibang consolidated on September 2, 2005 are as follows:

September 2, 2005

Currents assets	$14,009,255
Property, plant and equipment	5,210,970
Intangible assets	426,155

Total assets acquired	19,646,380

Curret liabilities	8,660,625
Long term liabilities	1,426,000

Total liabilities assumed	10,086,625

Total net assets	9,559,755
% acquired	82.76%

Net assets acquired	$7,911,653

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Acquisition of assets from plasma stations in Shandong Province

In the second half of 2006, Shandong Taibang, through its wholly owned plasma companies, entered into an asset transfer agreement with the Shandong Provincial government to acquire certain assets of five plasma stations in Shandong Province. The total consideration of $2,472,846 for the acquisition paid in 2006 was determined based on independent valuations performed by qualified valuation experts registered in the PRC. Since the Company acquired certain assets from the plasma stations, these acquisitions are not considered business combinations pursuant to SFAS No. 141 under Regulation S-B Item 310(d).

The operating licenses of the plasma companies started on January 1, 2007. The net assets of the plasma companies are included in the Company’s consolidated financial statements. All sales from the plasma companies are inter-company sales and are eliminated in the Company’s consolidated financial statement.

Acquisition of assets from plasma stations in Guangxi Province

In January 2007, Shandong Taibang, through its wholly and 80% owned plasma companies, entered into letters of intent to acquire certain assets of two plasma stations in Guangxi Province. The total consideration of $741,104 for the acquisition was determined based on independent valuation performed by qualified valuation experts recognized in the PRC. The net assets of the plasma companies are included in the Company’s consolidated financial statement. Limited operation has occurred as of September 30, 2007. As the Company is acquiring certain assets from the plasma stations, these acquisitions are not considered business combinations pursuant to SFAS No. 141 under Regulation S-B Item 310(d).

The following table summarizes the information of the qualified valuation experts located in the PRC:

Disclosure of qualified valuation experts

Name of Plasma Station	Corresponding Name of Plasma Company	Valuation Company	Qualified Valuation experts

Huan Jiang Mao Nan Autonomy County Plasma Collection Station	Huan Jiang Plasma Company (Guangxi Province)	Liu Zhou Kai Cheng Combination Certified Public Account Office Guang Xi Zheng Ze Real Estate Valuation Co., Ltd for Land Valuation	He Liming, Liu Liming Chen Jianhe, Li Yanjuan

Fang Cheng Plasma Collection Station	Fang Cheng Plasma Company (Guangxi Province)	Qin Zhou Yong Xin Certified Public Account Office for Assets (other than the Land) Guang Xi He Xin Real Estate Appraisal Co.,Ltd	Liu Dazhou, Deng Guixin Wu Jiaqing, Qin Xizhou

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Zhang Qiu Red Cross Blood Station	Zhang Qiu Plasma Company (Shandong Province)	Ji Nan Yong Sheng Property Appraisal Co., Ltd	Xian Xiquan, Zhao Jinpeng

Yun Cheng County Plasma Collection Station	He Ze Plasma Company (Shandong Province)	He Ze Zhong Heng Certified Public Accountants Ltd	Liu Xiaofeng, Yang Rukuan

Yang Gu Plasma Collection Station	Yang Gu Plasma Company (Shandong Province)	Liao Cheng Jin Shi Certified Public Accounts Ltd	Wang Lecheng, Jia Shengtian

Xia Jin Plasma Collection Station	Xia Jin Plasma Company (Shandong Province)	De Zhou Da Zheng Certified Public Accounts Xia Jin Branch	Yang Baohua, Liu Xingliang

Qi He Sanitary and Antiepidemic Station	Qi He Plasma Company (Shandong Province)	De Zhou Da Zheng Certified Public Accounts Qi He Branch	Wang Xinhua, Yu Xiaohui

Establishment of own distribution company

In September 2006, Shandong Taibang applied to establish a wholly owned subsidiary “Shandong Missile Medical Co., Ltd.” (“Shandong Medical”) with registered capital of $384,600, and the capital was fully paid on March 1, 2007. A distribution license of biological products, except for vaccine, was obtained from the Shandong Food and Drug Authority on February 7, 2007, for a license period of 5 years from the date of obtaining the license. The registration of Shandong Medical was ultimately approved by the Shandong Provincial Department of Foreign Trade and Economic Cooperation on July 4, 2007 and Shandong Medical was formally registered on July 19, 2007. Shandong Medical’s scope of business is the wholesale of biological products, except vaccine, with a license period of 25 years from the date of registration. As of September 30, 2007, Shandong Medical had commenced limited operations.

Note 2 – Summary of significant accounting policies

The reporting entity

The consolidated financial statements of the Company reflect the activities of the parent and the following subsidiaries.

Subsidiaries	Countries Registered In	Percentage of Ownership

Logic Express Limited	British Virgin Islands	100.00%
Shandong Taibang Biologic Products., Ltd	The People’s Republic of China	82.76%
Xia Jin Plasma Company	The People’s Republic of China	82.76%
He Ze Plasma Company	The People’s Republic of China	82.76%
Yang Gu Plasma Company	The People’s Republic of China	82.76%
Zhang Qiu Plasma Company	The People’s Republic of China	82.76%
Qi He Plasma Company	The People’s Republic of China	82.76%
Huan Jiang Plasma Company	The People’s Republic of China	82.76%
Fang Cheng Plasma Company	The People’s Republic of China	66.21%
Shandong Medical Company	The People’s Republic of China	82.76%

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company transactions and balances have been eliminated in the consolidation.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company’s principal operating subsidiaries established in the PRC use their local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and amounted to $1,917,614 and $1,118,385, as of September 30, 2007 and December 31, 2006, respectively. The consolidated balance sheet amounts, with the exception of equity at September 30, 2007 and December 31, 2006, were translated at 7.50 RMB to $1.00 and 7.80 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to consolidated statements of income for the nine months ended September 30, 2007 and 2006 were 7.65 RMB, and 8.00 RMB, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Revenue recognition

The Company recognizes revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which are generally considered to be met upon delivery and acceptance of products at the customer site. Normally, we do not accept any product returns and according to our records, the returns are immaterial. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $78,425 and $18,225, for the nine months ended September 30, 2007 and 2006, respectively.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, management estimates potential losses on outstanding receivables. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Financial instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and loans to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and Hong Kong. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in state-owned banks at September 30, 2007 and December 31, 2006amounted to $6,123,713 and $4,268,220, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s major product, human albumin, accounted for 69% and 79% of total revenues, for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, human albumin accounted for 62% and 77%, respectively. If the market demands for human albumin cannot be sustained in the future or upon decrease in price of human albumin, it would adversely affect the Company’s operating results.

All of the Company’s customers are located in the PRC. As of September 30, 2006 and 2005, the Company had no significant concentration of credit risk, except for the amounts due from related parties.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

There were no customers that individually comprised 10% or more of revenue in the periods presented. There were no customers that individually comprised 10% or more of the gross trade accounts receivable at September 30, 2007 and December 31, 2006 or 10% or more of revenue in the periods presented. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

Accounts receivable

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Trade accounts receivable at September 30, 2007 and December 31, 2006 consist of the following:

	September 30, 2007	December 31, 2006

	Unaudited

Trade accounts receivable	$3,582,266	$4,906,596
Less: Allowance for doubtful accounts	1,177,093	1,131,209

Totals	$2,405,173	$3,775,387

The activity in the allowance for doubtful accounts for trade accounts receivable for the nine months ended September 30, 2007 and year ended December 31, 2006 is as follows:

	September 30, 2007	December 31, 2006

	Unaudited

Beginning allowance for doubtful accounts	$1,131,209	$1,107,552
Additional charged to bad debt expense	—	—
Write-off charged against the allowance	—	(13,857)
Foreign currency translation adjustment	45,884	37,514

Ending allowance for doubtful accounts	$1,177,093	$1,131,209

Inventories

Inventories are stated at the lower of cost or market using the weighted average basis and consist of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

	Unaudited

Raw materials	$2,377,970	$1,740,333
Work-in-process	3,914,423	3,261,175
Finished goods	1,775,729	1,115,853

Total	$8,068,122	$6,117,361

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of September 30, 2007 and December 31, 2006, the Company has determined that no reserves are necessary.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. Depreciation expense for the three months ended September 30, 2007 and 2006 amounted to $184,210 and $117,191, respectively, and for the nine months ended September 30, 2007 and 2006 amounted to $611,020 and $313,436, respectively.

Estimated useful lives of the assets are as follows:

	Estimated Useful Life

Buildings and improvement	30	years
Machinery and equipment	10	years
Furniture, fixtures and office equipment	5-10	years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of September 30, 2007, there were no significant impairments of its long-lived assets.

Plant and equipment consist of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

	Unaudited

Buildings and improvements	$3,752,765	$3,459,449
Machinery and equipment	6,954,824	4,919,590
Furniture, fixtures, and office equipment	732,695	120,228
	11,440,284	8,499,267
Accumulated depreciation	(1,834,778)	(1,172,878)
	9,605,506	7,326,389
Construction in progress	4,005,230	111,379

Total	$13,610,736	$7,437,768

Interest expense of $36,862 and $52,930 was capitalized into construction in progress for the nine months ended September 30, 2007 and year ended December 31, 2006, respectively.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Intangible assets

Intangible assets are stated at cost (estimated fair value upon contribution or acquisition), less accumulated amortization and impairment. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets as follows:

Intangible assets	Estimated useful lives

Land use rights	50 years
Permits and licenses	5-10 years
Blood donor network	10 years

Given the environment in which the Company currently operates, it is reasonably possible that the estimated economic useful lives of these assets or, the Company’s estimate, that it will recover their carrying amounts from future operations could change in the future.

All land in the PRC is owned by the government and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has the right to use various parcels of land that range from 50 years in length. The Company amortizes the cost of the land use rights over their useful life using the straight-line method.

Other intangible assets represent permits, licenses and Good Manufacturing Practice Certificates contributed in return for equity upon the establishment of Shandong Taibang in 2002. Contributed rights include those necessary to manufacture and distribute human blood products in the PRC market as authorized by the relevant PRC authorities. The estimated useful life of the contributed rights is 5-10 years.

Intangible assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2007, the Company expects these assets to be fully recoverable.

Total amortization expense for the three months ended September 30, 2007 and 2006 amounted to $40,482 and $13,812, respectively, and for the nine months ended September 30, 2007 and 2006 amounted to $64,168 and $34,890, respectively.

Intangible assets consisted of the following:

	September 30, 2007	December 31, 2006

	Unaudited

Land use rights	$847,065	$605,461
Permits and licenses	213,440	205,120
Blood donor network	133,784	134,098
Others	30,514	3,205

Totals	1,224,803	947,884
Accumulated amortization	(304,720)	(229,873)

Intangible assets, net	$920,083	$718,011

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Products

The Company’s revenue is primarily derived from the manufacture and sale of human blood products. The Company’s revenue by significant types of product for the three months and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	Unaudited	Unaudited	Unaudited	Unaudited

Human Albumin	$5,535,508	$4,628,611	$17,632,809	$11,926,633
Human Hepatitis B Immunoglobulin	688,616	82,803	1,410,319	529,012
Human immunoglobulin for Intravenous Injection	995,990	250,788	1,759,926	638,421
Human Rabies Immunoglobulin	1,358,629	821,681	3,776,026	1,551,385
Human Tetanus Immunoglobulin	355,169	148,233	792,686	337,025
Others	4,274	74,801	70,331	92,142

Totals	$8,938,186	$6,006,917	$25,442,097	$15,074,618

Research and development costs

Research and development costs are expensed as incurred.

Retirement and other post retirement benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to the statement of operations and when the related employee service is provided.

Product liabilities

The Company’s products are covered by RMB20,000,000 (or approximately $2,700,000) product liability insurance. For the nine months ended September 30, 2007 and 2006, there was no claim on our insurance policy.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US taxes and there are no deferred tax amounts at September 30, 2007 and December 31, 2006. In July, 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

positions, along with accounting for the related interest and penalties. FIN 48 became effective at the beginning of 2007 and had no impact on the Company’s consolidated financial statements.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Recently issued accounting pronouncements

The In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the consolidated financial statements.

In December 2006, FASB issued FSB EITF 00-19-2, Accounting for Registration Payment Arrangements, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognised and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The FSB EITF 00-19-2 is effective immediately for new and modified registration payment arrangements entered into after December 21, 2006, and beginning in the fiscal year ended December 31, 2007 for any such instruments entered into before that date. As the Company failed to file the registration statement within the time period prescribed by the registration rights agreement, the full amount of liquidated damages of $811,060 was recognized in general and administrative expenses in the year ended December 31, 2006.

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. FSP EITF 07-3 will be effective for an entity’s financial statements issued for fiscal years beginning after

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

December 15, 2007. Management is currently evaluating the effect of this pronouncement on financial statements.

Note 3 - Supplemental disclosure of cash flow information

Income taxes paid for the nine months ended September 30, 2007 and 2006, amounted to $1,086,987 and $803,362 respectively.

Interest paid (net of capitalized interest) for the periods ended September 30, 2007 and 2006, amounted to $128,879 and $164,278, respectively.

Non cash financing activities including warrants granted to placement agent in 2006 which is valued at $728,456 at grant date.

Note 4 – Related party transactions

Related Party Transactions

The material related party transactions undertaken by the Company with related parties during the periods presented are as follows:

Amount Due from	Purpose	September 30, 2007	December 31, 2006

		Unaudited

Shareholders (1)	Advances	$136,928	$—

Amount Due to	Purpose	September 30, 2007	December 31, 2006

		Unaudited

Minority shareholder of subsidiary (2)	Loan	$703,171	$675,761

(1) The Company’s shareholders advanced totaled of $136,928 as of September 30, 2007 as short term advance. The advance was unsecured, non-interest bearing and is expected to be repaid either in form of cash or services.

(2) $703,171 and $675,761 was borrowed as of September 30, 2007 and December 31, 2006, respectively, from its minority shareholder for operation purpose; the loan is borrowed at annual interest rate of 6%. This amount is expected to be repaid by the Company in form of cash.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 5 – Debt

Other payables and accrued liabilities

Other payables and accruals at September 30, 2007 and December 31, 2006 consist of the following:

	September 30, 2007	December 31, 2006

	Unaudited

Other payables	$683,622	$426,517
Accruals for salaries and welfare	101,969	217,526
Accruals for RTO expenses	237,526	387,897
Accruals for late filing penalty	811,060	811,060
Accruals for selling expenses	173,434	—
Others	55,072	31,973

Total	$2,062,683	$1,874,973

Short term loans

Short term loans represent amounts due to various banks which are normally due within one year, and these loans can be renewed with the banks.

The Company’s short term bank loans as of September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006

	Unaudited

Bank loans, secured by buildings and land use rights (note a)	$1,334,000	$1,282,000
Bank loans, unsecured	—	1,282,000

Total	$1,334,000	$2,564,000

(a) The short-term bank loans bear interest of 6.12% to 5.85% as of September 30, 2007 and December 31, 2006, respectively.

The loans are secured by buildings and land use rights with carrying values as follows:

	September 30, 2007	December 31, 2006

	Unaudited

Buildings	$1,344,809	$1,250,174
Land use rights	213,461	287,045

Total	$1,558,270	$1,537,219

Other payable - land use right

In July 2003, Shandong Taibang obtained certain land use rights from the PRC municipal government. Shandong Taibang is required to make payments totaling RMB138,848 per year to the local state-owned entity, for the 50 year life of the rights or until Shandong Biologic Institute completes its privatization process. The Company recorded “land use rights” equal to “other payable – land use rights” totaling $297,672 and $287,045 as of September 30, 2007 and December 31, 2006 determined using present value of annual payments over 50 years.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Other Long term loans

Long term loans represent amounts due to the Department of Health. The loan was unsecured, interest free and had no fixed terms of repayment.

Note 6 - Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares outstanding during the period.

In accordance with SFAS No. 128 “Earnings per Share”, basic net income per share available is computed by dividing net income by the number of shares outstanding, as if the shares issued in the reverse merger as described in Note 1, had occurred at the beginning of the earliest period presented and such shares had been outstanding for all periods. There are no potentially dilutive shares as for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	Unaudited	Unaudited	Unaudited	Unaudited

Net income for earnings per share	$2,258,514	$693,540	$7,600,857	$3,382,859
Weighted average shares used in basic computation	21,434,942	21,004,507	21,434,942	19,831,279

Diluted effect of warrants	—	—	—	—
Weighted average shares used in diluted computation	21,434,942	21,004,507	21,434,942	19,831,279

Basic and diluted earnings per share	$0.11	$0.03	$0.35	$0.17

Note 7 – Income taxes

The Company is governed by the Income Tax Law of PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws). Under the Income Tax Laws, foreign investment enterprises (FIE) generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply. Upon approval by the PRC tax authorities, FIEs scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% exemption for the next three years.

In 2002, the Company became a Sino-foreign joint venture. In 2003, the Company was granted by the state government for benefit of income tax exemption in first 2 years from January 2003 to December 2004 and 50% exemption for the third to fifth years from January 2005 to December 2007.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a.	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pays a reduced rate of 15%; and

b.

Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner.

The Company’s subsidiary, Shandong Taibang, was established before March 16, 2007 and therefore is qualified to continue enjoying the reduced tax rate as described above. Since the detailed guidelines of the new tax law is not publicized yet, the Company cannot determined what the new tax rate will be applicable to the Company after the end of their respective tax holiday terms.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months and nine months ended September 30, 2007 and 2006:

	2007	2006

U.S. Statutory rates	35.0%	35.0%
Foreign income	(35.0)	(35.0)
China tax rates	33.0	33.0
China income tax exemption	(18.0)	(18.0)

Effective income tax rates	15.0%	15.0%

The estimated tax savings due to the reduced tax rate for the three months ended September 30, 2007 and 2006 amounted to $947,841 and $415,860, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic earnings per share for the three months ended September 30, 2007 and 2006, from $0.11 to $0.06 and from $0.03 to $0.01, respectively.

The estimated tax savings due to the reduced tax rate for the nine months ended September 30, 2007 and 2006 amounted to $2,219,530 and $1,135,220, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic earnings per share for the nine months ended September 30, 2007 and 2006, from $0.35 to $0.25 and from $0.17 to $0.10, respectively.

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax rate applicable to the Company is 6% of the gross sales price. No credit is available for VAT paid on the purchases.

VAT on sales amounted to $568,703 and $356,513 for the three months and $1,626,299 and $896,865 for the nine months ended September 30, 2007 and 2006, respectively. Sales are recorded net of VAT

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the followings:

	September 30, 2007	December 31, 2006

	Unaudited

VAT tax payable	$156,072	$212,688
Income tax payable (credit)	705,569	(83,872)
Others misc tax payable	23,142	9,387

Total	$884,783	$138,203

Note 8 – Dividends

Before April 2006, prior to Logic Express, acquisition of a majority equity interest in Shandong Taibang from Up-Wing, Up-Wing made a distribution which amounted to $ 2,909,516.

Note 9 – Commitments and Contingent liabilities

Capital commitments

Capital commitments outstanding as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006

Property and equipment, not yet received	$1,177,239	$158,000

Contingencies

In the normal course of business, the Company is exposed to claims related to the manufacture and use of the Company’s products, but currently the Company is not aware of any such claim.

Legal proceedings

In July 2006, one of our sales employees misappropriated our goods and resold them to other parties using a counterfeit Company seal. The amount involved was approximately RMB1.16 million (approximately $0.15 million). The incident was revealed during a routine reconciliation of our account receivables. We reported the misappropriation to the police and the employee was arrested and criminal charges were brought against him. To date, we have recovered RMB350,000 in cash and goods valued at approximately RMB30,000 (altogether, approximately $50,692). The balance will be recouped on or before the end of 2007, pursuant to a financial guarantee and repayment agreement between us and the employee witnessed by officials at the Tai An City Police Station.

In 2006, Missile Engineering, which is controlled by Mr. Zu Ying Du, applied for arbitration in China International Economic and Trade Arbitration Commission (“CIETAC”) to challenge the effectiveness of the transfer of the shares he formerly owned in Shandong Taibang. The equity transfer was approved by the Shandong Provincial Department of Foreign Trade and Economic Cooperation. Missile Engineering later voluntarily withdrew this application and instead applied to the

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Shandong COFTEC for administrative reconsideration of the equity transfer, but this application was rejected. Thereafter, Missile Engineering commenced an administrative proceeding against the Shandong COFTEC alleging that it wrongfully approved the equity transfer. According to Shandong COFTEC, the application to this administrative proceeding was withdrawn voluntarily by Missile Engineering again during September 2007. We were also informed that Missile Engineering is the process of applying to COFTEC for another administrative reconsideration of the equity transfer. We believe that all necessary approvals and documentation were obtained at the time of transfer and we have initiated legal action in China intending to restrain Missile Engineering from seeking to resolve the equity transfer issue, by means other than by arbitration, the agreed-upon method of conflict resolution at the time of the transfer.

In December 2006, Up-Wing brought separate legal action in Tai Shan District Court in Shandong Province against Mr. Du for defamation in connection with his tortious comments regarding Shandong Taibang. We sought to enjoin Mr. Du from such conduct as well as damages of approximately $3,000. The outcome of this matter is not expected to have a material adverse effect on our business, financial condition or results of operations.

On February 5, 2007, our subsidiary Shandong Taibang received a summons from the District Court of Hong Qi District, Xin Xiang City, Henan Province, regarding an ongoing dispute with Hua Lan Biological Engineering Co Ltd., or Hua Lan, the plaintiff, pursuant to which Hua Lan alleges that Feng Lin, the principal of the Bobai Kangan Plasma Collection Co. Ltd., or Bobai, and Keliang Huang established the Bobai Plasma Collection Station in Bobai County, Guangxi, using a permit for collecting and supplying human plasma in Bobai County, that was granted to Hua Lan by the government of the Guangxi region, without Hua Lan’s permission. On January 18, 2007, we had signed a letter of intent to acquire certain assets of Bobai Plasma Collection Station. However, on January 29, 2007, on Hua Lan’s motion, the District Court entered an order to freeze funds in the amount of RMB3,000,000 ($386,100) held by the defendants in the case, including RMB500,000 ($65,750) in funds held in Shandong Taibang’s bank account in Taian City, and Shandong Taibang was joined as a third party defendant. The first hearing in the foregoing matter was scheduled to be held before the District Court in March 2007 but was suspended to allow the defendants to enter a plea to the Henan Provincial Court requesting clarification regarding whether the District Court has proper jurisdiction when the act of infringement and all defendants are not in Henan Province. A hearing was held on June 25, 2007 and judgment was entered against the defendants. There was a RMB 1,700,000 ($226,780) financial judgment against three defendants jointly. Though the RMB500,000 ($65,750) has been released and the company appealed the judgment to the high court, the company recorded a contingency liability of $75,593 for its share of the judgment. Other than the place of jurisdiction, we cannot make any comment on the validity of the franchise agreement between Bobai and Hua Lan. If Hua Lan prevails in this case then we may not be able to acquire the assets from Bobai. However, management does not expect our inability to acquire the assets from Bobai to have a material adverse effect on our business, financial condition or results of operations as Bobai is only a small station.

Note 10 – Stockholders’ equity

GRC implemented a 1-for-20 reverse split to reduce the number of issued and outstanding shares of common stock to 750,227 immediately before issuing 18,484,715 shares of common stock to the stockholders of Logic Express. The reverse stock split did not change the par value ($0.0001) of the common stock.

On July 19, 2006, the Company entered into a securities purchase agreement with accredited investors and completed the sale of 2,200,000 of the Company’s common stock and 1,070,000 common stock purchase warrants.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with other expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchase 66,154 shares of common stock on the same terms and conditions as the investors.

Warrant

Concurrent with the private placement, GRC issued 1,070,000 units of warrant with exercise price at $2.8425 per share to investors. The warrants issued to the new investors have a 5-year term and are callable by the Company if the shares trade at 160% of the exercise price for 15 consecutive trading days after the registration statement has been effective for 45 days.

On July 28, 2006, GRC also issued 214,000 warrants with an exercise price of $2.8425 to Lane Capital Markets, LLC, the exclusive placement agent and financial advisor, as partial consideration for its services as placement agent in connection with the private placement. These warrants have a 5-year term and are non-callable.

The warrants are accounted for as equity under SFAS 133 and EITF 00-19

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life

Outstanding, December 31, 2006	1,284,000	1,284,000	$2.84	4.28
Granted	—	—	—	—
Forfeited	—
Exercised	—	—	—	—

Outstanding, September 30, 2007	1,284,000	1,284,000	$2.84	3.28

Note 11 – Statutory reserves

In accordance with the “Law of the PRC on Joint Ventures Using Chinese and Foreign Investment” and the Company’s Articles of Association, appropriations from net profit should be made to the Reserve Fund, the Staff and Workers’ Bonus and Welfare Fund and the Enterprise Expansion Fund, after offsetting accumulated losses from prior years, and before profit distributions to the investors. The percentages to be appropriated to the Reserve Fund, the Staff and Workers’ Bonus and Welfare Fund and the Enterprise Expansion Fund are determined by the Board of Directors of the Company.

Reserve fund

For the nine months ended September 30, 2007 and 2006, the Company transferred $1,051,180 and $537,806 respectively. These amounts represent 10% of the net income determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Enterprise expansion fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. For the nine months ended September 30, 2007 and 2006, the Company transferred $1,051,180 and $573,807, respectively. These amounts represent 10% of the net income determined in accordance with PRC accounting rules and regulations.

Note 12 – Retirement benefit plans

Regulations in PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. All permanent employees are entitled to an annual pension equal to their basic salaries at retirement. The PRC government is responsible for the benefit liability to these retired employees. The Company is required to make contributions to the state retirement plan at 20% of the monthly basic salaries of the current employees. For the three months ended September 30, 2007 and 2006, the company made pension contributions in the amount of $102,791 and $21,234, respectively. For the nine months ended September 30, 2007 and 2006, the Company made pension contributions in the amount of $159,321 and $75,911, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China’s legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this prospectus to:

•

“China Biologic,” the “Company,” “we,” “us,” or “our,” are references to the combined business of China Biologic Products, Inc., a publicly-held, non-operating holding company with headquarters in China (formerly, GRC Holdings, Inc.), and its wholly-owned subsidiary, Logic Express Limited, or Logic Express, a British Virgin Islands company, and its 82.76% owned subsidiary Shandong Taibang Biological Products Co. Ltd., or Shandong Taibang, a sino-foreign joint venture incorporated in China, and Shandong Taibang’s wholly-owned subsidiaries, the Xia Jin Plasma Company, the Qi He Plasma Company, the He Ze Plasma Company, the Huan Jiang Plasma Company, the Yang Gu Plasma Company, the Zhang Qiu Plasma Company and the Shandong Medical Company, and Shandong Taibang’s 80% owned subsidiary, the Fang Cheng Plasma Company;

•	“China,” “State” and “PRC” are references to the People’s Republic of China;

•	“RMB” are to Renminbi, the legal currency of China;

•	The “Securities Act” are to Securities Act of 1933, as amended and “Exchange Act” are to the Securities Exchange Act of 1934, as amended; and

•

“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that RMB7.50 = $1.00 for its September 30, 2007 unaudited balance sheet, with the exception of the equity accounts, and RMB7.80 = $1.00 for its December 31, 2006 audited balance sheets, with the exception of the equity accounts. The equity accounts were stated at their historical rate. The average translation rates applied to income statement and statements cash flows for the nine months ended September 30, 2007 and 2006 were RMB7.65 and RMB8.00, respectively.

All share numbers contained in this prospectus are adjusted to reflect the 1-for -10 reverse split of our common stock that occurred on July 20, 2006.

Our Business

We are a biopharmaceutical company and through our indirect majority-owned Chinese subsidiary, Shandong Taibang, we are principally engaged in the research, development, production and manufacturing of plasma-based pharmaceutical products in China. Shandong Taibang operates from our manufacturing facility located in Taian City, Shandong Province. The plasma-based biopharmaceutical manufacturing industry in China is highly restricted by both the state and central governments. Accordingly, the manufacturing process of our products is strictly monitored from plasma collection from human donors to finished products.

The time required to build, furnish and obtain the operating permit for a plasma collection station could take up a year or more, depending on the time spent obtaining a plasma collection permit from the Health Department. After installation of all the necessary equipments, the manufacturer has to get a Production Permit from the Provincial Food and Drug Authority and then obtain a GMP certificate from the PRC State Food and Drug Authority or the SFDA. Furthermore, it may take an estimated 3 years to build a manufacturing plant, depending on whether a manufacturing is able to obtain state approval for its products. Each product category has to be separately approved by the SFDA, and a manufacturer may not sell its product before obtaining relevant SFDA approval, which takes between 2-5 years to obtain. The cost of obtaining such approval depends on the scale and technical ability of the manufacturer. To our knowledge, we are the only plasma-based biopharmaceutical product manufacturer in Shandong Province that has been approved by the state. This approved status enables us to collect plasma from human donors and manufacture and sell plasma-based biopharmaceutical products in Shandong Province.

Our principal products include human albumin and various types of immunoglobulin. We currently produce 14 biopharmaceutical products in seven major categories as follows:

Existing Products	Cure/Use

Human Albumin: - 20%/10ml, 20%/25ml and 20%/50ml	•	Shock caused by blood loss trauma or burn;
	•	Raised intracranial pressure caused by hydrocephalus or trauma;
	•	Oedema or ascites caused by hepatocirrhosis and nephropathy;
	•	Prevention and cure of low-density-lipoproteinemia.
	•	Neonatal hyperbilirubinemia.

Human Hepatitis B Immunoglobulin – 100 International Units, or IU, 200IU, 400IU	•	Prevention of measles and contagious hepatitis. Applied together with antibiotics, curative effect on certain severe bacteria or virus infection may be improved.

Human Immunoglobulin – 10%/3ml and 10%/1.5ml	•	Original immunoglobulin deficiency: such as X chain low immunoglobulin, familiar variable immune deficiency, immunoglobulin G secondary deficiency;
	•	Secondary immunoglobulin deficiency: such as severe infection, newborn sepsis;
	•	Auto-immune deficiency diseases, such as original thrombocytopenia purpura or kawasaki disease.

Human Immunoglobulin for Intravenous Injection – 5%/50ml	•	Same as above

Thymopolypeptides Injection – 20mg/2ml,5mg/2ml	•	Cure for various original and secondary T-cell deficiency syndromes, some auto-immune deficiency diseases, various cell immunity deficiency diseases and assists in the treatment for tumor.

Human Rabies Immunoglobulin – 100IU, 200IU and 500IU	•

Mainly for passive immunity form bites or claws by rabies or other infected animals. All patients suspicious of being exposed to rabies shall combine the uses of rabies vaccine and human rabies immunoglobulin.

Human Tetanus Immunoglobulin – 250IU	•	Mainly use for the prevention and therapy of tetanus, particularly apply for patients who has allergic reaction or hypersensitivity to TAT.

Human albumin is principally used to increase blood volume while immunoglobulin is used for certain disease preventions and cures. Shandong Taibang’s human albumin and immunoglobulin products use human plasma as basic raw material. Albumin also used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. All of our products are prescription medicines in the form of injections.

We have product liability insurance covering all of our products. However, since our establishment in 2002, there has not been any product liability claims nor legal action filed against us brought by patients due to the use of our products.

Our Corporate Background

China Biologic Products, Inc. was originally incorporated in 1992 under the laws of the State of Texas as Shepherd Food Equipment, Inc. On November 20, 2000, Shepherd Food Equipment, Inc. changed its corporate name to Shepherd Food Equipment, Inc. Acquisition Corp., or Shepherd. Shepherd is the survivor of a May 28, 2003, merger between Shepherd and GRC Holdings, Inc. or GRC. In the merger, the company adopted the Articles of Incorporation and By-Laws of GRC and changed its corporate name to GRC Holdings, Inc. On January 10, 2007, a Plan of Conversion became effective pursuant to which GRC was converted into a Delaware corporation.

Our Acquisition of Logic Express

On July 19, 2006, we completed a reverse acquisition transaction with Logic Express, whereby we issued to the stockholders of Logic Express, 18,484,715 shares of our common stock in exchange for 100% of the issued and outstanding shares of capital stock of Logic Express and its majority-owned Chinese operating subsidiary, Shandong Taibang. As a result of the reverse acquisition transaction with Logic Express, Logic Express became our 100% owned subsidiary and the former shareholders of Logic Express became our controlling shareholders with 96.1% of our common stock. Shandong Taibang became our 82.76%-owned indirect subsidiary and is the operating company for all of our commercial operations. Our operating company, Shandong Taibang, is a sino-foreign joint venture company established on October 23, 2002 with a registered capital of RMB80 million (approximately $10.3 million). Upon the closing of the reverse acquisition, Timothy P. Halter, our sole director prior to the reverse acquisition, submitted his resignation letter pursuant to which he resigned from all offices he held and from his position as our director, effective immediately. Siu Ling Chan and Lin Ling Li were appointed as our directors at the closing of the reverse acquisition of Logic Express. In addition, our executive officer was replaced by the Logic Express executive officers named herein at the closing of the reverse acquisition.

As a part of the reverse acquisition transaction, we agreed to register 500,000 shares of our common stock held in the name of PDS-HFI Partners, a company beneficially owned by Timothy P. Halter. PDS-HFI Partners, subsequently transferred these shares in a private transaction to The Pinnacle Fund LP, pursuant to a share purchase agreement, dated August 20, 2007.

The reverse acquisition transaction involving Logic Express and us is considered to be a recapitalization (issuance of stock by Logic Express for our net monetary assets) in substance, rather than a business combination. Logic Express is treated as the continuing reporting entity that acquired us. The financial information prior to the reverse take-over represented the consolidated financial information of Logic Express.

Private Placement Transaction

On July 19, 2006, we completed a private placement transaction with a group of accredited investors. Pursuant to the securities purchase agreement as amended, we sold five-year warrants to purchase 1,070,000 shares of common stock at an exercise price of $2.8425 per share and 2,200,000 shares of our common stock, at a purchase price of $1.895 per unit, or approximately $4.2 million in gross proceeds. In addition, two of our controlling shareholders, Siu Ling Chan and Lin Ling Li, sold an aggregate of 2,080,000 shares of our common stock at a price of $1.895 per share, or approximately $3.9 million to the same investors.

Lane Capital Markets, LLC acted as exclusive placement agent and financial advisor in connection with the transaction. As compensation for its services, the Placement Agent received a cash fee equal to $1,046,500, representing 10% of the combined gross proceeds received from the sale of the shares, together with reasonable out-of-pocket expenses incurred in connection with the offering amounting to 3% of the proceeds. In addition, Lane and its potential designee(s) received five-year warrants to purchase 214,000 shares of common stock at an exercise price of $2.8425 per share.

In connection with the private placement transaction, on July 18, 2006, we also entered into a registration rights agreement with the investors, pursuant to which we agreed to file within 45 days of the closing date, a registration statement registering for resale the shares issued to the investors in the private placement. We failed to file this registration statement within the time period prescribed by the registration rights agreement, which resulted in liquidated damages in the amount of $811,060 which we recognized in general and administrative expenses during fiscal year 2006. The shares being registered under this registration statement are the shares of our common stock issued and the shares of common stock underlying warrants issued in connection with the private placement.

On July 19, 2006, our majority stockholders, Siu Ling Chan and Lin Ling Li also entered into a make good escrow agreement with the private placement investors, pursuant to which, Ms. Chan and Ms. Li agreed to deposit in an escrow account a total of 4,280,000 shares of our common stock owned by them, to be held for the benefit of the investors. Ms. Chan and Ms. Li agreed that if we do not attain a minimum after tax net income threshold of $4,819,500, or $5,823,465 of after-tax net income before minority interest for the fiscal year ending December 31, 2006, and $8,302,000 of after-tax net income or $10,031,416 of after-tax net income before minority interest for the fiscal year ending December 31, 2007, the escrow agent may deliver their escrowed shares to the investors, based upon a pre-defined formula agreed to between the investors and Ms. Chan and Ms. Li. However, if the after tax net income threshold is met, the shares in escrow will be returned to Ms. Chan and Ms. Li. Pursuant to the escrow agreement, (i) liquidated damages accrued according to the registration rights agreement and; (ii) gain or loss on change in fair value of warrants, are not deemed to be an income or expense item in calculating the after-tax net income for the purpose of the escrow agreement. If such performance thresholds are met, the shares are to be returned to Ms Li Lin Ling and Ms Chan Siu Ling. We have met our performance threshold for the fiscal year ended December 31, 2006.

Acquisition of Plasma Stations

In December 2006, our subsidiary, Shandong Taibang, entered into asset transfer agreements with the Shandong Provincial government to acquire certain assets of five plasma stations in Shandong Province, for an aggregate consideration of $2,472,846. The value of the assets was determined by qualified valuation experts registered in the PRC. We obtained the permit to operate them in January 2007. In January 2007, Shandong Taibang entered into letters of intent to acquire certain assets of two plasma stations in Guangxi Province, for a total consideration of $741,104. They obtained their operating permits in February and April 2007, respectively. The consideration paid for these acquisitions was determined based on independent valuations performed by qualified valuation experts based in the PRC. We acquired the assets of these plasma stations through separate Shandong Taibang subsidiaries, specially formed for this purpose. The subsidiaries holding six of our new plasma stations are the Xia Jin Plasma Company, the Qi He Plasma Company, the He Ze Plasma Company, the Huan Jiang Plasma Company, the Yang Gu Plasma Company, and the Zhang Qiu Plasma Company. The seventh plasma station is held in the Fang Cheng Plasma Company, which is 80% owned by Shandong Taibang and 20% owned by Lin Feng, an unrelated third party.

Establishment of Shandong Medical

In September 2006, Shandong Taibang applied to establish a wholly owned subsidiary, Shandong Missile Medical Co., Ltd., or Shandong Medical, with registered capital of $384,600, which was fully paid on March 1, 2007. On

February 7, 2007, Shandong Medical has obtained a distribution license for biological products, except for vaccine, from the Shandong Food and Drug Authority, or SFDA, for a license period of 5 years from the date of obtaining the license. The registration of Shandong Medical was ultimately approved by Shandong Provincial Department of Foreign Trade and Economic Cooperation on July 4, 2007 and Shandong Medical was formally registered on July 19, 2007. The scope of business is wholesale of biological products, except vaccine, with a license period of 25 years from the date of registration. As of September 30, 2007, Shandong Medical has commenced limited operations.

Operating Results

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenues and key components of our revenue for the periods indicated in dollars.

For Three Months Ended September 30, 2007 Compared to Three Months ended September 30, 2006 (Unaudited)

	Three Months Ended September 30,
			Increase (Decrease)	% Increase (% Decrease)
Item	2007	2006

Revenue	$8,938,186	$6,006,917	$2,931,269	48.8%
Cost of Revenue	2,281,280	2,301,768	(20,488)	(0.9%)
Gross Profit	6,656,906	3,705,149	2,951,757	79.7%
Gross Profit as a percentage of revenue	74.5%	61.7%	12.8%
Operating Expenses	3,085,479	1,979,241	1,106,238	55.9%
Other expense	138,969	64,770	74,199	114.6%
Provision for Taxes	560,030	470,907	89,123	18.9%
Net income	$2,258,514	$693,540	$1,564,974	225.7%

Revenues. For the three months ended September 30, 2007, our revenues were $8.9 million, compared to $6.0 million for the three months ended September 30, 2006, an increase of $2.9 million, or 48.8%. The increase was due primarily to the increase in price of plasma based products, which was offset by the decrease in sales volume. During the three months ended September 30, 2007, all of our products experienced price increases ranging from 8.1% to 424.5%. For the three months ended September 30, 2007, compared to the same period of 2006, the average price for human albumin, which contributed 61.9% to our revenues, increased by 48.4%; human immunoglobulin for intravenous injection, which contributed 11.1% to our revenues, increased by 424.5%; and human rabies immunoglobulin, which contributed 15.2% to our revenues, increased by 36.6%. Sales volume for human albumin and human immunoglobulin for intravenous decreased by 19.4% and 24.3%, respectively, while human rabies immunoglobulin recorded an increase of 94.9%. The net effect on price and volume resulted in an increase of our total revenues by 48.8%. The major reason for the rise in price together with the decrease in quantity was due to the government’s stringent control on the quality standard of the plasma-based production industry, which resulted in a shortage in the supply of finished products. We were able to adjust our production plan to take advantage of the limited market supply of plasma resources to realize higher profit margins.

Cost of Revenues. For the three months ended September 30, 2007, our cost of revenues remained unchanged from period to period, at $2.3 million. As a percentage of revenues, our cost of revenues was 25.5% for the three months ended September 30, 2007, as compared to the 38.3% for the three months ended September 30, 2006. Our production cost structure did not change. Our increase in the sale price of our products and our unchanged cost structure resulted in a decrease in our cost of revenues as a percentage of revenues.

Gross Profit. For the three months ended September 30, 2007 and 2006, our gross profit was $6.7 million and $3.7 million, respectively, an increase of $3.0 million, or 79.7%. Gross profit as a percentage of revenues was 74.5% and 61.7% for the three months ended September 30, 2007 and 2006, respectively. The 12.8% increase in gross profit as a percentage of sales is primarily due to an increase in the sale price of our products and our unchanged cost structure.

Operating Expenses. Our total operating expenses for the three months ended September 30, 2007 increased $1.1 million, or 55.9%, to $3.1million, from $2.0 million for the same period in 2006. As a percentage of sales revenue, our total expenses increased to 34.5% as a percentage of revenue for the three months ended September 30, 2007 from 32.9% for the same period in 2006. The increase was primarily attributable to the increase in our selling expenses.

Selling Expenses. Our selling expenses for the three months ended September 30, 2007 and 2006 were $1.7 million and $0.4 million, respectively. The increase of $1.3 million, or 338.5%, is due to the expansion of our marketing and sales efforts during the period. We spent an additional $0.2 million on marketing during the period, compared to the same period last year. We also paid $0.34 million in employee bonuses as a reward the achievement of our net profit target. In addition, we incurred additional expenses for travel and entertainment in connection with our attendance at and hosting of business conferences during the period. As a percentage of revenues, our selling expenses for the fiscal quarter ended September 30, 2007 and 2006 were between 19.5% and 6.6%, mainly due to management’s decision to promote certain products in order to obtain a more balanced product mix.

General and Administrative Expenses. For the three months ended September 30, 2007 and 2006, our general and administrative expenses were $1.1 million and $1.3 million, respectively. This $0.2 million, or 14.6%, decrease in administrative expenses is mainly attributable to more legal and professional fees incurred in connection with our reverse merger transaction during the third quarter of 2006. During the period we also saw an increase in management salaries in the amount of $0.1 million and a $0.09 million operating cost for our plasma companies. As a percentage of revenues, general and administrative expenses for the three months ended September 30, 2007 and 2006 were 12.6% and 22%, respectively. The overall 9.4% decrease is mainly attributable to the combined effect of an increase in our revenues and a decrease in our reverse merger related expenses.

Research and Development Expenses. For the three months ended September 30, 2007 and 2006, our research and development expenses were $0.2 million and $0.3 million, respectively. As a percentage of revenues, research and development expenses for the three months ended September 30, 2007 and 2006 were 2.4% and 4.3%, respectively. The decrease in percentage was mainly due to the increase in revenue for the three months period in 2007.

Income before Taxes and Minority Interest. Income before income taxes and minority interest for the three months ended September 30, 2007 and 2006 was $3.4 million and $1.7 million, respectively, an increase of $1.8million, or 106.6%. Income before taxes and minority interest as a percentage of revenues was 38.4% and 27.7% for the three months ended September 30, 2007 and 2006, respectively. The increase is attributable to our higher gross profit margin.

Provision for Income Taxes. Our provision for income taxes was $0.6 million and $0.5 million for the three months ended September 30, 2007 and 2006, respectively. The change is due to our increase in net profit.

Net Income. As a result of the higher sale price for our products and our gross margin, net income increased $1.6 million, or 225.7%, from $0.7 million for the three months ended September 30, 2006, to $2.3 million for the same period in 2007.

For the Nine months Ended September 30, 2007 Compared To September 30, 2006 (Unaudited)

	Nine Months Ended September 30,
			Increase	% Increase
Item	2007	2006	(Decrease)	(% Decrease)

Revenue	$25,442,097	$15,074,618	$10,367,479	68.8%
Cost of Sales	8,293,628	6,487,373	1,806,255	27.8%
Gross Profit	17,148,469	8,587,245	8,561,224	99.7%
Gross Profit as a percentage of revenue	67.4%	57.0%	10.4%
Operating Expenses	5,717,923	3,090,204	2,627,719	85.0%
Other expense	208,235	190,477	17,758	9.3%
Provision for Taxes	1,858,992	954,538	904,454	94.8%
Net income	$7,600,857	$3,382,859	$4,217,998	124.7%

Revenues. For the nine months ended September 30, 2007, revenues were $25.4 million, compared to $15.1 million for the nine months ended September 30, 2006, an increase of $10.4 million, or 68.8%. The increase is due primarily to a general increase in the price of plasma based products, which was offset by a decrease in our sales volume for two of our products. All of our products recorded price increases ranging from 5.2% to 217.2%. For the nine months ended September 30, 2007, the average price for human albumin, which contributed 69.3% to our total revenue, increased 20.1%, human immunoglobulin for intravenous Injection, which contributed 6.9% to our revenue, increased 217.2%, and human rabies immunoglobulin, which contributed 14.8% to our revenue, increased 19.2%, as compared to the same period in 2006. Volume sales for human albumin, human hepatitis B immunoglobulin, and human rabies immunoglobulin increased by 23.1%, 127.3%, 104.2%, and 123.5%, respectively, while the sales volume for human immunoglobulin for intravenous decreased by 13.1% for the nine months ended September 30, 2007, as compared to the same period in 2006. The 68.8% increase in total revenue for the nine months ended September 30, 2007, as compared to the same period in 2006, was due to the government’s stringent control on the quality standard of the plasma-based production industry, which resulted in a shortage in the supply of finished products. We were able to adjust our production plan to take advantage of the limited market supply of plasma resources to realize higher profit margins.

Cost of Revenues. For the nine months ended September 30, 2007, our cost of revenues increased to $8.3 million, from $6.5 million for the nine months ended September 30, 2006, a $1.8 million, or 27.8% increase. However, as a percentage of revenues, our cost of revenues decreased by 10.4% from 43.0% for the nine months ended September 30, 2006, to 32.6% for the nine months ended September 30, 2007. The decrease in our cost as a percentage of revenues is due primarily to our management’s ability to maintain efficiencies in our production process.

Gross Profit. For the nine months ended September 30, 2007, the gross profit increased to $17.1 million, from $8.6 million for the nine months ended September 30, 2006, an $8.6 million, or 99.7% increase. For the nine months ended September 30, 2007, our gross profit as a percentage of revenues increased from 57.0%, to 67.4% for the nine months ended September 30, 2006. This 10.4% increase in gross profit was mainly due to the increased demand for our products, as well as the price increase of all our products, which increased our gross profit margin.

Operating Expenses. Our total operating expenses for the nine months ended September 30, 2007 increased by $2.6 million, or 85%, to $5.7 million, from $3.1 million for the same period in 2006. As a percentage of sales revenue, our total operating expenses increased to 22.5% for the nine months ended September 30, 2007, from 20.5% for the same period in 2006. The increase was primarily attributable to the increase in our selling expenses during the 2007 period.

Selling Expenses. For the nine months ended September 30, 2007, our selling expenses increased to $2.4 million, from $0.7 million for the nine months ended September 30, 2006, a $1.8 million, or 254.3% increase. As a percentage of revenues, our selling expenses for the nine months ended September 30, 2007 increased by 5.02%, to 9.61%, from 4.58% for the nine months ended September 30, 2006. The increase is due to our award of sales bonuses of $0.36 million to our employees for our outstanding achievement in revenue. Moreover, we have aggressively launched our marketing efforts by holding more conferences in conjunction with our distributors in most major cities, at an additional cost of approximately $1 million for the nine months ended September 30, 2007, as compared same period last year. In connection with these marketing efforts, our sales force also incurred additional entertainment and traveling expenses of approximately $0.3 million.

General and Administrative Expenses. For the nine months ended September 30, 2007, our general and administrative expenses increased to $2.8 million, from $2.0 million for the nine months ended September 30, 2006, a $0.9 million, or 44.8% increase. The increase was primarily attributable to higher professional fees which amounted to approximately $0.5 million, and staff costs of approximately $0.24 million incurred during the 2007 period in connection with our preparation of our the registration statement which was filed on September 4, 2007. In addition, we also paid staff performance bonuses of approximately $0.3 million for outstanding company performance in the 2007 period. We also hired 10% more staff and increased the salaries of our seconded staff by 20%, which accounted for an additional $0.14 million during the 2007 period.

Research and Development Expenses. For the nine months ended September 30, 2007 and 2006, our research and development expenses remained unchanged at $0.4 million. As a percentage of revenues, our research and development expenses for the nine months ended September 30, 2007 and 2006 were 1.7% and 2.9%, respectively. The decrease in percentage was mainly due to the increase in our revenues for the nine-month period in 2007.

Income before Taxes and Minority Interest. Income before taxes and minority interest for the nine months ended September 30, 2007 and 2006 were $11.2million and $5.3 million, respectively, an increase of $5.9 million, or 111.5%. Income before taxes and minority interest as a percentage of revenues was 44.1% and 35.2%, for the nine months ended September 30, 2007 and 2006, respectively. The increase is due directly to an increase in the demand for our products, as well as our ability to maintain a low cost of revenue.

Provision for Income Taxes. Our provision for income taxes was $1.9 million and $1.0 million, for the nine months ended September 30, 2007 and 2006, respectively. The increase is the result of the 111.5% increase in our income before taxes.

Net Income. As a result of the demand for our products, our higher sale price, and our ability to maintain a relatively low cost of revenue, our net income increased $4.2 million or 124.7%, from $3.4 million for the nine months ended September 30, 2006, to $7.6 million for the same period in 2007.

Liquidity and Capital Resources

Cash flow and working capital

To date, we have financed our operations primarily through cash flows from operations, short-term bank borrowings, as well as equity contributions by our shareholders. We had aggregate short-term bank loans of RMB10 million (approximately $1.3 million) as at September 30, 2007,which are due in February 2008. These loans bear a fixed interest rate of 6.12% per annum.

As of September 30, 2007 and December 31, 2006, we had approximately $6.1 and $4.3 million, respectively, in cash and cash equivalents, primarily consisting of cash on hand and demand deposits.

China Biologic Products, Inc. and Subsidiaries
Cash Flows
For the Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended September 30, 2006 (unaudited)

	2007	2006

Net Cash provided by Operating activities	$10,816,177	$24,519

Net Cash used in Investing activities	(7,206,558)	(1,198,835)

Net Cash used in Financing activities	(2,038,877)	3,370,568

Effects of Exchange Rate Change in Cash	284,751	208,678

Net Increase in Cash and Cash Equivalents	1,855,493	2,404,930

Cash and Cash Equivalent at beginning of Period	4,268,220	607,376

Cash and Cash Equivalent at end of period	6,123,713	3,012,306

Operating activities

For the nine months ended September 30, 2007, net cash provided by our operating activities was $10.8 million, which is an increase of $10.8 million, or 44013.5%, from $0.02 million net cash provided by operating activities for the same period in 2006. Our increase in cash provided in operations during the nine months ended September 30, 2007 was mainly due to the $4.2 million increase in our net income.

For the nine months ended September 30, 2007, the decrease in our receivables provided us with $1.5 million in net cash and enabled us to shorten our customer payment terms. Overall, we believe that our cash flow from our operating activities and the existing credit facilities available to us should be adequate to sustain our operations at our current levels through the next twelve months.

Investing activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment. For the nine months ended September 30, 2007 and 2006, we used $7.2 million and $1.2 million, respectively, in investing activities.

Financing activities

Net cash used in financing activities for the nine-month period ended September 30, 2007 totaled $2.0 million as compared to $3.4 million provided by financing activities in the same period of 2006. The increase of the cash used for financing activities was mainly attributable to our repayment of a short term bank loan and a dividend paid to minority shareholders.

On July 18, 2006, we completed a private placement of 2,200,000 shares of our common stock and 2,080,000 shares of our common stock held by our two controlling shareholders to a group of accredited investors who are among the selling stockholders listed in this prospectus. Gross proceeds received by us from the private placement amounted to approximately $4.2 million. We did not directly receive any of the proceeds from the sale by the controlling shareholders. However, the controlling shareholders used all of the proceeds received by them to repay outstanding amounts owed by them to us in the aggregate amount of $2.2 million and then made a loan to us of the remaining $0.91 million of net proceeds that they received in the offering. A portion of the proceeds of the private placement was injected into Shandong Taibang to meet a $3.3 million capital contribution requirement that Logic Express had in Shandong Taibang. Part of the proceeds was placed in escrow as described more fully elsewhere herein, until registration of the capital contribution with the PRC authorities was complete and, upon release, was used primarily to repay indebtedness owed to Shandong Taibang. All outstanding amounts owed to Shandong Taibang were settled in August 2006.

Loan Facilities

The following table illustrates our credit facilities and the outstanding loan balance as of September 30, 2007:

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount

Bank of Communications	February 9, 2007	February 9, 2008	1 year	6.12%	RMB5,000,000 (approx. $667,000)
Bank of Communications	February 28, 2007	February 28, 2008	1 year	6.12%	RMB5,000,000 (approx. $667,000)

Total					$1,334,000

We expect that we will repay the foregoing loans upon maturity out of operating cash flows or through refinancing of the debt.

Giving effect to the foregoing bank loans and other financing activities, we expect that cash on hand, funds generated from our operations and funds generated from companies that we may acquire in the future will be sufficient to satisfy our current and future commitments for at least the next twelve months. We do not believe that we have any significant short term liquidity problems. We plan to use surplus cash from our operations to repay outstanding indebtedness owed to financial institutions. In late 2007, we are planning to increase our production capacity by establishing a new production line with total investment of approximately $4 million. We believe that we currently have sufficient cash on hand and other resources to satisfy the capital requirements for establishing this production line. In addition, we have approximately USD$10 million banking facility, of which approximately $8.7 million remains available, that we can draw down upon in the event that unforeseen liquidity requirements arise.

Critical Accounting Policies

We prepare our financial statements in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities, to disclose contingent assets and liabilities on the date of the financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. We continue to evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than other in their application.

Our financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization and satisfaction of our existing liabilities and commitments in the normal course of business.

Revenue Recognition

Our revenues represent the invoiced value of goods, net of value added taxes, sales returns, trade discounts and allowances. We recognize revenue when the risks and rewards of our sales are certain. It normally represents that when our products are delivered and accepted at the customer site, and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Inventory

Inventories are stated at the lower of cost or market value. Cost is determined using weighted average cost. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocation proportion of production overheads.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

As of September 30, 2007, we have capital commitments of $1.2 million outstanding for the purchase of equipment.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEMS 3 AND 3A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term internal disclosure controls and procedures, as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Our chief executive officer and chief financial officer, Mr. Stanley Wong and Mr. Chao Ming Zhao, respectively, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

We also maintain internal control over financial reporting. The term internal control over financial reporting, as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting procedures in the U.S. (GAAP), and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal controls over financial reporting during the three-month period ended on September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We may become involved in lawsuits and legal proceedings arising from the ordinary course of our business. This may adversely affect or harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

In July 2006, one of our sales employees misappropriated our goods and resold them to other parties using a counterfeited Company seal. The amount involved was approximately RMB1.16 million (approximately $0.15 million). The incident was revealed during a routine reconciliation of our account receivables. We reported the misappropriation to the police and the employee was arrested and criminal charges were brought against him. To date, we have recovered RMB350,000 in cash and goods of valued at approximately RMB30,000 (altogether, approximately $0.05 million). The balance will be recouped on or before the end of 2007, pursuant to a financial guarantee and repayment agreement between us and the employee witnessed by officials at the Tai An City Police Station.

Mr. Zu Ying Du was one of the original equity holders in our operating subsidiary, Shandong Taibang. Pursuant to a joint venture agreement, among the original equity holders, Mr. Du was obligated to make a capital contribution of RMB20 million (or approximately $2.6 million) for a 25% interest in Shandong Taibang. Mr. Du made this contribution using funds borrowed from the Beijing Chen Da Technology Investment Company, or Beijing Chen Da. Mr. Du failed to repay Beijing Chen Da for his loan of the capital contribution amount. In 2004, Beijing Chen Da sued Mr. Du for repayment of the loan and obtained a judgment against him. As a result, Du Zu Ying’s 25% equity interest in Shandong Taibang was transferred to Beijing Chen Da as consideration for the RMB20 million loan. On June 10, 2005, Beijing Chen Da sold its equity interests in Shandong Taibang to Up-Wing Investments Limited, or Up-Wing, pursuant to a share transfer agreement, which became effective on September 2, 2005, upon approval by the Shandong Provincial Department of Foreign Trade and Economic Cooperation, or the Shandong COFTEC. In March 2006, Up-Wing sold its equity interests in Shandong Taibang to Logic Express, our subsidiary.

In addition, Missile Engineering, another original equity holder wholly controlled by Mr. Du, was obligated to contribute RMB32.8 million (or $4.2 million) for a 41% interest in Shandong Taibang by means of cash, equipment and technical know-how. Missile Engineering was also obligated to obtain a certificate and license of its technical know-how from the State licensing authorities within a stipulated period, in order to be recognized as a valid capital contributor, otherwise, a cash payment was required. The technical know-how was valued as RMB26.4 million (or approximately $3.4 million). However, Missile Engineering failed to obtain the certificate and license within the stipulated period. Pursuant to a stockholders resolution on September 26, 2004, Missile Engineering agreed to sell its 41% interest in Shandong Taibang to Up-Wing and Up-Wing agreed to take up the obligation of Missile Engineering to pay the RMB26.4 million in cash. The equity transfer was approved by the Shandong Provincial Department of Foreign Trade and Economic Cooperation, or the Shandong COFTEC.

In 2006, Missile Engineering applied for arbitration before the China International Economic and Trade Arbitration Commission, or CIETAC, to challenge the effectiveness of the transfer to Up-Wing Investments Limited, of the equity interests in Shandong Taibang formerly owned by Missile Engineering, but later voluntarily withdrew this application. Missile Engineering then applied to the Shandong COFTEC for administrative reconsideration of the equity transfer, but this application was rejected. Thereafter, Missile Engineering commenced an administrative proceeding against the Shandong COFTEC alleging that it wrongfully approved the equity transfer. However, according to Shandong COFTEC, the application to this administrative proceeding was voluntarily withdrawn by Missile Engineering during September 2007. We were also informed that Missile Engineering is in the process of applying to COFTEC for another administrative reconsideration of the equity transfer. We believe that all necessary approvals and documentation were obtained at the time of transfer and we have initiated legal action in China intending to restrain Missile Engineering from seeking to resolve the equity transfer issue, by means other than by arbitration, the agreed-upon method of conflict resolution at the time of the transfer.

In December 2006, Up-Wing brought separate legal action in Tai Shan District Court in Shandong Province against Mr. Du for defamation in connection with his tortious comments regarding Shandong Taibang. Up-Wing sought to enjoin Mr. Du from such conduct as well as damages of approximately $3,000. The outcome of this matter is not expected to have a material adverse effect on our business, financial condition or results of operations.

On February 5, 2007, our subsidiary Shandong Taibang received a summons from the District Court of Hong Qi District, Xin Xiang City, Henan Province, regarding an ongoing dispute with Hua Lan Biological Engineering Co Ltd., or Hua Lan, the plaintiff, pursuant to which Hua Lan alleges that Feng Lin, the principal of the Bobai Kangan Plasma Collection Co. Ltd., or Bobai, and Keliang Huang established the Bobai Plasma Collection Station in Bobai County, Guangxi, using a permit for collecting and supplying human plasma in Bobai County, that was granted to

Hua Lan by the government of the Guangxi region, without Hua Lan’s permission. On January 18, 2007, we had signed a letter of intent to acquire the Bobai Plasma Collection Station from Bobai. However, on January 29, 2007, on Hua Lan’s motion, the District Court entered an order to freeze funds in the amount of RMB3,000,000 ($386,100) held by the defendants in the case, including RMB 500,000 ($65,750)in funds held in Shandong Taibang’s bank account in Taian City, and Shandong Taibang was joined as a third party defendant. The first hearing in the foregoing matter was scheduled to be held before the District Court in March 2007 but was suspended to allow the defendants to enter a plea to the Henan Provincial Court requesting clarification regarding whether the District Court has proper jurisdiction when the act of infringement and all defendants are not in Henan Province. A hearing was held on June 25, 2007 and judgment was entered against the defendants. There was a RMB 1,700,000 ($226,780) financial judgment against three defendants jointly. Though the RMB500,000 ($65,750) has been released and the company appealed the judgment to the high court, the company recorded a contingency liability of $75,593 for its share of the judgment. Other than the place of jurisdiction, we cannot make any comment on the validity of the franchise agreement between Bobai and Hua Lan. If Hua Lan prevails in this case then we may not be able to acquire Bobai. However, management does not expect our inability to acquire Bobai to have a material adverse effect on our business, financial condition or results of operations as Bobai is only a small station.

To our knowledge, no director, officer or affiliate of ours, and no owner of record or beneficial owner of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is our adverse party or has an material interest in our operation in reference to pending litigation.

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended September 30, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the quarter ending September 30, 2007 that was not reported in a current report on Form 8-K.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BIOLOGIC PRODUCTS, INC.

Dated: November 14, 2007	/s/ Stanley Wong

Stanley Wong
Chief Executive officer

Dated: November 14, 2007	/s/ Chao Ming Zhao

Chao Ming Zhao
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.