Form 10KSB
period 2007-12-31
China Biologic Products, Inc.
filed 2008-03-28
CIK 1369868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-52807

CHINA BIOLOGIC PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2308816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
No. 14 East Hushan Road, Taian City, Shandong People's Republic of China 271000 -------------------------------------------------------------
(Address of principal executive offices)

(+86) 538-620-2306

--------------------------------------------------------------

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐              Non-accelerated filer  ☐              Accelerated filer   ☐             Smaller reporting company ☒

The aggregate market value of the 1,285,888 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $3,471,898 as of June 29, 2007, the last business day of registrant’s most recent completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $2.70 per share, as reported by Quotemedia, Inc.

There were a total of 21,434,942 shares of the registrant’s common stock outstanding as of March 25, 2008.

CHINA BIOLOGIC PRODUCTS, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2007

SPECIAL NOTES REGARDING FORWARD-LOOKING STATEMENTS

The forward-looking statements are contained principally in the sections entitled “Summary,” “Risk Factors,” “Use of Proceeds,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” above.   In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements.  Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.

Forward-looking statements also represent our estimates and assumptions only as of the date of this annual report. You should read this annual report and the documents that we reference in this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

We file annual, quarterly and other reports, proxy statements and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings, including exhibits filed therewith, are accessible through the Internet at that website.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K, or this Report, to:

•

“China Biologic,” the “Company,” “we,” “us,” or “our,” are references to the combined business of China Biologic Products, Inc., a publicly-held, non-operating holding company with headquarters in China (formerly, GRC Holdings, Inc.), and its wholly-owned subsidiary, Logic Express Limited, or Logic Express, a British Virgin Islands company, and its 82.76%-owned subsidiary Shandong Taibang Biological Products Co. Ltd., or Shandong Taibang, a sino-foreign joint venture incorporated in China, and Shandong Taibang’s wholly-owned subsidiaries, the Xia Jin Plasma Company, the Qi He Plasma Company, the He Ze Plasma Company, the Huan Jiang Plasma Company, the Yang Gu Plasma Company, the Zhang Qiu Plasma Company and the Shandong Medical Company, and Shandong Taibang’s 80%-owned subsidiary, the Fang Cheng Plasma Company;

•

“China,” “State” and “PRC” are references to the People’s Republic of China;

•

“RMB” are to Renminbi, the legal currency of China;

•

“U.S. dollar,” and “$”are to the legal currency of the United States;

•

the “Securities Act” are to Securities Act of 1933, as amended;

•

the “Exchange Act” are to the Securities Exchange Act of 1934, as amended; and

•

“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.  For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that RMB7.29 = $1.00 for its audited balance sheets for the fiscal year ended December 31, 2007, with the exception of the equity accounts, and RMB7.80 = $1.00 for its audited balance sheets for the fiscal year ended December 31, 2006, with the exception of the equity accounts.  The equity accounts were stated at their historical rate.  The average translation rates applied to income statement and statements of cash flows for the fiscal years ended December 31, 2007 and 2006 were RMB7.59 and RMB7.96, respectively.

All share numbers contained in this annual report are adjusted to reflect the 1-for-2 reverse split of our common stock that occurred on July 20, 2006.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

We are a biopharmaceutical company and through our indirect majority-owned Chinese subsidiary, Shandong Taibang, we are principally engaged in the research, development, production and manufacturing of plasma-based pharmaceutical products in China.  Shandong Taibang operates from our manufacturing facility located in Taian City, Shandong Province.  The plasma-based biopharmaceutical manufacturing industry in China is highly restricted by both the provincial and central governments.  Accordingly, the manufacturing process of our products is strictly monitored from the initial collection of plasma from human donors to finished products.  Our principal products include our approved human albumin and immunoglobulin products.

We are approved to sell human albumin 20%/10ml, 20%/25ml and 20%/50ml. Human albumin is our top-selling product.  Sales of these human albumin products represented approximately 63.6% and 75.5% of our total revenues, respectively, for the each of the years ended December 31, 2007 and 2006.  Human albumin is principally used to increase blood volume while immunoglobulin is used for certain disease preventions and cures.  Shandong Taibang’s approved human albumin and immunoglobulin products use human plasma as the basic raw material.  Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure.   All of our products are prescription medicines administered in the form of injections.

We sell our products to customers in the PRC.  Our sales have historically been made on the basis of short-term arrangements and our largest customers have changed over the years.  For the years ended December 31, 2007 and 2006, our top 5 customers accounted for approximately 14.9% and 10%, respectively, of our total revenue.  For the years ended December 31, 2007 and 2006, our largest customer accounted for approximately 5.3% and 2.9%, of our revenue, respectively.  As we continue to diversify our geographic presence, customer base and product mix, we expect that our largest customers will continue to change from year to year.

We have product liability insurance covering all of our products.  However, since our establishment in 2002, there has not been any product liability claims nor has any legal action been filed against the Company brought by patients related to the use of our products.

Our Corporate History and Structure

China Biologic Products, Inc. was originally incorporated on December 20, 1989 under the laws of the State of Texas as Shepherd Food Equipment, Inc.  On November 20, 2000, Shepherd Food Equipment, Inc. changed its corporate name to Shepherd Food Equipment, Inc. Acquisition Corp., or Shepherd.  Shepherd is the survivor of a May 28, 2003, merger between Shepherd and GRC Holdings, Inc. or GRC.  In the merger, the company adopted the Articles of Incorporation and By-Laws of GRC and changed its corporate name to GRC Holdings, Inc.  On January 10, 2007, a Plan of Conversion became effective pursuant to which GRC was converted into a Delaware corporation and changed its name to China Biologic Products, Inc.

Our Acquisition of Logic Express

On July 19, 2006, we completed a reverse acquisition with Logic Express, whereby we issued to the stockholders of Logic Express, 18,484,715 shares of our common stock in exchange for 100% of the issued and outstanding shares of capital stock of Logic Express and its majority-owned Chinese operating subsidiary, Shandong Taibang.  As a result of the reverse acquisition, Logic Express became our 100% owned subsidiary and the former shareholders of Logic Express became our controlling shareholders with 96.1% of our common stock.  Shandong Taibang became our 82.76%-owned indirect subsidiary and is the operating company for all of our commercial operations.  Shandong Taibang, is a sino-foreign joint venture company established on October 23, 2002 with a registered capital of RMB80 million (approximately $10.3 million).  Upon the closing of the reverse acquisition, Timothy P. Halter, our sole director prior to the reverse acquisition, submitted his resignation letter pursuant to which he resigned from all offices he held and from his position as our director, effective immediately.  Siu Ling Chan and Lin Ling Li were appointed as our directors at the closing of the reverse acquisition.  In addition, our executive officer was replaced by the Logic Express executive officers named herein at the closing of the reverse acquisition.

As a part of the reverse acquisition, we agreed to register 500,000 shares of our common stock held in the name of PDS-HFI Partners, a company beneficially owned by Timothy P. Halter. PDS-HFI Partners, subsequently transferred these shares in a private transaction to The Pinnacle Fund LP, pursuant to a share purchase agreement, dated August 20, 2007.

The reverse acquisition is considered to be a recapitalization (issuance of stock by Logic Express for our net monetary assets) in substance, rather than a business combination.  Logic Express is treated as the continuing reporting entity that acquired the Company.  The financial information prior to the reverse take-over represents the consolidated financial information of Logic Express.

Private Placement Transaction

On July 19, 2006, we completed a private placement transaction with a group of accredited investors.  Pursuant to the securities purchase agreement as amended, we sold an aggregate of 2,200,000 shares of our common stock and five-year warrants to purchase an aggregate of 1,070,000 shares of common stock at an exercise price of $2.8425 per share, at a purchase price of $1.895 per unit, or approximately $4.2 million in gross proceeds.  In addition, two of our controlling shareholders, Siu Ling Chan and Lin Ling Li, sold an aggregate of 2,080,000 shares of our common stock at a price of $1.895 per share, or approximately $3.9 million to the same investors.

Lane Capital Markets, LLC acted as exclusive placement agent and financial advisor in connection with the transaction.  As compensation for its services, the Placement Agent received a cash fee equal to $811,060, representing 10% of the combined gross proceeds received from the sale of the shares, together with reasonable out-of-pocket expenses incurred in connection with the offering. In addition, Lane and its potential designee(s) received five-year warrants to purchase an aggregate of 214,000 shares of common stock at an exercise price of $2.8425 per share.

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

On July 19, 2006, our majority stockholders, Siu Ling Chan and Lin Ling Li also entered into a “make good” escrow agreement with the private placement investors, pursuant to which, Ms. Chan and Ms. Li agreed to deposit in an escrow account a total of 4,280,000 shares of our common stock owned by them, to be held for the benefit of the investors.  Ms. Chan and Ms. Li agreed that, if we do not reach a threshold of at least $4,819,500 of after-tax net income, or, in the alternative, at least $5,823,465 of after-tax net income before minority interest, for the fiscal year ending December 31, 2006, and at least $8,302,000 of after-tax net income, or, in the alternative, at least $10,031,416 of after-tax net income before minority interest for the fiscal year ending December 31, 2007, the escrow agent may deliver their escrowed shares to the investors, based upon a pre-defined formula agreed to between the investors and Ms. Chan and Ms. Li. However, if the after tax net income threshold is met, the shares in escrow will be returned to Ms. Chan and Ms. Li. Pursuant to the escrow agreement, (i) the release of the make good shares to the shareholders as a result of operation of the make good agreement, (ii) the payment of liquidated damages accrued according to the registration rights agreement; and (iii) the gain or loss on change in fair value of warrants, are not deemed to be an income or expense item in calculating the after-tax net income for the purpose of the escrow agreement.  If such performance thresholds are met, the shares are to be returned to Ms Li Lin Ling and Ms Chan Siu Ling.  We met the after-tax net income before minority interest performance thresholds for both the fiscal years ending December 31, 2007 and 2006.

Acquisition of Plasma Stations

In December 2006, our subsidiary, Shandong Taibang, entered into asset transfer agreements with the Shandong Provincial government to acquire all the assets of five plasma stations in Shandong Province for approximately $2,607,356.  The value of the assets was determined by qualified valuation experts registered in the PRC. We obtained the permit to operate the stations in January 2007.In January 2007, Shandong Taibang entered into letters of intent to acquire certain assets of two plasma stations in Guangxi Province, for approximately $761,781.  They obtained their operating permits in February and April 2007, respectively.  The consideration paid for these acquisitions was determined based on independent valuations performed by qualified valuation experts based in the PRC.

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

The following chart summarizes the terms of the asset acquisitions and the related valuation experts:

Plasma Station	Date	Shandong Taibang Entity (Location)	Material Terms	Purchase Price	Valuation Expert
Huan Jiang Mao Nan Autonomy County Plasma Collection Station	4/24/2007	Huan Jiang Plasma Company (Guangxi Province)

•

Transfer of assets necessary to operate plasma collection business;

•

Assist us to obtain necessary permit in the our name;

•

Management team stays in place; and

•

Lease land used by plasma collection station to us indefinitely

				RMB 5,521,000 (approximately $746,283)	Liu Zhou Kai Cheng Combination Certified Public Account Office
Guang Xi Zheng Ze Real Estate Valuation Co., Ltd for Land Valuation
Fang Cheng Plasma Collection Station	4/30/2007	Fang Cheng Plasma Company (Guangxi Province)	Same as above.	RMB 114,770 (approximately $15,498)	Qin Zhou Yong Xin Certified Public Account Office for Assets (other than the Land)
Guang Xi He Xin Real Estate Appraisal Co.,Ltd
Zhang Qiu Red Cross Blood Station	12/31/2006	Zhang Qiu Plasma Company (Shandong Province)	Same as above.	RMB 4,618,518 (approximately $624,293)	Ji Nan Yong Sheng Property Appraisal Co., Ltd
Yun Cheng County Plasma Collection Station	12/15/2006	He Ze Plasma Company (Shandong Province)	Same as above.	RMB 3,783,300 (approximately $511,395)	He Ze Zhong Heng Certified Public Accountants Ltd
Yang Gu Plasma Collection Station	11/3/2006	Yang Gu Plasma Company (Shandong Province)	Same as above.	RMB 4,581,000 (approximately $619,221)	Liao Cheng Jin Shi Certified Public Accounts Ltd
Xia Jin Plasma Collection Station	10/20/2006	Xia Jin Plasma Company (Shandong Province)	Same as above.	RMB 3,874,700 (approximately $523,750)	De Zhou Da Zheng Certified Public Accounts Xia Jin Branch
Qi He Sanitary and Antiepidemic Station	11/9/2006	Qi He Plasma Company (Shandong Province)	Same as above.	RMB 2,431,700 (approximately $328,697)	De Zhou Da Zheng Certified Public Accounts Qi He Branch

In January 2007, Shandong Taibang also signed a letter of intent to acquire certain assets from a third plasma station in Guangxi Province.  However, there can be no assurance that the acquisition of these assets can be completed or continue on the same terms that we have initially agreed to in the letter of intent as the permit for this station is in dispute.  Please refer to “Legal Proceedings” for more information regarding this dispute.

Establishment of Shandong Medical

In September 2006, Shandong Taibang applied to establish a wholly owned subsidiary, Shandong Missile Medical Co., Ltd., or Shandong Medical, with registered capital of $384,600, fully paid on March 1, 2007.  On February 7, 2007, Shandong Medical obtained a distribution license for biological products, except for vaccine, from the Shandong Food and Drug Administration, for a license period of 5 years from the date of obtaining the license.  The registration of Shandong Medical was ultimately approved by Shandong Provincial Department of Foreign Trade and Economic Cooperation on July 4, 2007 and Shandong Medical was formally registered on July 19, 2007.  The scope of business is wholesale of biological products, except vaccines, with a license period of 25 years from the date of registration. As of December 31, 2007, Shandong Medical has commenced limited operations.

The following chart reflects our organizational structure as of the date of this annual report.

Our principal executive offices are located at No. 14 East Hushan Road, Taian City, Shandong, People’s Republic of China 271000.  Our corporate telephone number is (86)538-620-2306 and our fax number is (86)538-620-3895.  We maintain a website at http://www.chinabiologic.com that contains information about our operating company, but that information is not part of this annual report.

Our Industry

Human Albumin and Immunoglobulin Products

Our principal products are our approved human albumin and immunoglobulin products, with human plasma as the main ingredient.  About 55% of human blood is composed of a liquid known as plasma. The remaining 45% of human blood is made of three major types of cells: red blood cells, white blood cells, and platelets.

Plasma carries a large number of important proteins, including albumin, gamma globulin, and clotting factors. Albumin is the main protein in blood. It helps regulate the water content of tissues and blood. Gamma globulin is composed of tens of thousands of unique antibody molecules. Antibodies neutralize or help destroy infectious organisms. Each antibody is designed to target one specific invading organism.

The Plasma Product Industry in China

Plasma-based biopharmaceutical products are manufactured from healthy human plasma. The collection of plasma for the production of such products is influenced by factors such as government regulations, geographical locations of collection stations, sanitary conditions of collection stations, living standards of the donors, and cultural and religious beliefs.  The collection of human plasma in China is regulated, and until recently, only licensed Plasmapheresis stations owned and operated by the government could collect human plasma.  Each collection station was only allowed to supply plasma to the one manufacturer that had signed the “Quality Responsibility” statement with them.  However, in March 2006, the Ministry of Health promulgated certain “Measures on Reforming Plasma Collection Stations,” or the Blood Collection Measures, whereby the ownership and management of PRC plasma stations are required to be transferred to plasma-based biopharmaceutical companies while the regulatory supervision and administrative control remain with the State.  Plasma stations that did not complete their reform by December 31, 2006, risked revocation of their license to collect plasma. China currently has a severe shortage of plasma because the reform of the industry has led to the closure of many stations that did not meet the state’s new industry standards.

We estimate that the current annual supply of plasma amounts to approximately 4,000 tons in China.  The supply of plasma has been on the decline since 2003 resulting from the State’s mandate to reform the country’s collection practices. Recent regulatory changes have improved the quality of blood and plasma by increasing cleanliness standards at blood collection stations and instituting measures which limit illegal selling of blood.  As the operation of the plasma stations become more regulated and the donor population expands, we believe that the overall quality of raw materials, such as human albumin will continue to increase, leading to a safer, more reliable finished product.

Management estimates sales of plasma products in China amounted to $1 billion in 2006. In 2006, sales of albumin amounted to about $593 million, representing about 59% of the market.

In accordance with “Regulations on controlling blood products” promulgated in 1996, the retail price of certain plasma products including human albumin, IVIG and intramuscular IG are regulated by the State Pricing Bureau and the PRC Ministry of Health.

In addition to the low usage ratio between China and other more developed countries, there is also a significant difference in the make up and range of the plasma-based pharmaceutical products.  Based on our analysis, in most developed countries like the United States, clotting factor products accounts for the majority of the plasma-based biopharmaceutical products, while in China, human albumin accounts for a vast majority.

Plasma Collection in China

Substantially all plasma donations for commercialized plasma-based biopharmaceutical products are done through plasmapheresis donation stations.  Plasmapheresis donation means donors give only selected blood components — platelets, plasma, red cells, infection-fighting white cells called granulocytes, or a combination of these, depending on donors blood type and the needs of the community.  Plasmapheresis stations in China are commonly used to collect plasma.  In China, current regulations only allow an individual donor to donate blood in 14-day intervals, with a maximum quantity of 580ml (or about 600 gram) per donation.

The following are the regulatory requirements to establish a plasmapheresis station in China:

•

meet the overall plan in terms of the total number, distribution, and operational scale of plasmapheresis stations;

•

have the required professional health care technicians to operate a station;

•

have the facility and a hygienic environment to operate a station;

•

have an identification system to identify donors;

•

have the equipment to operate a station; and

•

have the equipment and quality control technicians to ensure the quality of the plasma collected.

As a result of the overhaul by the four ministries of the State Council in May 2004, the Company estimates that the number of collection stations (including plasma stations) that meet the standards imposed by the State has been reduced from approximately 156 to approximately 120. Plasma stations are customarily owned and managed by the PRC health authorities.  In March 2006, the Ministry of Health promulgated the Blood Collection Measures whereby the ownership and management of the plasma stations must be transferred to plasma-based biopharmaceutical companies while the regulatory supervision and administrative control remain with the State.  For those plasma stations which do not complete their reform by December 31, 2006, their license to collect plasma will be revoked.

Under normal circumstances, each station can only supply plasma to the one manufacturer that has signed the “Quality Responsibility” statement with them.  In addition, the manufacturer is prohibited from sourcing plasma outside its approved list of plasma station suppliers.  In the event of a supply shortage, the manufacturer can apply to the provincial health authorities to source plasma from other stations within the province.  Moreover, if the manufacturer wishes to source plasma from stations outside of the province, it must first file for approval by the local provincial health authorities.  The filing must be accompanied by a report on the status of the station.  The station must also file with the local provincial health authorities on the transfer of excess plasma.  The filing must be accompanied by a report on the status of the manufacturer.  Upon approval of both provincial health authorities to the transfer, they must separately file for approval with the State Ministry of Health.  The transfer is only legal after approval by the Ministry of Health.  We believe that although there are such practices in the market, outside sourcing is not prevalent because (i) the manufacturer has to identify the station that has excess supply; (ii) the station must be willing to supply to such manufacturer, and (iii) the local provincial health authorities and the Ministry of Health have to approve such an arrangement.

Safety Features at Collection Stations in China

Set out below are some of the safety features at China’s collection stations:

•

Collection stations can only source plasma from donors within the assigned district approved by the provincial health authorities.

•

Collection stations must perform a health check on the donor.  Once the donor passes the health check, a “donor permit” is issued to the donor.  The standards of the health check are established by the health authorities at the State Council level.

•

The design and printing of the “donor permit” is administrated by the provincial health authorities, autonomous region or municipality government, as the case maybe.  The “donor permit” cannot be altered, copied or assigned.

•

Before donors can donate plasma, the station must verify their identities and the validity of their “donor permits.”  The donors must pass the verification procedures before they are given a health check and blood test.  For those donors who have passed the verification, health check and blood test and whose plasma were donated according to prescribed procedures, the station will setup a record.

•

All collection stations are subject to the regulations on transmittable diseases prevention.  They must strictly adhere to the sanitary requirements and reporting procedures in the event of an epidemic situation.

The operation of plasma collection stations is strictly regulated by the State.

Importation of Blood Products

According to current Chinese regulations, the following blood products are banned from importation to China:

•

Plasma – frozen, liquid and freeze-dried Human Plasma;

•

Immunoglobulin – Human Normal Immunoglobulin, Specific Immunoglobulin, Human Anti-Tetanus Immunoglobulin, Human Anti-hemophilia Globulin, Human Anti-HBs Immunoglobulin, Human Anti-D(Rho) Immunoglobulin and Immunoglobulin For Intravenous Administration;

•

Factor VIII – Cryoprecipitated Factor VIII and Factor VIII Concentrate (only Bayer is allowed, under a special arrangement with PRC government, to import this product into PRC, commencing November 2007);

•

Factor IX Concentrate;

•

Human Fibrinogen;

•

Platelet Concentrate;

•

Human Prothrombin Complex;

•

Whole blood or blood components .

Our Business Strategy

Our mission is to become a first-class biopharmaceutical enterprise in China.  To achieve this objective, we have implemented the following strategies:

•

Securing the supply of plasma – Due to the shortage of plasma and the reform of the ownership of plasma stations, our immediate strategy is to negotiate and acquire plasma stations in order to secure our plasma supply.  In June, 2006, we entered into letters of intent with five of the plasma stations in Shandong Province to acquire certain of their assets and we acquired those plasma stations in December 2006.  Furthermore, in January 2007, we entered into three letters of intent to acquire certain assets of three additional plasma stations in Guangxi Province, two of which we have acquired.  See “Raw Materials – Plasma” below.

•

Acquisition of competitors and/or other biologic related companies – In addition to organic growth, acquisition is an important part of our expansion strategy.  Although there are about 34 approved plasma-based biopharmaceutical manufacturers in the market, we believe only about half of them will be competitive.  Furthermore, we believe that the regulatory authorities are considering further reforming the industry and those smaller, less competitive manufacturers will face the possibility of having their manufacturing permits revoked by the regulators, making them potential targets for acquisition.  Also, if we are presented with appropriate opportunities, we may acquire additional companies, products or technologies in the biologic related sectors (including but not limited to medical, pharmaceutical and biopharmaceutical).

•

Further strengthening of research and development capability – We believe that, unlike other more developed countries like the US, China’s plasma-based biopharmaceutical products are at the initial stage of development.  There are many other plasma-based products that are being used in the US which are not currently being manufactured in China.  We intend to strengthen our research and development capability so as to expand our product line to include higher-margin, technologically more advanced plasma-based biopharmaceutical products.  We believe that our increased focus on research and development will give us a competitive advantage over our competitors

•

Market development and network expansion – Leveraging on the high quality and excellent safety record of our products, we intend (i) to enhance our product penetration with our existing customers by introducing new products and (ii) to extend the reach of our products from our current market to include other provinces where we envision significant market potential.

Our Products

Our principal products are our approved human albumin and immunoglobulin products.  We are currently approved to produce 16 biopharmaceutical products in eight major categories as follows:

Approved Products (1) (2)	Cure/Use
Human Albumin: - 20%/10ml, 20%/25ml and 20%/50ml

•

Shock caused by blood loss trauma or burn;

•

Raised intracranial pressure caused by hydrocephalus or trauma;

•

Oedema or ascites caused by hepatocirrhosis and nephropathy;

•

Prevention and cure of low-density-lipoproteinemia; and

•

Neonatal hyperbilirubinemia.

Human Hepatitis B Immunoglobulin – 100 International Units, or IU, 200IU, 400IU	• Prevention of measles and contagious hepatitis. When applied together with antibiotics, its curative effect on certain severe bacteria or virus infection may be improved.
Human Immunoglobulin – 10%/3ml and 10%/1.5ml

•

Original immunoglobulin deficiency, such as X chain low immunoglobulin, familiar variable immune deficiency, immunoglobulin G secondary deficiency;

•

Secondary immunoglobulin deficiency: such as severe infection, newborn sepsis; and

•

Auto-immune deficiency diseases, such as original thrombocytopenia purpura or kawasaki disease.

Human Immunoglobulin for Intravenous Injection – 5%/50ml	• Same as above
Human Immunoglobulin-5g/vial	• Same as above
Thymopolypeptides Injection – 20mg/2ml,5mg/2ml	• Cure for various original and secondary T-cell deficiency syndromes, some auto-immune deficiency diseases and various cell immunity deficiency diseases, and assists in the treatment for tumors.
Human Rabies Immunoglobulin – 100IU, 200IU and 500IU

•

Mainly for passive immunity from bites or claws by rabies or other infected animals. All patients suspected of being exposed to rabies will be treated with a combined dose of rabies vaccine and human rabies immunoglobulin.

Human Tetanus Immunoglobulin – 250IU	• Mainly used for the prevention and therapy of tetanus • Particularly applied to patients who have allergic reactions to Tetanus Antitoxin. (3)

1.  “ %” represents the degree of dosage concentration for the product and each product has its own dosage requirement.  For example, Human Albumin 20%/10ml means 2g of Human Albumin is contained in each 10ml packaging and Human Immunoglobulin 10%/3ml means  300mg of Human Immunoglobulin is contained in each 3ml packaging.  Under PRC law, each variation in the packaging, dosage and concentration of medical products requires registration and approval by the SFDA.  During this process the altered product is not commercially available for sale.  For example, among our Human Albumin products only Human Albumin 20%/10ml, 20%/25ml and 20%/50ml products are currently approved and are commercially available.

2.  “IU” means International Units, or IU.  IU is a unit used to measure the activity of many vitamins, hormones, enzymes, and drugs.  An IU is the amount of a substance that has a certain biological effect.  For each substance there is an international agreement on the biological effect that is expected for 1 IU.  In the case of Immunoglobulin, it means the number of effective units of antibodies in each package.  When exposed to an antigen, the body views it as foreign material, and takes steps to neutralize the antigen. Typically, the body accomplishes this by making antibodies, which are intended to defend the body from invasion by potentially dangerous substances.  These antibodies can be beneficial, as is the case when the body learns to fight a virus, or they can be harmful, in the instance of allergies.  In a situation when the body cannot effectively react with these antigens, injection of our product will provide sufficient antibodies to neutralize the antigens.

3.  “Tetanus Antitoxin” is a cheaper injection treatment for tetanus.  However it is not widely used because most people are allergic to it.

Human albumin is principally used to increase blood volume while immunoglobulin is used for certain disease preventions and cures.  Albumin is also used to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure.   Our approved human albumin and immunoglobulin products use human plasma as the basic raw material.  All of our approved products are prescription medicines administered in the form of injections.

Under PRC law, each variation in the packaging, dosage and concentration of medical products requires registration and approval by the SFDA.  During this process the altered product is not commercially available for sale.  For example, among our human albumin products only Human Albumin 20%/10ml, 20%/25ml and 20%/50ml products are currently approved and are commercially available.  Accordingly, all references, in this annual report, to our manufacture and sale of human albumin relate to our approved human albumin products.

We have product liability insurance covering all of our products in the amount of approximately $2,742,000 (RMB 20,000,000).  However, since our establishment in 2002, there has not been any product liability claims nor has any legal action been filed against us by patients related to the use of our products.

Raw Materials

Plasma

Plasma is the principal raw material for our biopharmaceutical products.  The cost of raw materials included in our cost of sales for 2007 and 2006, were $9.2 million and $8.7 million, respectively.  There are currently six plasma stations in the Shandong Province, five of which we have recently acquired.  In April 2007, we acquired certain assets of two more plasma stations and signed letter of intent with one plasma station in the Guangxi Province, two of which already have the necessary permit to operate. When our production requirements exceed the plasma supply from the stations that we own or that we will acquire in the future, we will procure the supply deficiency from the blood centers operated by the regulators of Shandong and other Provinces.

We currently maintain sufficient plasma supply for approximately 60 days of production.  In March 2007, the State Food and Drug Administration implemented new measures on biopharmaceutical industry effective as of July 1, 2008, requiring plasma raw material to be kept for at least 3 months before being put into production. As such, in due course we will extend our plasma supply for approximately 4 months.  We have not experienced any interruptions to our production due to shortage of plasma.

As discussed above under the caption “Our Industry,” up until the end of 2006, all the stations were owned by the State.  In March 2006, the Ministry of Health promulgated the Blood Collection Measures, whereby the ownership and management of the plasma stations must be transferred to plasma-based biopharmaceutical companies while the regulatory supervision and administrative control remain with the State.  In June 2006, we entered into letters of intent with five plasma stations in Shandong.  We acquired certain assets of these five plasma stations during December 2006 and received the permit to operate them in January 2007.  The acquisition was for the assets and the associated liabilities with consideration determined based on the valuation by a qualified appraiser in China with reference to the attributable net asset value of the purchased interest.  The aggregate considerations for these five plasma acquisitions amounted to RMB19.3 million (approximately $2.5 million). Consideration of RMB17.2 million has been paid before December 2007.

In January 2007, we entered into letters of intent with three plasma stations in Guangxi Province, two of which we have since acquired for an aggregate consideration of RMB5.6 million (approximately $0.8 million).  Consideration of RMB4.6 million (approximately $0.6 million) has been paid as of December 31, 2007. However, there remains a legal dispute between the owner and a third party and there can be no assurance that the acquisition of the remaining one plasma station can be completed or on terms that we have initially agreed in the letters of intent.

We believe that the acquisitions and contemplated acquisitions of plasma stations will result in several benefits to the Company.  We will have a controlled source of plasma and will be able to oversee the quality and quantity produced.  We will also be able to have increased control over the cost of plasma.  Finally, we believe that we will enjoy benefits of economies of scale with respect to the administration and management expenses of our several plasma stations.

Other Raw Materials and Packaging Materials

Other raw materials used in the production of our biopharmaceutical products include: reagents, consumables and packaging materials.  The principal packaging materials we use include glass bottles for our injection products, external packaging and printed instructions for our biopharmaceutical products.  We acquire our raw materials and packaging materials from our approved suppliers in China and overseas.  We select our suppliers based on quality, consistency, price and delivery of the raw materials which they supply.

We have not experienced any shortage of supply on these raw materials and packaging materials and there has not been any significant problem with the quality of materials supplied by these suppliers.

Major Suppliers

The table below lists our major suppliers as of December 31, 2007, showing the cumulative dollar amount of raw materials purchased from them during the fiscal year ended December 31, 2007, and the percentage of raw materials purchased from each supplier as compared to procurement of all raw materials.

Rank	Supplier’s name	Cumulative Amount Purchased During Fiscal Year 2007 (US$)	Percentage of Total Purchases During Fiscal Year 2007
1	Liao Cheng Tiantan Plasma Station	791,410	10.1%
2	Chongqing Sanda Weiye Pharmaceutical Products	622,139	7.9%
3	Yun Cheng County Plasma Collection Station	428,084	5.5%
4	Taian City Ruifeng Company	338,018	4.3%
5	Huan Jiang Plasma Collection Station	308,640	3.9%
6	Xiang Shan Medical Equipment Company	212,403	2.7%
7	Zibo Zhong Bao Kang Medical Equipment Company	204,813	2.6%
8	Zhan Qiu Red Cross Plasma Station	154,489	2.0%
9	Wenzhou City Jiacheng Company	112,956	1.4%
10	Shin Tai Yong Feng Company	104,930	1.3%
	Total	3,277,882	41.7%

Prior to our acquisition of the assets of Qi He, Xiajin and Zhang Qiu, we had entered into material supply agreements with them for the purchase of raw materials.  We have replaced these material supply agreements with plasma processing agreements, dated January 2, 2007, between Shandong Taibang and each of Qi He, Xia Jin and Zhang Qiu, pursuant to which the Company formally appoints each of these stations as its agent to purchase, collect, examine and deepfreeze plasma on behalf of Shandong Taibang, subject to rules and specifications that meet the State Province Food and Drug Administration’s requirements for quality, packaging and storage.  Pursuant to the plasma processing agreements, the stations must only collect plasma from healthy donors within their respective districts and in accordance with a time table set by Shandong Taibang.  The plasma must: be negative HbsAg, anti-HCV, anti-HIV and reaction of serum to RPR; contain an ALT ≤25 units (ALT), plasma protein ≥55g/l; contain no virus pollution or visible erythrolysis, lipemia, macroscopic red blood cell or any other irregular finding.  In addition, the plasma must be packaged in 25 separate 600g bags, boxed with a packing list and labeled to be consistent with computer records and must be stored at  -20°C as soon as possible after collection to ensure that it will congeal within 6 hours.  Shandong Taibang will be fully responsible for the overall technical guidance and quality supervision.  Shandong Taibang will pay each of the stations a rate of RMB15 (approximately $2.0) per bag of plasma collected, with the payment for each batch due within 10 days after the delivery of the following batch of plasma.  Each of the plasma processing agreements with Qi He, Xia Jin and Zhang Qiu, will all expire on December 31, 2011.

We also purchase plasma under a plasma supply agreement, dated November 1, 2007, between Shandong Taibang and the Liao Cheng Tiantan Plasma Collection Co. Ltd. (formerly, the Shen County Plasma Collection Station), or the Liao Cheng Station.  Pursuant to this agreement, we are obligated for the term of the agreement to purchase up to 40 tons of plasma from the Liao Cheng Station, at a price of RMB430,000 (approximately $58,540) per ton.  In addition, we are obligated to pay an additional RMB20 (approximately $2.72) per bag, if delivered plasma contains 4 – 8 units of effective antigen and an additional and RMB30 (approximately $4) per bag, if delivered plasma contains above 8 units of effective antigen. The Liao Cheng Station provided 17.2% of our plasma supply during 2006.  The agreement with the Liao Cheng Station will expire on December 31, 2008.

Our Major Customers

Due to the nature of our products and the current regulations, all of our customers are located in China.  We have established relationships with most of our key customers since our establishment in 2002.  For the fiscal year ended December 31, 2007, our top five customers, based on sales revenue and the percentage of their contribution to our revenues, were as follows:

Customer	Revenues During Fiscal Year 2007 (US$)	Percentage of Total Sales During Fiscal Year 2007
Handan Zhiying Medical Company	1,705,707	5.3%
Beijing AishiKangCheng Technology Development Center	1,019,703	3.2%
Linyi Luoxin Medical Company	888,387	2.7%
Hefei Jiancheng Medical Company	700,708	2.2%
Anhui Huajia Medical Company	497,042	1.5%
Total	4,811,547	14.9%

Sales, Marketing and Distribution

Because all of our products are prescription drugs, we can only sell to hospitals and inoculation centers directly or through approved distributors.  For the years ended December 31, 2007 and 2006, direct sales to distributors represented approximately 58.3% and 60.0%, respectively, of our revenues.

Our five largest customers in the aggregate accounted for approximately 14.9% and 12.3% of our total revenues for the years ended December 31, 2007 and 2006, respectively.  Our largest customer accounted for approximately 5.3% and 2.9% of our total revenues for the years ended December 31, 2007 and 2006, respectively.

As part of our effort to ensure the quality of our distributors, we conduct due diligence to verify whether potential distributors have obtained necessary permits and licenses and facilities (such as cold storage) for the distribution of our biopharmaceutical products.  We also assess the distributors’ financial condition before appointing them as distributors.  We normally enter into annual supply contracts with our hospital customers and regional distributors.  Certain of our regional distributors are appointed on an exclusive basis within a specified area.  The supply contracts normally set out the quantity and price of products.  For distributors, they also contain guidelines for the sale and distribution of our products, including restrictions on the geographical area to which the products could be sold. We provide our distributors with training in relation to our products and on sales techniques.  We have implemented a coding system for our products for easy tracking. Depending on the relationship and the creditability of the distributors, we generally grant a credit period of no longer than 30 days to distributors with some exceptions.  For hospitals and clinics, we generally grant a credit period of no longer than 90 days.  Our bad debt expenses for 2007 and 2006 were $0.2 million and $nil, respectively.

Our current key market is in Shandong province, representing approximately 42.0% and 44.0% of our total revenues for the years ended December 31, 2007 and 2006, respectively.  Our strategy is to focus our market marketing efforts in Jiangsu, Zhejiang, Henan and the northeastern part of China.

Our marketing and after-sales services department currently employs approximately 50 employees.

We believe that due to the unique nature of our products, the key emphasis on our marketing efforts centers on product safety, brand recognition, timely availability and pricing.  As all of our products are prescription medicines, we are not allowed to advertise our products in the mass media.  For the years ended December 31, 2007 and 2006, total sales and marketing expenses amounted to approximately $4.4 million and $1.8 million, respectively, representing approximately 13.7% and 8.0%, respectively, of our revenues.

Our Research and Development Efforts

Shandong Taibang’s predecessor, the Shandong Institute, was established in 1971.  The Shandong Institute is the research arm established by and directly administrated by the Shandong Provincial health department. It was the only entity approved for the research, development and production of biological and plasma-based biopharmaceutical products in Shandong Province, the second largest province in China.  Since 1998, it promoted GMP management in the production process of blood products and became one of the first blood products manufacturing enterprises to obtain GMP Certification in China.  In 2002, the Shandong Institute transferred all of its business and the licenses necessary to carry on its business to our subsidiary, Shandong Taibang.  In 2005 and 2006, we were awarded the advanced high-tech enterprise certification by the Department of Science and Technology of Shandong Province and the Ministry of Science and Technology of China, respectively.  In 2007, we were admitted as a member of the Shandong Institute of Medicine and awarded the “Advanced Enterprise” accolade by the Shandong Blood Center.

We employ a market driven approach to initiate research and development projects including both product and production technique development.  We believe that the key to the industry revolves around (i) safety of products and (ii) maximizing the yield per unit volume of plasma.  Our research and development efforts are focused around the following areas:

•

Broaden the breadth and depth of our portfolio of plasma-based biopharmaceutical products;

•

Enhance the yield per unit volume of plasma through new collection techniques;

•

Maximize manufacturing efficiency and safety;

•

Promote product safety through implementation of new technologies; and

•

Refine production technology for existing products.

Our research center is located on the same premises as the factory, which is located in Taian City, Shandong Province.  The research center is equipped with specialized equipment including advanced testing and analytical equipment, such as atomic absorptimeter, fully automated blood coagulation analyzer, high performance liquid chromatograph, gas chromatograph, radioimmunoassay analyzer, ultraviolet-visible spectrophotometer, and protein chromatograph, most of which have been imported from the US, Japan, Italy, Germany and Australia.  Our research and development department is comprised of about 30 researchers.  All of them hold degrees in areas such as medicine, pharmacy, biology, and biochemistry.  Our research center carries out development and registration of our products.

All the products we currently manufacture have been developed in-house.  The following table outlines our research and development work in progress:

Products Currently in Development	Cure/Use	Status of Product Development	Stage **
Human Albumin-12.5g/vial*	• Shock caused by blood loss trauma or burn • Raised intracranial pressure caused by hydrocephalus or trauma • Oedema or ascites caused by hepatocirrhosis and nephropathy • Prevention and cure of low-density-lipoproteinemia • Neonatal hyperbilirubinemia	Awaiting approval by the SFDA.	9
Human Hepatitis B Immunoglobulin (PH4) for Intravenous Injection	• Same as Human Albumin.	Approved to commence clinical trial.	8
Human Immunoglobulin for Intravenous Injection – 10%	• Same as Human Albumin	A technical feasibility study and our laboratory study on the manufacturing procedure is about to begin.	2
Human Prothrombin Complex Concentrate	• Use for coagulopathie such as Hemophilia B and increase concentration of coagulation factor VII, IX and X.	Approved to commence clinical trial.	8
Human Coagulation Factor VIII	• Use for coagulopathie such as Hemophilia A and increase concentration of coagulation factor VIII.	Clinical research sample and report submitted; in the process of onsite random sampling.	5
Human Fibrinogen	• Cure for lack of fibrinogen and increase human fibrinogen concentration.	We have commenced laboratory studies of a manufacturing procedure.	2

* Under PRC law, each variation in the packaging, dosage and concentration of medical products requires registration and approval by the SFDA.  During this process the altered product is not commercially available for sale.  For example, among our Human Albumin products only Human Albumin 20%/10ml, 20%/25ml and 20%/50ml products are currently approved and are commercially available.  Our Human Albumin 12.5g/vial product is at Stage 9 of the drug approval process, i.e. we are awaiting the SFDA’s approval.  Accordingly, all references, in this annual report, to our manufacture and sale of Human Albumin relates to our approved Human Albumin products.

** These stages refer to the stages in the regulatory approval process for our products disclosed under the heading “Regulation” in this annual report.

For the fiscal years ended December 31, 2007 and 2006, total research and development expenses amounted to approximately $0.6 million for both years, representing approximately 1.9% and 2.7%, respectively, of our revenues.

Our Competition

We are subject to intense competition.  There are both local and overseas pharmaceutical enterprises that are engaged in the manufacture and sale of potential substitute or similar biopharmaceutical products as our products in the PRC.  These competitors may have more capital, better research and development resources, manufacturing and marketing capability and experience than us.  In our industry, we compete based upon product quality, product cost, ability to produce a diverse range of products and logistical capabilities.  Our profitability may be adversely affected if (i) competition intensifies; (ii) competitors drastically reduce prices; or (iii) competitors develop new products or product substitutes having comparable medicinal applications or therapeutic effects which are more effective and /or less costly than those produced by us.

Other approved biopharmaceutical manufacturers in the PRC are entitled to produce many of the products produced by us.  There are currently about 34 approved manufacturers of plasma-based pharmaceutical products in China.  Many of these manufacturers are essentially producing the same type of products that we produce: human albumin and various types of immunoglobulin.  However, due to recent Ministry of Health regulations, we believe that it is difficult for new manufacturers to enter into the industry.  We believe that our major competitors in the albumin and immunoglobulin market in China are Hua Lan Biological Engineering, Shanghai Institute of Biological Products, Shanghai RAAS Blood Products Co. Ltd., Chengdu Ronsheng Pharmaceuticals, and Sichuan Yuanda Shuyang Pharmaceutical Co

In addition, competition from imported products and China’s admission as a member of the WTO creates increased competition.  The PRC became a member of the WTO in December 2001. Competition in the biopharmaceutical industry in the PRC will intensify generally in two respects.  With lower import tariffs, we anticipate that imported biopharmaceutical products manufactured overseas may become increasingly competitive with domestically produced products in terms of pricing.  We also believe that well-established foreign biopharmaceutical manufacturers may set up production facilities in the PRC and compete with domestic manufacturers directly.  With the expected increased supply of competitively priced biopharmaceutical products in the PRC, we may face with increased competition from foreign biopharmaceutical products, including the types of products manufactured by US manufacturers and other manufacturers.

According to a 2006 Hua Yuan Medicine Net survey of the profit ranking of companies in the Chinese biological products industry, we are ranked the 20th in 2006 and 25th in 2005, and in the plasma products area, we were ranked 5th  in 2006. Our past financial performance is attributable to our market position in the industry.  Furthermore, while each of the plasma products related companies have their own product composition which include 3 main categories namely human albumin, human immunoglobulin and lyophilized human factor, we are currently developing lyophilized human factor products which we expect to launch in 2008.  We will continue to meet challenges and secure our market position by enhancing our existing products, introducing new products to meet customer demand, delivering quality products to our customers in a timely manner and maintaining our established industry reputation.

Our Intellectual Property

Pursuant to a Trademark License Agreement with the Shandong Institute, we hold the exclusive license to a Trademark Registration Certificate (No.3375484) issued by the State Industry and Commerce Administration Trademark Bureau.  The class of goods on which the trademark has been approved to use include: drug for human beings, serum, microorganism products for medicine and veterinary medicine, plasma, medical blood, and medical biological product. The registration will expire in June 2014, the Shandong Institute has allowed us to use the trademark for free until May 2009.  We expect to develop and register our own trademark before the termination of this license.

In addition, we have registered the following domain name: www.chinabiologic.com and www.ctbb.com.cn.

Regulation

Due to the nature of our products, we are supervised by various levels of the PRC Ministry of Health and/or State Food and Drug Administration.  Such supervision includes the safety standards regulating our source supplies (mainly plasma), our manufacturing process through the issuance of our GMP Certification and the inspection of our finished products.

In addition, there are regulations regarding the retail price, rather than regulations of wholesale prices, of our products.  According to the “Regulations on controlling blood products” promulgated by the State Council in 1996, the price (retail) setting standard and regulatory functions reside with regional offices of the State Pricing Bureau and the Ministry of Health.  Presently, there are retail pricing guidelines for hospitals which sell our human albumin and immunoglobulin products to patients as prescribed by the relevant regulators in each region.  The retail pricing guidelines are established based on, amongst other things, the regional living standards and the cost of production of the manufacturers.

The hospitals cannot sell the products to patients at prices exceeding the highest retail price prescribed by the relevant regulators.  There is no pricing guideline on the ex-factory price to the hospital and the distributors.  The highest retail price guideline is revised occasionally.

Our Employees

As of December 31, 2007, we employed approximately 696 full-time employees, including the recently established plasma companies and Shandong Medical, of which approximately 130 were seconded to us by the Shandong Institute.  An English translation of this Group Secondment Agreement is filed as an exhibit to this report.

We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

As required by applicable Chinese law, we have entered into employment contracts with most of our officers, managers and employees.  We are working towards entering into employment contracts with those employees who do not currently have employment contracts with us.

PRC enacted a new Labor Contract Law, which became effective on January 1, 2008. The Company has updated its employment contracts and employee handbook and is in compliance with the new law. The Company will work with the employees and the labor union to insure that the employees obtain the full benefit of the law. The Company does not anticipate that changes in the law will materially impact the Company balance sheet and cash flows.

Our employees in China participate in a state pension plan organized by Chinese municipal and provincial governments.  We are required to contribute to the plan at the rates ranging of the average monthly salary of 20%.  The compensation expenses related to this plan were $222,906 and $103,308 for the fiscal years 2007 and 2006, respectively.  Other major contributions include medical insurance (7%), unemployment insurance (2%) and housing provision fund (8%) for employees seconded from the Shandong Institute.  In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We have purchased social insurances for all of our employees.

ITEM 1.A.  RISK FACTORS

The shares of our common stock being offered for resale by the selling stockholders are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock.  Before purchasing any of the shares of common stock, you should carefully consider the following factors relating to our business and prospects.  If any of the following risks actually occurs, our business, financial condition or operating results will suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS

If the State bans or limits plasma-based biopharmaceutical products, our operations, revenues and profitability would be adversely affected.

The principal raw materials of our existing and planned biopharmaceutical products is human source plasma, which, due to its unique nature, is subject to various quality and safety control issues which include, but are not limited to, contaminations and blood-born diseases.  In addition, limitations of current technology pose biological hazards inherent in plasma that have yet to be discovered which could result in a wide spread epidemic due to blood infusion.  The primary law that regulates plasma products in China is the PRC Pharmaceutical Law, the Implementation Rules on the PRC Pharmaceutical Law and the Regulations on the Administration of Blood Products.  These rules and regulations require entities producing blood products to strictly comply with certain hygienic standards and specifications promulgated by the State.  In the event that human plasma is discovered to be noncompliant with the State’s hygienic standards and specifications, the health department may revoke the registration and/or the approval of the blood product, or otherwise limit the use of such blood product. If the State bans or limits plasma-based biopharmaceutical products, our operations, revenues and profitability would be adversely affected.

If the plasma from Shandong Province are found to be contaminated, or the supply from these plasma stations becomes restricted, our operation, revenues and profitability would be adversely affected.

We currently source plasma mainly from human donations to our plasma stations in Shandong and Guangxi Provinces.  If any of our human donors is infected with certain diseases, then the plasma from such donor may be infected.  If such contaminated plasma is not appropriately screened out, our entire plasma source may become contaminated.  If the plasma from these collection stations are found to be contaminated or the supply from these plasma stations becomes restricted, our operation, revenues and profitability would be adversely affected.

If we are unable to adequately monitor our plasma stations in Shandong Province and Guangxi Province our plasma supply may be tainted and we will be subject to sanctions by the government which would have a material adverse effect on our business.

As part of the industry reform initiative by the Chinese government, in 2006 we acquired the assets of five of the six then existing plasma stations in Shandong Province through our wholly owned subsidiaries, Xia Jin Plasma Company, the Qi He Plasma Company, the He Ze Plasma Company, the Zhang Qiu Plasma Company and the Yang Gu Plasma Company. We received permits to operate these subsidiaries in January 2007.  In April 2007, we acquired the assets of two additional plasma stations, one through our newly formed subsidiary, the Huan Jiang Plasma Company, and the other through our majority owned subsidiary, the Fang Cheng Plasma Company, which is 80% owned by Shandong Taibang and 20% owned by Lin Feng, an unrelated third party.  We obtained necessary permits and commenced their operation in July and August 2007, respectively. While we establish plasma processing procedures through processing agreements with our plasma stations and monitor our blood plasma intake procedures through frequent unscheduled inspections of our stations, there remains a risk that our blood supply may become tainted during the collection process.  Our blood supply may become tainted if we accept blood from donors whose blood shows any irregular findings including HIV, Hepatitis C and liver disease.  We pre-screen all donors in order to ensure that this criteria is met.  If our blood supply becomes tainted, the consequences for our business could be severe.  We could be subject to civil liability from suits brought by consumers and to criminal liability and loss of our registration if we are found by the government to have been criminally negligent.

Our operations, sales, profit and cash flow will be adversely affected if our albumin products fail inspection or are delayed by regulators.

Each batch of our albumin products requires inspection by Chinese government regulators before we can ship it to our customers.  The PRC State Food and Drug Authority, or the SFDA, has a quality standard which considers, among other things, the appearance, packing capacity, thermal stability, pH value, protein content and percentage of purity of the product.  In order to pass inspection, our plasma must test negative for any blood irregularities, including Hepatitis C, HIV and liver disease.  The plasma must be packaged in 25 separate 600g bags and boxed with a packing list and labeled to be consistent with computer records.  The plasma must then be stored at -20°C as soon as possible after collection to ensure that it will congeal within 6 hours. Government regulators usually take one month to inspect a batch of albumin products.  The process begins when the regulator randomly selects samples of our albumin products and delivers them to the National Institute for the Control of Pharmaceutical and Biological Products, or the NICBPB, in Beijing for testing, and the process ends when the products are given final approval by the NICBPB.   In the event that the regulators delay the approval of our products, change the requirements in such a way that we are unable to comply with those requirements, or require our other products to be inspected by regulators before we can ship them to our customers, our operations, sales, profit and cash flow will be adversely affected.

We rely on a Secondment Agreement with the Shandong Institute, which is expected to terminate before the end of 2008 upon the privatization of the Shandong Institute, for over 39% of our Shandong Taibang employees.  If the Secondment Agreement is breached or terminated, it could have an adverse effect on our operations and on our financial results.

The Shandong Province Institute of Biological Products, or the Shandong Institute, has provided us with approximately 130 of our employees out of a total of approximately 696 employees, pursuant to a secondment agreement, or Secondment Agreement, dated October 28, 2002, between Shandong Taibang and the Shandong Institute.  Pursuant to the Secondment Agreement, we are responsible for the salaries of these employees, as well as for their social benefits such as State insurance.   Our Secondment Agreement with the Shandong Institute will expire on the sooner to occur of October 2032 or upon the privatization of the Shandong Institute, which expected to occur before the end of 2008.  Upon expiration or termination of the Secondment Agreement, we plan to hire the seconded employees directly.  However, we cannot be sure that all of the employees will accept our employment offers at that time. Guang Li Pang, one of our Directors and Shandong Taibang’s Deputy Chief Executive Officer, Yun Hua Gao and Dian Cong Liu, our Senior Technical Advisors are employed through the Secondment Agreement.  Although none of our seconded employees have indicated that they do not plan to continue working for our Company after the privatization, if the Secondment Agreement is terminated or expires and we are unable to hire replacement employees on time, our operations, as well as our financial results, may suffer.

If the distributors who we rely on do not purchase our products, our business and results of operations will be adversely affected.

We sell all of our products in China through our network of about 397 distributors located in about 22 provinces and municipal cities throughout China. While we have established working relationships with many of our distributors and strictly regulate their sales and marketing activities by annual distribution agreements, there are no restrictions in these distribution agreements preventing our distributors from also supplying products produced by our competitors. Our own marketing and sales staff work to develop and maintain relationships with our distributors, but there can be no assurance that we will be able to maintain such relationships.  For the years ended December 31, 2007 and 2006, direct sales to distributors represented approximately 58.3% and 59.6%, respectively, of our total revenues.  If a number of our distributors cease to purchase our products and we are unable to find suitable replacement, our business and results of operations will be adversely affected.

Our inability to successfully research and develop new biological pharmaceutical products could have an adverse effect on our future growth.

We believe that the successful development of biological pharmaceutical products can be affected by many factors. Products that appear to be promising in the early phases of research and development may fail to be commercialized for various reasons, including the failure to obtain the necessary regulatory approvals.  In addition, the research and development cycles for new medicine for which we must obtain a Certificate of New Medicine from the PRC Ministry of Health, is a relatively lengthy process.  In our experience, the process of conducting research and various tests on new products before obtaining a Certificate of New Medicine and subsequent procedures may take approximately three to five years.  There is no assurance that our future research and development projects will be successful or that they will be completed within the anticipated time frame or budget.  Also, there is no guarantee that we will receive the necessary approvals from relevant authorities for the production of our newly developed products.  Even if such products could be successfully commercialized, there is no assurance that they will be accepted by the market as anticipated.

Our financial position and operations may be materially and adversely affected, if our product liability insurance does not sufficiently cover our liabilities.

Under current PRC laws, manufacturers and vendors of defective products in the PRC may incur liability for loss and injury caused by such products.  Pursuant to the General Principles of the Civil Law of the PRC or the PRC Civil Law, which became effective in 1987, a defective product which causes property damage or physical injury to any person may subject the manufacturer or vendor of such product to civil liability.

In 1993, the PRC promulgated the Product Quality Law of the PRC or the Product Quality Law, which was revised in 2000.  The Product Quality Law was enacted to protect the rights and interests of end-users and consumers and to strengthen the supervision and control of the quality of products.  Under the Product Quality Law, manufacturers who produce defective products may be subject to fines and required to cease production, and in severe cases, be subject to criminal liability and may have their business licenses revoked.

In 1993, the Law of the PRC on the Protection of the Rights and Interests of Consumers or the Consumers’ Rights Law was promulgated to further protect the legal rights and interests of consumers in connection with the purchase or use of goods and services.  All businesses, including our business, must observe and comply with the Consumers’ Rights Law.

We maintain product liability insurance for sales in the PRC for all of our products in the amount of approximately $2.7 million (RMB20 million).  Although no one has filed any claims in relation to the use of our pharmaceutical products, our financial position and operations may be materially and adversely affected, if our insurance coverage is insufficient to cover a successful claim.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our success, to a certain extent, is attributable to the expertise and experience of our senior management and key research and technical personnel, including Stanley Wong, our Chief Executive Officer, Chao-Ming Zhao, our Chief Financial Officer, Yu-Yun Tristan Kuo, our Vice President-Finance, Tung Lam, the Chief Executive Officer of Shandong Taibang and Dian Cong Liu, the Chief Technical Adviser of Shandong Taibang, who carry out key functions in our operation.  If we lose the service of any of our senior management or key research or technical personnel or fail to attract additional personnel with suitable experience and qualification, our business operations and research capability may be adversely affected.

Our senior management and employees have worked together for a short period of time, which may make it difficult for you to evaluate their effectiveness and ability to address challenges.

Due to our limited operating history and recent additions to our management team, certain of our senior management and employees have worked together at our company for only a relatively short period of time.  Specifically, Stanley Wong, joined our Company as Chief Executive Officer in March 2007, Chao Ming Zhao became our Chief Financial Officer in November 2006.  Siu Ling Chan and Lin Ling Li became our directors in July 2006 and Y. Tristan Kuo, our Vice President-Finance, who reported to the duty in September 2007.  In addition, while Mr. Zhao, Ms. Chen and Ms. Lin were employed in various capacities by Logic Express and Shandong Taibang, Mr. Wong and Mr. Kuo are newcomers to our Company.  As a result of these circumstances, it may be difficult for you to evaluate the effectiveness of our senior management and other key employees and their ability to address future challenges to our business.

Future acquisitions may have an adverse effect on our ability to manage our business.

Selective acquisitions form part of our strategy to further expand our business.  If we are presented with appropriate opportunities, we may acquire additional companies, products or technologies. Future acquisitions and the subsequent integration of new companies into ours would require significant attention from our management. Our company has little experience with integrating newly acquired businesses.  Potential problems encountered by each organization during mergers and acquisitions would be unique, posing additional risks to the company.  The diversion of our management’s attention and any difficulties encountered in any integration process could have an adverse effect on our ability to manage our business.  Future acquisitions would expose us to potential risks, including risks associated with the assimilation of new operations, technologies and personnel, unforeseen or hidden liabilities, the diversion of resources from our existing businesses and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions, and potential loss of, or harm to, relationships with employees, customers and suppliers as a result of integration of new businesses.

We may lose our competitive advantage and our operations may suffer if we fail to prevent the loss or misappropriation of, or disputes over, our intellectual property.

None of our products are currently covered by patents, except for the trademark “Lu Yue” that has been licensed to us by the Shandong Institute for our use as in the labeling of human-use medicine, biopreparate and blood products, pursuant to a trademark license agreement, dated February 27, 2007.  We plan to apply for patents for our manufacturing processes.  The patent application will be subject to approval from the relevant PRC authorities. We may not be able to successfully obtain the approval of the PRC authorities for our patent applications.  Furthermore, third parties may assert claims to our proprietary procedures, technologies and systems. These proprietary procedures, technologies and systems are important to our business as they allow us to maintain our competitive edge over our competitors.

While we are not aware of any infringement on our intellectual property and we have not been notified by any third party that we are infringing on their intellectual property, our ability to compete successfully and to achieve future revenue growth will depend, in significant part, on our ability to protect our proprietary technology and operate without infringing upon the intellectual property rights of others.  The legal regime in China for the protection of intellectual property rights is still at its early stage of development. Intellectual property protection became a national effort in China in 1979 when China adopted its first statute on the protection of trademarks.  Since then, China has adopted its Patent Law, Trademark Law and Copyright Law and promulgated related regulations such as Regulation on Computer Software Protection, Regulation on the Protection of Layout Designs of Integrated Circuits and Regulation on Internet Domain Names.  China has also acceded to various international treaties and conventions in this area, such as the Paris Convention for the Protection of Industrial Property, Patent Cooperation Treaty, Madrid Agreement and its Protocol Concerning the International Registration of Marks.  In addition, when China became a party to the World Trade Organization in 2001, China amended many of its laws and regulations to comply with the Agreement on Trade-Related Aspects of Intellectual Property Rights.  Despite many laws and regulations promulgated and other efforts made by China over the years with a view to tightening up its regulation and protection of intellectual property rights, private parties may not enjoy intellectual property rights in China to the same extent as they would in many Western countries, including the United States, and enforcement of such laws and regulations in China have not achieved the levels reached in those countries.  Both the administrative agencies and the court system in China are not well-equipped to deal with violations or handle the nuances and complexities between compliant technological innovation and non-compliant infringement.

We rely on confidentiality agreements with our management and employees to protect our confidential proprietary information.  However, the protection of our intellectual properties may be compromised as a result of:

•

departure of any of our management members or employees in possession of our confidential proprietary information;

•

breach by such departing management member or employee of his or her confidentiality and non-disclosure undertaking to us;

•

infringement by others of our proprietary information and intellectual property rights; or

•

refusal by relevant regulatory authorities to approve our patent or trademark applications.

Any of these events or occurrences may have a material adverse effect on our operations and the measures that we have put into place to protect our intellectual property rights may not be sufficient.  Litigation to enforce our intellectual property rights could result in substantial costs and may not be successful.  If we are not able to successfully defend our intellectual property rights, we might lose rights to technology that we need to conduct and develop our business.  This may seriously harm our business, operating results and financial condition, and enable our competitors to use our intellectual property to compete against us.

Furthermore, if third parties claim that our products infringe their patents or other intellectual property rights, we may be required to devote substantial resources to defend against such claims.  If we are unsuccessful in defending against such infringement claims, we may be required to pay damages, modify our products or suspend the production and sale of such products. We cannot guarantee that we will be able to modify our products on commercially reasonable terms.

A disruption in the supply of utilities, fire or other calamity at our manufacturing plant would disrupt production of our products and adversely affect our sales.

Our products are manufactured solely at our production facility located in Taian City, Shandong Province in the PRC.  While we have not in the past experienced any calamities which disrupted production, any disruption in the supply of utilities, in particular, electricity or power supply, or any outbreak of fire, flood or other calamity resulting in significant damage at our facilities would severely affect our production and have a material adverse effect on our business, financial condition and results of operations.

We maintain insurance policies covering losses with respect to damages to our properties and products. We do not have insurance coverage for machinery and inventories of raw materials. There is no assurance that our insurance would be sufficient to cover all of our potential losses.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K.  We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management is included under Item 9A of this Annual Report on Form 10-K.  In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls.  However, this annual report does not include an attestation report because under current law, we will not be subject to these requirements until our annual report for the fiscal year ending December 31, 2008.  We can provide no assurance that we will comply with all of the requirements imposed thereby.  There can be no assurance that we will receive a positive attestation from our independent registered public accountants. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accountants with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Investor confidence and the market price of our shares may be adversely impacted if we are unable to correct a material weakness or significant deficiency in our internal controls over our financial reporting identified by our management.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified significant deficiencies in U.S. GAAP expertise, internal audit functions and the absence of Audit Committee, as of that date. The current staff in the accounting department of the subsidiaries is relatively new to the U.S. GAAP and internal control procedures and needs substantial training so as to meet with the higher demands of being a U.S. public company.  The significant deficiency in internal audit function is due to the Company’s lacking of qualified resources to perform internal audit functions.  We have taken steps to address these deficiencies as described in Item 9A(T) below, however, if any of these deficiencies remains, then our financial condition could be adversely affected.

There is a dispute between the former shareholders of Shandong Taibang that calls into question our ownership of 66%, or a majority, of our primary operating subsidiary, which if not resolved in our favor will adversely affect our business.

Mr. Zu Ying Du was one of the original equity holders in our operating subsidiary, Shandong Taibang.  Pursuant to a joint venture agreement, among the original equity holders, Mr. Du was obligated to make a capital contribution of RMB20 million (or approximately $2.6 million) for a 25% interest in Shandong Taibang.   Mr. Du made this contribution using funds borrowed from the Beijing Chen Da Technology Investment Company, or Beijing Chen Da.  Mr. Du failed to repay Beijing Chen Da for his loan of the capital contribution amount.  A Beijing Court found that Beijing Chen Da had given money to Mr. Du but found that the loan agreement failed to comply with Chinese law.   Subsequently, Beijing Chen Da entered into an equity transfer agreement with Mr. Du, pursuant to which Mr. Du’s 25% equity interest in Shandong Taibang was transferred to Beijing Chen Da as repayment of the RMB20 million debt.  In June 10, 2005, Beijing Chen Da sold its equity interests in Shandong Taibang to Up-Wing Investments Limited, or Up-Wing, pursuant to a share transfer agreement, which became effective on September 2, 2005, upon approval by the Shandong Provincial Department of Foreign Trade and Economic Cooperation, or the Shandong COFTEC.  In March 2006, Up-Wing sold its equity interests in Shandong Taibang to Logic Express, our subsidiary.  Mr. Du challenges the validity of the equity transfer agreement with Beijing Chen Da and the subsequent share transfer to Up-Wing and sued his brother in Hubei province relating to this equity transfer agreement.  We do not have access to the court documents relating to this case.

In addition, Missile Engineering, another original equity holder wholly controlled by Mr. Du, was obligated to contribute RMB32.8 million (or $4.2 million) for a 41% interest in Shandong Taibang by means of cash, equipment and technical know-how.  It was obligated to obtain a certificate and license of its technical know-how from the State within a stipulated period in order to be recognized as a valid capital contribution, or in the alternative, make a cash payment.  The technical know-how was valued as RMB26.4 million (or approximately $3.4 million).  However, Missile Engineering failed to obtain the certificate and license within the stipulated period.  Pursuant to a stockholders resolution on September 26, 2004, Missile Engineering agreed to sell its 41% interest in Shandong Taibang to Up-Wing and Up-Wing agreed to take up the obligation of Missile Engineering to pay the RMB26.4 million in cash. In 2006, Missile Engineering applied for arbitration before the China International Economic and Trade Arbitration Commission, or CIETAC, to challenge the effectiveness of the transfer to Up-Wing Investments Limited, of the equity interests in Shandong Taibang formerly owned by Missile Engineering.  The equity transfer had been approved by the Shandong Provincial Department of Foreign Trade and Economic Cooperation, or the Shandong COFTEC.  Missile Engineering later voluntarily withdrew this application and instead applied to the Shandong COFTEC for administrative reconsideration of the equity transfer, but this application was rejected. In April 2007, Logic Express initiated an arbitration proceeding before the Shandong Taian Arbitration Committee, to recognize itself as the lawful shareholder of Shandong Taibang.  The Arbitration Committee’s decision on September 6, 2007 confirmed that Logic Express had legitimate ownership on the transfer of Shandong Taibang.  The decision of the Arbitration Committee was further confirmed on December 20, 2007 by the intermediate court of Taian City, Shandong Province.  The Company believes that all necessary approvals and documentation were obtained at the time of the transfer and have initiated legal action in China intending to restrain Missile Engineering from seeking to resolve its differences with us by means other than arbitration.  In December 2006, the Company brought separate legal action in Tai Shan District Court in Shandong Province against Mr. Du for defamation in connection with his tortuous comments regarding Shandong Taibang. The Company sought to enjoin Mr. Du from such conduct as well as damages of approximately $3,000.  The outcome of this matter is not expected to have a material adverse effect on the Company’s business, financial condition or results of operations. If the Company is unable to enjoin Missile Engineering from its current course of action, we may be tied up in litigation which could distract our management and our expenses may significantly increase.

RISKS RELATING TO OUR FINANCIAL CONDITION

Our cash flow could be negatively affected as a result of our extension of relatively long payment terms to customers that we believe are credit worthy.

As is customary in our industry, we extend relatively long payment terms (up to six months) to customers that we believe are credit worthy.  The dollar amount of our accounts receivable and the amount of our allowance for doubtful accounts as of December 31, 2007 was $1,555,641 and $1,238,772, respectively.  The bad debt expenses for the years ended December 31, 2007 and 2006 were $221,813 and $0, respectively.  Although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flow.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history.  Shandong Taibang as began its operation in October 2002.  With the rapid growth of the industry, it has experienced a high growth rate since 2002.  Furthermore, we did not acquire a controlling interest in Shandong Taibang until September 2005.  As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects.  We may not be able to achieve a similar growth rate in future periods.  Accordingly, you should not rely on our results of operations for any prior periods as an indication of our future performance.

We face risks associated with debt financing (including exposure to variation in interest rates).

Our total outstanding indebtedness, entirely comprising of short-term bank loan, as of December 31, 2007 was $0.7 million.  The interest rate on this short-term bank loan is fixed at 6.12% per annum.  Our obligations under our existing loans have been mainly met through the cash flow from our operations and our financing activities.  We are subject to risks normally associated with debt financing, including the risk of significant increase in interest rates and the risk that our cash flow will be insufficient to meet required payment of principal and interest.  In the past, cash flow from operations had been sufficient to meet payment obligations and/or we have been able to roll over our borrowings.  There is however no assurance that we will be able to do so in the future. We may also underestimate our capital requirements and other expenditures or overestimate our future cash flows.  In such event, additional capital, debt or other forms of financing may be required for our working capital.  If any of the aforesaid events occur and we are unable for any reason to raise additional capital, debt or other financing to meet our working capital requirements, our business, operating results, liquidity and financial position will be adversely affected.

We will incur capital expenditures in the future in connection with our growth plans and therefore may require additional financing.

To grow our sales volume, we need to increase our production capacities and this will require substantial capital expenditures.  We anticipate that our capital expenditure for the next 12 months will be approximately $0.9 million.  Such expenditures are likely to be incurred in advance of any increase in sales.  Our revenue may not increase after these capital expenditures are incurred.  This will depend on, among other factors, on our ability to maintain or achieve high capacity utilization rates.  Any failure to increase our revenue after incurring capital expenditure to expand production capacity will reduce our profitability.

We may need to obtain additional debt or equity financing which may result in dilution to our shareholders and have a material adverse economic effect on our business.

We may need to obtain additional debt or equity financing to fund our capital expenditures.  Additional equity financing may result in dilution to our shareholders.  Additional debt financing may be required, which, if obtained, may:

•

limit our ability to pay dividends or require us to seek consents for the payment of dividends;

•

increase our vulnerability to general adverse economic and industry conditions;

•

limit our ability to pursue our growth plan;

•

require us to dedicate a substantial portion of our cash flow from operations as payment for our debt, thereby reducing availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and/or

•

limit our flexibility in planning for, or reacting to, changes in our business and our industry.

We cannot assure you that we will be able to obtain the additional financing on terms that are acceptable to us.

RISKS RELATING TO OUR INDUSTRY

If our supply of quality plasma is interrupted, our results of operations and profitability will be adversely affected.

The production of plasma-based biopharmaceutical products relies on the supply of plasma of suitable quality.  For the year ended December 31, 2007 and 2006, the cost of plasma used by us for production accounted for approximately 73% and 74%, respectively, of total production cost.  The supply and market prices of plasma may be adversely affected by factors such as regulatory restrictions, weather conditions or outbreak of diseases which would impact our costs of production.  We may not be able to pass on any resulting increase in costs to our customers and therefore any substantial fluctuation in supply or market prices of plasma may adversely affect our results of operations and profitability.

The biopharmaceutical industry in the PRC is strictly regulated and changes in such regulations may have an adverse effect on our business.

The biopharmaceutical industry in the PRC is strictly regulated by the State.  The regulatory regime, such as administrative approval of medicines and production approvals, comprises of series of regulations and administrative rules. The PRC regulatory authorities may amend such regulations and administrative rules and promulgate new regulations and administrative rules from time to time.  Changes in these regulations and administrative rules could have a significant impact on our business.  Such changes may have any adverse impact on our business.

We may not be able to carry on our business if we lose any of the permits and licenses required by the PRC Government in order to carry on our business.

All pharmaceutical manufacturing and distribution enterprises in the PRC are required to obtain from various PRC governmental authorities certain permits and licenses, including, in the case of manufacturing enterprises, a Pharmaceutical Manufacturing Permit and, in the case of distribution enterprises, a Pharmaceutical Distribution Permit.

We have obtained permits and licenses and the GMP certificates, required for the manufacture of our pharmaceutical products.  These permits and licenses held by us are subject to periodic renewal and/or reassessment by the relevant PRC Government authorities and the standards of compliance required in relation thereto may from time to time be subject to changes. We intend to apply for the renewal of such permits and licenses when required by applicable laws and regulations. Any changes in compliance standards, or any new laws or regulations that may prohibit or render it more restrictive for us to conduct our business or increase our compliance costs may adversely affect our operations or profitability.  Any failure by us to obtain such renewals may have a material adverse effect on the operation of our business. In addition, we may not be able to carry on business without such permits and business licenses being renewed.

We may encounter increased competition from both local and overseas pharmaceutical enterprises as a result of a relaxation of the PRC regulatory approval process for plasma-based biopharmaceutical products or due to an ease in international trade restrictions.  A change in our competitive environment could adversely affect our profitability and prospects.

Our continued ability to compete depends on the development of the plasma-based biopharmaceutical manufacturing industry in China. The plasma-based biopharmaceutical manufacturing industry in China is highly regulated by both provincial and central governments.  Prior to engaging in the collection and production of plasma products, companies such as ours are required to obtain collection permits from the central health department and production permits and certificates for each new product formulation from the various provincial food and drug authorities.  We have the advantage of being already approved by the state to collect plasma from human donors and manufacture and sell plasma-based biopharmaceutical products in Shandong Province, and our research and development department has become familiar with the provincial product approval process.  However, although we believe that the regulatory requirements pose a competitive barrier to entry into the biopharmaceutical industry, over time there may be new entrants.  If the government relaxes these restrictions and allow more competitors to enter into the market, these competitors may have more capital, better research and development resources, manufacturing and marketing capability and experience than us.  Our profitability may be adversely affected if (i) competition intensifies; (ii) competitors drastically reduce prices; or (iii) competitors develop new products having comparable medicinal applications or therapeutic effects which are more effective and /or less costly than those produced by us.

In addition we expect that competition from imported products will increase as a result of a trend towards lower import tariffs and China’s admission as a member of the WTO in December 2001.  We believe that lower import tariffs will result in more affordable pricing for imported biopharmaceutical products manufactured overseas as compared to domestically manufactured products such as ours.   In addition, China’s membership in the WTO makes it more accessible to foreign biopharmaceutical manufacturers who may wish to set up production facilities in the PRC and compete directly with domestic manufacturers. The expected increased supply of both domestic and foreign competitively priced biopharmaceutical products in the PRC will result in increased competition.  There is no assurance that our strategies to remain competitive can be implemented successfully as scheduled or at all.  Our inability to remain competitive may have an adverse effect on our profitability and prospects.

If we do not receive PRC governmental approval to increase the retail prices of certain of our biopharmaceutical products our revenues may be adversely affected.

Retail prices of certain of our biopharmaceutical products in the PRC are subject to the control of the relevant State and provincial price administration authorities. The actual price for any given price-controlled product set by manufacturers, wholesalers and retailers cannot exceed the price ceiling imposed in accordance with the applicable government price control rules. Only those pharmaceutical products which are included in the Insurance Catalogue administered at the State or provincial level are subject to price control.

Our three principal product categories, human albumin, human immunoglobulin for intravenous injections and human rabies immunoglobulin, which accounted for a total of approximately 92% of our total revenues for the year ended December 31, 2007 were subject to national price control regulations in the PRC.  Hence, the prices of those products could not be increased at our discretion above the relevant controlled retail price ceiling without prior governmental approval.  This, in turn, may affect the ex-factory prices set by us for our products and we therefore do not have unfettered freedom to maximize our profits.  It is uncertain whether we will be able to obtain necessary approvals to increase the price of any of our products.

RISKS RELATING TO DOING BUSINESS IN CHINA

Substantially all of our assets are located in, and substantially all of our revenue is sourced from the PRC. Accordingly, our results of operations, financial position and prospects are subject to a significant degree to the economic, political and legal developments of the PRC.

Changes in China's political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time.  This could either benefit or damage our operations and profitability.  Some of the things that could have this effect are:

•

Level of government involvement in the economy;

•

Control of foreign exchange;

•

Methods of allocating resources;

•

Balance of payments position;

•

International trade restrictions; and

•

International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways.  For example, state-owned enterprises still constitute a large portion of the Chinese economy and weak corporate governance and a lack of flexible currency exchange policy still prevail in China.  As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes.  Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used.  The overall effect of legislation enacted over the past 20 years has been to enhance the legal protections afforded to foreign invested enterprises in China.  However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties.  These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses.

Substantially all of our executive officers reside in the PRC, and substantially all of our assets are located within the PRC. It may not be possible for investors to affect service of process upon those persons in the PRC or to enforce any judgment obtained from non-PRC courts against them in the PRC or against our assets in the PRC.

In China, if a foreign party wants to petition to recognize and enforce a foreign judgment, it has to petition to a PRC intermediate court for such recognition and enforcement.   After receiving such a petition, a Chinese court has broad discretion in evaluating whether to enforce foreign judgments according to international treaties into which China has entered, or by the principle of reciprocity.  If the PRC and the foreign country have not entered into or acceded into any international treaties and both countries do not have established reciprocity relationships, the judgment made by the court of the foreign country will not be recognized and enforced in China.  In such case the foreign party would have to institute a lawsuit with the PRC court having jurisdiction over the action if it wishes to enforce the judgment.

In 1987, China acceded to the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards, or the New York Convention.  Under the New York Convention, arbitral awards rendered in other signatory countries are recognized and enforceable in China.  However, thus far, China has not yet acceded to the Hague Convention on the Recognition and Enforcement of Foreign Judgments in Civil and Commercial Matters, or the Hague Convention, nor does it have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States, the United Kingdom, Japan or many other countries.  Therefore recognition and enforcement in China of judgments of a court in any of these jurisdictions in respect of any matter not subject to a binding arbitration provision may be difficult or impossible.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities.  The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.  We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements.  However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation.  During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%.  These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in Renminbi and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars.  Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

Our primary source of funds of dividends and other distributions from our operating subsidiary in China is subject to various legal and contractual restrictions and uncertainties, and our ability to pay dividends or make other distributions to our shareholders are negatively affected by those restrictions and uncertainties.

We are a holding company established in Delaware and conduct our core business operations through our principal operating subsidiary, Shandong Taibang, in China.  As a result, our profits available for distribution to our shareholders are dependent on the profits available for distribution from Shandong Taibang.  If Shandong Taibang incurs debt on its own behalf, the debt instruments may restrict its ability to pay dividends or make other distributions, which in turn would limit our ability to pay dividends on our shares.  Under the current PRC laws, because we are incorporated in the Delaware, our PRC subsidiary, Shandong Taibang, is regarded as a sino-foreign joint venture enterprise in China.  Although dividends paid by foreign invested enterprises, such as wholly foreign-owned enterprises and sino-foreign joint ventures, are not subject to any PRC corporate withholding tax, the PRC laws permit payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations.  Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses.  In addition, if we make additional capital contributions to our PRC subsidiary, Shandong Taibang (which may occur through the capitalization of undistributed profits), then additional approval of the PRC government would be required due to an increase in our registered capital and total investment in Shandong Taibang.  Under the PRC laws, Shandong Taibang, a sino-foreign joint venture enterprise, is required to set aside a portion of its net income each year to fund designated statutory reserve funds.  These reserves are not distributable as cash dividends.  As a result, our primary internal source of funds of dividend payments from Shandong Taibang is subject to these and other legal and contractual restrictions and uncertainties, which in turn may limit or impair our ability to pay dividends to our shareholders.  Moreover, any transfer of funds from us to Shandong Taibang, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities.  For the years ended December 31, 2007 and 2006, we have set aside $1.2 million and $0.8 million, respectively to fund the statutory reserve by Shandong Taibang.  In order to strengthen the capital base of our PRC operating subsidiary, the Company  has utilized its available dividend to make additional capital contribution in Shandong Taibang. The additional capital contribution was approved and effective on December 29, 2007. Therefore, as of December 31, 2007, under PRC laws, Shandong Taibang could only legally distribute $2.4 million to its parent companies, after taking into account the cost of meeting its working capital. These limitations on the flow of funds between us and Shandong Taibang could restrict our ability to act in response to changing market conditions. We currently do not intend on paying any dividends in the future and expect to retain all available funds to support our operations and to finance growth and development of our business. We have never declared dividends or paid cash dividends.  Our board of directors will make any future decisions regarding dividends.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.  Therefore, any gains on an investment in our common stock will likely occur through an increase in our stock price, which may or may not occur.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity;  covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our stockholders who are PRC residents as defined in Circular 75 have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries.  However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75.  Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies.  For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.  In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75.  We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures.  A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

The value of our securities will be affected by the currency exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated.  For example, if we need to convert U.S. dollars into RMB for our operational needs and the RMB appreciates against the U.S. dollar at that time, our financial position, our business, and the price of our common stock may be harmed.  Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Our procurement strategy is to diversify our suppliers both in the PRC and overseas.  And some of our raw materials and major equipments are currently imported.  These transactions are often settled in U.S. dollars or other foreign currency.  In the event that the U.S. dollars or other foreign currency appreciate against RMB, our costs will increase.  If we cannot pass the cost increase to our customers, our profitability and operating results will suffer.  In addition, because our sales to international customers are growing, we are subject to the risk of foreign currency depreciation.

New corporate income tax law could adversely affect our business and our net income.

On March 16, 2007, National People's Congress passed a new corporate income tax law, which will be effective on January 1, 2008.  This new corporate income tax unifies the corporate income tax rate, cost deductions and tax incentive policies for both domestic and foreign-invested enterprises in China.  According to the new corporate income tax law, the applicable corporate income tax rate of our Chinese subsidiaries will incrementally increase to 25% over a five-year period.  After the rules are enacted, we can better assess what the impact of the new unified tax law would be over this period.  The discontinuation of any special or preferential tax treatment or other incentives could adversely affect our business and our net income.  However, according to the PRC’s central government policy that certain new technology or high technology companies established will enjoy preferential tax treatment of 15%, instead of 25%.  Shandong Taibang is in the process of applying to the local tax authority for the concessionary tax treatment.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business.  We have operations, agreements with third parties and we make sales in China.  Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control.  It is our policy to implement safeguards to discourage these practices by our employees.  However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible.  Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATING TO OUR COMMON STOCK

There may not ever be, an active market for our common stock.

Our common stock started quoting in the Over-the-Counter Bulletin Board on March 3, 2008.Trading of our common stock may be extremely sporadic.  For example, several days may pass before any shares may be traded.  A more active market for the common stock may never develop.

We cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

We plan to list our common stock as soon as practicable.  However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.  In this venue, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock.  In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity.  This would also make it more difficult for us to raise additional capital.

ITEM 2.  DESCRIPTION OF PROPERTY

All land in China is owned by the State. Individuals and companies are permitted to acquire land use rights for specific purposes.  Industrial land use rights are granted for a period of 50 years.  This period may be renewed at the expiration of the initial and any subsequent terms.  Granted land use rights are transferable and may be used as security for borrowings and other obligations.

In July 2003, Shandong Taibang obtained certain land use rights from the PRC municipal government to 43,663 square meters consisting of manufacturing facilities, warehouses and office buildings in Taian City, Shandong Province.  Shandong Taibang is required to make payments totaling approximately $19,036 (RMB138,848) per year to the local state-owned entity, for the 50 year life of the rights or until the Shandong Institute completes its privatization process.  We recorded “land use rights” equal to “other payable – land use rights” totaling $305,571 and $287,045 as of December 31, 2007 and 2006, respectively, determined using present value of annual payments over 50 years.

We believe that all of our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Some of our properties are leased from third parties.  We have entered into formal lease agreements with two of them.  The remaining leases are on a verbal basis.  In all cases, the lessors have not been able to provide copies of documentation evidencing their rights to use the leased property.  In most cases, the leased properties are small operating spaces we leased for our sales offices in different parts of China.  In the event of any future dispute over the ownership of the leased properties, we believe we could easily and quickly find replacement premises so that the operations would not be affected.

ITEM 3.  LEGAL PROCEEDINGS.

We may become involved in lawsuits and legal proceedings arising from the ordinary course of our business. This may adversely affect or harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

In July 2006, one of our sales employees misappropriated our goods and resold them to other parties using a counterfeited Company seal.  The amount involved was approximately $0.15 million (RMB1.16 million ). The incident was revealed during a routine reconciliation of our account receivables.  We reported the misappropriation to the police and the employee was arrested and criminal charges were brought against him.  To date, we have recovered RMB350,000 in cash and goods of valued at approximately RMB30,000 (altogether, approximately $0.05 million). The balance will be recouped on or before the end of 2008, pursuant to a financial guarantee and repayment agreement between us and the employee witnessed by officials at the Taian City Police Station.

Missile Engineering, which is controlled by Mr. Zu Ying Du, was one of the original equity holders in our operating subsidiary, Shandong Taibang.  Pursuant to a joint venture agreement, among the original equity holders, Missile Engineering was obligated to make a capital contribution of RMB20 million (or approximately $2.6 million) for a 25% interest in Shandong Taibang.   Missile Engineering made this contribution using funds borrowed from the Beijing Chen Da Technology Investment Company, or Beijing Chen Da.  In addition, Missile Engineering was obligated to contribute technical know-how to Shandong Taibang, for which it was obligated to obtain a certificate and license from the State within a stipulated period.  However, Missile Engineering failed to obtain the certificate and license and it also failed to repay Beijing Chen Da for its loan of the capital contribution amount.

In 2004, Beijing Chen Da sued Mr. Du for repayment of the loan and obtained a judgment against him.  As a result, Missile Engineering’s 25% equity interest in Shandong Taibang was transferred to Beijing Chen Da as consideration for the RMB20 million loan.

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

In 2006, Missile Engineering, applied for arbitration before CIETAC, in accordance with the terms of the joint venture agreement, to challenge the effectiveness of the transfer of the shares he formerly owned in Shandong Taibang. Missile Engineering subsequently voluntarily withdrew this application.  Missile Engineering later applied to the Shandong COFTEC for administrative reconsideration of the equity transfer but his application was rejected.

In April 2007, Logic Express initiated an arbitration proceeding before the Shandong Taian Arbitration Committee, to recognize itself as the lawful shareholder of Shandong Taibang.  The Arbitration Committee’s decision on September 6, 2007 confirmed that Logic Express had the legitimate ownership on the transfer of Shandong Taibang.  The decision of the Arbitration Committee was further confirmed on December 20, 2007 by the intermediate court of Taian City, Shandong Province.

The Company believes that all necessary approvals and documentation were obtained at the time of the transfer and have initiated legal action in China intending to restrain Missile Engineering from seeking to resolve its differences with the Company by means other than arbitration. In December 2006, the Company brought separate legal action in Tai Shan District Court in Shandong Province against Mr. Du for defamation in connection with his tortuous comments regarding Shandong Taibang.  The Company sought to enjoin Mr. Du from such conduct, as well as damages of approximately $3,000.  The outcome of this matter is not expected to have a material adverse effect on our business, financial condition or results of operations.

On February 5, 2007, Shandong Taibang received a summons from the District Court of Hong Qi District, Xin Xiang City, Henan Province, regarding an ongoing dispute with Hua Lan Biological Engineering Co Ltd., or Hua Lan, the plaintiff. Hua Lan alleges that Feng Lin, the principal of the Bobai Kangan Plasma Collection Co. Ltd., or Bobai, and Keliang Huang, his partner, established the Bobai Plasma Collection Station in Bobai County, Guangxi, using a permit for collecting and supplying human plasma in Bobai County, that was originally granted to Hua Lan by the government of the Guangxi region, without Hua Lan’s permission.  On January 18, 2007, Shandong Taibang had signed a letter of intent to acquire the assets of the Bobai Plasma Collection Station from Bobai.  However, on January 29, 2007, on Hua Lan’s motion, the District Court entered an order to freeze funds in the amount of RMB 3,000,000 (approximately $386,100) held by the defendants in the case, including RMB 500,000 (approximately $65,750) in funds held in Shandong Taibang’s bank account in Taian City, and Shandong Taibang was joined as a third party defendant. A hearing was held on June 25, 2007 and judgment was entered against the defendants. There was a RMB 1,700,000 ($226,780) financial judgment against three defendants jointly. The RMB500,000 (approximately $65,750) was released and the company appealed the judgment to the intermediate court of Xin Xiang City.  Shandong Taibang recorded a contingency liability of $75,593 for its share of the judgment.  In November 2007, the intermediate court affirmed the judgment against the three defendants and increased the amount of the award to RMB 3,000,000 (approximately $405,954). As a result, Shandong Taibang has increased its loss contingency reserve during its fourth quarter of 2007 from RMB 566,667 ($75,593) to RMB 1,000,000 ($133,400) to cover its share of the enforcement of this judgment.  In such eventuality, it is unlikely that the planned acquisition of the assets of Bobai Plasma Collection Station would go forward. In addition, Shandong Taibang filed a separate action against Hua Lan in Taian City to seek to recover any such losses and requested that the court preserve Hua Lan's property or freeze up to RMB 3 million of Hua Lan’s assets to secure the return of such funds. On February 14, 2008, the intermediate court in Taian City accepted the application, however, the results have not yet been finalized.

To our knowledge, no director, officer or affiliate of ours, and no owner of record or beneficial owner of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is our adverse party or has a material interest in our operation in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters that were submitted during the fourth quarter of 2007 to a vote of security holders that were not previously disclosed in a current report on Form 8-K during the quarter.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock trades in the Over-the-Counter Bulletin Board starting March 3, 2008, under the symbol “CBPO”.  There can be no assurance that a liquid market for our securities will ever develop.  As of December 31, 2007, we had a total of 21,434,942 shares of our Common Stock outstanding.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The high and low quotations have been adjusted for a 1-for-2 reverse stock split that became effective on July 20, 2006.

	Closing Bid Prices (1)
	High	Low
Period Ended December 31, 2008
1st Quarter (until March 25, 2008)	7.50	3.50

Period Ended December 31, 2007
1st Quarter	N/A	N/A
2nd Quarter	3.15	2.70
3rd Quarter	3.40	2.70
4th Quarter	15.00	3.80

Year Ended December 31, 2006
1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A
4th Quarter	N/A	N/A

 (1)  The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.  The closing bid prices are only available from the quarter that began on April 3, 2007.

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent certified public accountants. Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our stockholders when we deem this appropriate. We intend to maintain compliance with the periodic reporting requirements of the Exchange Act.

Holders

As of December 31, 2007, there were approximately 450 shareholders of record.

Dividend Policy

We have never declared dividends or paid cash dividends.  Our board of directors will make any future decisions regarding dividends.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.  Any gains on an investment in our common stock will likely occur through an increase in our stock price, which may or may not occur.

Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our shareholders.  Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Recent Sales or Purchases of Equity Securities

There were no recent sales of unregistered securities that were not previously disclosed in a current report on Form 8-K.  No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2007.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We are engaged in the research, development, manufacturing, marketing, distribution and sales of biologic products through our indirect majority-owned PRC subsidiary, Shandong Taibang, established under the laws of China.  We are currently the only plasma based biopharmaceutical products manufacturer in Shandong province approved by the State.  Since our establishment, all of our revenues have been derived primarily from the sales of human albumin and various types of immunoglobulin.

Our industry is competitive and subject to numerous government regulations.  Retail prices of certain of our biopharmaceutical products in the PRC are subject to the control of the relevant State and provincial price administration authorities.  The actual price for any given price-controlled product set by manufacturers, wholesalers and retailers cannot exceed the price ceiling imposed in accordance with the applicable government price control rules.  Only those pharmaceutical products which are included in the Insurance Catalogue administered at the State or provincial level are subject to price control.  Many competitive factors may affect our sales of products, including product efficacy, safety, price and cost effectiveness, marketing effectiveness, quality control and quality assurance of our manufacturing operations, and research and development of new products.

We operate and manage our business as a single segment. We do not account for the results of our operations on a geographic or other basis.

All our business has been conducted in Renminbi, the official currency of China.  Renminbi is still not a free floating currency.  The value of Renminbi is subject to changes in the Chinese government’s policies and depends to a large extent on China’s domestic and international economic and political developments, as well as supply and demand in the local market.  Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars has generally been stable, and Renminbi has appreciated against the U.S. dollar since July 2005.

Overview of Business Operations in the fiscal year of 2007

During the fiscal year ended December 31, 2007, our revenues were derived primarily from the sale of our approved human albumin and immunoglobulin products.  Our revenues increased 45.7%, or $10.2 million, to $32.4 million during the fiscal year ended December 31, 2007, compared to revenues of $22.2 million for the fiscal year ended December 31, 2006.  Our approved human albumin products accounted for $20.5 million, or 63.5% of our revenues during 2007.

We will continue to meet challenges and secure our market position by enhancing our existing products, introducing new products to meet customer demand, delivering quality products to our customers in a timely manner and maintaining our established industry reputation.

Principal Factors Affecting Our Financial Condition

The following are key factors that affect our financial condition and results of operations and we believe them to be important to the understanding of our business.

Raw Material Prices

The primary raw material used in the production of our albumin and immunoglobulin products is human plasma.  These products are still not affordable to many PRC patients.  As China’s economy grows, we expect more Chinese people will become consumers of medical treatments and procedures, including procedures requiring the use of human plasma.  As a result, we expect the enhanced economic conditions in China will result in increased demand for human plasma.

Collection of human plasma in China is regulated and until recently, only licensed Plasmapheresis stations owned and operated by the government could collect human plasma.  Each collection station can only supply plasma to the one manufacturer that has signed the “Quality Responsibility” statement with them.  In Shandong Province, there are six plasma collection stations and we had annual plasma supply contracts with three of them indicating the estimated cost for each ton of plasma until December 2006.  The price of human plasma is negotiated on an annual basis and is determined by a number of factors including, but not limited to, the cost of operating the collection stations, the nutritional supplement fee awarded to the donors for each donation, and the anticipated volume of total plasma donated.

In March 2006, the Ministry of Health promulgated certain “Measures on Reforming Plasma Collection Stations,” or the Blood Collection Measures, whereby the ownership and management of PRC plasma stations are required to be transferred to plasma-based biopharmaceutical companies while the regulatory supervision and administrative control remain with the State.  Plasma stations, that did not complete their reform by December 31, 2006, risked revocation of their license to collect plasma.  In December 2006, we signed agreements to acquire certain assets of five of the six plasma stations in Shandong, which we have since acquired.  On January 1, 2007 we obtained the permit to operate these stations.  These acquisitions will allow us to have direct influence on the operation of these collection stations in the future and secure a stable source of plasma supply for production.

In January 2007, we entered into letters of intent to acquire certain assets of three plasma stations in Guangxi Province, two of which we acquired in February and April 2007 and obtained their permit to operate.  However, there can be no assurance that the acquisition of the remaining plasma station can be completed or continue on the same terms that we have initially agreed to in the letter of intent as the permit for this station is in dispute.  Please refer to “Legal Proceedings” for more information regarding this dispute.

Through Shandong Taibang, we formed separate subsidiaries that acquired the assets of the five plasma stations in Shandong and two of the plasma stations in Guangxi Province, and we will form a subsidiary to acquire the assets of the remaining plasma station in Guangxi Province.  The wholly-owned subsidiaries of Shandong Taibang holding our new plasma stations are the Xia Jin Plasma Company, the Qi He Plasma Company, the He Ze Plasma Company, the Huan Jiang Plasma Company, the Yang Gu Plasma Company, the Zhang Qiu Plasma Company.  The other plasma station is held in the Fang Cheng Plasma Company, which is 80% owned by Shandong Taibang and 20% owned by Lin Feng, an unrelated third party.  Our acquisition of each plasma station was conditioned on the State’s issuance to our acquiring subsidiaries all permits necessary to operate the acquired assets which we have now obtained.  We have also made employment offers to all or substantially all of the employees of each plasma station that we have acquired.

We do not expect any material differences in our cost structure as a result of the acquisition of the plasma stations.  However, we expect that our plasma supply will increase due to improved management.  Although we have generally been able to pass substantially all cost increases in recent years on to our customers, there is no assurance that we can continue to do that in the future.

 Prices of Our Products

In recent years, due to market demand, we were able to increase the selling price of most of our key products.

Demand for Our Products

Our products are primarily sold to hospitals either directly or through our distributors in China.  The demand for our products is therefore, largely affected by the general economic conditions in China because they are still not affordable to many patients.  As China’s economy grows, we expect more Chinese people will become consumers of medical treatments and procedures, including procedures requiring human plasma.  As a result, we expect the enhanced economic conditions in China will result in increased demand for human plasma.  A significant improvement in the economic environment in China will likely improve consumer income which in turn would make our products more affordable and consequently increase the demand for our products.

We have been able to expand our product range and markets by introducing new products required by customers. We believe that our technical expertise is important in introducing products that are in demand.

Production Capacity

Our sales volume is limited by our annual production capacity.

As we grow our business in the future, our ability to fulfill additional and larger orders will be dependent on our ability to increase our production capacity.  Our plan to expand our production capacity will depend on, inter alia, the availability of capital to meet our needs of expansion or upgrading of production lines, and the availability of stable plasma supply.

Currently, our production capacity is 300 metric tons per annum.  We estimate that the production capacity of our major competitors ranges from 300 tons to 1,000 tons per annum.  In order to expand our production capacity to 500 to 800 metric tons per annum, we have already committed $3.4 million, of which $2.6 million has been paid or became payable in 2007.  We expect the increase in our production capacity will be in place in the middle of 2008.

Competition

We are subject to intense competition.  There are both local and overseas pharmaceutical enterprises that are engaged in the manufacture and sale of potential substitute or similar biopharmaceutical products as our products in the PRC.  These competitors may have more capital, better research and development resources, manufacturing and marketing capability and experience than us.  In our industry, we compete based upon product quality, product cost, ability to produce a diverse range of products and logistical capabilities.  Our profitability may be adversely affected if (i) competition intensifies; (ii) competitors drastically reduce prices; or (iii) competitors develop new products or product substitutes having comparable medicinal applications or therapeutic effects which are more effective and /or less costly than those produced by us.   Please refer to “Competition” for more information regarding this factor.

Taxation

Prior to March 2007, PRC enterprise income tax was calculated based on taxable income determined under PRC accounting principles. In accordance with “Income Tax Law of China for Enterprises with Foreign Investment and Foreign Enterprises,” or the Income Tax Law, and the related implementing rules, foreign invested enterprises incorporated in the PRC were generally subject to an enterprise income tax rate of 33% (representing state income tax of 30% plus local income tax of 3%). The Income Tax Law and the related implementing rules provide certain favorable tax treatments to foreign invested enterprises in the PRC.  PRC domestic companies are governed by the Enterprise Income Tax Laws of the PRC and we generally subject to an enterprise income tax rate of 33%. On March 16, 2007, the Fifth Plenary Session of the Tenth National People’s Congress passed the Enterprise Income Tax Law of the PRC which will took effect on January 1, 2008. The Enterprise Income Tax rate will be lowered from 33% to 25%.

As a sino-foreign joint venture company, Shandong Taibang has been granted preferential tax holiday by the Tax Bureau of the PRC as of 2003.  Accordingly, Shandong Taibang is entitled to tax concessions from 2003 whereby the profit for the first two financial years beginning with the first profit-making year is exempt from income tax in the PRC, and the profit for each of the subsequent three financial years is taxed at 50% of the prevailing state income tax rate. Local income tax of 3% is exempted for five years starting from the first profit-making year.  Shandong Taibang will be allowed the benefits of tax holidays under the grandfather treatment over a five-year transition period, and the applicable income rate will be 25% after the tax holiday.  According to PRC’s central government policy, new or high technology companies will enjoy preferential tax treatment of 15%, instead of 25%.  Shandong Taibang is in the process of applying to the local tax authority for this concessionary tax treatment.

Results of Operations

The table below sets forth certain key components of our results of operations for periods indicated, in dollars and as a percentage of revenues:

China Biologic and Subsidiaries Fiscal Years Ended December 31 (audited)
USD	2007	2006	$ Increase (Decrease)	Percentage Increase (Decrease)
Revenue	$32,398,669	$22,230,570	$10,168,099	45.7%
Cost of Revenue	9,945,921	9,601,605	344,316	3.6%
Gross profit	22,452,748	12,628,965	9,823,783	77.8%
Gross Profit as a percentage of revenue	69.3%	56.8%
Operating expenses	9,695,333	6,443,955	3,251,378	50.5%
Other expense	511,577	313,837	197,740	63.0%
Income before taxes and minority interest	12,245,838	5,871,173	6,374,665	108.6%
Income taxes	2,074,560	750,095	1,324,465	176.6%
Net income before minority interests	$10,171,278	$5,121,078	$5,050,200	98.6%

Comparison of Fiscal Years Ended December 31, 2007 and 2006

Revenues – Our revenues are derived primarily from the sales of human albumin and various types of immunoglobulin. Our revenues increased 45.7%, or $10,168,099, to $32,398,669 during the fiscal year ended December 31, 2007, compared to revenues of $22,230,570 for the fiscal year ended December 31, 2006.  The increase in revenues during fiscal year 2007 is primarily attributable to a general increase in the price of plasma based products, which was partially offset by a decrease in our sales volume for two of our products.  Among the factors that contributed to the growth in revenue, foreign exchange translation accounted for 6.8% of the increase.  All of our approved products recorded price increases ranging from 7.8% to 294.1%.  For the fiscal year ended December 31, 2007, the average price for our approved human albumin products, which contributed 63.5% to our total revenues, increased 19.4%, the average price for our approved human immunoglobulin for intravenous injection, which contributed 10.3% to our revenues, increased 294.1%, and the average price for our approved human rabies immunoglobulin, which contributed 17.8% to our revenue, increased 10.6%, as compared to the same period in 2006.  During fiscal year 2007, the management implemented a strategy to reduce the Company’s dependency on the sales of human albumin.  As a result, volume in sales for our human hepatitis B immunoglobulin and human rabies immunoglobulin products increased by 44.2% and 82.4%, respectively, while the sales volume for approved human albumin and our human immunoglobulin for intravenous use decreased by 2.1% and 16.4%, respectively, for the fiscal year ended December 31 2007, as compared to the same period in 2006.

Price increases of our products between 2006 and 2007 was primarily attributable to the government’s stringent control on the quality standard of the plasma-based production industry, which resulted in a shortage in the supply of finished products.  We were able to adjust our production plan to take advantage of the limited market supply of plasma resources to realize higher profit margins. In addition, there is a shortage in the market supply for human albumin products which has increased the value of our products in the market place.  According to the SFDA spokeswoman, Ms. Yan Jiang Ying in a September 2007 press conference, there is a critical shortage in the market supply of human albumin due to the shortage of plasma raw material.  According to Ms. Yan, the overall market supply of human albumin was 117, 127 and 48 metric tons during 2005, 2006 and the first 8 months of 2007, respectively.  Our sales of human albumin products for 2005, 2006 and 2007 were 4.2, 6 and 5.9 metric tons, respectively, which we believe, in light of the SFDA supply data, represents a steady increase in our market share for the periods 2005, 2006 and 2007 from 3.6%, to 4.7% and to 8.2%, respectively.

Cost of Revenues – Our cost of sales increased $344,316, or 3.6%, to $9,945,921 for the fiscal year ended December 31, 2007, from $9,601,605 during the same period in 2006.  This increase was mainly due to a 4.8% increase in foreign exchange translation that offset an actual 1.2% reduction in cost of revenues. Among the 1.2% decrease in cost of revenues, there is a 0.9% increase in overall cost of raw materials, which was offset by a 2.1% decrease in overall other manufacturing overhead.  Cost of revenues as a percentage of sales was 30.7% for the fiscal year ended December 31, 2007, as compared to 43.2% during the same period in 2006. The decrease in cost of revenue as a percentage of sales is primarily due to the favorable selling price increase, as well as our management’s ability to maintain efficiencies in our production process.

Gross Profit – The gross profit increased by $9,823,783, or 77.8%, to $22,452,748 for the fiscal year ended December 31, 2007 from $12,628,965 for the same period in 2006.  However, as a percentage of sales revenue, our cost of revenues decreased by 12.5 % from 43.2% for the fiscal year ended December 31, 2007, to 30.7% for the same period in 2006.  The decrease in our cost as a percentage of revenues is due primarily to the increase in selling prices, as well as our management’s ability to maintain efficiencies in our production process.

Operating Expenses – Our total operating expenses increased by $3,251,378, or 50.5%, to $9,695,333 for the fiscal year ended December 31, 2007, from $6,443,955 for the same period in 2006.  As a percentage of sales revenue, total expenses increased to 29.9 % for the fiscal year ended December 31, 2007 from 29.0% for the same period in 2006.  The increase was primarily attributable to the increase in our selling expenses during the 2007 period.

Selling Expenses.  For the fiscal year ended December 31, 2007, our selling expenses increased to $4,434,721, from $1,783,302 for the fiscal year ended December 31, 2006, an increase of $2,651,419, or 148.7%.  As a percentage of sales, our selling expenses for the fiscal year ended December 31, 2007 increased by 5.7%, to 13.7%, from 8.0% for the fiscal year ended December 31, 2006. The increase is due primarily to the management’s marketing strategy to reduce the Company’s dependency in sales of human albumin and promote other products.  As a result, we have aggressively launched our marketing efforts by holding more conferences in conjunction with our distributors in most major cities, at an additional cost of approximately $1.4 million for the fiscal year ended December 31, 2007, as compared to the same period last year.  In connection with these marketing efforts, our sales force also incurred additional entertainment and traveling expenses of approximately $0.2 million.  Moreover, the increase is also due to our award of sales bonuses of $0.6 million to our employees for our outstanding achievement in revenue.

General and Administrative Expenses.  For the fiscal year ended December 31, 2007, our general and administrative expenses increased to $4,651,434, from $4,065,903 million for the fiscal year ended December 31, 2006, a $585,531, or 14.4% increase.  The increase was primarily attributable to the increase of wages and personnel related expenses, by $1.1 million, as the Company added new administrative employees to accommodate for its revenue growth.  The increase was offset by the decrease of listing expense of $1.4 million as compared to the same period in 2006.  General and administrative expenses as a percentage of sales decreased to 14.4% for the fiscal year 2007 from 18.3% for the fiscal year 2006.  The decrease was due mainly to the management’s ability to control the expense while maintaining the efficiency of its personnel.

Research and Development Expenses.  For the fiscal year ended December 31, 2007 and 2006, our research and development expenses were $609,178 and $594,750, respectively, a slight increase of 14,428 or 2.4%. As a percentage of revenues, our research and development expenses for the fiscal year ended December 31, 2007 and 2006 were 1.9% and 2.7%, respectively.  The decrease in percentage was mainly due to the increase in our revenues during fiscal year 2007.

Income Tax Expense.  Our provision for income taxes increased $1,324,465 or 176.6%, to $2,074,560 for the year ended December 31, 2007, from $750,095 for the same period in 2006.  Our effective tax rate for the year ended December 31, 2007 was 16.9%, and our 2006 effective tax rate was 12.8%.

Net Income before Minority Interest.  Our net income before minority interest increased $5,050,200, or 98.6%, to $10,171,278 for the year ended December 31, 2007, from $5,121,078 for the same period in 2006.  The increase is due directly to an increase in the sales of our products, especially, our approved human albumin, human rabies immunoglobulin and human tetanus immunoglobulin products, as well as our ability to maintain a low cost of revenues.

Liquidity and Capital Resources

Cash Flow and Working Capital

To date, we have financed our operations primarily through cash flows from operations, short-term bank borrowings, as well as equity contributions by our shareholders.  We had aggregate short-term bank loans of RMB 5.0 million (approximately $0.7 million) as of December 31, 2007.  This loan bears a fixed interest rate of 6.12% per annum and was subsequently paid in full on its maturity date in February, 2008.  On November 30, 2006, Shandong Institute of Biologic Products, the minority shareholder of the Company’s main operating subsidiary, provided the Company with a short term working capital loan for the amount of RMB 5,271,146 (approximately $722,674).  This loan is guaranteed by Logic Express, with its interest in Shandong Taibang, and bears a fixed interest rate of 6% per annum and matured on August 31, 2007.  The loan was since renewed to mature on August 31, 2008.  The principal is payable upon its maturity.

As of December 31, 2007, the Company had approximately $5.0 million in cash and cash equivalents, primarily consisting of cash on hand and demand deposits.  The following table sets forth a summary of our cash flows for the periods indicated:

China Biologic and Subsidiaries Fiscal Years Ended December 31 (audited)
USD	2007	2006
Net Cash provided in Operating activities	12,255,894	3,094,871
Net Cash used in Investing activities	(8,815,804)	(3,516,965)
Net Cash (used)/provided by Financing activities	(3,122,278)	4,051,475
Effects of Exchange Rate Change in Cash	424,001	31.463
Net Increase in Cash and Cash Equivalents	741,813	3,660,844
Cash and Cash Equivalent at Beginning of the Year	4,268,220	607,376
Cash and Cash Equivalent at End of the Year	5,010,033	4,268,220

Operating activities

Net cash provided by operating activities was $12.3 million for the fiscal year ended December 31, 2007, as compared to $3.1 million net cash provided by operating activities for the same period in 2006. The increase in net cash provided by operating activities was mainly due to the increase in net income of $4.4 million.  For the year ended December 31, 2007, the decrease in accounts receivable provided $3.4 million in net cash, as the Company was able to shorten the payment term to the customers, and was offset by the increase in inventory.

Investing activities

Net cash used for investing activities for the fiscal year ended December 31, 2007 was $8.8 million, as compared to $3.5 million in the same period of 2006.  The decrease of net cash used for investing activities was mainly attributable to the additional capital expenditures in plant and equipment for production and plasma collecting operations to support continued strong growth in our business.

Financing activities

Net cash used by financing activities for the year ended December 31, 2007 totaled $3.1 million as compared to $4.1 million provided by financing activities in the same period of 2006.  The decrease of the cash provided by financing activities was mainly attributable to repayments of both short-term and long-term loans of $3.3 and $0.7 million, respectively.

Commitments

Our outstanding capital commitments are primarily related to purchase of plant and equipment. Our total outstanding capital commitments as of December 31, 2007, not provided for in the financial statements, were approximately $0.9 million.  The following table illustrates our credit facilities, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date.

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Bank of Communications	February 28, 2007	February 28, 2008	1 year	6.12%	$685,500 (RMB 5,000,000)
Total					$685,500

As shown in the above table, we have a loan of approximately $0.7 million which matures in February, 2008.  This loan was subsequently paid in full on it maturity in February, 2008.

On July 18, 2006, we completed a private placement of 2,200,000 shares of our common stock and 2,080,000 shares of our common stock held by our two controlling shareholders to a group of accredited investors.  Gross proceeds received by us from the private placement amounted to approximately $4.2 million.  We did not directly receive any of the proceeds from the sale by the controlling shareholders.  However, the controlling shareholders used all of the proceeds received by them to repay outstanding amounts owed by them to us in the aggregate amount of $2.2 million and then made a loan to us of the remaining $0.91 million of net proceeds that they received in the offering.  A portion of the proceeds of the private placement was injected into Shandong Taibang to meet a $3.3 million capital contribution requirement that Logic Express had in Shandong Taibang.  Part of the proceeds was placed in escrow as described more fully elsewhere herein, until registration of the capital contribution with the PRC authorities was complete and, upon release, was used primarily to repay indebtedness owed to Shandong Taibang.  All outstanding amounts owed to Shandong Taibang were settled in August 2006.

In connection with the private placement transaction, on July 19, 2006, we also entered into a registration rights agreement with the investors, pursuant to which we agreed to file within 45 days of the closing date, a registration statement registering for resale the shares issued to the investors in the private placement.  We failed to file this registration statement within the time period prescribed by the registration rights agreement, which resulted in liquidated damages in the amount of $811,060 which we recognized in general and administrative expenses during fiscal year 2006.  The shares registered under the registration statement were the shares of our common stock issued and the shares of common stock underlying warrants issued in connection with the private placement.

Giving effect to the foregoing bank loans and other financing activities, we expect that cash on hand, funds generated from our operations and funds generated from companies that we may acquire in the future will be sufficient to satisfy our current and future commitments for at least the next twelve months.  We do not believe that we have any significant short term liquidity problems.  We plan to use surplus cash from our operations to repay outstanding indebtedness owed to financial institutions.  In 2007, we have already launched our plan to increase our production capacity by establishing a new production line with total investment of approximately $3.5 million.  The new production line is expected to be in place by middle of 2008.  We believe that we currently have sufficient cash on hand and other resources to satisfy the capital requirements for establishing this production line.  In addition, we have approximately USD$10 million banking facility, of which approximately $9.3 million remains available, that we can draw down upon in the event that unforeseen liquidity requirements arise.

Off-Balance Sheet Arrangements and Contingent Liabilities

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of third parties. We have not entered into any derivative contracts that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

Recently Issued Accounting Standards

FIN 48 – In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 or FIN 48, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in return.  FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is to be applied to all open tax years as of the date of effectiveness. The adoption of FIN 48 did not have a material impact on the consolidated financial statements.

SFAS No.157 – In September 2006, FASB issued SFAS No.157, Fair Value Measurements. SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No.157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No.157 does not require any new fair value measurements. Under SFAS No.157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No.157 did not have a material impact on the consolidated financial statements.

Staff Accounting Bulletin (“SAB”) No. 108 – In September 2006, the Securities and Exchange Commission issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements: SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 was effective for our fiscal year ended December 31, 2006, with early application encouraged.  The adoption of SAB 108 did not have a material impact on the consolidated financial statements.

FASB Staff Position (“FSP”) EITF 00-19-2 – In December 2006, FASB issued FSB EITF 00-19-2, Accounting for Registration Payment Arrangements, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for  Contingencies.  The FSB EITF 00-19-2 is effective immediately for new and modified registration payment arrangements.  Arrangements that were entered into before the Staff Position was issued would become subject to its guidance for fiscal years beginning after December 15, 2006 by recognizing a cumulative-effect adjustment in retained earnings as of the beginning of the year of adoption.  The adoption of EITF 00-19-2 did not have a material impact on the consolidated financial statements.

SFAS No.160 – In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

SFAS No.141(R) – In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

Inflation

Inflation in the PRC has not had any material impact on our business during fiscal year 2006 and 2007.  According to the National Bureau of Statistics of China, the change in the consumer price index in China was 1.2%, 3.9%, 1.8%, 1.5% and 4.8% in 2003, 2004, 2005, 2006 and 2007, respectively.

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

Fair Value of Assets Acquired and Liabilities Assumed Upon Acquisition

There were fair value adjustments determined in connection with the acquisitions of Shandong Taibang’s equity interest as of March 17, 2005 and September 2, 2005.  On the date of an acquisition, the assets acquired and liabilities assumed of Shandong Taibang were adjusted to their estimated fair values.  The most significant estimates pertained to determining the fair values of the plant and equipment acquired.  Fair values of these assets were determined based on replacement cost.  Any change in such assumptions and judgment would affect the fair value of assets acquired and liabilities assumed.

Collectability of Accounts Receivable

We offer different credit terms to our customers based on criteria such as working relationship, payment history, creditworthiness and their financial position. All credit terms are to be approved by our finance department, in consultation with our sales and marketing department. We generally grant credit period of no longer than 30 days to distributors with some exceptions. For hospitals and clinics, we generally grant credit period of no longer than 90 days.

We make specific allowance for doubtful accounts receivable after taking into account the aging of accounts receivable and in consultation with our sales and marketing department. We also provide allowance for doubtful accounts based on our best estimate of the amount of probable credit losses in the existing accounts receivable.  We review our allowance for doubtful accounts monthly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectability.   All other balances are reviewed on a pooled basis by aging of such balances.  We have not experienced any significant bad debts and bad debt provisions.  Bad debt expenses for 2007 and 2006 were $188,891 and $23,172, respectively.

Inventories

Due to its unique nature, our principal raw material, human blood plasma is subject to various quality and safety control issues which include, but are not limited to, contaminations and blood born diseases.  In addition, limitations of current technology pose biological hazards inherent in plasma that have yet to be discovered, which could result in a widespread epidemic due to blood infusion.  In the event that human plasma is discovered to contain pathogens or infectious agents or other bio-hazards, we would be required to write down our inventory to net realizable value. We determine the net realizable value of our inventories on the basis of anticipated sales proceeds less estimated selling expenses. At each balance sheet date, we evaluate inventories that may be worth less than current carrying amounts. No provision for inventory write down was required for 2007 and 2006, respectively.

Total inventories amounted to $9.5 million and $6.1 million as of December 31, 2007 and 2006, respectively. In order to ensure that the growing demand for our products is met, we have been gradually increasing our inventory level of raw materials. We strictly follow the production processes required by government regulations resulting in the relatively high level of work-in-progress customary to our industry.

Impairment of Long-Lived Assets

We review periodically the carrying amounts of long-lived assets including property, plant and equipment, and intangible assets with finite useful lives, to assess whether they are impaired.  We evaluate these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable such as a change of business plan, technical obsolescence, or a period of continuous losses. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  In determining estimates of future cash flows, significant judgment in terms of projection of future cash flows and assumptions is required.  There were no impairment charges recognized for the two years ended December 31, 2007 and 2006.

Use of Estimates

The preparation of consolidated financial statements in accordance with US GAAP requires us to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  On an ongoing basis, we review our estimates and assumptions, including those related to the recoverability of the carrying amount and the estimated useful lives of long-lived assets, valuation allowances for accounts receivable and realizable values for inventories.  Changes in facts and circumstances may result in revised estimates.

Contingencies

In the normal course of business, we are subject to contingencies, including, legal proceedings and claims arising out of the business that relate to a wide range of matters, including among others, product liability.  We recognize a liability for such contingency if we determine that it is probable that a loss has occurred and a reasonable estimate of the loss can be made.  We may consider many factors in making these assessments, including past history and the specifics of each matter.  As we have not become aware of any product liability claim since operations commenced, we have not recognized a liability for any product liability claims.

ITEM 7A. Quantitative and Qualitative Disclosures about Market RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item begin on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Until January, 2008, we were not an SEC reporting Company and did not report our financial statements.  However, in connection with our reverse merger transaction, our board of directors recommended and approved the appointment of Moore Stephens Wurth Frazer and Torbet, LLP, or Moore Stephens, as our independent auditor for the fiscal years ended December 31, 2007 and 2006 and during the subsequent interim period through the date of this report.

During the period that Moore Stephens has served as our independent registered public accounting firm and through the date of this report, (a) there were no disagreements with Moore Stephens on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Moore Stephens, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report; and (b) no accountant’s report on our financial statements issued by Moore Stephens contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Stanley Wong, our Chief Executive Officer, and Chao Ming Zhao, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Messrs. Wong and Zhao concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  We engaged Ernst & Young Hua Ming to assist the Company in improving the internal control system based on COSO internal control framework.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee.

The Company was not an SEC reporting company during 2007 and became a reporting company only in January 2008.  We had been preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2008, and only recently became aware of the need to comply with such rules for our fiscal year ended December 31, 3007.  As a result, during most of 2007 our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating subsidiaries and was not required to meet or apply U.S. GAAP requirements.  As a result, with the exception of certain additional persons hired at the end of 2007 to address these deficiencies, our current accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  Finally, management determined that the lack of an Audit Committee of the board of directors of the Company also contributes to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

(i)

In late 2007, we engaged Y. Tristan Kuo, a senior financial executive from the U.S. to serve as our corporate Vice President-Finance.  Mr. Kuo has extensive experience in internal control and U.S. GAAP reporting compliance, and together with our chief executive officer will oversee and manage our the financial reporting process and required training of the accounting staff.

(ii)

During the first quarter of 2008, the Company also recruited an experienced accounting manager from the U.S. to strengthen the Company’s financial reporting and internal control functions.

We also plan to hire additional accountants well-trained in U.S. GAAP principles and reporting and we are upgrading our accounting software so as to provide more timely access to financial reports.

We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before end of 2007. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

We have also launched a search for suitable candidates to serve as our independent directors and to serve on an audit committee and other standing committees in the near future.  We expect to establish these committees by middle of 2008.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of December 31, 2007.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(A) OF THE ACT

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Siu Ling Chan	44	Chairwoman of the Board
Stanley Wong	44	Chief Executive Officer
Lin Ling Li	44	Director
Guangli Pang	44	Director
Chao Ming Zhao	34	Director and Chief Financial Officer

Siu Ling Chan has been our director since July 19, 2006.  She has been our chairwoman since January 1, 2007 and served as our CEO from January 2007 to March 2007.  Ms Chan is also currently a director of our subsidiary Logic Express.  She was also appointed as the director of Shandong Taibang in April 2006.  Prior to joining us, Ms. Chan worked from 1991 to 2005, as an administrator at the Fujian Academy of Social Sciences, and from 1989 to 1991 as a statistician at the Fujian Pingtan Economy Committee.   She received her diploma in Statistics from Xiamen University in 1989 and a diploma in management from the Fujian Party Committee School in 2004.

Stanley Wong joined our Company as Chief Executive Officer in March 2007.  Mr. Wong has over 20 years of working experience in the fields of auditing, hotel, investment, trust, settlement, fund administration, credit risk management, private banking, IPO, construction, manufacturing and IT industries in the Greater China Region, over 12 years of which has been spent in strategic and corporate management, internal controls and change management.  Before joining our Company, Mr. Wong worked from December 2003 to November 2006 as the Chief Financial Officer of Futong Technology (HK) Co. Ltd. and Beijing Futong Dongfang Technology Co. Ltd., where he was responsible for Singapore listing work and corporate management.  Prior to that, Mr. Wong worked in Taipei from March 2003 to December 2003 as a Deputy General Manager for the Raido Group, a multinational investment enterprise.  From May 2002 to February 2003, Mr. Wong worked as the Personal Assistant to the Managing Director of Hung Mau Realty & Construction Ltd., a general building contractor, and from January 2002 to April 2002 he worked as the Finance Manager for Noble Resources Ltd., a diversified commodity trading company listed in Singapore.  Mr. Wong obtained his Bachelor degree in Accounting from the University of Kent in the UK.  He is also a fellow member of the Association of Chartered Certified Accountants and the Hong Kong Institute of Certified Public Accountants.

Lin Ling Li has been a member of our board of directors since July 19, 2006.  Since February 2006, Ms. Li has been the director of our subsidiary Logic Express, and since May 2004, she has been a director at Up-Wing Investment Limited, a predecessor to Logic Express. Ms. Li was a technician at Fuzhou Fuxing Pharmaceutical Company from 1980 to 2000.  From October 1998 to April 2006, she was a senior manager at Fuzhou Chengxin Dian Dang Company Limited, where she was involved in financing, mortgage and loan industry.  She holds a diploma in accounting from the Fujian Party Committee School of Finance and Accounting in October 1994.

Guang Li Pang has been our Director since August 2006 and has been the Deputy Chief Executive Officer of our operating subsidiary, Shandong Taibang since November 2002 where he is in charge of production.  In 1985, Mr. Pang joined the Shandong Institute and was promoted head of its plasma division.  Mr. Pang graduated from Shandong Medical University majoring in pharmacy in 1989. He received a diploma in economic management business management from the Shandong Party Committee School in 2003.

Chao Ming Zhao has been our Director since August 2006 and our Chief Financial Officer since November 2006, and has been the Chief Financial Officer of our operating subsidiary, Shandong Taibang since September 2003.  From February 2002 to June 2003, Mr. Zhao was the financial manager at EF English First (Fuzhou) School, where he was responsible for managing the school’s accounting and its internal control. He was a manager and auditor at Fujian (CFC) Group from July 1996 to January 2002, and was in charge of internal audit.  Mr. Zhao is a certified accountant in the PRC and is an international registered internal auditor. Mr. Zhao obtained his Bachelor’s degree in Investment Economy Management from Fuzhou University in 1996 and received his MBA from the Chinese University of Hong Kong in 2006.

Significant Employees

The following sets forth the name and position of each of our current significant employees.

Tung Lam	46	Chief Executive Officer of Shandong Taibang
Yun Hua Gao	55	Chief Technical Adviser of Shandong Taibang
Dian Cong Liu	54	Chief Technical Adviser of Shandong Taibang
Yu-Yun Tristan Kuo	53	Vice President-Finance of China Biologic Products

Tung, Lam has been the Chief Executive Officer of our operating subsidiary, Shandong Taibang, since October 2003, and is responsible for the entire operation. Prior to joining the Company, Mr. Lam served, from November 1999 to August 2003, as the vice president of Fujian Province Fei Yue Group, where he was in charge of management investment.

Yun Hua Gao is the Chief Technical Advisor of our operating subsidiary, Shandong Taibang. In 1975, Mr. Gao was assigned to the Shandong Institute and has been involved in the research and development work of plasma products.  From January 2000 to October 2000, he was head of the production department at Shandong Biological Products Institute, and from November 2002 to April 2004, he served as manager of the production department. He graduated from Shandong Medical University majoring in medicine in 1975.

Dian Cong Liu is the Chief Technical Adviser of our operating subsidiary, Shandong Taibang.  Mr. Liu has spent many years in the area of biopharmaceutical research.  Mr. Liu joined the Shandong Institute in 1978, and served as manager of the institute’s placenta product department from 1986 to 1992 and as department head for the institute’s quality assurance department from December 2000 to September 2002.  Mr. Liu was one of our founding employees in 2002.  He obtained his Bachelor’s degree in Medicine from Shandong Weifang Medical School in 1978.  Mr. Liu has also been certified as pharmacist by the Shandong Food and Drug Administration since 2003.

Yu-Yun Tristan Kuo joined our company as Vice President-Finance in September 2007.  Mr. Kuo has more than 27 years of experience in accounting, financing and information system for companies in the manufacturing, commodity trading and banking industries and has served in the capacity of CFO, CIO and Controller.  Of these 27 years, Mr. Kuo has worked in the United States for 25 years and in Asia for 2 years.  Prior to joining our company, Mr. Kuo worked for the Noble Group in Hong Kong as the IT Director from February through August 2007.  Prior to that, Mr. Kuo served as the CFO of Cuisine Solution, Inc., a publicly traded company in Alexandria, Virginia, from December 2002 to January 2007.  Mr. Kuo also served as the Vice President of Information System for Zinc Corporation of America in Monaca, Pennsylvania from 2001 and 2007 and as Chief Information Officer and Controller of Wise Metals Group in Baltimore, Maryland, the largest independent aluminum sheet producer in the U.S., from 1991 to 2001.  Mr. Kuo obtained his Master’s degree in Accounting from the Ohio State University and Bachelors degree in Economics from Soochow University in Taipei.

The business address of our directors and executive officers is No. 14 East Hushan Road, Taian City, Shandong Province, People’s Republic of China, 271000.  There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Family Relationships

Ms. Siu Ling Chan is the wife of Mr. Tung Lam. Other than the above, none of our directors or officers is related to each other or any of our principal shareholders; and to the best of our knowledge and belief, there are no arrangements or understandings with any of our principal shareholders, customers, suppliers, or any other person, pursuant to which any of our directors or executive officers were appointed.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as set forth in our discussion below in “Certain Relationships and Related Transactions”, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC. None of the directors, director designees or executive officers to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.  Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports.  Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in 2006 and 2007.

Code of Ethics

On March 25, 2008, our board of directors adopted a code of ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, which applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer.  The code of ethics is designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC, and in other public communications that we made;

•

Compliance with applicable government laws, rules and regulations;

•

The prompt internal reporting of violations of the code to the appropriate person or persons; and

•

Accountability for adherence to the code.

The code requires the highest standard of ethical conduct and fair dealing of its senior financial officers, or SFO, defined as the Chief Executive Officer and Chief Financial Officer. While this policy is intended to only cover the actions of the SFO, in accordance with Sarbanes-Oxley, we expect our other officers, directors and employees will also review our code and abide by its provisions. We believe that our reputation is a valuable asset and must continually be guarded by all associated with us so as to cam the trust, confidence and respect of our suppliers, customers and stockholders.

Our SFO are committed to conducting business in accordance with the highest ethical standards. The SFO must comply with all applicable laws, rules and regulations.  Furthermore, SFO must not commit an illegal or unethical act, or instruct or authorize others to do so.

Material Changes to Director Nomination Procedures

We currently do not have standing audit, nominating or compensation committees.  Currently, our entire board of directors is responsible for the functions that would otherwise be handled by these committees.  We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors.  The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures.  The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including stock options), including compensation of executive officers.

Shareholders who wish to communicate with the Board may write to it at the Company’s address given above.  These communications will be reviewed by one or more employees of the Company designated by the Board, who will determine whether they should be presented to the Board.  The purpose of this screening is to allow the Board to avoid having to consider irrelevant or inappropriate communications.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning the compensation paid by us for services rendered in all capacities to us by our chief executive officer.  No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Li, Former CEO(1)	2006	$61,720	$5,143	-	-	-	-	-	$66,863
	2007	$10,244	-	-	-	-	-	-	$10,244
Siu Ling Chan, Chairwoman and Former CEO(2)	2006	$48,848	$6,407	-	-	-	-	-	$55,255
	2007	$84,629	$38,614	-	-	-	-	-	$123,243
Stanley Wong, CEO(3)	2006	-	-	-	-	-	-	-	-
	2007	$100,611	$10,637	-	-	-	-	$4,082	$115,330
Chao Ming Zhao, CFO(4)	2006	$42,729	-	-	-	-	-	$3,001	$45,730
	2007	$84,674	$16,126	-	-	-	-	$8,288	$109,088

 (1)  Michael Li served as our CEO from July 2006 until his resignation on January 31, 2007, at which time the board of directors appointed Siu Ling Chan as our new CEO.

(2)  Siu Ling Chan served as our CEO from January 2007 until March 2007, at which time the board of directors appointed Stanley Wong as our new CEO.

(3)  Stanley Wong has served as our CEO since March 2007 when Siu Ling Chan resigned from that position.

(4) Chao Ming Zhao has served as our CFO since November 2006 and as a director since August 2006.  Mr. Zhao has also served as the Chief Financial Officer of our subsidiary Shandong Taibang since September 2003.

Summary of Employment Agreements and Material Terms

Mr. Michael Li served as our Chief Executive Officer from July 2006 through January 31, 2007.  As consideration for his duties as our Chief Executive Officer, Mr. Li received a monthly salary of HK$80,000 (approximately $10,287), plus a guaranteed bonus equal to one month’s salary payable on December 31st of every year under his employment agreement.  Mr. Li resigned as our Chief Executive Officer on January 31, 2007, and the board of directors appointed Siu Ling Chan to assume the role of Chief Executive Officer at that time.

Ms. Siu Ling Chan served as our Chief Executive Officer from January 2007 through March 2007, at which time the board of directors appointed Stanley Wong as our new Chief Executive Officer.  In addition, Ms. Chan has served as our Chairwoman since January 2007, as a director of our subsidiary Logic Express since February 2006 and as a director of our subsidiary Shandong Taibang since April 2006. As consideration for her duties as a director, pursuant to a director’s employment agreement which became effective on July 19, 2006, Ms. Chan receives a monthly salary of HK$50,000 (approximately $6,400), plus a guaranteed bonus of HK$50,000 (approximately $6,400) payable on December 31st of each year that she serves the Company.

Mr. Stanley Wong has served as our Chief Executive Officer since March 2007.  Pursuant to an employment agreement which became effective March 8, 2007, as consideration for his services as our Chief Executive Officer, Mr. Wong receives a monthly salary of $12,800, plus a bonus equals to one month of salary payable at the end of each year and monthly round trip tickets from Jinan to Hong Kong.  For fiscal year 2007, Mr. Wong’s bonus was $10,637 and his round trip tickets from Jinan to Hong Kong totaled approximately $4,082 during the period.

Mr. Chao Ming Zhao has served as our Chief Financial Officer since November 2006 and as a director since August 2006.  Mr. Zhao has also served as the Chief Financial Officer of our subsidiary Shandong Taibang since September 2003.  As consideration for his services as our Chief Financial Officer and as a director, Chao Ming Zhao receives a monthly salary of HK$50,000 (approximately $6,400), plus a guaranteed bonus of HK$50,000 (approximately $6,400), payable on December 31st of each year that he is in our employ.  In addition, as consideration for his services as the Chief Financial Officer of Shandong Taibang, Mr. Zhao receives a monthly salary of RMB4, 400 (approximately $596) and monthly housing allowance, and we pay his employee insurance premiums.  Mr. Zhao’s bonus during 2006 was carried over to fiscal year 2007 and he received a bonus of approximately $16,126 for the combined periods.  In addition, during fiscal year 2007, Mr. Zhao’s housing allowance and employee insurance payments totaled approximately $8,288.  As a result, Mr. Zhao’s total compensation during fiscal year 2007 was $109,088.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2007.

Compensation of Directors

The following table sets forth certain information concerning the compensation paid to our directors for services rendered in all capacities to us during the fiscal years ending December 31, 2006 and 2007:

Name	Fees earned or paid in cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
FISCAL YEAR ENDED DECEMBER 31, 2006
Katherine Loh(1)	72,066	-	-	-	-	-	72,066
Lin Ling Li	56,024	-	-	-	-	1,153	57,177
Siu Ling Chan	48,848	-	-	-	-	6,407	55,255
Chao Ming Zhao	42,729	-	-	-	-	3,001	45,730
Guang Li Pang	7,168	-	-	-	-	1,754	8,921
FISCAL YEAR ENDED DECEMBER 31, 2007
Lin Ling Li (2)	123,243	-	-	-	-	-	123,243
Siu Ling Chan(2)	123,243	-	-	-	-	-	123,243
Chao Ming Zhao	100,800	-	-	-	-	8,288	109,088
Guang Li Pang	16,342	-	-	-	-	3,006	19,348

(1)  Katherine Loh served on our board of directors and as chairwoman from July 1, 2006 until her resignation on January 1, 2007.

 (2) Each of Lin Ling Li and Siu Ling Chan’s compensation for the 2007 fiscal year includes a year-end guaranteed bonus of approximately $6,406 and a discretionary bonus of approximately $32,208.

All directors receive reimbursements from us for expenses which are necessarily and reasonably incurred by them for providing services to us or in the performance of their duties. Our directors who are also our employees receive compensation in the form of salaries, housing allowances, employee insurance and benefits in kind.  Our executive directors do not receive any compensation in addition to their salaries in their capacity as directors or other remunerations as members of our management team.  However, we do pay their expenses related to attending board meetings and participating in board functions.

Our directors, except for Mr. Guang Li Pang, receive a monthly salary of approximately HK$50,000 (approximately $6,400), plus a guaranteed bonus of HK$50,000 (approximately $6,400), payable on December 31st of each year under their respective employment agreements.  Both Ms. Siu Ling Chan’s and Ms. Lin Ling Li’s directors’ employment agreements became effective in July 2006.  Both Mr. Chao Ming Zhao’s and Mr. Guang Li Pang’s employment agreements became effective in August 2006.  Our directors’ employment agreements continue until terminated.

Limitation of Liability and Indemnification

Our by-laws states that no director shall be liable to the company or any of its stockholders for monetary damages for breach of fiduciary duty as a director, except with respect to (i) a breach of the director's duty of loyalty to the Company or its stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) liability which may be specifically defined by law, or (iv) a transaction from which the director derived an improper personal benefit.  In addition, our by-laws provides that we indemnify, to the fullest extent permitted by law, each person that such law grants us the power to indemnify.

Insofar as indemnification by us for liabilities arising under the Exchange Act may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable.  In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Exchange Act and will be governed by the final adjudication of such issue.

There is no pending litigation or proceeding involving any of our directors or executive officers to which indemnification is required or permitted, and we are not aware of any threatened litigation or preceding that may result in a claim for indemnification.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The Company has not yet established any equity compensation plans and no securities were authorized for issuance under any such plans during the fiscal year ended December 31, 2007.

Option Grants in the Last Fiscal Year

We did not grant any options to our executive officers in fiscal years 2006 or 2007.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 25, 2008 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership(1)	Percentage of Class(2)
Common Stock $0.0001 par value	Katherine Loh c/o Lane Capital Markets, LLC 120 Broadway, Suite 1019 New York	Former Chairwoman of China Biologic from July 2006 to December 2006	1,071,787	5.0%
Common Stock $0.0001 par value	Lin Ling Li c/o Lane Capital Markets, LLC 120 Broadway, Suite 1019 New York	Director	6,862,624 (3)	32.0%
Common Stock $0.0001 par value	Siu Ling Chan (4) c/o Lane Capital Markets, LLC 120 Broadway, Suite 1019 New York	Chairwoman of China Biologic since January 2007 and former CEO from January 2007 to March 2007	6,862,624 (3)	32.0%
Common Stock $0.0001 par value	Stanley Wong	CEO	-	-
Common Stock $0.0001 par value	Chao Ming Zhao c/o Lane Capital Markets, LLC 120 Broadway, Suite 1019 New York	CFO	1,071,787	5.0%
Common Stock $0.0001 par value	Barry M. Kitt (5) 4965 Preston Park Blvd., Suite 240 Plano, TX 75093		2,697,618	12.6%
Common Stock $0.0001 par value	Kent C. McCarthy (6) c/o Jayhawk China Fund (Cayman) Ltd. 8201 Mission Road, Suite 110 Prairie Village, Kansas 66208		1,582614	7.4%
Common Stock $0.0001 par value	All officers and directors as a group (4 persons named above)		14,797,035	69%

 (1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)  Based on 21,434,942 shares of common stock issued and outstanding as of March 28, 2008.

(3)  Includes 2,140,000 shares that have been placed in escrow that may be released to the Investors in the event we do not meet the performance thresholds for 2007.

(4)  Ms. Chan is the wife of Mr. Lam, the Chief Executive Officer of Shandong Taibang.

(5)  These shares of our common stock are owned by Pinnacle China Fund, LP and The Pinnacle Fund LP, both of which are beneficially owned and controlled by Barry M. Kitt.

(6)  Consists of shares owned as of July 28, 2006 by Jayhawk China Fund (Cayman), Ltd. , which is managed by Jayhawk Capital Management, LLC, which is controlled by Kent C. McCarthy who is deemed the beneficial owner of the shares.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

On July 19, 2006, we consummated the transactions contemplated by a share exchange agreement with the owners of all issued and outstanding capital stock of Logic Express, our directors, Ms. Siu Ling Chan and Ms. Lin Ling Li. Pursuant to the share exchange agreement, we acquired 100% of the outstanding capital stock of Logic Express in exchange for 18,484,715 shares of our common stock. As a result of this transaction, Ms. Chan and Ms. Li became the beneficial owner of approximately 64% of our outstanding capital stock.

On July 19, 2006, our directors and majority stockholders, Siu Ling Chan and Lin Ling Li also entered into a make good escrow agreement with the private placement investors, pursuant to which, Ms. Chan and Ms. Li agreed to deposit in an escrow account a total of 4,280,000 shares of our common stock owned by them, to be held for the benefit of the investors.  Ms. Chan and Ms. Li agreed that if we do not attain a minimum after tax net income threshold of $4,819,500, or $5,823,465 of after-tax net income before minority interest for the fiscal year ending December 31, 2006, and $8,302,000 of after-tax net income or $10,031,416 of after-tax net income before minority interest for the fiscal year ending December 31, 2007, the escrow agent may deliver their escrowed shares to the investors, based upon a pre-defined formula agreed to between the investors and Ms. Chan and Ms. Li.  However, if the after tax net income threshold is met, the shares in escrow will be returned to Ms. Chan and Ms. Li.  Pursuant to the escrow agreement, (i) liquidated damages accrued according to the registration rights agreement and; (ii) gain or loss on change in fair value of warrants, are not deemed to be an income or expense item in calculating the after-tax net income for the purpose of the escrow agreement.  If such performance thresholds are met, the shares are to be returned to Ms Li Lin Ling and Ms Chan Siu Ling.  We have met the after-tax net income before minority interest performance thresholds for both the fiscal years ending December 31, 2007 and 2006.

Amount Due from/to Related Parties

Amounts due from related parties as of December 31, 2007 and 2006 are as follows:

Amount Due from	Purpose	December 31, 2007	December 31, 2006
Minority shareholder of subsidiary (1)	Advances	$290,307	$-
Minority shareholder of subsidiary (2)	Prepayment for assets	516,456	-

Amount Due to	Purpose	December 31, 2007	December 31, 2006
Minority shareholder of subsidiary (3)	Loan	$722,674	$675,761

(1) The Company advanced $290,307 in cash to a minority shareholder of one of the Company’s plasma companies as of December 31, 2007, as short term advance. The advance was unsecured, non-interest bearing and is expected to be repaid either in the form of cash or services.

(2) The Company prepaid to the minority shareholder of one of the plasma companies for the amount of $516,456 as of December 31, 2007.  The prepayment is for the purpose of acquiring certain assets.

(3) As of December 31, 2007 and 2006, the Company has borrowed an aggregate amount of $722,671 and $675,671, respectively, from its minority shareholder, Shandong Institute, for working capital purposes. The Company is required to repay the loan in cash, at an interest rate of 6%.

Staff Costs Related to Seconded Staff

These amounts represent staff costs for staff seconded from Shandong Institute of Biological Products to the Company.

	For Fiscal Year Ended December 31, 2007	For Fiscal Year Ended December 31, 2006
Personnel expenses to Shandong Institute of Biological Products	$ 523,000	$ 676,000

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

As we increase the size of our board of directors and gain independent directors, we expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.”  For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any "related person" are participants involving an amount that exceeds $50,000.  Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy.  A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification.  Management’s presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant stockholders.  In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

•

the risks, costs and benefits to us;

•

the impact on a director's independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•

the terms of the transaction;

•

the availability of other sources for comparable services or products; and

•

the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to excuse himself or herself from deliberations and approval of the transaction in which the interested director is involved.

Director Independence

Our Board is currently composed of four members, none of whom are “independent” directors, as that term is defined under the NASDAQ listing standards.  All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.  Our directors have a duty of to act in good faith with a view to our interests.  In fulfilling their duty of care to us, our directors must ensure compliance with our Certificate of Incorporation.  Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.  During 2007, our board met seven times and no director missed the meetings of the board.

Our board of directors has not made a determination as to whether any member of our board is an audit committee financial expert.  Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.  However, to enrich our technical expertise, we have enlisted the following individuals as our advisors, Mr. Wen Fang Liu and Mr. Xi Yun Chai.

Mr. Wen Fang Liu, 67, is a lecturer of post doctorate degree students and is our senior advisor.  Mr. Liu is a pioneer in the plasma-based biopharmaceutical product industry in China.  From 1963 to 1998, Mr. Liu was employed at the Transfusion Research Centre of China Medical Science Institute, where he focused on plasma fraction, purification, quality control and product development.  Mr. Liu was one of the early adopters of then pioneer manufacturing techniques and product development of plasma-based biopharmaceuticals.  He has received numerous awards in this field and has published over 30 books and papers.  Since the early 1990’s, Mr. Liu has been appointed as a member of the Chinese People’s Political Consultative Conference’s Sichuan Committee, a member of the Ministry of Health’s committee on biopharmaceuticals standards, council to the China Society of Blood Transfusion, council to the China Medicinal Biotech Association, an executive member of the council of Sichuan Red Cross.  From 1993 to 1994, Mr. Liu was a visiting scholar to the Halland Research Centre of the U.S. Red Cross.

Mr. Xi Yun Chai, 46, graduated from the Shanghai Medical University with a doctorate degree in biochemistry.  Mr. Chai is currently our senior advisor.  After his graduation, Mr. Chai attended State University of New York at Buffalo for his post doctorate study.  Mr. Chai has published over ten technical papers in internationally recognized magazines.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Moore Stephens, for the audit of the Company's annual financial statements for the years ended December 31, 2007 and 2006 and fees billed for other services rendered by them during this period.

	Fiscal 2007	Fiscal 2006
Audit fees (1)	$180,000	$170,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
TOTAL	$180,000	$170,000

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Policy on Pre-Approval of Audit and Non-Audit Services of Independent Auditor

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our audit committee to assure that such services do not impair the auditors’ independence from us.  We have not yet established an audit committee, however, in accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Moore Stephens for our consolidated financial statements as of and for the year ended December 31, 2007 and our internal control over financial reporting as of December 31, 2007.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2

Share Exchange Agreement between China Biologic, Logic Express and the selling stockholders signatory thereto, dated as of July 18, 2006  (incorporated by reference to Exhibit 2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

3.1	Certificate of Incorporation of China Biologic (incorporated by reference to Exhibit 3.1 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
3.2	Bylaws of China Biologic (incorporated by reference to Exhibit 3.2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.1

Securities Purchase Agreement between China Biologic, Logic Express, Shandong Taibang, and the selling stockholders and investors signatory thereto, dated as of  July 18, 2006 (incorporated by reference to Exhibit 4.1 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.2

Registration Rights Agreement, between China Biologic and certain investors signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.3

Form of  Stockholder Warrant to purchase Common Stock, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.3 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.4	Lane Warrant, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.4 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.5

Share Escrow Agreement, between China Biologic, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.5 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.6

Escrow Agreement, between China Biologic, the Escrow Agent, and the selling stockholders signatory thereto, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.6 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.7

Amendment No. 1 to the Share Escrow Agreement, between China Biologic, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of February 16, 2007 (incorporated by reference to Exhibit 4.7 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.8

Amendment No. 2 to Share Escrow Agreement, between China Biologic, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of March 27, 2007 (incorporated by reference to Exhibit 4.8 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.9

Amendment No. 3 to Share Escrow Agreement, between China Biologic, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of April 2, 2007 (incorporated by reference to Exhibit 4.9 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.10

Amendment No. 4 to Share Escrow Agreement, between China Biologic, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of May 9, 2007 (incorporated by reference to Exhibit 4.10 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.11

Amendment No. 1 to Securities Purchase Agreement, between China Biologic, Logic Express, Shandong Taibang and the selling stockholders and investors signatory thereto, dated as of February 16, 2007 (incorporated by reference to Exhibit 4.11 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.12

Amendment No. 2 to Securities Purchase Agreement, between China Biologic, Logic Express, Shandong Taibang and the selling stockholders and investors signatory thereto, dated as of March 27, 2007 (incorporated by reference to Exhibit 4.12 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.13

Amendment No. 3 to Securities Purchase Agreement, between China Biologic, Logic Express, Shandong Taibang and the selling stockholders and investors signatory thereto, dated as of April 2, 2007 (incorporated by reference to Exhibit 4.13 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.14

Amendment No. 4 to Securities Purchase Agreement, between China Biologic, Logic Express, Shandong Taibang and the selling stockholders and investors signatory thereto, dated as of May 9, 2007 (incorporated by reference to Exhibit 4.14 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.15

Amendment No. 5 to Securities Purchase Agreement, between China Biologic and investors signatory thereto, dated as of August 20, 2007 (incorporated by reference to Exhibit 4.15 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.1

Group Secondment Agreement, dated October 28, 2002, between Shandong Taibang and the Shandong Institute (English Translation) (incorporated by reference to Exhibit 10.1 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.2

Amended and Restated Joint Venture Agreement, between Logic Express and the Shandong Institute, dated as of March 12, 2006 (English Translation) (incorporated by reference to Exhibit 10.2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.3

Letter of Intent for Equity Transfer, between Logic Express Limited and the Shandong Institute, dated as of June 10, 2006 (English Translation) (incorporated by reference to Exhibit 10.3 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.4

Raw Plasma Supply Agreement, between Shandong Taibang and Qihei Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.4 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.5

Raw Plasma Supply Agreement, between Shandong Taibang and the Xiajin Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.5 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.6

Raw Plasma Supply Agreement, between Shandong Taibang and the Zhangqiu Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.6 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.7

Employment Agreement, between China Biologic and Stanley Wong, dated as of March 8, 2007 (English Translation) (incorporated by reference to Exhibit 10.7 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.8	Form of Director’s Employment Agreement of China Biologic (incorporated by reference to Exhibit 10.8 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
10.9

Plasma Processing Agreement, between Shandong Taibang and Qi He An Tai Plasma Collection Co., Ltd., dated as of January 2, 1007 (English Translation) (incorporated by reference to Exhibit 10.9 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.10

Plasma Processing Agreement, between Shandong Taibang and the Xia Jin An Tai Plasma Collection Co., Ltd., dated as of January 2, 2007 (English Translation) (incorporated by reference to Exhibit 10.10 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.11

Plasma Processing Agreement, between Shandong Taibang and the Zhang Qiu An Tai Plasma Collection Co., Ltd., dated as of January 2, 2007 (English Translation) (incorporated by reference to Exhibit 10.11 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.12

Asset Purchase Agreement, between Zhang Qiu An Tai Plasma Collection Co., Ltd. and Zhang Qiu Plasma Collection Station, dated as of December 31, 2006 (English Translation) (incorporated by reference to Exhibit 10.12 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.13

Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of April 24, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.14

Asset Purchase Agreement, between Qi He An Tai Plasma Collection Co., Ltd. and Qi He County Plasma Collection Station, dated as of November 9, 2006 (English Translation) (incorporated by reference to Exhibit 10.14 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.15

Asset Purchase Agreement, between Xia Jin An Tai Plasma Collection Co., Ltd. and Xia Jin County Plasma Collection Station, dated as of October 20, 2006 (English Translation) (incorporated by reference to Exhibit 10.15 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.16

Asset Purchase Agreement, between Liao Cheng An Tai Plasma Collection Co., Ltd. and Yang Gu County Plasma Collection Station, dated as of November 3, 2006 (English Translation) (incorporated by reference to Exhibit 10.16 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.17

Trademark Licensing Agreement, dated as of February 27, 2007 (English Translation) (incorporated by reference to Exhibit 10.17 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.18

Loan Agreement, dated as of November 30, 2006, among  Shandong Taibang and the Shandong Institute and Logic Express (English Translation) (incorporated by reference to Exhibit 10.18 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.19

Supplementary Agreement, dated as of September 1, 2007, among  Shandong Taibang and the Shandong Institute and Logic Express (English Translation) (incorporated by reference to Exhibit 10.19 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.20

Form of Bank of Communications Loan Contract, among  Shandong Taibang and the Taian Branch of the Bank of Communications (English Translation) (incorporated by reference to Exhibit 10.20 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.21

Asset Purchase Agreement, between Fang Cheng Plasma Collection Co., Ltd. and Fang Cheng Plasma Company, dated as of April 30, 2007 (English Translation) (incorporated by reference to Exhibit 10.21 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.22

Asset Purchase Agreement, between He Ze An Tai Plasma Collection Co., Ltd and Yun Cheng County Plasma Collection Station, dated as of December 15, 2006 (English Translation) (incorporated by reference to Exhibit 10.22 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.23

Raw Plasma Supply Agreement, between Shandong Taibang and Liao Cheng Tiantan Plasma Collection Co. Ltd., dated as of November 1, 2007 (English Translation) (incorporated by reference to Exhibit 10.23 of the registration statement on Form SB-2/A, filed by the Company on December 28, 2007)

10.24*

Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of August 5, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

14*	Code of Ethics
21	Subsidiaries of China Biologic (incorporated by reference to Exhibit 21 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BIOLOGIC PRODUCTS, INC.

Dated: March 28, 2008
/s/ Stanley Wong
Stanley Wong
Chief Executive Officer

/s/ Chao Ming Zhao
Chao Ming Zhao
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ Siu Ling Chan Siu Ling Chan	Chairwoman	March 28, 2008

/s/Stanley Wong Stanley Wong	Chief Executive Officer	March 28, 2008

/s/Chao Ming Zhao Chao Ming Zhao	Director, Chief Financial Officer	March 28, 2008

/s/ Tung Lam Tung Lam	Chief Executive Officer of Shandong Taibang	March 28, 2008

/s/ Lin Ling Li Lin Ling Li	Director	March 28, 2008

/s/ Pang Guang Li Pang Guang Li	Director	March 28, 2008

CHINA BIOLOGIC PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Biologic Products, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of China Biologic Products, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007.  China Biologic Products, Inc’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Biologic Products, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California

March 28, 2008

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

A S S E T S
	2007	2006

CURRENT ASSETS:
Cash	$5,010,033	$4,268,220
Accounts receivable, net of allowance for doubtful accounts of $1,238,772
and $1,131,209 as of December 31, 2007 and 2006, respectively	316,869	3,775,387
Notes receivable	41,130	81,407
Other receivables	425,163	584,931
Other receivable- related party	290,307	-
Inventories	9,505,074	6,117,361
Prepayments and deferred expense	138,756	713,194
Total current assets	15,727,332	15,540,500

PLANT AND EQUIPMENT, net	15,434,124	7,437,768

OTHER ASSETS:
Prepayments-non-current	711,459	778,364
Long term prepayment – related party	516,456	-
Intangible assets, net	915,874	718,011
Total other assets	2,143,789	1,496,375

Total assets	$33,305,245	$24,474,643

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$2,677,587	$2,412,440
Short term loans - bank	685,500	2,564,000
Short term loan - shareholder	722,674	675,761
Other payables and accrued liabilities	1,200,068	1,874,973
Other payable - land use right	305,571	287,045
Dividend payable	506,626	476,597
Customer deposits	398,794	370,297
Taxes payable	384,788	138,203
Total current liabilities	6,881,608	8,799,316

Long term liabilities	-	641,000

Total liabilities	6,881,608	9,440,316

COMITMENTS AND CONTINGENCIES	142,120	-

MINORITY INTEREST	3,885,892	2,308,487

SHAREHOLDERS' EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 21,434,942
shares issued and outstanding at December 31, 2007 and 2006, respectively	2,143	2,143
Paid-in-capital	9,388,305	9,388,305
Statutory reserves	4,513,077	2,199,580
Retained earnings	5,883,306	17,427
Accumulated other comprehensive income	2,608,794	1,118,385
Total shareholders' equity	22,395,625	12,725,840

Total liabilities and shareholders' equity	$33,305,245	$24,474,643

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

REVENUES	$32,398,669	$22,230,570

COST OF SALES	9,945,921	9,601,605

GROSS PROFIT	22,452,748	12,628,965

OPERATING EXPENSES
Selling expenses	4,434,721	1,783,302
General and administrative expenses	4,651,434	4,065,903
Research and development expenses	609,178	594,750
TOTAL OPERATING EXPENSES	9,695,333	6,443,955

INCOME FROM OPERATIONS	12,757,415	6,185,010

OTHER EXPENSES
Interest income	(47,731)	(6,613)
Interest expense	136,417	192,191
Other income	(63,637)	(30,430)
Other expense	486,528	158,689
TOTAL OTHER EXPENSES	511,577	313,837

INCOME BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST	12,245,838	5,871,173

PROVISION FOR INCOME TAXES	2,074,560	750,095

NET INCOME BEFORE MINORITY INTEREST	10,171,278	5,121,078

LESS MINORITY INTEREST	1,991,902	1,304,241

NET INCOME	8,179,376	3,816,837

FOREIGN CURRENCY TRANSLATION GAIN	1,490,409	567,176

OTHER COMPREHENSIVE INCOME	$9,669,785	$4,384,013

BASIC EARNINGS PER SHARE
Weighted average number of shares	21,434,942	21,434,942
Earnings per share	$0.38	$0.18

DILUTED EARNINGS PER SHARE
Weighted average number of shares	21,861,014	21,434,942
Earnings per share	$0.37	$0.18

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common stock		Additional Paid-in capital	Retained earnings		Accumulated other comprehensive income	Totals
	Shares	Par value		Statutory reserves	Unrestricted

BALANCE, December 31, 2005	19,234,942	$1,923	$(1,923)	$681,383	$(655,448)	$551,209	$577,144

Acquisition of Shandong Taibang			5,638,128				5,638,128
Proceeds from issuance of common stock	2,200,000	220	3,752,100				3,752,320
Net income					3,816,837		3,816,837
Distribution to Up-Wing Shareholder					(1,625,765)		(1,625,765)
Adjustment to statutory reserve				1,518,197	(1,518,197)		-
Foreign currency translation adjustments						567,176	567,176

BALANCE, December 31, 2006	21,434,942	$2,143	$9,388,305	$2,199,580	$17,427	$1,118,385	$12,725,840

Net income					8,179,376		8,179,376
Adjustment to statutory reserve				2,313,497	(2,313,497)
Foreign currency translation adjustments						1,490,409	1,490,409

BALANCE, December 31, 2007	21,434,942	$2,143	$9,388,305	$4,513,077	$5,883,306	$2,608,794	$22,395,625

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,179,376	$3,816,837
Adjustments to reconcile net income to cash
provided by operating activities:
Minority Interest	1,991,902	1,304,241
Depreciation	777,007	404,003
Amortization	91,965	42,479
Loss on disposal of equipment	245,042	-
Allowance for doubtful accounts	188,891	23,172
Change in operating assets and liabilities:
Accounts receivable	3,384,366	(1,483,514)
Notes receivable	44,109	(59,646)
Other receivables	192,440	(75,750)
Other receivables – related party	(278,809)	-
Inventories	(2,845,676)	(2,382,252)
Prepayments and deferred expenses	599,238	(283,586)
Accounts payable	93,800	1,502,760
Other payables and accrued liabilities	(773,185)	515,245
Other payables –land use right	(1,346)	-
Customer deposits	2,679	4,389
Taxes payable	227,604	(233,507)
Contingent liability	136,491	-
Net cash provided by operating activities	12,255,894	3,094,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(8,213,289)	(2,648,482)
Additions to intangible assets	(234,120)	(262,629)
Additions to non-current prepayment	116,151	(605,854)
Advances on building purchase to related party	(496,001)	-
Proceeds from equipment disposal	11,455	-
Net cash used in investing activities	(8,815,804)	(3,516,965)

CASH FLOWS FINANCING ACTIVITIES:
Restricted cash	-	1,860,000
Proceeds from stock issuance	-	3,752,100
Payments on notes payable	-	(1,883,550)
Proceeds from short term loan	1,316,700	2,511,400
Payments on short term loan	(3,291,750)	(1,541,034)
Payments on long term debt	(658,350)	(647,441)
Dividends paid to minority shareholders	(488,878)	-
Net cash (used in) provided by financing activities	(3,122,278)	4,051,475

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	424,001	31,463

INCREASE IN CASH	741,813	3,660,844

CASH, beginning of year	4,268,220	607,376

CASH, end of year	$5,010,033	$4,268,220

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Note 1 – Organization background and principal activities

Principal Activities and Reorganization

China Biologic Products, Inc. (the “Company”) and its subsidiaries are principally engaged in the research, development, commercialization, manufacture and sale of human blood products to customers in the People’s Republic of China (the “PRC”).  The Company was originally incorporated in 1992 under the laws of the State of Texas, as Shepherd Food Equipment, Inc.  On November 20, 2000, Shepherd Food Equipment, Inc. changed its corporate name to Shepherd Food Equipment, Inc. Acquisition Corp. (“Shepherd”).  Shepherd is the survivor of a May 28, 2003, merger between Shepherd and GRC Holdings, Inc. (“GRC”). In the merger, the Company adopted the Articles of Incorporation and By-Laws of GRC and changed its corporate name to GRC Holdings, Inc. Pursuant to a board resolution, dated October 27, 2006, GRC, a Texas Corporation, converted to a Delaware Corporation and changed its name to China Biologic Products, Inc. This Plan of Conversion became effective on January 10, 2007.

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

Private placement

Concurrent with the consummation of the Share Exchange Agreement with Logic Express, the Company completed a private placement of shares of common stock to a group of investors resulting in the issuance by the Company of 2,200,000 shares of its common stock and warrants to purchase 1,070,000 shares of common stock at $1.895 per share.  Further, in connection with the private placement, two of the Company’s controlling stockholders sold 2,080,000 shares of common stock at $1.895 per share to the same group of investors. A portion of the proceeds of the new issuance was used to pay for the outstanding capital contribution of approximately $3,383,000 (RMB26,400,000) of Shandong Taibang.

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

In conjunction with this private placement, Ms. Li Lin Ling and Ms. Chan Siu Ling, the controlling stockholders and directors of the Company, placed an aggregate 4,280,000 shares of common stock in escrow, pursuant to a share escrow agreement dated July 19, 2006, which was amended on February 16, 2007, March 27, 2007 and April 2, 2007 (the “Escrow Agreement”), pursuant to which one half of the escrowed shares are to be released to the investors in the private placement on a pro rata basis, if the audited consolidated financial statements of the Company, prepared in accordance with US generally accepted accounting principles (“GAAP”) do not reflect an after-tax net income of at least $4,819,000, or an after-tax net income before minority interest of $5,823,000, for the fiscal year ended December 31, 2006; and if the audited consolidated financial statements of the Company, prepared in accordance with US GAAP, do not reflect an after-tax net income of at least $8,302,000 or an after-tax net income before minority interests of $10,031,000 for the fiscal year ending December 31, 2007, the second half of the escrow shares will be distributed on a pro rata basis to the investors.  Pursuant to the Escrow Agreement, (i) liquidated damages accrued according to the registration rights agreement; (ii) gain or loss on change in fair value of warrants; and (iii) stock-based compensation charge arising from transferring of shares from stockholders to senior management, are not deemed to be an income or expense item in calculating the after-tax net income for the purpose of the Escrow Agreement.  If such performance thresholds are met, the shares are to be returned to Ms. Li Lin Ling and Ms. Chan Siu Ling. Management has determined that the thresholds for the years ended December 31, 2007 and 2006 have been met.

See report of independent registered public accounting firm.

Reorganization under common control

Logic Express was incorporated on January 6, 2006 in the British Virgin Islands.  Logic Express was established on April 17, 2006 for the purpose of acquiring a majority equity interest in Shandong Missile Biological Products Co., Ltd. (whose name changed to Shandong Taibang Biological Products Co Ltd on February 27, 2007, and is hereafter called “Shandong Taibang”) from Up-Wing Investment Limited (“Up-Wing”), an entity with identical stockholders in preparation of its reverse merger with GRC and anticipated offering of securities.  Logic Express and Up-Wing had identical stockholders at the date of transfer.  The transfer of equity interests in Shandong Taibang from Up-Wing to Logic Express (the “Transfer”) was accounted for as a re-organization under common control.

Up-Wing Investment Limited was incorporated on November 30, 1993 in Hong Kong. Up-Wing acquired an 82.76% equity interest in Shandong Taibang, the operating company of the Company in two equity transactions as described below.  Shandong Taibang was established in the PRC on October 23, 2002 with a registered capital of approximately $9.7 million (or RMB 80 million).

Acquisition of 41% interest in Shandong Taibang

In accordance with the equity transfer agreement dated September 26, 2004 Up-Wing agreed to acquire 41% of the registered capital (including the unpaid capital contribution) of Shandong Taibang from the Shandong Missile Biological Engineering Co Ltd, an unrelated party (i) for a cash consideration of approximately $1,096,800 (RMB8,000,000) and (ii) agreed to fund the minority shareholder’s unpaid capital amount of approximately $3,194,400 (RMB26,400,000) to Shandong Taibang. Up-Wing paid cash of approximately $1,096,000 (RMB8,000,000) on March 17, 2005 and the unpaid capital contribution amount of approximately $3,194,400 (RMB26,400,000) on July 19, 2006.  After completing the March 2005 acquisition, Up-Wing held 11.94% of the paid-in capital and 41% of the voting rights of Shandong Taibang.

Acquisition of additional 41.76% interest in Shandong Taibang

On June 10, 2005, Up-Wing entered into a share transfer agreement with another unrelated party, Beijing Chen Da Technology Investment Co. Ltd, to acquire an additional 41.76% of the registered capital of Shandong Taibang, for a consideration of approximately $4,295,500 (RMB35,500,000). The acquisition became effective on September 2, 2005 upon the approval by the Shandong Provincial Department of Foreign Trade and Economic Cooperation (the “September 2005 Acquisition”). On April 17, 2006, Logic Express acquired the entire interest of Up-Wing in Shandong Taibang at historical cost due to common control. As a result, Logic Express owned an 82.76% interest in Shandong Taibang.

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

Acquisition of assets from plasma stations

In the second half of 2006, Shandong Taibang, through its wholly owned plasma companies, entered into an asset transfer agreement with the Shandong Provincial government to acquire certain assets of five plasma stations in Shandong Province for a total consideration of approximately $2,607,356 (RMB19.3 million).  The operating licenses of the plasma companies were effective as of January 1, 2007.

In January 2007, Shandong Taibang, through its wholly and 80% owned plasma companies acquired certain assets of two plasma stations in Guangxi Province for a total consideration of approximately $761,781 (RMB5.6 million).

See report of independent registered public accounting firm.

The consideration for the foregoing acquisitions was determined based on independent valuation performed by qualified valuation experts recognized in the PRC. The following table summarizes the information of the qualified valuation experts located in the PRC:

Disclosure of qualified valuation experts
Name of Plasma Station	Corresponding Name of Plasma Company	Valuation Company	Qualified Valuation experts
Huan Jiang Mao Nan Autonomy County Plasma Collection Station	Huan Jiang Plasma Company (Guangxi Province)	Liu Zhou Kai Cheng Combination Certified Public Account Office	He Liming, Liu Liming
		Guang Xi Zheng Ze Real Estate Valuation Co., Ltd for Land Valuation	Chen Jianhe, Li Yanjuan
Fang Cheng Plasma Collection Station	Fang Cheng Plasma Company (Guangxi Province)	Qin Zhou Yong Xin Certified Public Account Office for Assets (other than the Land)	Liu Dazhou, Deng Guixin
		Guang Xi He Xin Real Estate Appraisal Co.,Ltd	Wu Jiaqing, Qin Xizhou
Zhang Qiu Red Cross Blood Station	Zhang Qiu Plasma Company (Shandong Province)	Ji Nan Yong Sheng Property Appraisal Co., Ltd	Xian Xiquan, Zhao Jinpeng
Yun Cheng County Plasma Collection Station	He Ze Plasma Company (Shandong Province)	He Ze Zhong Heng Certified Public Accountants Ltd	Liu Xiaofeng, Yang Rukuan
Yang Gu Plasma Collection Station	Yang Gu Plasma Company (Shandong Province)	Liao Cheng Jin Shi Certified Public Accounts Ltd	Wang Lecheng, Jia Shengtian
Xia Jin Plasma Collection Station	Xia Jin Plasma Company (Shandong Province)	De Zhou Da Zheng Certified Public Accounts Xia Jin Branch	Yang Baohua, Liu Xingliang
Qi He Sanitary and Antiepidemic Station	Qi He Plasma Company (Shandong Province)	De Zhou Da Zheng Certified Public Accounts Qi He Branch	Wang Xinhua, Yu Xiaohui

The net assets of the plasma companies are included in the Company's consolidated financial statements.  All sales from the plasma companies are inter-company sales and are eliminated in the Company's consolidated financial statements.  As the Company only acquired certain assets from the plasma stations, these acquisitions are not considered business combinations pursuant to SFAS No. 141 under Regulation S-B Item 310(d).

Establishment of distribution company

In September 2006, Shandong Taibang applied to establish a wholly owned subsidiary “Shandong Missile Medical Co., Ltd.” (“Shandong Medical”) with registered capital of $384,600, and the capital was fully paid on March 1, 2007. A distribution license of biological products, except for vaccine, was obtained from the Shandong Food and Drug Authority on February 7, 2007, for a licensing period of 5 years from the date of obtaining the license. The registration of Shandong Medical was ultimately approved by the Shandong Provincial Department of Foreign Trade and Economic Cooperation on July 4, 2007 and Shandong Medical was formally registered on July 19, 2007. Shandong Medical’s scope of business is the wholesale of biological products, except vaccine, with a license period of 25 years from the date of registration. As of December 31, 2007, Shandong Medical had commenced limited operations.

See report of independent registered public accounting firm.

Note 2 – Summary of significant accounting policies

The reporting entity

The Company’s consolidated financial statements of reflect the activities of the parent and the following subsidiaries.

Subsidiaries	Incorporated in	Percentage of Ownership
Logic Express Ltd.	British Virgin Islands	100.00%
Shandong Taibang Biologic Products., Ltd	The People’s Republic of China	82.76%
Xia Jin Plasma Company	The People’s Republic of China	82.76%
He Ze Plasma Company	The People’s Republic of China	82.76%
Yang Gu Plasma Company	The People’s Republic of China	82.76%
Zhang Qiu Plasma Company	The People’s Republic of China	82.76%
Qi He Plasma Company	The People’s Republic of China	82.76%
Huan Jiang Plasma Company	The People’s Republic of China	82.76%
Fang Cheng Plasma Company	The People’s Republic of China	66.21%
Shandong Missile Medical Company	The People’s Republic of China	82.76%

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company transactions and balances have been eliminated in the consolidation.

Foreign currency translation

The reporting currency of the Company is US dollars. The Company’s principal operating subsidiaries established in the PRC use their local currency, Renminbi (RMB), as their functional currency.  Results of operations and cash flows are translated at average exchange rates during the period. Because cash flows are translated at average translation rates for the period, amounts reported on the cash flow statement will not necessarily agree with changes in the corresponding amounts on the balance sheet. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and amounted to $2,608,794 and $1,118,385, as of December 31, 2007 and 2006, respectively.  The consolidated balance sheet amounts, with the exception of equity at December 31, 2007 and 2006, were translated at RMB 7.29 to $1.00 and RMB 7.80 to $1.00, respectively.  The equity accounts were stated at their historical rate.  The average translation rates applied to consolidated statements of income for the years ended December 31, 2007 and 2006 were RMB 7.59, and RMB 8.00, respectively.

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

See report of independent registered public accounting firm.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $93,107 and $91,832, for the years ended December 31, 2007 and 2006, respectively.

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

Concentration of risk

The Company's operations are carried out in the PRC and subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.  The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and Hong Kong. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in state-owned banks at December 31, 2007 and 2006 amounted to $4,814,991 and $4,268,220, respectively, of which no deposits are covered by insurance.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s major product, human albumin: - 20%/10ml, 20%/25ml and 20%/50ml, accounted for 63.5% and 75.4% of total revenues, for the years ended December 31, 2007 and 2006, respectively.  If the market demands for human albumin cannot be sustained in the future or upon decrease in price of human albumin, it would adversely affect the Company’s operating results.

All of the Company’s customers are located in the PRC.  As of December 31, 2007 and 2006, the Company had no significant concentration of credit risk, except for the amounts due from related parties. There were no customers that individually comprised 10% or more of the revenue or gross trade accounts receivable at December 31, 2007 and 2006 or 10% or more of revenue in the years presented.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

The Company’s top three vendors comprised 24% and 61% of the Company’s purchases for the years ended December 31, 2007 and 2006. Accounts payable to these vendors amounted $258,487 and $820,250 as of December 31, 2007 and 2006, respectively.

See report of independent registered public accounting firm.

Accounts receivable

The Company’s business operations are conducted in the PRC.  During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  Known bad debts are written off against allowance for doubtful accounts when identified.  Trade accounts receivable at December 31, 2007 and 2006 consist of the following:

	December 31, 2007	December 31, 2006
Trade accounts receivable	$1,555,641	$4,906,596
Less: Allowance for doubtful accounts	1,238,772	1,131,209
Totals	$316,869	$3,775,387

The activity in the allowance for doubtful accounts for trade accounts receivable for the years ended December 31, 2007 and 2006 is as follows:

	December 31, 2007	December 31, 2006
Beginning allowance for doubtful accounts	$1,131,209	$1,107,552
Additional charged to bad debt expense	221,813	-
Write-off charged against the allowance	(188,891)	(13,857)
Foreign currency translation adjustment	74,641	37,514
Ending allowance for doubtful accounts	$$1,238,772	$$1,131,209

Inventories

Inventories are stated at the lower of cost or market using the weighted average basis and consist of the following at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Raw materials	$3,841,595	$1,740,333
Work-in-process	4,068,389	3,261,175
Finished goods	1,595,090	1,115,853
Total	$9,505,074	$6,117,361

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.  As of December 31, 2007 and 2006, the Company has determined that no reserve is necessary.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $777,007 and $404,003, respectively.

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

See report of independent registered public accounting firm.

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of December 31, 2007, there were no significant impairments of its long-lived assets.

Plant and equipment consist of the following at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Buildings and improvements	$4,525,589	$3,459,449
Machinery and equipment	8,201,720	4,919,590
Furniture, fixtures, and office equipment	768,197	120,228
Total depreciable assets	13,495,506	8,499,267
Accumulated depreciation	(1,840,197)	(1,172,878)
	11,655,309	7,326,389
Construction in progress	3,778,815	111,379
Plant and equipment, net	$15,434,124	$7,437,768

Interest expense of $52,701 and $52,930 was capitalized into construction in progress for the years ended December 31, 2007 and 2006, respectively.

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

All land in the PRC is owned by the government and cannot be sold. However, the government grants “land use rights.”  The Company has the right to use various parcels of land for 50 years.  The Company amortizes the cost of the land use rights over their useful life using the straight-line method.

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

Intangible assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying value has become impaired.  The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations.  The Company also re-evaluates the years of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of December 31, 2007, the Company expects these assets to be fully recoverable.

Total amortization expense for the years ended December 31, 2007 and 2006 amounted to $91,965 and $42,479, respectively.

See report of independent registered public accounting firm.

Intangible assets consisted of the following:

	December 31, 2007	December 31, 2006
Land use rights	$819,937	$567,213
Permits and licenses	326,983	305,757
Blood donor network	5,621	3,205
Software	28,892
Totals	1,181,433	876,175
Accumulated amortization	(265,559)	(158,164)
Intangible assets, net	$915,874	$718,011

Revenues

The Company’s revenues are primarily derived from the manufacture and sale of human blood products.  The Company’s revenues by significant types of products for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Human Albumin – 20%/10ml, 20%/25ml and 20%/50ml	$20,544,330	$16,831,948
Human Hepatitis B Immunoglobulin	1,532,661	939,456
Human Immunoglobulin for Intravenous Injection	3,335,607	966,028
Human Rabies Immunoglobulin	5,753,124	2,720,207
Human Tetanus Immunoglobulin	1,105,630	734,356
Others	127,317	38,575
Totals	$32,398,669	$22,230,570

Research and Development Costs

Research and development costs are expensed as incurred.

Retirement and Other Post retirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to the statement of operations as and when the related employee service is provided.

Product Liabilities

The Company’s products are covered by a product liabilities insurance of approximately $2,742,000 (RMB 20,000,000).  For the years ended December 31, 2007 and 2006, no claim on the insurance policy was filed.

Government Grants

For the years ended December 31, 2007 and 2006, Shandong Taibang received non-refundable grants of $257,415 and $62,086, respectively, from the PRC municipal government as the operating company is operating in the high and new technology business sector.  The grant can be used for enterprise development and technology innovation purposes.  These government grants were recognized in the statement of operations of the Company as an offset to Research and Development expenses as they were earmarked or as a reduction of cost of the assets acquired.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes.  Since the Company had no operations within the United States there is no provision for US taxes and there are no deferred tax amounts at December 31, 2007 and 2006. In July, 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return.  FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.  FIN 48 became effective at the beginning of 2007 and had no impact on the Company’s consolidated financial statements.

See report of independent registered public accounting firm.

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

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  The Company adopted FSP EITF 07-3 and expensed the research and development as incurred.

See report of independent registered public accounting firm.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications have no effect on net income or cash flow.

Note 3 - Supplemental disclosure of cash flow information

Income taxes paid for the years ended December 31, 2007 and 2006, amounted to $1,803,510 and $1,068,466, respectively.

Interest paid (net of capitalized interest) for the years ended December 31, 2007 and 2006 amounted to $107,077 and $223,763 respectively.

Non-cash financing activities include warrants granted to placement agent in 2006 which was valued at $728,456 at grant date.

Note 4 – Related party transactions

The material related party transactions undertaken by the Company with related parties during the years are presented as follows:

Amount Due from	Purpose	December 31, 2007	December 31, 2006
Minority shareholder of subsidiary (1)	Advances	$290,307	$-
Minority shareholder of subsidiary (2)	Prepayment for assets	516,456	-

Amount Due to	Purpose	December 31, 2007	December 31, 2006
Minority shareholder of subsidiary (3)	Loan	$722,674	$675,761

See report of independent registered public accounting firm.

(1) The Company advanced $290,307 in cash to a minority shareholder of one of the Company’s plasma companies as of December 31, 2007 as short term advance. The advance was unsecured, non-interest bearing and is expected to be repaid either in the form of cash or services in business expansion in the region.

(2) The Company prepaid to the minority shareholder of one of the plasma companies for the amount of $516,456 as of December 31, 2007.  The prepayment is for the purpose of acquiring certain assets.

(3) As of December 31, 2007 and 2006, the Company has borrowed an aggregate amount of $722,674 and $675,761, respectively, from its minority shareholder, Shandong Institute, for working capital purposes. The Company is required to repay the loan in cash, at an annual interest rate of 6%.

Note 5 – Prepayments

Prepayments and deferred expense represent partial payments for deposits on raw material purchases and prepayment for future expenses and amounted to $138,756 and $713,194 as of December 31, 2007 and 2006, respectively.

Prepayments – non-current represent partial payments or deposits on plant and equipment purchases and amounted to $711,459 and $778,364 as of December 31, 2007 and 2006, respectively.

Note 6 – Debt

Other payables and accruals

Other payables and accruals at December 31, 2007 and 2006 consist of the following:

	December 31, 2007	December 31, 2006
Other payables	$664,195	$426,517
Accruals for salaries and welfare	184,942	217,526
Accruals for RTO expenses	245,658	387,897
Accruals for late filing penalty	-	811,060
Accruals for selling expenses	104,753	-
Others	520	31,973
Total	$1,200,068	$1,874,973

Short term loans

Short term loans represent renewable loans due to various banks which are normally due within one year.

The Company’s short term bank loans as of December 31 consisted of the following:

	2007	2006
Bank loans, secured by buildings and land use rights (note (a))	$685,500	$1,282,000
Bank loans, unsecured	-	1,282,000
Totals	$685,500	$2,564,000

The short-term bank loans bear an interest of 6.12% and 5.85% as of December 31, 2007 and 2006, respectively.

(a) The loans are secured by buildings and land use rights with carrying values as follows:

	2007	2006
Buildings	$1,369,831	$1,311,254
Land use rights	387,989	287,045
Totals	$1,757,820	$1,598,299

See report of independent registered public accounting firm.

Other payable - land use rights

In July 2003, Shandong Taibang obtained certain land use rights from the PRC municipal government. Shandong Taibang is required to make payments totaling approximately $19,036 (RMB 138,848) per year to the local state-owned entity, for the 50 year life of the rights or until Shandong Biologic Institute completes its privatization process. The Company recorded “land use rights” equal to “other payable – land use rights” totaling $305,571 and $287,045 as of December 31, 2007 and 2006, respectively, determined using present value of annual payments over 50 years.

Long term liabilities

Long term loan amounted to $641,000 as of December 31, 2006 represents amounts due to the Department of Health. The loan was unsecured, interest free and had no fixed terms of repayment. The loan was fully paid during 2007.

Note 7 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares outstanding during the period.

In accordance with SFAS No. 128 “Earnings Per Share”, basic net income per share available is computed by dividing net income by the number of shares outstanding as if the shares issued in the reverse merger as described in Note 1 had occurred at the beginning of the earliest period presented and such shares had been outstanding for all years.

	2007	2006
Net income for earnings per share	$8,179,376	$3,816,837
Weighted average shares used in basic computation	21,434,942	21,434,942
Diluted effect of warrants	426,072	-
Weighted average shares used in diluted computation	21,861,014	21,434,942

Earnings per share:
Basic	$0.38	$0.18
Diluted	$0.37	$0.18

At December 31, 2006, 1,284,000 warrants were excluded from the calculation because of their antidilutive nature.

At December 31, 2007, all outstanding warrants were included in the calculation of diluted earnings per share.

Note 8 – Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws).  Under the Income Tax Laws, foreign investment enterprises (FIE) generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply.  Upon approval by the PRC tax authorities, FIEs scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% exemption for the next three years.

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

See report of independent registered public accounting firm.

The key changes are:

a.

The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pays at a reduced rate of 15%; and

b.

Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner.

The Company’s subsidiary, Shandong Taibang, was established before March 16, 2007 and therefore is qualified to continue enjoying the reduced tax rate as described above.

Starting from January 1, 2008, Shandong Taibang will be subject to 25% income tax rate according to the newly issued Income Tax Laws of PRC. According to PRC’s central government policy, certain new technology or high technology companies will enjoy preferential tax treatment of 15%, instead of 25%.  Shandong Taibang is in the process of applying to the local tax authority for this concessionary tax treatment.

The local government granted the Company tax exemption for purchases of locally manufactured equipment the fiscal years ended December 31, 2003 through 2007.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2007 and 2006:

	2007	2006
U.S. Statutory rates	35.0%	35.0%
Foreign Income	(35.0)	(35.0)
China Tax rates	33.0	33.0
China income tax exemption	(18.0)	(18.0)
Effective income tax rates	15.0%	15.0%

The estimated tax savings due to the tax exemption for the years ending December 31, 2007, and 2006 amounted to $2,498,472 and $1,045,589, respectively.  The net effect on earnings per share if the income tax had been applied would decrease the basic earnings per share for the years ended December 31, 2007 and 2006, from $0.38 to $0.27 and from $0.18 to $0.13, respectively, would decrease the diluted earnings per share for the years ended December 31, 2007 and 2006, from $0.37 to $0.26 and from $0.18 to $0.13, respectively.

Value Added Tax

VAT on sales amounted to $2,203,070 and $1,333,438 for the year ended December 31, 2007 and 2006, respectively. Sales are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	December 31, 2007	December 31, 2006
VAT tax payable	$168,369	$212,688
Income tax payable (credit)	187,924	(83,872)
Others miscellaneous tax payable	28,495	9,387
Totals	$384,788	$138,203

Note 9 – Commitments and Contingent liabilities

Capital commitments

Capital commitments outstanding as of December 31, 2007 and 2006 were as follows:

	December 31, 2007	December 31, 2006
Property and equipment, not yet received	$874,990	$432,000

See report of independent registered public accounting firm.

Contingencies

In the normal course of business, the Company is exposed to claims related to the manufacture and use of the Company’s products, but currently the Company is not aware of any such claim.

Legal Proceedings

In July 2006, one of our sales employees misappropriated our goods and resold them to other parties using a counterfeit Company seal. The amount involved was approximately $0.15 million (RMB 1.16 million). The incident was revealed during a routine reconciliation of account receivables.  The Company reported the misappropriation to the police and the employee was arrested and criminal charges were brought against him. To date, the Company recovered approximately $0.05 million (cash of RMB 350,000 and goods valued at approximately RMB 30,000). The balance will be recouped on or before the end of 2008, pursuant to a financial guarantee and repayment agreement between the Company and the employee witnessed by officials at the Taian City Police Station.

Missile Engineering, which is controlled by Mr. Zu Ying Du, was one of the original equity holders in Shandong Taibang.  Pursuant to a joint venture agreement, among the original equity holders, Missile Engineering was obligated to make a capital contribution of approximately $2.6 million (RMB20 million) for a 25% interest in Shandong Taibang.   Missile Engineering made this contribution using funds borrowed from the Beijing Chen Da Technology Investment Company (“Beijing Chen Da”). In addition, Missile Engineering was obligated to contribute technical know-how to Shandong Taibang, for which it was obligated to obtain a certificate and license from the State within a stipulated period.  However, Missile Engineering failed to obtain the certificate and license and it also failed to repay Beijing Chen Da for its loan of the capital contribution amount.  In 2004, Beijing Chen Da sued Mr. Du for repayment of the loan and obtained a judgment against him.  As a result, Missile Engineering’s 25% equity interest in Shandong Taibang was transferred to Beijing Chen Da as consideration for the approximately $2.6 million loan.  On June 10, 2005, Beijing Chen Da sold its equity interests in Shandong Taibang to Up-Wing pursuant to a share transfer agreement, which became effective on September 2, 2005, upon approval by the Shandong Provincial Department of Foreign Trade and Economic Cooperation, or the Shandong COFTEC.  In March 2006, Up-Wing sold its equity interests in Shandong Taibang to Logic Express, our subsidiary.  In 2006, Missile Engineering, applied for arbitration before CIETAC, in accordance with the terms of the joint venture agreement, to challenge the effectiveness of the transfer of the shares he formerly owned in Shandong Taibang, however, later, Missile Engineering voluntarily withdrew this application.  Missile Engineering later applied to the Shandong COFTEC for administrative reconsideration of the equity transfer but his application was rejected.  In April 2007, Logic Express initiated an arbitration proceeding before the Shandong Taian Arbitration Committee, to recognize itself as the lawful shareholder of Shandong Taibang.  The Arbitration Committee’s decision was made on September 6, 2007 confirming that Logic Express has the legitimate ownership on the transfer of Shandong Taibang.  The decision of the Arbitration Committee was further confirmed by the intermediate court of Taian City, Shandong Province on December 20, 2007.  The Company believes that all necessary approvals and documentation were obtained at the time of transfer and have initiated legal action in China intending to restrain Missile Engineering from seeking to resolve its differences with the Company by means other than arbitration.

In December 2006, the Company brought separate legal action in Tai Shan District Court in Shandong Province against Mr. Du for defamation in connection with his tortuous comments regarding Shandong Taibang. The Company sought to enjoin Mr. Du from such conduct as well as damages of approximately $3,000.  The outcome of this matter is not expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

On February 5, 2007, Shandong Taibang received a summons from the District Court of Hong Qi District, Xin Xiang City, Henan Province, regarding an ongoing dispute with Hua Lan Biological Engineering Co Ltd., or Hua Lan, the plaintiff, pursuant to which Hua Lan alleges that Feng Lin, the principal of the Bobai Kangan Plasma Collection Co. Ltd., or Bobai, and Keliang Huang, his partner, established the Bobai Plasma Collection Station in Bobai County, Guangxi, using a permit for collecting and supplying human plasma in Bobai County, that was originally granted to Hua Lan by the government of the Guangxi region, without Hua Lan’s permission.  On January 18, 2007, Shandong Taibang had signed a letter of intent to acquire the assets of the Bobai Plasma Collection Station from Bobai.  However, on January 29, 2007, on Hua Lan’s motion, the District Court entered an order to freeze funds in the amount of approximately $386,100 (RMB 3,000,000) held by the defendants in the case, including approximately $65,750 (RMB 500,000) in funds held in Shandong Taibang’s bank account in Taian City, and Shandong Taibang was joined as a third party defendant. A hearing was held on June 25, 2007 and judgment was entered against the defendants. There was a $226,780 (RMB 1,700,000) financial judgment against three defendants jointly. The $65,750 (RMB 500,000) was released and the Company appealed the judgment to the high court.

See report of independent registered public accounting firm.

In November 2007, the high court affirmed the judgment against the three defendants and increased the amount of the award to approximately $405,954 (RMB3,000,000).  As a result, Shandong Taibang increased its loss contingency reserve during its fourth quarter of 2007 from approximately $75,593 (RMB566,667) to $133,400 (RMB1,000,000) to cover its share of the enforcement of this judgment. In such eventuality, it is unlikely that the planned acquisition of the assets of Bobai Plasma Collection Station would go forward.

In January 2008, Hua Lan Biological Engineering Co. Ltd. enforced the judgment granted by court of Xin Xiang City related to the law suit regarding acquisition of Bobai Plasma Collection Station, as described in the Legal Proceedings footnote above.  As a result, several of the Company’s bank accounts were frozen and the court has not given the order to release the bank accounts as of the date of this report. Approximately $507,270 (RMB 3,700,000) of Shandong Taibang’s fund were frozen in these banks as of the date of this report until this case is resolved. In addition, the Company filed a separate action against Hua Lan in Taian City to seek to recover any such losses and requested that the court preserve Hua Lan's property or freeze up to approximately $411,300 (RMB 3 million) of Hua Lan’s assets to secure the return of such funds. The intermediate court in Taian City has accepted the application on February 14, 2008 and the result has not yet finalized.

Note 10 – Stockholders’ equity

The Company implemented a reverse stock split at 1-for-2 reverse split to reduce the number of issued and outstanding shares of common stock to 750,227 immediately before issuing 18,484,715 shares of common stock to the stockholders of Logic Express on July 18, 2006.  The reverse stock split did not change the par value ($0.0001) of the common stock.

The Company entered into a securities purchase agreement with certain accredited investors and completed the sale of 2,200,000 shares of common stock on July 18, 2006.

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with reasonable out-of-pocket expenses incurred in connection with the offering. In addition, Lane Capital and its potential designee(s) received five-year non-callable warrants to purchase 214,000 shares of common stock at an exercise price of $2.8425 per share.

Warrant

Concurrent with the private placement, the Company issued 1,070,000 warrants with an exercise price of $2.8425 per share (“Investor Warrant”) to investors. The warrants have a 5-year term and shall be callable by the Company if the shares trade at 160% of the exercise price for 15 consecutive trading days after the registration statement has been effective for 45 days.

On July 28, 2006, the Company also issued 214,000 warrants with exercise price at $2.8425 (“Placement Agent Warrant”) to Lane Capital Markets, LLC, the placement agent.  These warrants have a 5-year term and were non-callable and vested upon grant.

The warrants are accounted for as equity under SFAS 133 and EITF 00-19.

See report of independent registered public accounting firm.

			Weighted	Average
	Warrants	Warrants	Exercise	Remaining
	Outstanding	Exercisable	Price	Contractual Life
December 31, 2005	-	-	-	-
Granted	1,284,000	1,284,000	$2.84	5.00
Forfeited	-	-	-	-
Exercised	-	-	-	-
December 31, 2006	1,284,000	1,284,000	$2.84	4.55
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
December 31, 2007	1,284,000	1,284,000	$2.84	3.55

Note 11 – Statutory reserves

In accordance with the “Law of the PRC on Joint Ventures Using Chinese and Foreign Investment” and the Company’s Articles of Association, appropriations from net profit should be made to the Reserve Fund and the Enterprise Expansion Fund, after offsetting accumulated losses from prior years, and before profit distributions to the investors. The percentages to be appropriated to the Reserve Fund, the Staff and Workers’ Bonus and Welfare Fund and the Enterprise Expansion Fund are determined by the Board of Directors of the Company.

Reserve fund

For the year ended December 31, 2007 and 2006, the Company transferred $1,156,748 and $759,099, respectively, to the surplus reserve fund. Amounts represent 10% of the net income determined in accordance with PRC accounting rules and regulations.  The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise expansion fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business.  For the year ended December 31, 2007 and 2006, the Company transferred $1,156,748 and $759,099, respectively, to the fund.  Amounts represent 10% of the net income determined in accordance with PRC accounting rules and regulations.

Note 12 – Retirement benefit plans

Regulations in PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees.  All permanent employees are entitled to an annual pension equal to their basic salaries at retirement.  The PRC government is responsible for the benefit liability to these retired employees.  The Company is required to make contributions to the state retirement plan at 20% of the monthly base salaries of the current employees.  For the years ended December 31, 2007 and 2006, the Company made pension contributions in the amount of $222,906 and $103,380, respectively.

See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit No.	Description
2

Share Exchange Agreement between China Biologic, Logic Express and the selling stockholders signatory thereto, dated as of July 18, 2006  (incorporated by reference to Exhibit 2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

3.1	Certificate of Incorporation of China Biologic (incorporated by reference to Exhibit 3.1 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
3.2	Bylaws of China Biologic (incorporated by reference to Exhibit 3.2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.1

Securities Purchase Agreement between China Biologic, Logic Express, Shandong Taibang, and the selling stockholders and investors signatory thereto, dated as of  July 18, 2006 (incorporated by reference to Exhibit 4.1 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.2

Registration Rights Agreement, between China Biologic and certain investors signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.3

Form of  Stockholder Warrant to purchase Common Stock, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.3 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.4	Lane Warrant, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.4 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.5

Share Escrow Agreement, between China Biologic, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.5 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.6

Escrow Agreement, between China Biologic, the Escrow Agent, and the selling stockholders signatory thereto, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.6 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.7

Amendment No. 1 to the Share Escrow Agreement, between China Biologic, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of February 16, 2007 (incorporated by reference to Exhibit 4.7 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.8

Amendment No. 2 to Share Escrow Agreement, between China Biologic, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of March 27, 2007 (incorporated by reference to Exhibit 4.8 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.9

Amendment No. 3 to Share Escrow Agreement, between China Biologic, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of April 2, 2007 (incorporated by reference to Exhibit 4.9 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.10

Amendment No. 4 to Share Escrow Agreement, between China Biologic, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of May 9, 2007 (incorporated by reference to Exhibit 4.10 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.11

Amendment No. 1 to Securities Purchase Agreement, between China Biologic, Logic Express, Shandong Taibang and the selling stockholders and investors signatory thereto, dated as of February 16, 2007 (incorporated by reference to Exhibit 4.11 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.12

Amendment No. 2 to Securities Purchase Agreement, between China Biologic, Logic Express, Shandong Taibang and the selling stockholders and investors signatory thereto, dated as of March 27, 2007 (incorporated by reference to Exhibit 4.12 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.13

Amendment No. 3 to Securities Purchase Agreement, between China Biologic, Logic Express, Shandong Taibang and the selling stockholders and investors signatory thereto, dated as of April 2, 2007 (incorporated by reference to Exhibit 4.13 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.14

Amendment No. 4 to Securities Purchase Agreement, between China Biologic, Logic Express, Shandong Taibang and the selling stockholders and investors signatory thereto, dated as of May 9, 2007 (incorporated by reference to Exhibit 4.14 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.15

Amendment No. 5 to Securities Purchase Agreement, between China Biologic and investors signatory thereto, dated as of August 20, 2007 (incorporated by reference to Exhibit 4.15 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.1

Group Secondment Agreement, dated October 28, 2002, between Shandong Taibang and the Shandong Institute (English Translation) (incorporated by reference to Exhibit 10.1 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.2

Amended and Restated Joint Venture Agreement, between Logic Express and the Shandong Institute, dated as of March 12, 2006 (English Translation) (incorporated by reference to Exhibit 10.2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.3

Letter of Intent for Equity Transfer, between Logic Express Limited and the Shandong Institute, dated as of June 10, 2006 (English Translation) (incorporated by reference to Exhibit 10.3 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.4

Raw Plasma Supply Agreement, between Shandong Taibang and Qihei Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.4 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.5

Raw Plasma Supply Agreement, between Shandong Taibang and the Xiajin Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.5 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.6

Raw Plasma Supply Agreement, between Shandong Taibang and the Zhangqiu Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.6 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.7

Employment Agreement, between China Biologic and Stanley Wong, dated as of March 8, 2007 (English Translation) (incorporated by reference to Exhibit 10.7 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.8	Form of Director’s Employment Agreement of China Biologic (incorporated by reference to Exhibit 10.8 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
10.9

Plasma Processing Agreement, between Shandong Taibang and Qi He An Tai Plasma Collection Co., Ltd., dated as of January 2, 1007 (English Translation) (incorporated by reference to Exhibit 10.9 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.10

Plasma Processing Agreement, between Shandong Taibang and the Xia Jin An Tai Plasma Collection Co., Ltd., dated as of January 2, 2007 (English Translation) (incorporated by reference to Exhibit 10.10 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.11

Plasma Processing Agreement, between Shandong Taibang and the Zhang Qiu An Tai Plasma Collection Co., Ltd., dated as of January 2, 2007 (English Translation) (incorporated by reference to Exhibit 10.11 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.12

Asset Purchase Agreement, between Zhang Qiu An Tai Plasma Collection Co., Ltd. and Zhang Qiu Plasma Collection Station, dated as of December 31, 2006 (English Translation) (incorporated by reference to Exhibit 10.12 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.13

Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of April 24, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.14

Asset Purchase Agreement, between Qi He An Tai Plasma Collection Co., Ltd. and Qi He County Plasma Collection Station, dated as of November 9, 2006 (English Translation) (incorporated by reference to Exhibit 10.14 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.15

Asset Purchase Agreement, between Xia Jin An Tai Plasma Collection Co., Ltd. and Xia Jin County Plasma Collection Station, dated as of October 20, 2006 (English Translation) (incorporated by reference to Exhibit 10.15 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.16

Asset Purchase Agreement, between Liao Cheng An Tai Plasma Collection Co., Ltd. and Yang Gu County Plasma Collection Station, dated as of November 3, 2006 (English Translation) (incorporated by reference to Exhibit 10.16 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.17

Trademark Licensing Agreement, dated as of February 27, 2007 (English Translation) (incorporated by reference to Exhibit 10.17 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.18

Loan Agreement, dated as of November 30, 2006, among  Shandong Taibang and the Shandong Institute and Logic Express (English Translation) (incorporated by reference to Exhibit 10.18 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.19

Supplementary Agreement, dated as of September 1, 2007, among  Shandong Taibang and the Shandong Institute and Logic Express (English Translation) (incorporated by reference to Exhibit 10.19 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.20

Form of Bank of Communications Loan Contract, among  Shandong Taibang and the Taian Branch of the Bank of Communications (English Translation) (incorporated by reference to Exhibit 10.20 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.21

Asset Purchase Agreement, between Fang Cheng Plasma Collection Co., Ltd. and Fang Cheng Plasma Company, dated as of April 30, 2007 (English Translation) (incorporated by reference to Exhibit 10.21 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.22

Asset Purchase Agreement, between He Ze An Tai Plasma Collection Co., Ltd and Yun Cheng County Plasma Collection Station, dated as of December 15, 2006 (English Translation) (incorporated by reference to Exhibit 10.22 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.23

Raw Plasma Supply Agreement, between Shandong Taibang and Liao Cheng Tiantan Plasma Collection Co. Ltd., dated as of November 1, 2007 (English Translation) (incorporated by reference to Exhibit 10.23 of the registration statement on Form SB-2/A, filed by the Company on December 28, 2007)

10.24*

Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of August 5, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

14*	Code of Ethics
21	Subsidiaries of China Biologic (incorporated by reference to Exhibit 21 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this Report