Form 10-Q
period 2008-03-31
China Biologic Products, Inc.
filed 2008-05-15
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-52807

CHINA BIOLOGIC PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2308816
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐       No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	21,434,942

Transitional Small Business Disclosure Format (check one):  Yes ☐       No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA BIOLOGIC PRODUCTS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

Index to Financial Statements

Page

CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
MARCH 31, 2008 AND 2007 (UNAUDITED)	3

Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3

Consolidated Statements of Income and Other Comprehensive Income for the Three Months Ended
March 31, 2008 and 2007	4

Consolidated Statements of Shareholders’ Equity	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	6

Notes to Consolidated Financial Statements	7

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

ASSETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash	$5,152,629	$5,010,033
Accounts receivable, net of allowance for doubtful accounts of $1,281,172
and $1,238,772 as of March 31, 2008 and December 31, 2007, respectively	1,311,347	316,869
Notes receivable	42,840	41,130
Other receivables	441,526	425,163
Other receivable- related party	300,948	290,307
Inventories	11,520,085	9,505,074
Prepayments and deferred expense	243,073	138,756
Total current assets	19,012,448	15,727,332

PLANT AND EQUIPMENT, net	17,072,037	15,434,124

OTHER ASSETS:
Prepayments-non-current	850,130	711,459
Long term prepayment – related party	537,928	516,456
Intangible assets, net	930,584	915,874
Total other assets	2,318,642	2,143,789

Total assets	$38,403,127	$33,305,245

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,471,482	$2,677,587
Short term loans - bank	-	685,500
Short term loan – minority shareholder	752,720	722,674
Other payables and accrued liabilities	1,353,242	1,200,068
Other payable - land use right	317,896	305,571
Dividend payable	915,762	506,626
Customer deposits	1,362,936	398,794
Taxes payable	1,291,653	384,788
Total current liabilities	8,465,691	6,881,608

COMMITMENT AND CONTINGENCIES	40,030	142,120

MINORITY INTEREST	4,110,623	3,885,892

SHAREHOLDERS' EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 21,434,942
shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	2,143	2,143
Paid-in-capital	9,388,305	9,388,305
Statutory reserves	4,866,031	4,513,077
Retained earnings	7,798,152	5,883,306
Accumulated other comprehensive income	3,732,152	2,608,794
Total shareholders' equity	25,786,783	22,395,625

Total liabilities and shareholders' equity	$38,403,127	$33,305,245

The accompanying notes are an integral part of these statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007

REVENUES	$7,849,007	$7,677,852

COST OF SALES	1,948,898	3,261,376

GROSS PROFIT	5,900,109	4,416,476

OPERATING EXPENSES
Selling expenses	494,529	497,613
General and administrative expenses	1,584,128	938,598
Research and development expenses	183,782	149,907
TOTAL OPERATING EXPENSES	2,262,439	1,586,118

INCOME FROM OPERATIONS	3,637,670	2,830,358

OTHER EXPENSES
Finance expense	22,973	44,645
Other expense	412	7,665
TOTAL OTHER EXPENSES	23,385	52,310

INCOME BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST	3,614,285	2,778,048

PROVISION FOR INCOME TAXES	740,482	450,110

NET INCOME BEFORE MINORITY INTEREST	2,873,803	2,327,938

LESS MINORITY INTEREST	606,003	429,095

NET INCOME	2,267,800	1,898,843

FOREIGN CURRENCY TRANSLATION GAIN	1,123,358	92,773

OTHER COMPREHENSIVE INCOME	$3,391,158	$1,991,616

BASIC EARNINGS PER SHARE
Weighted average number of shares	21,434,942	21,434,942
Earnings per share	$0.11	$0.09

DILUTED EARNINGS PER SHARE
Weighted average number of shares	21,964,168	21,434,942
Earnings per share	$0.10	$0.09

The accompanying notes are an integral part of these statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock			Retained earnings		Accumulated
			Additional			other
		Par	Paid-in	Statutory		comprehensive
	Shares	value	capital	reserves	Unrestricted	income	Totals

BALANCE, December 31, 2006	21,434,942	$ 2,143	$ 9,388,305	$ 2,199,580	$ 17,427	$ 1,118,385	$ 12,725,840

Net income					1,898,843	-	1,898,843
Adjustment to statutory reserve				248,895	(248,895)
Foreign currency translation adjustments						92,773	92,773

BALANCE, March 31, 2007 (Unaudited)	21,434,942	$ 2,143	$ 9,388,305	$ 2,448,475	$ 1,667,375	$ 1,211,158	$ 14,717,456

Net income					6,280,533		6,280,533
Adjustment to statutory reserve				2,064,602	(2,064,602)
Foreign currency translation adjustments						1,397,636	1,397,636

BALANCE, December 31, 2007	21,434,942	$ 2,143	$ 9,388,305	$ 4,513,077	$ 5,883,306	$ 2,608,794	$ 22,395,625

Net income					2,267,800	-	2,267,800
Adjustment to statutory reserve				352,954	(352,954)
Foreign currency translation adjustments						1,123,358	1,123,358

BALANCE, March 31, 2008 (Unaudited)	21,434,942	$ 2,143	$ 9,388,305	$ 4,866,031	$ 7,798,152	$ 3,732,152	$ 25,786,783

The accompanying notes are an integral part of these statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,267,800	$1,898,843
Adjustments to reconcile net income to cash
provided by operating activities:
Minority Interest	606,003	429,095
Depreciation	274,361	162,022
Amortization	26,157	10,859
Loss on disposal of equipment	166	-
Allowance for doubtful accounts	-	58,437
Change in operating assets and liabilities:
Accounts receivable	(960,482)	(517,358)
Notes receivable	-	(433,843)
Other receivables	1,285	(494,298)
Other receivables – shareholders	1,398	(604,391)
Inventories	(1,585,462)	(498,242)
Prepayments and deferred expenses	(96,457)	44,701
Accounts payable	(310,692)	145,858
Other payables and accrued liabilities	101,089	651,234
Customer deposits	927,456	-
Taxes payable	871,964	382,165
Contingent liability	(105,707)	-
Net cash provided by operating activities	2,018,879	1,235,082

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(1,249,620)	(1,151,674)
Additions to construction in progress	-	(151,066)
Additions to intangible assets	(3,285)	-
Advances on building, equipment and intangible assets purchases	(106,777)	(560,523)
Net cash used in investing activities	(1,359,682)	(1,863,263)

CASH FLOWS FINANCING ACTIVITIES:
Proceeds from short term loan – bank	-	1,290,100
Payments on short term loan – bank	(698,850)	-
Payments on long term debt	-	(129,010)
Dividends paid to minority shareholders	-	(479,608)
Net cash (used in) provided by financing activities	(698,850)	681,482

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	182,249	9,890

INCREASE IN CASH	142,596	63,191

CASH, beginning of period	5,010,033	4,268,220

CASH, end of period	$5,152,629	$4,331,411

The accompanying notes are an integral part of these statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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

Acquisition of assets from plasma stations

In the second half of 2006, Shandong Taibang, through its wholly owned plasma companies, entered into an asset transfer agreement with the Shandong Provincial government to acquire certain assets of five plasma stations in Shandong Province for a total consideration of approximately $2,607,356 (RMB 19.3 million).  The operating licenses of the plasma companies were effective as of January 1, 2007.

In January 2007, Shandong Taibang, through its wholly and 80% owned plasma companies, entered into letters of intent to acquire certain assets of two plasma stations in Guangxi Province for a total consideration of approximately $761,781 (RMB 5.6 million). These two acquisitions were subsequently completed in the middle of 2007.

The consideration for the foregoing acquisitions was determined based on independent valuation performed by qualified valuation experts recognized in the PRC listed on the following table:

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

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

Establishment of distribution company

In September 2006, Shandong Taibang applied to establish a wholly owned subsidiary “Shandong Missile Medical Co., Ltd.” (“Shandong Medical”) with a registered capital of $384,600, which was fully paid on March 1, 2007. A distribution license for biological products, except for vaccine, was obtained from the Shandong Food and Drug Authority on February 7, 2007, for a licensing period of 5 years from the date of obtaining the license. The registration of Shandong Medical was ultimately approved by the Shandong Provincial Department of Foreign Trade and Economic Cooperation on July 4, 2007 and Shandong Medical was formally registered on July 19, 2007. Shandong Medical’s scope of business is the wholesale of biological products, excluding vaccines, with a license period of 25 years from the date of registration. As of March 31, 2008, Shandong Medical had commenced limited operations.

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
March 31, 2008
(Unaudited)

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company transactions and balances have been eliminated in the consolidation.

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2007 report filed on Form 10-K

Foreign currency translation

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and amounted to $3,732,153 and $2,608,794 as of March 31, 2008 and December 31, 2007, respectively.  The consolidated balance sheet amounts, with the exception of equity at March 31, 2008 and December 31, 2007, were translated at RMB7.00 to $1.00 and RMB7.29 to $1.00, respectively.  The equity accounts were stated at their historical rate.  The average translation rates applied to consolidated statements of income and cash flow statement amount for the three months ended March 31, 2008 and 2007 were RMB7.15, and RMB7.75, respectively.

Revenue recognition

The Company recognizes revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which are generally considered to be met upon delivery and acceptance of products at the customer site.  We do not accept any product returns and based on our records, the returns are immaterial.  Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT).  All products produced by the Company and sold in the PRC are subject to a Chinese value-added tax at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government. Products distributed by Shandong Medical are subjected to a 17% value-added tax.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $7,248 and $26,533, for the three months ended March 31, 2008 and 2007, respectively.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

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

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157, Fair Value Measurements, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivable, current payables and short-term loans qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

  Level 1   inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

  Level 2   inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

  Level 3   inputs to the valuation methodology are unobservable and significant to the fair value.

The Company did not identify any other assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

Concentration of risk

The Company's operations are carried out in the PRC and are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.  The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and Hong Kong. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in state-owned banks at March 31, 2008 and December 31, 2007 amounted to $4,906,682 and $4,814,991, respectively, of which no deposits are covered by insurance.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s major product, human albumin: - 20%/10ml, 20%/25ml and 20%/50ml, accounted for 58.1% and 79.0% of total revenues, for the three months ended March 31, 2008 and 2007, respectively.  If the market demands for human albumin cannot be sustained in the future or if the price of human albumin decreases, it would adversely affect the Company’s operating results.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

All of the Company’s customers are located in the PRC.  As of March 31, 2008 and 2007, the Company had no significant concentration of credit risk, except for the amounts due from related parties. There were no customers that individually comprised 10% or more of the revenue or gross trade accounts receivable at March 31, 2008 and 2007 or 10% or more of revenue in the years presented.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

The Company’s top three vendors comprised 10.9% and 9.4% of the Company’s purchases for the three months ended March 31, 2008 and 2007. Accounts payable to these vendors amounted $169,590 and $97,005 as of March 31, 2008 and 2007, respectively.

Accounts receivable

The Company’s business operations are conducted in the PRC.  During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  Known bad debts are written off against allowance for doubtful accounts when identified.  Trade accounts receivable at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Trade accounts receivable	$2,592,519	$1,555,641
Less: Allowance for doubtful accounts	(1,281,172)	(1,238,772)
Totals	$1,311,347	$316,869

The activity in the allowance for doubtful accounts for trade accounts receivable for the three months ended March 31, 2008 and the year ended December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007
	(Unaudited)
Beginning allowance for doubtful accounts	$1,238,772	$1,131,209
Additional charged to bad debt expense	(8,909)	221,813
Write-off charged against the allowance	-	(188,891)
Foreign currency translation adjustment	51,309	74,641
Ending allowance for doubtful accounts	$1,281,172	$$1,238,772

Inventories

Inventories are stated at the lower of cost or market using the weighted average basis and consist of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(Unaudited)
Raw materials	$2,835,843	$3,841,595
Work-in-process	6,556,317	4,068,389
Finished goods	2,127,925	1,595,090
Total	$11,520,085	$9,505,074

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.  As of March 31, 2008 and December 31, 2007, the Company has determined that no reserve is necessary.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. Depreciation expense for the three months ended March 31, 2008 and 2007 amounted to $274,361 and $162,022 respectively.

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

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of March 31, 2008, there were no impairments of its long-lived assets.

Plant and equipment consist of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008 (Unaudited)	December 31, 2007
Buildings and improvements	$4,991,837	$4,525,589
Machinery and equipment	9,361,880	8,201,720
Furniture, fixtures, and office equipment	904,462	768,197
Total depreciable assets	15,258,179	13,495,506
Accumulated depreciation	(2,196,991)	(1,840,197)
	13,061,188	11,655,309
Construction in progress	4,010,850	3,778,815
Plant and equipment, net	$17,072,038	$15,434,124

Interest expense of $0 and $14,173 was capitalized into construction in progress for the three months ended March 31, 2008 and 2007, respectively.

Intangible assets

Intangible assets are stated at cost (estimated fair value upon contribution or acquisition), less accumulated amortization and impairment.  Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets as follows:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Intangible assets	Estimated useful lives
Land use rights	50 years
Permits and licenses	5-10 years
Blood donor network	10 years

Given the environment in which the Company currently operates, it is reasonably possible that the estimated economic useful lives of these assets or, the Company’s estimate, that it will recover their carrying amounts from future operations could change in the future.

All land in the PRC is owned by the government and cannot be sold. However, the government grants “land use rights”.  The Company has the right to use various parcels of land for 50 years.  The Company amortizes the cost of the land use rights over their useful life using the straight-line method.

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

Intangible assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying value has become impaired.  The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations.  The Company also re-evaluates the years of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of March 31, 2008, the Company expects these assets to be fully recoverable.

Total amortization expense for the periods ended March 31, 2008 and 2007 amounted to $26,157 and $10,859, respectively.

Intangible assets consisted of the following:

	March 31, 2008 (Unaudited)	December 31, 2007
Land use rights	$927,787	$819,937
Permits and licenses	379,348	326,983
Blood donor network	2,285	5,621
Software	37,019	28,892
Totals	1,346,439	1,181,433
Accumulated amortization	(415,855)	(265,559)
Intangible assets, net	$930,584	$915,874

Revenues

The Company’s revenues are primarily derived from the manufacture and sale of human blood products.  The Company’s revenues by significant types of product for the three months ended March 31, 2008 and 2007 are as follows:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

	2008 (Unaudited)	2007 (Unaudited)
Human Albumin – 20%/10ml, 20%/25ml and 20%/50ml	$4,556,503	$6,069,062
Human Hepatitis B Immunoglobulin	224,475	311,694
Human Immunoglobulin for Intravenous Injection	1,655,292	114,877
Human Rabies Immunoglobulin	1,203,267	846,860
Human Tetanus Immunoglobulin	111,552	283,257
Others	97,918	52,102
Totals	$7,849,007	$7,677,852

Research and Development Costs

Research and development costs are expensed as incurred.

Retirement and Other Post retirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to the statement of operations as and when the related employee service is provided.

Product Liabilities

The Company’s products are covered by product liabilities insurance of approximately $2,856,000 (RMB 20,000,000).  For the three months ended March 31, 2008 and 2007, no claim on the insurance policy was filed.

Government Grants

Our subsidiary, Shandong Taibang, is entitled to receive grants from the PRC municipal government due to its operation in the high and new technology business sector. For the three months ended March 31, 2008 and for the year ended December 31, 2007, Shandong Taibang received non-refundable grants of $0 and $257,415, respectively, from the PRC municipal government. Grants received from the PRC municipal government can be used for enterprise development and technology innovation purposes.  These government grant received during the 2007 period was recognized in the statement of operations of the Company as an offset to Research and Development expenses as they were earmarked or as a reduction of cost of the assets acquired.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes.  Since the Company had no operations within the United States there is no provision for US taxes and there are no deferred tax amounts at March 31, 2008 and December 31, 2007 In July, 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return.  FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.  FIN 48 became effective at the beginning of 2007 and had no impact on the Company’s consolidated financial statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

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

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax rate applicable to the Company is 6% of the gross sales price. Products distributed by Shandong Medical are subjected to a 17% value-added tax. No credit is available for VAT paid on the purchases.

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  The Company has adopted FSP EITF 07-3 and expensed the research and development as incurred.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications have no effect on net income or cash flows.

Note 3 - Supplemental disclosure of cash flow information

Income taxes paid for the three months ended March 31, 2008 and 2007, amounted to $0 and $149,863 respectively.

Interest paid (net of capitalized interest) for the three months ended March 31, 2008 and 2007 amounted to $18,416 and $54,659 respectively.

Note 4 – Related party transactions

The material related party transactions undertaken by the Company with related parties during the years are presented as follows:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Amount Due from	Purpose	March 31, 2008 (Unaudited)	December 31, 2007
Minority shareholder of subsidiary (1)	Advances	$300,948	$290,307
Minority shareholder of subsidiary (2)	Prepayment for assets	537,928	516,456

Amount Due to	Purpose	March 31, 2008 (Unaudited)	December 31, 2007
Minority shareholder of subsidiary (3)	Loan	$752,720	$722,674

(1) The Company advanced $300,948 in cash to a minority shareholder of one of the Company’s plasma companies as of March 31, 2008 as short term advance. The advance was unsecured, non-interest bearing and is expected to be repaid either in the form of cash or services in business expansion in the region.

(2) The Company prepaid to the minority shareholder of one of the plasma companies for the amount of $537,928 as of March 31, 2008.  The prepayment is for the purpose of acquiring certain assets.

(3) As of March 31, 2008 and December 31, 2007, the Company has borrowed an aggregate amount of $752,720 and $722,674, respectively, from its minority shareholder, Shandong Institute, for working capital purposes. The Company is required to repay the loan in cash, at an annual interest rate of 6%.

Note 5 – Prepayments

Prepayments and deferred expense represent partial payments for deposits on raw material purchases and prepayment for future expenses and amounted to $243,073 and $138,756 as of March 31, 2008 and December 31, 2007, respectively.

Prepayments – non-current represent partial payments or deposits on plant and equipment purchases and amounted to $850,130 and $771,460 as of March 31, 2008 and December 31, 2007, respectively.

Note 6 – Debt

Other payables and accruals

Other payables and accruals at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008 (Unaudited)	December 31, 2007
Other payables	$395,501	$664,195
Accruals for salaries and welfare	366,766	184,942
Accruals for RTO expenses	377,967	245,658
Accruals for late filing penalty	-	-
Accruals for selling expenses	209,448	104,753
Others	3,560	520
Total	$1,353,242	$1,200,068

Short term loans

Short term loans represent renewable loans due to various banks which are normally due within one year.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

The Company’s short term bank loans as of March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008 (Unaudited)	December 31, 2007
Bank loans, secured by buildings and land use rights (Note (a))	$-	$685,500
Bank loans, unsecured	-
Totals	$-	$685,500

The short-term bank loans bear an interest of 6.12% as of December 31, 2007.

(a) The loans are secured by buildings and land use rights with carrying values as follows:

	March 31, 2008 (Unaudited)	December 31, 2007
Buildings	$-	$1,369,831
Land use rights	-	387,989
Totals	$-	$1,757,820

Other payable - land use rights

In July 2003, Shandong Taibang obtained certain land use rights from the PRC municipal government. Shandong Taibang is required to make payments totaling approximately $19,827 (RMB 138,848) per year to the local state-owned entity, for the 50-year life of the rights or until Shandong Biologic Institute completes its privatization process. The Company recorded “land use rights” equal to “other payable – land use rights” totaling $317,896 and $305,571 as of March 31, 2008 and December 31, 2007, respectively, determined using present value of annual payments over 50 years.

Note 7 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares outstanding during the period.  In accordance with SFAS No. 128 “Earnings Per Share”, basic net income per share available is computed by dividing net income by the number of shares outstanding as if the shares issued in the reverse merger as described in Note 1 had occurred at the beginning of the earliest period presented and such shares had been outstanding for all periods..

	March 31, 2008 (Unaudited)	March 31, 2007 (Unaudited)

Net income for earnings per share	$2,267,800	$1,898,843

Weighted average shares used in basic computation	21,434,942	21,434,942
Diluted effect of warrants	529,226	-
Weighted average shares used in diluted computation	21,964,168	21,434,942

Earnings per share:
Basic	$0.11	$0.09
Diluted	$0.10	$0.09

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

At March 31, 2008, all outstanding warrants were included in the calculation of diluted earnings per share.

At March 31, 2007, 1,284,000 warrants were excluded from the calculation because of their antidilutive nature.

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

Starting from January 1, 2008, Shandong Taibang will be subject to 25% income tax rate according to the newly issued Income Tax Laws of PRC. According to the PRC’s central government policy, certain new technology or high technology companies will continue to enjoy preferential tax treatment of 15%, instead of 25%.  Shandong Taibang is in the process of applying to the local tax authority for this concessionary tax treatment.

The local government granted the Company tax exemption for purchases of locally manufactured equipment for the fiscal years ended December 31, 2003 through 2007.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2008 and 2007:

	2008	2007
U.S. Statutory rates	35.0%	35.0%
Foreign Income	(35.0)	(35.0)
China Tax rates	25.0	33.0
China income tax exemption	-	(18.0)
Effective income tax rates	25.0%	15.0%

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

The estimated tax savings due to the tax exemption for the three months ending March 31, 2008, and 2007 amounted to $0 and $502,947, respectively.  The net effect on earnings per share if the income tax had been applied would decrease the basic earnings per share for the three months ended March 31, 2007, from $0 to $0.07, respectively.

Value Added Tax

VAT on sales amounted to $493,150 and $298,164 for the three months ended March 31, 2008 and 2007, respectively. Sales are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	March 31, 2008 (Unaudited)	December 31, 2007
VAT tax payable	$241,759	$168,369
Income tax payable (credit)	950,829	187,924
Others miscellaneous tax payable	99,065	28,495
Totals	$1,291,653	$384,788

Note 9 – Commitments and Contingent liabilities

Capital and lease commitments

Capital commitments outstanding as of March 31, 2008 were as follows:

	Less than one year	1-3 years	3-5 years	More than 5 years
Property and equipment, not yet received	$593,189	$-	$-	$-
Rent	51,342	102,684	102,684	395,417
Total	$644,531	$102,684	$102,684	$395,417

Contingencies

In the normal course of business, the Company is exposed to claims related to the manufacture and use of the Company’s products, but currently the Company is not aware of any such claim.

Legal Proceedings

In July 2006, one of our sales employees misappropriated our goods and resold them to other parties using a counterfeit Company seal. The amount involved was approximately $0.15 million (RMB1.16 million). The incident was revealed during a routine reconciliation of account receivables.  The Company reported the misappropriation to the police and the employee was arrested and criminal charges were brought against him. To date, the Company recovered approximately $0.05 million (cash of RMB 350,000 and goods valued at approximately RMB30,000). The balance will be recouped on or before the end of 2008, pursuant to a financial guarantee and repayment agreement between the Company and the employee, witnessed by officials at the Taian City Police Station.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Missile Engineering, which is controlled by Mr. Zu Ying Du, was one of the original equity holders in Shandong Taibang.  Pursuant to a joint venture agreement, among the original equity holders, Missile Engineering was obligated to make a capital contribution of approximately $2.6 million (RMB 20 million) for a 25% interest in Shandong Taibang.   Missile Engineering made this contribution using funds borrowed from the Beijing Chen Da Technology Investment Company (Beijing Chen Da).  In addition, Missile Engineering was obligated to contribute technical know-how to Shandong Taibang, for which it was obligated to obtain a certificate and license from the State within a stipulated period.  However, Missile Engineering failed to obtain the certificate and license and it also failed to repay Beijing Chen Da for its loan of the capital contribution amount.  In 2004, Beijing Chen Da sued Mr. Du for repayment of the loan and obtained a judgment against him.  As a result, Missile Engineering’s 25% equity interest in Shandong Taibang was transferred to Beijing Chen Da as consideration for the $2.6 million loan.  On June 10, 2005, Beijing Chen Da sold its equity interests in Shandong Taibang to Up-Wing pursuant to a share transfer agreement, which became effective on September 2, 2005, upon approval by the Shandong Provincial Department of Foreign Trade and Economic Cooperation, or the Shandong COFTEC.  In March 2006, Up-Wing sold its equity interests in Shandong Taibang to Logic Express, our subsidiary.  In 2006, Missile Engineering, applied for arbitration before CIETAC, in accordance with the terms of the joint venture agreement, to challenge the effectiveness of the transfer of the shares he formerly owned in Shandong Taibang, however, later, Missile Engineering voluntarily withdrew this application.  Missile Engineering later applied to the Shandong COFTEC for administrative reconsideration of the equity transfer but his application was rejected.  Thereafter, Missile Engineering commenced an administrative proceeding against the Shandong COFTEC alleging that it wrongfully approved the equity transfer.  This administrative proceeding is still pending.  In April 2007, Logic Express initiated an arbitration proceeding before the Shandong Taian Arbitration Committee, to recognize itself as the lawful shareholder of Shandong Taibang.  The Arbitration Committee’s decision was made on September 6, 2007 confirming that Logic Express has the legitimate ownership on the transfer of Shandong Taibang.  The decision of the Arbitration Committee was further confirmed by intermediate court of Taian City, Shandon Province on December 20, 2007.    The Company believes that all necessary approvals and documentation were obtained at the time of transfer and have initiated legal action in China intending to restrain Missile Engineering from seeking to resolve its differences with the Company by means other than arbitration.

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

On February 5, 2007, Shandong Taibang received a summons from the District Court of Hong Qi District, Xin Xiang City, Henan Province, regarding an ongoing dispute with Hua Lan Biological Engineering Co Ltd., or Hua Lan, the plaintiff, pursuant to which Hua Lan alleges that Feng Lin, the principal of the Bobai Kangan Plasma Collection Co. Ltd., or Bobai, and Keliang Huang, his partner, established the Bobai Plasma Collection Station in Bobai County, Guangxi, using a permit for collecting and supplying human plasma in Bobai County, that was originally granted to Hua Lan by the government of the Guangxi region, without Hua Lan’s permission.  On January 18, 2007, Shandong Taibang had signed a letter of intent to acquire the assets of the Bobai Plasma Collection Station from Bobai.  However, on January 29, 2007, on Hua Lan’s motion, the District Court entered an order to freeze funds in the amount of approximately $386,100 (RMB 3,000,000) held by the defendants in the case, including approximately $65,750 (RMB 500,000) in funds held in Shandong Taibang’s bank account in Taian City, and Shandong Taibang was joined as a third party defendant. A hearing was held on June 25, 2007 and judgment was entered against the defendants. There was a $226,780 (RMB 1,700,000) financial judgment against three defendants jointly. The $65,750 (RMB500,000) was released and the company appealed the judgment to the high court.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

In November 2007, the high court affirmed the judgment against the three defendants and increased the amount of the award to approximately $405,954 (RMB 3,000,000).  As a result, Shandong Taibang increased its loss contingency reserve during its fourth quarter of 2007 from approximately $75,593 (RMB 566,667) to $133,400 (RMB 1,000,000) to cover its share of the enforcement of this judgment.  In such eventuality, it is unlikely that the planned acquisition of the assets of Bobai Plasma Collection Station would go forward.

In January 2008, Hua Lan Biological Engineering Co. Ltd. enforced the judgment granted by court of Xin Xiang City related to the law suit regarding acquisition of Bobai Plasma Collection Station, as described above.  As a result, several of the Company’s bank accounts were frozen and the court has not given the order to release the bank accounts as of the date of this report. Approximately $507,270 (RMB 3,700,000) of Shandong Taibang’s funds were frozen in these banks as of the date of this report and are expected stay unavailable until this case is resolved.  In addition, the Company filed a separate action against Hua Lan in Taian City to seek to recover any such losses and requested that the court preserve Hua Lan's property or freeze up to approximately $411,300 (RMB 3 million) of Hua Lan’s assets to secure the return of such funds. The intermediate court in Taian City accepted the application on February 14, 2008 but the result has not yet finalized.

Note 10 – Stockholders’ equity

The Company implemented a reverse stock split at 1-for-2 reverse split to reduce the number of issued and outstanding shares of common stock to 750,227 immediately before issuing 18,484,715 shares of common stock to the stockholders of Logic Express on July 18, 2006.  The reverse stock split did not change the par value of the common stock.

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

Warrants

The warrants are accounted for as equity under SFAS 133 and EITF 00-19.  The warrant activity is as follows:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
December 31, 2006	1,284,000	1,284,000	$2.84	4.55
Granted
Forfeited
Exercised
March 31, 2007	1,284,000	1,284,000	$2.84	4.30
Granted
Forfeited
Exercised
December 31, 2007	1,284,000	1,284,000	$2.84	3.55
Granted
Forfeited
Exercised
March 31, 2008	1,284,000	1,284,000	$2.84	3.30

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

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

Reserve fund

For the three months ended March 31, 2008 and 2007, the Company transferred $176,477 and $124,448, respectively, to the surplus reserve fund. Amounts represent 10% of the net income determined in accordance with PRC accounting rules and regulations.  The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise expansion fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business.  For the year three months ended March 31, 2008 and 2007, the Company transferred $176,477 and $124,448, respectively, to the fund.  Amounts represent 10% of the net income determined in accordance with PRC accounting rules and regulations.

Note 12 – Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees.  All permanent employees are entitled to an annual pension equal to their basic salaries at retirement.  The PRC government is responsible for the benefit liability to these retired employees.  The Company is required to make contributions to the state retirement plan at 20% of the monthly base salaries of the current employees.  For the three months ended March 31, 2008 and 2007, the Company made pension contributions in the amount of $54,591 and $41,364, respectively.

Note 13 – Subsequent event

On May 9, 2008, the Company granted options to purchase an aggregate of 937,500 shares of the Company’s common stock under the 2008 Plan to certain directors and employees, pursuant to stock option agreements between the Company and each of these directors or employees.  This amount includes options to purchase 50,000 shares of the Company’s common stock granted to Mr. Stanley Wong, in connection with the Consulting Agreement, options to purchase 75,000 shares granted to Mr. Y. Tristan Kuo, in connection with the Kuo Employment Agreement and options to purchase 115,000 shares granted to Mr. Chao Ming Zhao, in connection with the Zhao Employment Agreement.  This amount also includes options to purchase an aggregate of 150,000 shares granted to directors, Ms. Siu Ling Chan, Ms. Li Ling Li and Mr. Guang Li Pang.  The options have an exercise price of at $4.00 per share, will vest immediately vest and will expire on May 9, 2018.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management.  When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements.  These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

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

Overview of our Business

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

Overview of Business Operations in the First Fiscal Quarter of 2008

During the first quarter ended March 31, 2008, our revenues were derived primarily from the sale of our approved human albumin and immunoglobulin products.  Our revenues increased 2.2%, or $171,155 to $7,849,007 during the fiscal quarter ended March 31, 2008, compared to revenues of $7,677,852 for the same period in 2007.  Our approved human albumin products accounted for $4,556,503 or 58.1% of our revenues during the first fiscal quarter of 2008.

We will continue to meet challenges and secure our market position by enhancing our existing products, introducing new products to meet customer demand, delivering quality products to our customers in a timely manner and maintaining our established industry reputation.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenues and key components of our revenue for the periods indicated in dollars.

For the Three Months Ended March 31, 2008 Compared to the Three Months ended March 31, 2007 (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)	% Increase (% Decrease)
Item	2008	2007
Revenue	$7,849,007	$7,677,852	$171,155	2.2%
Cost of Revenue	1,948,898	3,261,376	(1,312,478)	(40.2%)
Gross Profit	5,900,109	4,416,476	1,483,633	33.6%
Gross Profit as a percentage of revenue	75.2%	57.5%	17.7%
Operating Expenses	2,262,439	1,586,118	676,321	42.6%
Other expense	23,385	52,310	(28,925)	(55.3%)
Provision for Taxes	740,482	450,110	290,372	64.5%
Net income before minority interests	$2,873,803	$2,327,938	$545,865	23.4%

Revenues.  Our revenues are derived primarily from the sales of human albumin and various types of immunoglobulin. Our revenues increased 2.2%, or $171,155, to $7,849,007 during the three months ended March 31, 2008, compared to revenues of $7,677,852 for the three months ended March 31, 2007.  The increase in revenues during the first quarter of 2008 is primarily attributable to a general increase in prices of plasma based products together with foreign exchange translation benefits.  All of our products experienced a price increase of approximately 78.4%, weighted average, period to period, which was offset by a decrease in the sales volume of three of our products, especially human albumin.  Foreign exchange translation accounted for a 7.8% increase in revenues, period to period, which was offset by a decline in revenues in RMB terms of 5.6%, as compared to the same period in 2007. Our revenues declined in RMB terms, as a result of decreases in sales volume for three of our products. The decrease in sales of these products during the first quarter of 2008, as compared to the similar period of 2007, is primarily due to a decrease in finished products available for sale occasioned by the suspension during the fourth quarter of 2007 of our production for 70 days for maintenance and the building of a new production line. In addition, the approval process for plasma based products continues to be prolonged as the PRC government has tightened its blood inspection process.  Moreover, commencing December 2007, three more of the Company’s products were subjected to the PRC approval process.  As a result, the Company’s inventory was increased while the finished goods available for sale was reduced, resulting in lower revenue, in RMB terms, as compared to the same period in 2007.

Cost of Revenues.  For the three months ended March 31, 2008, our cost of revenues decreased to $1,948,898, from $3,261,376 for the three months ended March 31, 2007, a 40.2% decline.  As a percentage of revenues, our cost of revenues was 24.8% for the three months ended March 31, 2008, as compared to the 42.5% for the three months ended March 31, 2007. The decrease in cost of revenue is primarily due to decrease of sales volume.

Gross Profit.   For the three months ended March 31, 2008 and 2007, our gross profit was $5,900,109 and $4,416,476, respectively, an increase of $1,483,633, or 33.6%.  Gross profit as a percentage of revenues was 75.2% and 57.5% for the three months ended March 31, 2008 and 2007, respectively.  The 17.7% increase in gross profit as a percentage of sales is primarily due to the Company’s ability to increase the sales of products with higher margins, as the Company’s unit costs remain relatively stable.

Operating Expenses.  Our total operating expenses for the three months ended March 31, 2008 increased $676,321, or 42.6%, to $2,262,439, from $1,586,118 for the same period in 2007.  As a percentage of sales revenue, our total expenses increased to 28.8% as a percentage of revenue for the three months ended March 31, 2008 from 20.7% for the same period in 2007. Increase of operating expense was mainly due to the increase in general and administrative expenses and slight increase in research and development expenses as explained below.

Selling Expenses.  Our selling expenses for the three months ended March 31, 2008 and 2007 were $494,529 and $497,613 for the three months ended March 31, 2008 and 2007, respectively.  As a percentage of revenues, the selling expenses for the first quarters ended March 31, 2008 and 2007 were 6.3% and 6.5%, respectively.

General and Administrative Expenses.   For the three months ended March 31, 2008 and 2007, our general and administrative expenses were $1,584,128 and $938,598, respectively.  The $645,530, or 68.8%, increase in administrative expenses is mainly attributable to increase in personnel cost, auditing and legal fees. There were also increased investor relation activities for raising the profile of the Company in the United States. As a percentage of revenues, general and administrative expenses for the three months ended March 31, 2008 and 2007 were 20.2% and 12.2%, respectively.

Research and Development Expenses.  For the three months ended March 31, 2008 and 2007, our research and development expenses were at $183,782 and $149,907, respectively, an increase of $33,875, or 22.6%. As a percentage of revenues, research and development expenses for the three months ended March 31, 2008 and 2007 were 2.3% and 2.0%, respectively.

Income before Taxes and Minority Interest.   Income before income taxes and minority interest for the three months ended March 31, 2008 and 2007 was $3,614,285 and $2,778,048, respectively, an increase of $836,237, or 30.1%.  Income before taxes and minority interest as a percentage of revenues was 46.0% and 36.2% for the three months ended March 31, 2008 and 2007, respectively.  Our income before income taxes and minority interest increased despite the modest increase in revenues and material increased operating expenses quarter to quarter, as a result of the higher gross profit of our products.  Our focus during the quarter on sales of higher margin products resulted in the decline of cost of revenues.

Provision for Income Taxes.   Our provision for income taxes was $740,482 and $450,110 for the three months ended March 31, 2008 and 2007, respectively, an increase of $290,372, or 64.5%. The increase of the provision for income taxes is due to the increase in net profit for the first quarter of 2008 and the commencement of China’s new unified income tax rate of 25% commencing January 1, 2008.  The Company provisioned its income tax for the first quarter of 2008 at the new PRC corporate income tax rate of 25%, as compared with the 15% preferential tax rate that the Company enjoyed during the fiscal year 2007.  The Company is in the process of applying for its new or high technology status to be considered for the favorable tax rate of 15%.  In the first quarter of 2008, we received a $334,582 tax rebate for capital expenditure on acquiring locally produced equipment. As a result, we recorded a net increase of $290,372 in tax provision for the quarter ended March 31, 2008.

Net Income.   As a result of the higher sale prices for our products, an increase in gross margin and foreign exchange translation, net income increased by $368,957, or 19.4%, to $2,267,800 for the three months ended March 31, 2008, from $1,898,843 for the same period in 2007.

Liquidity and Capital Resources

Cash Flow and Working Capital

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our shareholders.  We had no bank loans outstanding as of March 31, 2008. Our total banking facility available to us as of March 31, 2008 is RMB40 million, approximately $5.6 million..

As of March 31, 2008 and December 31, 2007, we had approximately $5.2 million and $5.0 million, respectively, in cash and cash equivalents, primarily consisting of cash on hand and demand deposits.

Cash Flows

For the Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31 (unaudited)
US Dollars	2008	2007

Net Cash provided by Operating activities	$2,018,879	$1,235,082

Net Cash used in Investing activities	(1,359,682)	(1,863,263)

Net Cash (used)/provided in Financing activities	(698,850)	681,482

Effects of Exchange Rate Change in Cash	182,249	9,890

Net Increase in Cash and Cash Equivalents	142,596	63,191

Cash and Cash Equivalent at beginning of Period	5,010,033	4,268,220

Cash and Cash Equivalent at end of period	5,152,629	4,331,411

Operating Activities

For the three months ended March 31, 2008, net cash provided by our operating activities was $2,018,879, which is an increase of $783,797, or 63.5%, from $1,235,082 in net cash provided by operating activities for the same period in 2007. Our increase in cash provided in operations during the three months ended March 31, 2008 was mainly due to a strong demand for our products and the increase in tax payable. The favorable market condition and persistent shortage of plasma-based products resulted in an increase of customer prepayments for our products with an amount of $927,456. The company has adopted new P.R.C tax rule that requires tax provision based on a rate of 25% comparable with 15% in the same period last year.

Overall, we believe that our cash flow from our operating activities and the existing credit facilities available to us should be adequate to sustain our operations at our current levels through the next twelve months.

Investing Activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment.  For the three months ended March 31, 2008 and 2007, we used $1,359,682 and $1,863,263, respectively. Most of capital has been disbursed to the activities in connection with building the new production line that is expected to be finished in the middle of fiscal year 2008.

Financing Activities

Net cash used in financing activities for the three-month period ended March 31, 2008 totaled $698,850, as compared to $681,482 provided by financing activities in the same period of 2007.  The increase of the cash used for financing activities was mainly attributable to repayment of bank loans in the first quarter of 2008.

Loan Facilities

With the bank credit facilities that are available to the Company and other financing activities, we expect that cash on hand, funds generated from our operations and funds generated from companies that we may acquire in the future will be sufficient to satisfy our current and future commitments for at least the next twelve months.  We do not believe that we have any significant short term liquidity problems.  We plan to complete our production capacity in mid 2008, with a total investment of approximately $4 million.  We believe that we currently have sufficient cash on hand and other resources to satisfy the remaining capital requirements for this production line.  In addition, we have an approximately USD$5.6 million bank facility that we can draw down in the event that unforeseen liquidity requirements arise.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The policies, that in the belief of management are critical and require the use of judgment in their application, are disclosed on our Form 10K for the year ended December 31, 2007.  Since December 31, 2007, there have been no material changes to our critical accounting policies, except with respect to our recent accounting pronouncements set forth below.

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial statements.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations.  This pattern may change, however, as a result of new market opportunities or new product introductions.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We have capital commitments of $1,245,316 outstanding for purchase of equipment and rent as at March 31, 2008.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, our management carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Stanley Wong and our Chief Financial Officer, Mr. Chao Ming Zhao, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Management conducted its evaluation of disclosure controls and procedures and determined that as of March 31, 2008, and as of the date of this Report, our disclosure controls and procedures were not effective for the reasons discussed below.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified significant deficiencies in U.S. GAAP expertise, internal audit functions and the absence of Audit Committee, as of that date. The current staff in the accounting department of the subsidiaries is relatively new to the U.S. GAAP and internal control procedures and requires additional training. The significant deficiency in internal audit function is due to the Company’s lacking of qualified resources to perform internal audit functions.

In view of the foregoing weaknesses and deficiencies, we have taken measures and plan to continue to take measures to remediate these deficiencies as soon as practicable including the following measures:

(i) in late 2007, we engaged a senior financial executive from the U.S., who has extensive experience in internal control and US GAAP reporting compliance, to take charge of the financial reporting process and training of the accounting staff. In addition, during the first quarter of 2008, we recruited an experienced accounting manager from the U.S. to strengthen the Company’s financial reporting and internal control functions.

(ii) we have launched a search for suitable candidates to serve as our independent directors and to serve on an audit committee and other standing committees in the near future. We expect to establish these committees by mid-2008.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Our management does not believe that this significant deficiency is a material weakness or that it had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended December 31, 2007 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In January 2008, Hua Lan Biological Engineering Co. Ltd. enforced the judgment granted by court of Xin Xiang City related to the law suit regarding acquisition of Bobai Plasma Collection Station, as described in the Legal Proceedings footnote above.  As a result, several of the Company’s bank accounts were frozen and the court has not given the order to release the bank accounts as of the date of this report. Approximately $739,961 (RMB 5,181,800) of Shandong Taibang’s funds were frozen in these banks and approximately $108,000 (RMB 756,298) was withdraw by the Court as of the date of this report. In addition, the Company filed a separate action against Hua Lan in Taian City to seek to recover any such losses and requested that the court preserve Hua Lan's property or freeze up to approximately $411,300 (RMB 3 million) of Hua Lan’s assets to secure the return of such funds. The intermediate court in Taian City has accepted the application on February 14, 2008 and the result has not yet finalized.

To our knowledge, no director, officer or affiliate of ours, and no owner of record or beneficial owner of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is our adverse party or has a material interest in our operation in reference to pending litigation.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.     UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended March 31, 2008.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the quarter ending March 31, 2008 that was not reported in a current report on Form 8-K.

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

CHINA BIOLOGIC PRODUCTS, INC.

Dated: May 15, 2008	/s/ Stanley Wong
Stanley Wong
Chief Executive officer

Dated: May 15, 2008	/s/ Chao Ming Zhao
Chao Ming Zhao
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.