Form 10-Q
period 2008-06-30
China Biologic Products, Inc.
filed 2008-08-14
CIK 1369868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐              Accelerated filer ☐              Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐         No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of August 9, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	21,434,942

Transitional Small Business Disclosure Format (check one): Yes ☐         No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA BIOLOGIC PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

A S S E T S
	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash	$8,775,242	$5,010,033
Accounts receivable, net of allowance for doubtful accounts of $1,202,838
and $1,238,772 as of June 30, 2008 and December 31, 2007, respectively	939,406	316,869
Notes receivable	68,142	41,130
Other receivables	659,799	425,163
Other receivable- related party	307,481	290,307
Inventories	12,759,906	9,505,074
Prepayments and deferred expense	395,949	138,756
Total current assets	23,905,925	15,727,332

PLANT AND EQUIPMENT, net	18,132,745	15,434,124

OTHER ASSETS:
Advances on equipment purchases	791,014	711,459
Long term prepayment - related party	549,605	516,456
Intangible assets, net	929,738	915,874
Total other assets	2,270,357	2,143,789

Total assets	$44,309,027	$33,305,245

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$2,546,739	$2,677,587
Short term loans - bank	-	685,500
Short term loan - minority shareholder	769,060	722,674
Other payables and accrued liabilities	1,980,188	1,200,068
Other payable - land use right	324,411	305,571
Dividend payable	643,842	506,626
Customer deposits	696,966	398,794
Taxes payable	2,604,880	384,788
Total current liabilities	9,566,086	6,881,608

COMMITMENT AND CONTINGENCIES	40,899	142,120

MINORITY INTEREST	4,870,150	3,885,892

SHAREHOLDERS' EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 21,434,942
shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	2,143	2,143
Paid-in-capital	10,651,493	9,388,305
Statutory reserves	5,334,520	4,513,077
Retained earnings	9,363,817	5,883,306
Accumulated other comprehensive income	4,479,919	2,608,794
Total shareholders' equity	29,831,892	22,395,625

Total liabilities and shareholders' equity	$44,309,027	$33,305,245

The accompanying notes are an integral part of these statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

REVENUES	$11,925,842	$8,826,059	$19,774,849	$16,503,911

COST OF SALES	3,638,128	2,750,972	5,587,026	6,012,348

GROSS PROFIT	8,287,714	6,075,087	14,187,823	10,491,563

OPERATING EXPENSES
Selling expenses	510,565	204,855	1,005,094	702,468
General and administrative expenses	1,266,592	757,016	2,858,666	1,708,341
Research and development expenses	279,833	71,728	463,615	221,635
Compensation expense	1,263,188		1,263,188
TOTAL OPERATING EXPENSES	3,320,178	1,033,599	5,590,563	2,632,444

INCOME FROM OPERATIONS	4,967,536	5,041,488	8,597,260	7,859,119

OTHER EXPENSES
Interest income	(19,601)	(4,386)	(30,490)	(17,113)
Interest expense	18,755	18,692	44,672	63,337
Other income	(364)	(23)	(567)	(4,093)
Other expense	52,405	15,400	53,019	27,135
TOTAL OTHER EXPENSES	51,195	29,683	66,634	69,266

INCOME BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST	4,916,341	5,011,805	8,530,626	7,789,853

PROVISION FOR INCOME TAXES	2,123,843	848,852	2,864,325	1,298,962

NET INCOME BEFORE MINORITY INTEREST	2,792,498	4,162,953	5,666,301	6,490,891

LESS MINORITY INTEREST	758,344	719,453	1,364,347	1,148,548

NET INCOME	2,034,154	3,443,500	4,301,954	5,342,343

FOREIGN CURRENCY TRANSLATION GAIN	747,767	370,319	1,871,125	463,092

OTHER COMPREHENSIVE INCOME	$2,781,921	$3,813,819	$6,173,079	$5,805,435

BASIC EARNINGS PER SHARE
Weighted average number of shares	21,434,942	21,434,942	21,434,942	21,434,942
Earnings per share	$0.09	$0.16	$0.20	$0.25

DILUTED EARNINGS PER SHARE
Weighted average number of shares	21,664,429	21,434,942	21,808,852	21,434,942
Earnings per share	$0.09	$0.16	$0.20	$0.25

The accompanying notes are an integral part of these statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional Paid-in capital	Retained earnings		Accumulated other comprehensive income	Totals
	Shares	Par value		Statutory reserves	Unrestricted

BALANCE, December 31, 2006	21,434,942	$2,143	$9,388,305	$2,199,580	$17,427	$1,118,385	$12,725,840

Net income					5,342,343	-	5,342,343
Adjustment to statutory reserve				1,324,226	(1,324,226)
Foreign currency translation adjustments						463,092	463,092

BALANCE, June 30, 2007 (Unaudited)	21,434,942	$2,143	$9,388,305	$3,523,806	$4,035,544	$1,581,477	$18,531,275

Net income					2,837,033		2,837,033
Adjustment to statutory reserve				989,271	(989,271)
Foreign currency translation adjustments						1,027,317	1,027,317

BALANCE, December 31, 2007	21,434,942	$2,143	$9,388,305	$4,513,077	$5,883,306	$2,608,794	$22,395,625

Option issued			1,263,188			-	1,263,188
Net income					4,301,954	-	4,301,954
Adjustment to statutory reserve				821,443	(821,443)		-
Foreign currency translation adjustments						1,871,125	1,871,125

BALANCE, June 30, 2008 (Unaudited)	21,434,942	$2,143	$10,651,493	$5,334,520	$9,363,817	$4,479,919	$29,831,892

The accompanying notes are an integral part of these statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,301,954	$5,342,343
Adjustments to reconcile net income to cash
provided by operating activities:
Recovery of bad debt previously reserved	(107,583)	-
Minority Interest	1,364,347	1,148,548
Depreciation	579,754	417,406
Amortization	53,192	23,686
Loss on disposal of equipment	1,900	4,064
Stock-based compensation	1,263,188	-
Change in operating assets and liabilities:
Accounts receivable	(477,858)	458,758
Notes receivable	(23,694)	57,721
Other receivables	(201,576)	(1,317,291)
Other receivables – shareholders	1,419	(146,149)
Inventories	(2,571,137)	(989,274)
Prepayments and deferred expenses	(241,377)	187,928
Accounts payable	(294,290)	36,733
Other payables and accrued liabilities	683,527	298,787
Other payable – land use right	(752)	-
Customer deposits	264,990	1,239,099
Taxes payable	2,134,302	547,273
Contingent liability	(107,273)	-
Net cash provided by operating activities	6,623,033	7,309,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(2,245,627)	(3,830,236)
Additions to construction in progress	-	9,393
Additions to intangible assets	(9,517)	(46,213)
Proceeds from sale of equipment	3,546	-
Advances on building, equipment and intangible assets purchases	(32,945)	(5,672)
Net cash used in investing activities	(2,284,543)	(3,872,728)

CASH FLOWS FINANCING ACTIVITIES:
Restricted cash	-	(65,750)
Proceeds from short term loans – bank	-	1,297,100
Payments on short term loans – bank	(709,200)	(2,511,400)
Proceeds from employee loans	-	752,750
Payments on long term debt	-	(194,565)
Dividends paid to minority shareholders	(283,680)	(476,597)
Net cash (used in) provided by financing activities	(992,880)	(1,198,462)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	419,599	41,654

INCREASE IN CASH	3,765,209	2,280,096

CASH, beginning of period	5,010,033	4,268,220

CASH, end of period	$8,775,242	$6,548,316

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$850,605	$743,113
Interest paid (net of capitalized interest)	$29,901	$55,714

The accompanying notes are an integral part of these statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

Note 1 – Organization background and principal activities

Principal Activities and Reorganization

China Biologic Products, Inc. (the “Company”) was originally incorporated in 1992 under the laws of the state of Texas as Shepherd Food Equipment, Inc. On July 18, 2006, the Company entered into a Share Exchange Agreement with Logic Express Ltd (“Logic Express”) and its stockholders. Upon the closing of the Share Exchange Agreement on July 19, 2006, Logic Express became a wholly-owned subsidiary of the Company

Logic Express was incorporated on January 6, 2006, in the British Virgin Islands.  Logic Express was established for the purpose of acquiring an 82.76% majority equity interest in Shandong Missile Biological Products Co., Ltd., which it acquired on April 17, 2006 and changed its name to Shandong Taibang Biological Products Co., Ltd. (“Shandong Taibang”) on February 27, 2007. As a result of the acquisition, Shandong Taibang became the Company's indirect subsidiary.

The Company through its direct and indirect subsidiaries is principally engaged in the research, development, commercialization, manufacture and sale of human blood products to customers in the People's Republic of China (the “PRC”).

Acquisition of assets from plasma stations

In the second half of 2006, Shandong Taibang, through its wholly owned plasma companies, entered into an asset transfer agreement with the Shandong Provincial government to acquire certain assets of five plasma stations in Shandong Province for a total consideration of approximately $2,607,356 (approximately RMB 19.3 million).  The operating licenses of the plasma companies were effective as of January 1, 2007.

In January 2007, Shandong Taibang, through its 100% and 80% owned plasma companies, entered into letters of intent to acquire certain assets of two plasma stations in Guangxi Province for a total consideration of approximately $761,781 (approximately RMB 5.6 million).

The net assets of the foregoing plasma companies are included in the Company's consolidated financial statements.  All sales from the plasma companies are inter-company sales and are eliminated in the Company's consolidated financial statements.  As the Company only acquired certain assets from the plasma stations, these acquisitions are not considered business combinations pursuant to SFAS 141 or under Regulation S-B Item 310(d).

Establishment of distribution company

In September 2006, Shandong Taibang applied to establish a wholly owned subsidiary “Shandong Missile Medical Co., Ltd.” (“Shandong Medical”) with a registered capital of $384,600. A distribution license for biological products, except for vaccines, was obtained from the Shandong Food and Drug Authority on February 7, 2007, for a licensing period of 5 years from the date of obtaining the license. The registration of Shandong Medical was ultimately approved by the Shandong Provincial Department of Foreign Trade and Economic Cooperation on July 4, 2007 and Shandong Medical was formally registered on July 19, 2007. Shandong Medical's scope of business is the wholesale of biological products, excluding vaccines, with a business license period of 25 years from the date of registration.

Note 2 – Summary of significant accounting policies

The reporting entity

The Company's consolidated financial statements of reflect the activities of the parent and the following subsidiaries.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

Subsidiaries	Incorporated in	Percentage Ownership
Logic Express Ltd.	British Virgin Islands	100.00%
Shandong Taibang Biologic Products., Ltd	PRC	82.76%
Xia Jin Plasma Company	PRC	82.76%
He Ze Plasma Company	PRC	82.76%
Yang Gu Plasma Company	PRC	82.76%
Zhang Qiu Plasma Company	PRC	82.76%
Qi He Plasma Company	PRC	82.76%
Huan Jiang Plasma Company	PRC	82.76%
Fang Cheng Plasma Company	PRC	66.21%
Shandong Missile Medical Company	PRC	82.76%

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All material inter-company transactions and balances have been eliminated in the consolidation.

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-K.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, management estimates potential losses on outstanding receivables. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent.  Actual results could differ from these estimates.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company's principal operating subsidiaries established in the PRC use their local currency, Renminbi (“RMB”), as their functional currency.  Results of operations and cash flows are translated at average exchange rates during the period. Because cash flows are translated at average translation rates for the period, amounts reported on the cash flow statement will not necessarily agree with changes in the corresponding amounts on the balance sheet. Assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $4,479,919 and $2,608,794 as of June 30, 2008 and December 31, 2007, respectively.  The consolidated balance sheet amounts, with the exception of equity at June 30, 2008 and December 31, 2007, were translated at RMB6.85 to $1.00 and RMB7.29 to $1.00, respectively.  The equity accounts were stated at their historical rate.  The average translation rates applied to consolidated statements of income and cash flow for the six months ended June 30, 2008 and 2007 were RMB7.05 and RMB7.71, respectively.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

Revenue recognition

The Company recognizes revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which are generally considered to be met upon delivery and acceptance of products at the customer site.  We do not accept any product returns and based on our records, the returns are immaterial.  Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”).  All products produced by the Company and sold in the PRC are subject to a Chinese VAT at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government. Products distributed by Shandong Medical are subjected to a 17% VAT.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $14,108 and $30,411 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, costs totaled $21,536 and $56,944, respectively.

Financial instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and loans to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables, including short term loans, qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

•

Level 1:  inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2:  inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•

Level 3:   inputs to the valuation methodology are unobservable and significant to the fair value.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and Hong Kong. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in state-owned banks at June 30, 2008 and December 31, 2007 amounted to $8,727,636 and $4,814,991, respectively, none of which are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company's major product, human albumin: - 20%/10ml, 20%/25ml and 20%/50ml, accounted for 57.5% and 68.3% of total revenues, for the three months ended June 30, 2008 and 2007, respectively, and 57.7% and 73.3% of total revenues, for the six months ended June 30, 2008 and 2007, respectively.  If the market demands for human albumin cannot be sustained in the future or if the price of human albumin decreases, it would adversely affect the Company's operating results.

All of the Company's customers are located in the PRC.  As of June 30, 2008 and 2007, the Company had no significant concentration of credit risk, except for the amounts due from related parties. There were no customers that individually comprised 10% or more of the revenue or gross trade accounts receivable at June 30, 2008 and 2007 or 10% or more of revenue in the years presented.  The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

The Company's top three vendors comprised 51.8% and 50.8% of the Company's purchases for the three months ended June 30, 2008 and 2007. The Company's top three vendors comprised 40.6% and 26.3% of the Company's purchases for the six months ended June 30, 2008 and 2007. Accounts payable to these vendors amounted $156,623 and $264,079 as of June 30, 2008 and 2007, respectively.

Accounts receivable

The Company's business operations are conducted in the PRC.  During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  Known bad debts are written off against allowance for doubtful accounts when identified.  Trade accounts receivable at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Trade accounts receivable	$2,142,244	$1,555,641
Less: Allowance for doubtful accounts	(1,202,838)	(1,238,772)
Total	$939,406	$316,869

The activity in the allowance for doubtful accounts for trade accounts receivable for the six months ended June 30, 2008 and the year ended December 31, 2007 is as follows:

	June 30, 2008 (Unaudited)	December 31, 2007
Beginning allowance for doubtful accounts	$1,238,772	$1,131,209
Additional charged to bad debt expense	-	221,813
Recovery of amount previously reserved	(107,583)	-
Write-off charged against the allowance	-	(188,891)
Foreign currency translation adjustment	71,649	74,641
Ending allowance for doubtful accounts	$1,202,838	$$1,238,772

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

Inventories

Inventories are stated at the lower of cost or market using the weighted average basis and consist of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008 (Unaudited)	December 31, 2007
Raw materials	$2,249,964	$3,841,595
Work-in-process	6,773,073	4,068,389
Finished goods	3,736,869	1,595,090
Total	$12,759,906	$9,505,074

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.  As of June 30, 2008 and December 31, 2007, the Company has determined that no reserve is necessary.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. Depreciation expense for the three months ended June 30, 2008 and 2007 amounted to $305,189 and $255,384 respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 amounted to $579,754 and $417,406, respectively.

Estimated useful lives of the assets are as follows at June 30, 2008 and December 31, 2007:

	Estimated Useful Life
Buildings and improvement	30	years
Machinery and equipment	10	years
Furniture, fixtures and office equipment	5-10	years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company's plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Maintenance, repairs and minor renewals are charged directly to expenses as incurred.  Major additions and betterment to property and equipment are capitalized.

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of June 30, 2008, there were no impairments of its long-lived assets.

Plant and equipment consist of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Buildings and improvements	$5,160,912	$4,525,589
Machinery and equipment	10,081,680	8,201,720
Furniture, fixtures, and office equipment	1,041,947	768,197
Total depreciable assets	16,284,539	13,495,506
Accumulated depreciation	(2,554,325)	(1,840,197)
	13,730,214	11,655,309
Construction in progress	4,402,531	3,778,815
Plant and equipment, net	$18,132,745	$15,434,124

Interest expense of $0 and $14,173 was capitalized into construction in progress for the three months ended June 30, 2008 and 2007, respectively. Interest expense of $0 and $22,936 was capitalized into construction in progress for the six months ended June 30, 2008 and 2007, respectively.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

Given the environment in which the Company currently operates, it is reasonably possible that the estimated economic useful lives of these assets or, the Company's estimate, that it will recover their carrying amount from future operations.

All land in the PRC is owned by the government; however, the government grants “land use rights.”  The Company has obtained rights to use various parcels of land for 50 years.  The Company amortizes the cost of the land use rights over their useful life using the straight-line method.

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

Intangible assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying value has become impaired.  The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations.  The Company also re-evaluates the years of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of June 30, 2008, the Company expects these assets to be fully recoverable.

Total amortization expense for the three months ended June 30, 2008 and 2007 amounted to $27,035 and $12,827, respectively. Amortization expense for the six months ended June 30, 2008 and 2007 amounted to $53,192 and $23,686, respectively.

Intangible assets consisted of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Land use rights	$840,973	$819,937
Permits and licenses	387,583	326,983
Blood donor network	2,334	5,621
Software	44,184	28,892
Totals	1,275,074	1,181,433
Accumulated amortization	(345,336)	(265,559)
Intangible assets, net	$929,738	$915,874

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

Revenues

The Company's revenues are primarily derived from the manufacture and sale of human blood products.  The Company's revenues by significant types of product for the three months and six months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2008	2007	2008	2007
Human Albumin – 20%/10ml, 20%/25ml and 20%/50ml	$6,888,417	$6,028,239	$11,413,320	$12,097,301
Human Hepatitis B Immunoglobulin	1,379,582	268,860	1,587,537	721,703
Human Immunoglobulin for Intravenous Injection	2,071,618	649,059	3,721,627	763,936
Human Rabies Immunoglobulin	428,468	1,711,686	1,643,392	2,417,397
Human Tetanus Immunoglobulin	1,025,079	154,260	1,137,328	437,517
Others	132,678	13,955	271,645	66,057
Totals	$11,925,842	$8,826,059	$19,774,849	$16,503,911

Research and development costs

Research and development costs are expensed as incurred.

Retirement and other post retirement benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to the statement of operations as and when the related employee service is provided.

Product liability

The Company's products are covered by product liability insurance of approximately $2,918,000 (approximately RMB 20,000,000).  For the six months ended June 30, 2008 and 2007, no claim on the insurance policy was filed.

Government grants

The Company's subsidiary, Shandong Taibang, is entitled to receive grants from the PRC municipal government due to its operation in the high- and new technology business sector.  For the six months ended June 30, 2008 and for the year ended December 31, 2007, Shandong Taibang received non-refundable grants of $0 and $257,415, respectively, from the PRC municipal government.  Grants received from the PRC municipal government can be used for enterprise development and technology innovation purposes.  These government grant received during the 2007 period was recognized in the statement of operations of the Company as an offset to Research and Development expenses as they were earmarked or as a reduction of cost of the assets acquired.

Income taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes.  Since the Company had no operations within the United States there is no provision for US taxes and there are no deferred tax amounts at June 30, 2008 and December 31, 2007. In July, 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return.  FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.  FIN 48 became effective at the beginning of 2007 and had no impact on the Company's consolidated financial statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

Value added tax

Enterprises or individuals, who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a VAT in accordance with Chinese laws. The VAT rate applicable to the Company is 6% of the gross sales price. Products distributed by Shandong Medical are subjected to a 17% VAT. No credit is available for VAT paid on purchases.

Stock-based compensation

The Company accounts and reports stock-based compensation pursuant to SFAS No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123R”), which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, SFAS No. 141(R), “Business Combinations” was issued (“SFAS 141R”) in replacement of SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). Effective on January 1, 2009, SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is in the process of evaluating the impact of adoption of this statement on the results of operations, financial position or cash flows.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). The Company is currently evaluating the impact of adoption of EITF No. 07-5 on the Company's consolidated financial statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

Note 3 – Related party transactions

The material related party transactions undertaken by the Company with related parties during the years are presented as follows:

Amount Due from	Purpose	June 30, 2008 (Unaudited)	December 31, 2007
Minority shareholder of subsidiary (1)	Advances	$307,481	$290,307
Minority shareholder of subsidiary (2)	Prepayment for assets	549,605	516,456

Amount Due to	Purpose	June 30, 2008 (Unaudited)	December 31, 2007
Minority shareholder of subsidiary (3)	Loan	$769,060	$722,674

(1) The Company advanced $307,481 in cash to a minority shareholder of one of the Company's plasma companies as of June 30, 2008 as short term advance. The advance was unsecured, non-interest bearing and is expected to be repaid either in the form of cash or services in business expansion in the region by January 2009.

(2) The Company prepaid $549,605 to a minority shareholder of one of the plasma companies as of June 30, 2008.  The prepayment is for the purpose of acquiring certain assets. Assets are expected to be received by January 2009.

(3) As of June 30, 2008 and December 31, 2007, the Company borrowed an aggregate of $769,060 and $722,674, respectively, from its minority shareholder, Shandong Institute, for working capital purposes. The Company is required to repay the loan in cash due by August 2009, with an annual interest rate of 6%.

Note 4 – Prepayments and deferred expense

Prepayments and deferred expense represent partial payments for deposits on raw material purchases and prepayment for insurance expenses and amounted to $395,949 and $138,756 as of June 30, 2008 and December 31, 2007, respectively.

Prepayments – non-current represent partial payments or deposits on plant and equipment purchases and amounted to $791,014 and $711,459 as of June 30, 2008 and December 31, 2007, respectively.

Note 5 – Debt

Short term loans

Short term loans represent renewable loans due to various banks which are normally due within one year.

The Company's short term bank loans as of June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Bank loans, secured by buildings and land use rights, due on February 25, 2008	$-	$685,500
Totals	$-	$685,500

The short-term bank loans bear an interest of 6.12% as of December 31, 2007.

The loan balance as of December 31, 2007 was secured by buildings and land use rights with carrying values as follows:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

	June 30, 2008 (Unaudited)	December 31, 2007
Buildings	$-	$1,369,831
Land use rights	-	387,989
Totals	$-	$1,757,820

Other payables and accruals

Other payables and accruals consist of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Other payables	$710,412	$664,195
Accruals for salaries and welfare	375,584	184,942
Accruals for RTO expenses	261,885	245,658
Accruals for selling expenses	632,307	104,753
Others	-	520
Total	$1,980,188	$1,200,068

Other payable - land use rights

In July 2003, Shandong Taibang obtained certain land use rights from the PRC municipal government. Shandong Taibang is required to make payments totaling approximately $20,258 (approximately RMB 138,848) per year to the local state-owned entity, for the 50-year life of the rights or until Shandong Biologic Institute completes its privatization process. The Company recorded “land use rights” equal to “other payable – land use rights” totaling $324,411 and $305,571 as of June 30, 2008 and December 31, 2007, respectively, determined using present value of annual payments over 50 years.

Note 6 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares outstanding during the period. In accordance with SFAS No. 128 “Earnings Per Share,” basic net income per share available is computed by dividing net income by the number of shares outstanding.

For the three months ended June 30,

	June 30, 2008 (Unaudited)	June 30, 2007 (Unaudited)

Net income for earnings per share	$2,034,154	$3,443,500

Weighted average shares used in basic computation	21,434,942	21,434,942
Diluted effect of warrants and options	229,487	-
Weighted average shares used in diluted computation	21,664,429	21,434,942

Earnings per share:
Basic	$0.09	$0.16
Diluted	$0.09	$0.16

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

For the three months ended June 30, 2008, 937,500 options were excluded from the calculation because of their antidilutive nature.

For the three months ended June 30, 2007, 1,284,000 warrants were excluded from the calculation because of their antidilutive nature.

For the six months ended June 30,

	June 30, 2008 (Unaudited)	June 30, 2007 (Unaudited)

Net income for earnings per share	$4,301,954	$5,342,343

Weighted average shares used in basic computation	21,434,942	21,434,942
Diluted effect of warrants and options	373,910	-
Weighted average shares used in diluted computation	21,808,852	21,434,942

Earnings per share:
Basic	$0.20	$0.25
Diluted	$0.20	$0.25

For the six months ended June 30, 2008, all outstanding warrants and options were included in the calculation of diluted earnings per share.

For the six months ended June 30, 2007, 1,284,000 warrants were excluded from the calculation because of their antidilutive nature.

Note 7 – Income taxes

The Company is governed by the Income Tax Law of the People's Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws).  Under the Income Tax Laws, foreign investment enterprises (FIE) generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply.  Upon approval by the PRC tax authorities, FIEs scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% exemption for the next three years.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

The Company's subsidiary, Shandong Taibang, was established before March 16, 2007 and therefore is qualified to continue enjoying the reduced tax rate as described above.

Starting from January 1, 2008, Shandong Taibang became subject to 25% income tax rate according to the newly issued Income Tax Laws of PRC. According to PRC's central government policy, certain new technology or high technology companies will enjoy preferential tax treatment of 15%, instead of 25%.  Shandong Taibang is in the process of applying to the local tax authority for this concessionary tax treatment.

The local government granted the Company tax exemption for purchases of locally manufactured equipment for the fiscal years ended December 31, 2003 through 2007.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months and six months ended June 30, 2008 and 2007:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
U.S. Statutory rates	35.0%	35.0%	35.0%	35.0%
Foreign Income	(35.0)	(35.0)	(35.0)	(35.0)
China Tax rates	25.0	33.0	25.0	33.0
China income tax exemption	-	(18.0)	-	(18.0)
Effective income tax rates	25.0%	15.0%	25.0%	15.0%

The estimated tax savings due to the tax exemption for the six months ending June 30, 2008 and 2007 amounted to $0 and $659,336, respectively.  The net effect on earnings per share if the income tax had been applied would decrease the basic earnings per share for the six months ended June 30, 2008, from $0 to $0.07, respectively.

Value added tax

VAT on sales amounted to $795,489 and $773,815 for the three months ended June 30, 2008 and 2007, respectively. VAT on sales amounted to $1,288,639 and $1,071,979 for the six months ended June 30, 2008 and 2007, respectively. Sales are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
VAT tax payable	$287,474	$168,369
Income tax payable	2,270,629	187,924
Others miscellaneous tax payable	46,777	28,495
Totals	$2,604,880	$384,788

Note 8 – Commitments and contingent liabilities

Capital and lease commitments

Capital commitments outstanding as of June 30, 2008 were as follows:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

	Less than one year		1-3 years		3-5 years		More than 5 years
Property and equipment, not yet received	$744,160	$		$		$
Rent	10,145		20,291		20,291		242,429
Total	$754,305		$20,291		$20,291		$242,429

Contingencies

In the normal course of business, the Company is exposed to claims related to the manufacture and use of the Company's products, but currently the Company is not aware of any such claim.

Legal proceedings

Misuse of Company Seal

In July 2006, one of the Company's sales employees misappropriated goods and resold them to other parties using a counterfeit Company seal. The amount involved was approximately $0.15 million (RMB1.16 million). The incident was revealed during a routine reconciliation of account receivables.  The Company reported the misappropriation to the police and the employee was arrested and criminal charges were brought against him. To date, the Company recovered approximately $0.05 million (cash of RMB 350,000 and goods valued at approximately RMB30,000). The balance will be recouped on or before the end of 2008, pursuant to a financial guarantee and repayment agreement between the Company and the employee, witnessed by officials at the Taian City Police Station.

Transfer of Equity Interests

Mr. Zu Ying Du was one of the original equity holders in the Company's operating subsidiary, Shandong Taibang.  Pursuant to a joint venture agreement, among the original equity holders, Mr. Du was obligated to make a capital contribution of RMB 20 million (or approximately $2.6 million) for a 25% interest in Shandong Taibang.   Mr. Du made this contribution using funds borrowed from the Beijing Chen Da Technology Investment Company (“Beijing Chen Da”).  However, Mr. Du failed to repay Beijing Chen Da for its loan of the capital contribution amount.  In 2004, Beijing Chen Da sued Mr. Du for repayment of the loan and obtained a judgment against him.  Subsequently, Beijing Chen Da entered into an equity transfer agreement with Mr. Du's agent, pursuant to which Mr. Du's 25% equity interest in Shandong Taibang was transferred to Beijing Chen Da as repayment of the $2.6 million debt.  On June 10, 2005, Beijing Chen Da sold its equity interests in Shandong Taibang to Up-Wing pursuant to a share transfer agreement, which became effective on September 2, 2005, upon approval by the Shandong Provincial Department of Foreign Trade and Economic Cooperation, or the Shandong COFTEC.  In March 2006, Up-Wing sold its equity interests in Shandong Taibang to Logic Express, the Company's subsidiary.  In addition, Missile Engineering, another original equity holder wholly controlled by Mr. Du, was obligated to contribute RMB 32.8 million (or approximately $4.2 million) for a 41% interest in Shandong Taibang by means of cash, equipment and technical know-how. It was obligated to obtain a certificate and license of its technical know-how from the State within a stipulated period in order to be recognized as valid capital contribution.  Otherwise, a cash payment was required. The technical know-how was valued as RMB26.4 million (or approximately $3.4 million).  However, Missile Engineering failed to obtain the certificate and license within the stipulated period.  Pursuant to a stockholders resolution on September 26, 2004, Missile Engineering agreed to sell its 41% interest in Shandong Taibang to Up-Wing and Up-Wing agreed to take up the obligation of Missile Engineering to pay the RMB26.4 million in Cash.

Mr. Du and Missile Engineering subsequently challenged the validity of the 25% equity transfer agreement with Beijing Chen Da and the 41% share transfer to Up-Wing alleging improper use of a power of attorney by his brother and agent, Haishan Du (“Haishan”). In 2006, Missile Engineering, applied for arbitration before CIETAC, in accordance with the terms of the joint venture agreement, to challenge the effectiveness of the transfer of the shares he formerly owned in Shandong Taibang; however, Missile Engineering later voluntarily withdrew this application.  Missile Engineering then applied to the Shandong COFTEC for administrative reconsideration of the equity transfer but his application was rejected.  Mr. Du subsequently sued Haishan in Hubei province alleging that, during Mr. Du's absence from September 2004 to May 2005, Haishan took certain corporate actions, including transferring Missile Engineering's 41% equity interest in Shandong Taibang to Up-Wing, and transferring Mr. Du's 25% equity interest in Shandong Taibang to Beijing Chen Da, that were outside the scope of his authorization.  On August 6, 2007, the court in Hubei held that the power of attorney was valid, but that the transfer agreements signed by Haishan are invalid because their execution and delivery were beyond the scope of Haishan's authority under the power of attorney.  Thereafter, Missile Engineering commenced an administrative proceeding against the Shandong COFTEC alleging that it wrongfully approved the equity transfer.  This administrative proceeding is still pending.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

Meanwhile, in December 2006, the Company brought separate legal action in Tai Shan District Court in Shandong Province against Mr. Du for defamation in connection with his tortious comments regarding Shandong Taibang.  The Company sought to enjoin Mr. Du from such conduct as well as damages of approximately $3,000.  This proceeding is still pending.

In April 2007, Logic Express initiated an arbitration proceeding before the Shandong Taian Arbitration Committee, to recognize itself as the lawful shareholder of Shandong Taibang.  The Arbitration Committee's decision was made on September 6, 2007 confirming that Logic Express has the legitimate ownership on the transfer of Shandong Taibang.  The decision of the Arbitration Committee was further confirmed by intermediate court of Taian City, Shandon Province on December 20, 2007.  The Company believes that all necessary approvals and documentation were obtained at the time of transfer and have initiated legal action in China intending to restrain Missile Engineering from seeking to resolve its differences with the Company by means other than arbitration.

Bobai County Collection Station

In January 2007, the Company's PRC subsidiary, Shandong Taibang, advanced RMB1.6 million to Feng Lin, the 20% minority shareholder in Fang Cheng Plasma Company, the Company's majority owned subsidiary, for the purpose of establishing or acquiring a plasma collection station.  Mr. Lin and Shandong Taibang intended to establish the Bobai Kangan Plasma Collection Co., Ltd. (“Bobai”) in Bobai County, Guangxi and on January 18, 2007, Shandong Taibang signed a letter of intent to acquire the assets of the Bobai Plasma Collection Station, which was co-owned by Mr. Lin and Mr. Keliang Huang.  However, in January 2007, Hua Lan Biological Engineering Co., Ltd. (“Hua Lan”) filed suit in the District Court of Hong Qi District, Xin Xiang City, Henan Province, alleging that Feng Lin, Keliang Huang and Shandong Taibang established and/or sought to operate the Bobai Plasma Collection Station using a permit for collecting and supplying human plasma in Bobai County, that was originally granted to Hua Lan by the government of the Guangxi region, without Hua Lan's permission.  The establishment and registration of Bobai was never realized as a result of this law suit. On January 29, 2007, on Hua Lan's motion, the District Court entered an order to freeze funds in the amount of approximately $386,100 (RMB3,000,000) held by the defendants in the case, including approximately $65,750 (RMB500,000) in funds held in Shandong Taibang's bank account in Taian City. A hearing was held on June 25, 2007 and judgment was entered against the defendants along with a $226,780 (RMB1,700,000) joint financial judgment.  The Company appealed the District Court judgment to the Henan Province High Court.  In November 2007, the High Court affirmed the judgment against the three defendants and increased the amount of the joint financial judgment to approximately $405,954 (RMB3,000,000).

In January 2008, Hua Lan enforced the judgment granted by the High Court, and moved to freeze, several of the Company's bank accounts containing an aggregate of approximately $507,270 (RMB3,700,000) were frozen and are expected to remain unavailable until the action is resolved.  Shandong Taibang has filed a separate action against Hua Lan before theTaian City District Court to seek recovery of any losses in connection with Hua Lan's claim and to request that the Taian City District Court preserve Hua Lan's property or freeze up to approximately $411,300 (RMB 3 million) of Hua Lan's assets to secure the return of such funds to the Company. The intermediate court in Taian City accepted the application on February 14, 2008 but the matter is still pending.  Pending the outcome of the proceedings, Shandong Taibang increased its loss contingency reserve during its fourth quarter of 2007 from approximately $75,593 (RMB566,667) to $133,400 (RMB1,000,000) to cover its share of the enforcement of this judgment.

In light of the foregoing, it is unlikely that the Company's planned acquisition of the assets of Bobai will go forward.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

Note 9 – Warrants and options

Warrants

The Company's warrants are accounted for as equity under SFAS 133 and EITF 00-19.  The warrant activity is as follows:

			Weighted	Average
	Warrants	Warrants	Average	Remaining
	Outstanding	Exercisable	Exercise Price	Contractual Life
December 31, 2006	1,284,000	1,284,000	$2.84	4.55
Granted
Forfeited
Exercised
June 30, 2007	1,284,000	1,284,000	$2.84	4.05
Granted
Forfeited
Exercised
December 31, 2007	1,284,000	1,284,000	$2.84	3.55
Granted
Forfeited
Exercised
June 30, 2008	1,284,000	1,284,000	$2.84	3.05

Options

On May 9, 2008, the Company adopted the 2008 Equity Incentive Plan, which provides up to 5,000,000 shares of Company's Common Stock to be made available to employees and directors at various prices as established by the Board of Directors of the Company.  On May 9, 2008, the Company granted options to purchase an aggregate of 937,500 shares of the Company's common stock under the 2008 Plan to certain directors and employees, pursuant to stock option agreements between the Company and each of these directors or employees.  The options have an exercise price of at $4.00 per share, will vest immediately vest and will expire on June 1, 2018. As of June 30, 2008, there were 4,062,500 shares available under the plan.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Risk-free interest rate	3.56%
Expected life (in years)	5
Expected volatility	57.3%

The volatility of the Company's common stock was estimated by management based on the historical volatility of the Company's common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on our current and expected dividend policy. The value of the options was based on the Company's common stock price on the date the options were granted. Because the Company does not have a history of employee stock options, the Company utilized the short cut method to estimate the life of the options which is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. The Company expensed $1,263,188 in compensation expense during the period.  The options are accounted for as equity under SFAS 133 and EITF 00-19.The options activity is as follows:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

			Weighted	Average
	Options	Options	Average	Remaining
	Outstanding	Exercisable	Exercise Price	Contractual Life
December 31, 2006	-	-	$-	-
Granted
Forfeited
Exercised
December 31, 2007	-	-	$-	-
Granted	937,500	937,500	4.00	10.00
Forfeited
Exercised
June 30, 2008	937,500	937,500	$4.00	9.92

The Company's option has no intrinsic value as of June 30, 2008.

Note 10 – Statutory reserves

In accordance with the “Law of the PRC on Joint Ventures Using Chinese and Foreign Investment” and the Company's Articles of Association, appropriations from net profit should be made to the Reserve Fund and the Enterprise Expansion Fund, after offsetting accumulated losses from prior years, and before profit distributions to the investors. The percentages to be appropriated to the Reserve Fund and the Enterprise Expansion Fund are determined by the Board of Directors of the Company.

Reserve fund

For the six months ended June 30, 2008 and 2007, the Company transferred $410,484 and $494,636, respectively, to the surplus reserve fund. Amounts represent 10% of the net income determined in accordance with PRC accounting rules and regulations.  The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise expansion fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. For the six months ended June 30, 2008 and 2007, the Company transferred $410,484 and $494,636, respectively, to the fund.  Amounts represent 10% of the net income determined in accordance with PRC accounting rules and regulations.

Note 11 – Retirement benefit plans

Regulations in PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees.  All permanent employees are entitled to an annual pension equal to their basic salaries at retirement.  The PRC government is responsible for the benefit liability to these retired employees.  The Company is required to make contributions to the state retirement plan at 20% of the monthly base salaries of the current employees.  For the six months ended June 30, 2008 and 2007, the Company made pension contributions in the amount of $61,727 and $56,530, respectively, and $7,136 and $15,166 for the three months ended June 30, 2008 and 2007, respectively.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

Note 12 – Subsequent event

On July 24, 2008, the Company hired three independent directors. The Company agreed to grant to each of the independent directors 20,000 shares of option to purchase the Company's common stock with an exercise price of $4.00 per share, of which 10,000 shares will be vested on January 25, 2009 and the remaining 10,000 shares will be vested on July 25, 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q, or this Report, to:

•

“China Biologic,” the “Company,” “we,” “us,” or “our,” are references to the combined business of China Biologic Products, Inc., a publicly-held, non-operating holding company with headquarters in China (formerly, GRC Holdings, Inc.), and its wholly-owned subsidiary, Logic Express Limited, or Logic Express, a British Virgin Islands company, and its 82.76%-owned subsidiary Shandong Taibang Biological Products Co. Ltd., or Shandong Taibang, a sino-foreign joint venture incorporated in China, and Shandong Taibang's wholly-owned subsidiaries, the Xia Jin Plasma Company, the Qi He Plasma Company, the He Ze Plasma Company, the Huan Jiang Plasma Company, the Yang Gu Plasma Company, the Zhang Qiu Plasma Company, and the Shandong Medical Company, and Shandong Taibang's 80%-owned subsidiary, the Fang Cheng Plasma Company;

•

“China,” “State” and “PRC” are references to the People's Republic of China;

•

“RMB” are to Renminbi, the legal currency of China;

•

“U.S. dollar,” and “$”are to the legal currency of the United States;

•

the “Securities Act” are to Securities Act of 1933, as amended;

•

the “Exchange Act” are to the Securities Exchange Act of 1934, as amended; and

Overview of our Business

We are engaged in the research, development, manufacturing, marketing, distribution and sales of human blood plasma products through our indirect majority-owned PRC subsidiary, Shandong Taibang, established under the laws of China.  We are currently the only plasma based biopharmaceutical products manufacturer in Shandong province approved by the State.  Since our establishment, all of our revenues have been derived primarily from the sales of human albumin and various types of immunoglobulin.

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

All our business has been conducted in Renminbi, the official currency of China.  Renminbi is still not a free floating currency.  The value of Renminbi is subject to changes in the Chinese government's policies and depends to a large extent on China's domestic and international economic and political developments, as well as supply and demand in the local market.  Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars has generally been stable; since July 2005, the Renminbi began steadily appreciating against the U.S. dollar.

Recent Developments

Appointment of Independent Directors and Establishment of Sub-Committees

On July 24, 2008, the Board of Directors of the Company appointed Mr. Sean Shao, Dr. Jie Gan, and Dr. Tong Jun Lin to serve on the Board as “independent directors” of the Company (the “Independent Directors”), as that term is defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc.  On the same date, the Board also established the Audit Committee, with all three Independent Directors as the members, and adopted the Audit Committee Charter.  Mr. Sean Shao was appointed as the Chair of the Audit Committee.

On August 7, 2008, the Board of Directors of the Company established a Governance and Nominating Committee and a Compensation Committee and appointed each of the Company's Independent Directors to each committee.  Dr. Lin was appointed to serve as the Chair of the Governance and Nominating Committee and Dr. Gan was appointed to serve as the Chair of the Compensation Committee.

Maintenance Shut Down

The Company began annual maintenance of its production facilities on July 25, 2008.  The maintenance period is expected to last for 30 days, during which time, production will be suspended.  During this maintenance period, the Company will conduct any required major maintenance of its production facilities and equipment to ensure the efficiency and safety of subsequent production.  The Company will also take advantage of this period to train its staff and allow them to take proper vacation time as required by PRC labor laws.

In addition, since the manufacturing process for human plasma albumin and immunoglobulin related products (Compression and Filtration in Cold Ethanol Fractionation) requires the constant maintenance of low temperatures, the Company has carefully planned its maintenance period to fall during the hottest days of summer in order to conserve energy and curtail expenses related to recent increases in fuel costs.

Management estimates that it has sufficient product inventories on hand to meet customer demands during the maintenance period.  In addition, operation of our plasma collection stations will continue as usual to ensure that the manufacturing facilities can resume their normal operations at the end of the maintenance period.

90 Days Quarantine Period

Commencing July 1, 2008, the PRC government imposed a new measure setting the quarantine period for blood plasma used as materials for blood products.  This new measure required all blood plasma used to make blood products to be placed in quarantine for a 90-day period, after which time the donors of such plasma will be subjected to the same screening tests before the plasma collected 90 days prior can be put into production.  This measure is an attempt to eliminate long-term incubating virus, such as HIV, from blood plasma supply.

The Company expects this measure will impact substantially all participants in the blood plasma industry and will put more pressure on the already tightened supply of plasma available for production, especially during the third quarter of 2008.  However, management believes this negative impact on the supply of plasma will not be seen beyond the third quarter of 2008.  Some of the major producers in our industry have scheduled their maintenance shut downs during the third quarter of 2008 to coincide with the commencement of this quarantine period.  As a result, finished products available for the market may tighten further during the fourth quarter of 2008.  In preparation for this new measure, the Company has stocked its plasma inventory during the second quarter and expects to have sufficient supplies when its production facilities reopen in late August 2008.  In addition, during the second quarter, the Company increased its inventory of finished goods in order to meet the anticipated needs of its customers during the third quarter of 2008.

Overview of Business Operations in the Second Fiscal Quarter of 2008

During the fiscal quarter ended June 30, 2008, our revenues were derived primarily from the sale of our approved human albumin and immunoglobulin products.  Our revenues increased 35.1%, or $3,099,783, to $11,925,842 during the fiscal quarter ended June 30, 2008, compared to revenues of $8,826,059 for the same period in 2007.  Our approved human albumin products accounted for $6,856,162, or 57.5% of our revenues during the second fiscal quarter of 2008.

We will continue to meet challenges and secure our market position by enhancing our existing products, introducing new products to meet customer demand, delivering quality products to our customers in a timely manner and maintaining our established industry reputation.

Second Quarter of 2008 Financial Performance Highlights

We continued to experience strong demand for our products during the three months ended June 30, 2008 which resulted in growth in our revenue. The following are some financial highlights for the three months ended June 30, 2008:

•

Revenue: Revenue increased $3,099,783, or 35.1%, to $11,925,842 for the three months ended June 30, 2008, from $8,826,059 for the same period in 2007.

•

Income from operations: Income from operations decreased $73,952, or 1.5%, to $4,967,536 for the three months ended June 30, 2008, from $5,041,488 for the same period in 2007.

•

Net income: Net income decreased $1,409,346, or 40.9%, to $2,034,154 for the three months ended June 30, 2008, from $3,443,500 for the same period in 2007.  Without the impact of non-cash employee compensation expense, the net income would have decreased only $146,158, or 4.2%, for the three months ended June 30, 2008.

•

Fully diluted net income per share: Fully diluted net income per share was $0.09 for the three months ended June 30, 2008, as compared to $0.16 for the same period in 2007.  Without the impact of non-cash employee compensation expense, the diluted net income per share would be $0.15 for the three months ended June 30, 2008.

Provision for Income Taxes

•

United States:  The Company is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States was made since the Company had no taxable income in the second quarter of 2008.

•

British Virgin Islands:  Logic Express, our wholly owned subsidiary is not subject to income taxes under current BVI law.

•

China:  Before the implementation of the enterprise income tax, or EIT, law (as discussed below), Foreign Invested Enterprises, or FIEs, established in the PRC were generally subject to an EIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax.  On March 16, 2007, the National People's Congress of China passed the new Corporate Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. As a result, commencing January 1, 2008, nearly all FIEs are subject to the new tax rate alongside their domestic counterparts and will no longer benefit from preferential treatments under the old tax laws applicable to FIEs. Despite these pending changes, the EIT Law gives FIEs that were established before March 16, 2007, the Old FIEs, such as our 82.76%-owned subsidiary Shandong Taibang, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization's business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to a EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization's global income will be subject to PRC income tax of 25.0%.

As a sino-foreign joint venture company, Shandong Taibang has been granted a preferential tax holiday by the Tax Bureau of the PRC as of 2003.  Accordingly, Shandong Taibang is entitled to tax concessions from 2003 whereby the profit for the first two financial years beginning with the first profit-making year is exempt from income tax in the PRC, and the profit for each of the subsequent three financial years is taxed at 50% of the prevailing state income tax rate. Local income tax of 3% is exempted for five years starting from the first profit-making year.  Shandong Taibang will be allowed the benefits of tax holidays under the grandfather treatment over a five-year transition period, and the applicable income rate will be 25% after the tax holiday.  According to the PRC's central government policy, new or high technology companies will enjoy preferential tax treatment of 15%, instead of 25%.  Shandong Taibang is in the process of applying to the local tax authority for this concessionary tax treatment.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenues and key components of our revenue for the periods indicated in dollars.

	Three Months Ended June 30,		Increase (Decrease)	% Increase (% Decrease)
	2008	2007
Revenue	$11,925,842	$8,826,059	$3,099,783	35.1%
Cost of Revenue	3,638,128	2,750,972	887,156	32.2%
Gross Profit	8,287,714	6,075,087	2,212,627	36.4%
Gross Profit as a percentage of revenue	69.5%	68.8%	0.7%
Operating Expenses	3,320,178	1,033,599	2,286,579	221.2%
Other expense	51,195	29,683	21,512	72.5%
Provision for Taxes	2,123,843	848,852	1,274,991	150.2%
Net income before minority interests	$2,792,498	$4,162,953	$(1,370,455)	(32.9%)

Revenues.  Our revenues are derived primarily from the sales of human albumin and various types of immunoglobulin. Our revenues increased 35.1%, or $3,099,783, to $11,952,842 during the three months ended June 30, 2008, compared to revenues of $8,826,059 for the three months ended June 30, 2007.  The increase in revenues during the second quarter of 2008 is primarily attributable to a general increase in prices of plasma based products together with foreign exchange translation benefits. All of our products experienced a price increase of approximately 51.2%, weighted average, period to period, which was offset by a decrease in the sales volume of four of our products, especially human albumin.  The decrease in sales volume is due primarily to our stockpiling of inventory to meet the expected demand for our products during our month-long maintenance shut-down that commenced in late July.  Foreign exchange translation accounted for a 14.4% increase in revenues, period to period, while our revenues increased in RMB terms by 20.7%, as compared to the same period in 2007.

Cost of Revenues.  For the three months ended June 30, 2008, our cost of revenues increased to $3,638,128, from $2,750,972 for the three months ended June 30, 2007, a 32.2% increase.  As a percentage of revenues, our cost of revenues was 30.5% for the three months ended June 30, 2008, as compared to the 31.2% for the three months ended June 30, 2007. This increase is generally in line with the increase in revenue. In a bid to increase the quantity of plasma collection, the Company has implemented more aggressive marketing strategies to attract more donors, including the payment to of additional fees donor referrals or for donating more than a prescribed amount of times in a calendar year. In order to report our costs in a more accurate and timely manner, the Company has accrued the additional fees caused by the newly implemented bonus strategy into the cost of raw materials based on our best estimates.

Gross Profit.   For the three months ended June 30, 2008 and 2007, our gross profit was $8,287,714 and $6,075,087, respectively, an increase of $2,212,627 or 36.4%.  Gross profit as a percentage of revenues was 69.5% and 68.8% for the three months ended June 30, 2008 and 2007, respectively.  The 0.7% increase in gross profit as a percentage of sales is primarily due to the increased sales of higher margin products.

Operating Expenses.  Our total operating expenses for the three months ended June 30, 2008 increased $2,286,579, or 221.2%, to $3,320,178, from $1,033,599 for the same period in 2007.  As a percentage of sales revenue, our total expenses increased to 27.8% as a percentage of revenue for the three months ended June 30, 2008 from 11.7% for the same period in 2007.

Selling Expenses.  Our selling expenses for the three months ended June 30, 2008 and 2007 were $510,565 and $204,855, respectively.  As a percentage of revenues, the selling expenses for the second quarters ended June 30, 2008 and 2007 were 4.3% and 2.3%, respectively.  The increase of selling expense is primarily due to the increase in compensation for the sales personnel as the company restructured its employee compensation company-wide.

General and Administrative Expenses.   For the three months ended June 30, 2008 and 2007, our general and administrative expenses were $1,266,592 and $757,016, respectively.  The $509,576, or 67.3%, increase in administrative expenses is mainly attributable to the increase in personnel cost, auditing, and legal fees and costs associated with our increased investor relation activities. As a percentage of revenues, general and administrative expenses for the three months ended June 30, 2008 and 2007 were 10.6% and 8.6%, respectively. The dollar and percentage increase was mainly due to the increase of the hiring of additional staff, and professional expenses related to the costs of being a public reporting company.

Non-cash employee compensation. On May 9, 2008, our board of directors adopted our 2008 Equity Incentive Plan, or the Plan, pursuant to which a total of 5,000,000 shares of our common stock may be issued. During the six months ended June 30, 2008, the Company granted an aggregate of 937,500 shares of immediately vested options on our common stock to our employees and consultant under the Plan. Non-cash employee compensation for the three months ended June 30, 2008 of $1,263,188 compared to $0 for the same period in 2007, primarily as a result of the adoption of the Plan and grants to employees and consultant made under the Plan.

Research and Development Expenses.  For the three months ended June 30, 2008 and 2007, our research and development expenses were at $279,833 and $71,728, respectively, an increase of $208,105, or 290.1%. As a percentage of revenues, research and development expenses for the three months ended June 30, 2008 and 2007 were 2.3% and 0.8%, respectively. The dollar and percentage increase was primarily due to the cost of research activities and the clinical trial of the Company's new products during the period.

Income before Taxes and Minority Interest.   Income before taxes and minority interest for the three months ended June 30, 2008 and 2007 was $4,916,341 and $5,011,805, respectively, a decrease of $95,464, or 1.9%.  Income before taxes and minority interest as a percentage of revenues was 41.2% and 56.8% for the three months ended June 30, 2008 and 2007, respectively.  The decrease in our income before taxes and minority interest was mainly due to the above mentioned non-cash employee compensation was charged into the Company's general and administrative expenses during the second quarter of 2008.

Provision for Income Taxes.   The Company's provision for income taxes was $2,123,843 and $848,852 for the three months ended June 30, 2008 and 2007, respectively, an increase of $1,274,991, or 150.2%. The increase of the provision for income taxes is due to the increase in our net profit during the second quarter of 2008 and the commencement of China's new unified income tax rate of 25% commencing January 1, 2008.  The Company provisioned its income tax for the second quarter of 2008 at the new PRC corporate income tax rate of 25%, as compared with the 15% preferential tax rate that the Company enjoyed during the fiscal year 2007.  The Company is in the process of applying for status as a new- or high technology company so as to qualify for a favorable tax rate of 15%.

Net Income.   As a result of the higher sale prices for our products, the increases in gross margin and foreign exchange translation, and offset by the non-cash compensation expense, net income decreased by $1,409,346, or 40.9%, to $2,034,154 or the three months ended June 30, 2008, from $3,443,500 for the same period in 2007. Our net income was materially impacted by a one-time non-cash employee compensation recognized pursuant to SFAS 123 (R) and by the newly-implemented EIT law in the PRC.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenues and key components of our revenue for the periods indicated in dollars.

	Six Months Ended June 30,		Increase (Decrease)	% Increase (% Decrease)
	2008	2007
Revenue	$19,774,849	$16,503,911	$3,270,938	19.8%
Cost of Revenue	5,587,026	6,012,348	(425,322)	(7.1%)
Gross Profit	14,187,823	10,491,563	3,696,260	35.2%
Gross Profit as a percentage of revenue	71.7%	63.6%	8.1%
Operating Expenses	5,590,563	2,632,444	2,958,119	112.4%
Other expense	66,634	69,266	(2,632)	(3.8)%
Provision for Taxes	2,864,325	1,298,962	1,565,363	120.5%
Net income before minority interests	$5,666,301	$6,490,891	$(824,590)	(12.7%)

Revenues. Our revenues are derived primarily from the sales of human albumin and various types of immunoglobulin. Our revenues increased 19.8%, or $3,270,938, to $19,774,849 during the six months ended June 30, 2008, compared to revenues of $16,503,911 for the six months ended June 30, 2007.  The increase in revenues during the six months ended June 30, 2008 is primarily attributable to a general increase in prices of plasma based products together with foreign exchange translation benefits. All of our products experienced a price increase of approximately 54.0%, weighted average, period to period, which was offset by a decrease in the sales volume of four of our products, especially human albumin.  Foreign exchange translation accounted for a 10.2% increase in revenues, period to period, which was combined with an increase in revenues in RMB terms of 9.6%, as compared to the same period in 2007.  Our revenues increased in RMB terms, as a result of price increases for three of our products, which were partially offset by decreases in sales volume of four major products. The decrease in sales volume of these products during the first two quarters of 2008, as compared to the same period of 2007 is primarily due to a decrease in finished products available for sale in the first quarter of 2008 and occasioned by the suspension during the fourth quarter of 2007 of our production for 70 days for maintenance and the building of a new production line. The prolonged approval process since the fourth quarter of 2007 for plasma based products, which was not relieved until middle of May, constricted our finished goods available for sale during the early part of 2008.  Moreover, commencing December 2007, three more of our products were subjected to the PRC drug approval process.  As a result, our inventory increased while the finished goods available for sale reduced.

Cost of Revenues.  For the six months ended June 30, 2008, our cost of revenues decreased to $5,587,026, from $6,012,348 for the six months ended June 30, 2007, a 7.1% or $425,322 decline.  The decrease in the cost of revenue is primarily due to decrease in sales volume.  As a percentage of revenues, our cost of revenues was 28.3% for the six months ended June 30, 2008, as compared to the 36.4% for the six months ended June 30, 2007.  The decrease in cost of revenue as a percentage of revenues is mainly attributed to a greater increase in the level of price per unit of our products as compared to cost per unit.

Gross Profit.   For the six months ended June 30, 2008 and 2007, our gross profit was $14,187,823 and $10,491,563, respectively, an increase of $3,696,260, or 35.2%.  Gross profit as a percentage of revenues was 71.7% and 63.6% for the six months ended June 30, 2008 and 2007, respectively.  The 8.1% increase in gross profit as a percentage of sales is primarily due to the price increase of our products and increased sales of higher margin products.

Operating Expenses.  Our total operating expenses for the six months ended June 30, 2008 increased $2,958,119, or 112.4%, to $5,590,563 from $2,632,444 for the same period in 2007.  As a percentage of sales revenue, our total expenses increased to 28.3% as a percentage of revenue for the six months ended June 30, 2008 from 16.0% for the same period in 2007.  Increase of operating expense was mainly due to the increase in general and administrative expenses and slight increase in research and development expenses as explained below.

Selling Expenses.  Our selling expenses were $1,005,094 and $702,468 for the six months ended June 30, 2008 and 2007, respectively, an increase of $302,626, or 43.1%.  As a percentage of revenues, selling expenses for the six months ended June 30, 2008 and 2007 were 5.1% and 4.3%, respectively.  The increase in selling expenses is due primarily to the increase in compensation for sales personnel as the company restructured its employee compensation company-wide.

General and Administrative Expenses.   For the six months ended June 30, 2008 and 2007, our general and administrative expenses were $2,858,666 and $1,708,341, respectively, an increase of $1,150,325, or 67.3%.  As a percentage of revenues, general and administrative expenses for the six months ended June 30, 2008 and 2007 were 14.5% and 10.4%, respectively. The dollar and percentage increase was mainly due to the hiring of additional staff, and professional expenses related to the costs of being a public reporting company.

Non-cash employee compensation.  Effective May 9, 2008, our board of directors adopted our 2008 Plan Under which a total of 5,000,000 shares of our common stock may be issued.  During the six months ended June 30, 2008, the Company granted an aggregate of 937,500 immediately vested options on our common stock to our employees and consultants under the plan.  Non-cash employee compensation for the six months ended June 30, 2008 increased to $1,263,188 from $0 for the same period in 2007, primarily as a result of the adoption of the Plan and grants to employees and consultants made under the Plan.

Research and Development Expenses.  For the six months ended June 30, 2008 and 2007, our research and development expenses were at $463,615 and $221,635, respectively, an increase of $241,980, or 109.2%. As a percentage of revenues, research and development expenses for the six months ended June 30, 2008 and 2007 were 2.3% and 1.3%, respectively. The dollar increase was primarily due to the cost of research activities and the clinical trial on the Company's new products during the period.  The increase in research and development expenses as a percentage of revenues was generally in line with the increase in revenues.

Income before Taxes and Minority Interest.   Income before income taxes and minority interest for the six months ended June 30, 2008 and 2007 was $8,530,626 and $7,789,853, respectively, an increase of $740,773, or 9.5%.  Income before taxes and minority interest as a percentage of revenues was 43.1% and 47.2% for the six months ended June 30, 2008 and 2007, respectively.  Our income before income taxes and minority interest increased, despite the modest increase in revenues and material increased operating expenses period to period, as a result of an increase in the  sale price of our products.

Provision for Income Taxes.   Our provision for income taxes was $2,864,325 and $1,298,962 for the six months ended June 30, 2008 and 2007, respectively, an increase of $1,565,363, or 120.5%. The increase of the provision for income taxes is due to the increase in net profit for the six months ended June 30, 2008 and the commencement of China's new unified income tax rate of 25% effective January 1, 2008.  The Company provisioned its income tax for the six months ended June 30, 2008 at the new PRC corporate income tax rate of 25%, as compared with the 15% preferential tax rate that the Company enjoyed during the fiscal year 2007.  The Company is in the process of applying for status as a new- or high technology company so as to be eligible for a favorable tax rate of 15%.  In the six months ended June 30, 2008, we received a $334,582 tax rebate for capital expenditure on acquiring locally produced equipment. As a result, we recorded a net increase of $1,565,363 in tax provision for the six months ended June 30, 2008 as compared to the same period in 2007.

Net Income.    Our net income, as reported in our results of operations for the period ended June 30, 2008 and 2007 were $4,301,954 and $5,342,343, respectively, a decrease of $1,040,389, or 19.5%. Our net income was materially impacted by a non-cash employee compensation recognized pursuant to SFAS 123 (R) and the newly-implemented EIT law in the PRC.

Liquidity and Capital Resources

Cash Flow and Working Capital

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our shareholders.  We had no bank loans outstanding as of June 30, 2008.  Our total banking facility available to us as of June 30, 2008 is RMB40 million, approximately $5.8 million.

As of June 30, 2008, we had approximately $8,775,242 million in cash and cash equivalents, primarily consisting of cash on hand and demand deposits.

Cash Flows

For the Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30 (unaudited)
US Dollars	2008	2007
Net Cash provided by Operating activities	$6,623,033	$7,309,632

Net Cash used in Investing activities	(2,284,543)	(3,872,728)

Net Cash used in Financing activities	(992,880)	(1,198,462)

Effects of Exchange Rate Change in Cash	419,599	41,654

Net Increase in Cash and Cash Equivalents	3,765,209	2,280,096

Cash and Cash Equivalent at beginning of Period	5,010,033	4,268,220

Cash and Cash Equivalent at end of period	8,775,242	6,548,316

Operating Activities

For the six months ended June 30, 2008, net cash provided by our operating activities was $6,623,033, which is a decrease of $686,599, or 9.4%, from $7,309,632 in net cash provided by operating activities for the same period in 2007. The decrease in cash provided in operations during the six months ended June 30, 2008 was mainly due to the increases in inventory and accounts receivable, which were offset by the decreases in taxes payable and other payable and accruals.

Overall, we believe that cash flow from our operating activities and the existing credit facilities available to us should be adequate to sustain our operations at current levels through the next twelve months.

Investing Activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment.  For the six months ended June 30, 2008 and 2007, the Company used $2,284,543 and $3,872,728 respectively. Most of the cash used for investing activities during the six months ended June 30, 2008 was used to finance the construction of our new production line that was completed in late June 2008.

Financing Activities

Net cash used in financing activities for the six-month ended June 30, 2008 totaled $992,880, as compared to $1,198,462 used in financing activities in the same period of 2007.  The decrease of the cash used in financing activities was mainly attributable to the repayment of bank loans and dividend paid to minority shareholders during the six months ended June 30, 2008.

Loan Facilities

With the bank credit facilities that are available to us and other financing activities, we expect that cash on hand, funds generated from our operations and funds generated from companies that we may acquire in the future will be sufficient to satisfy our current and future commitments for at least the next twelve months.  We do not believe that we have any significant short term liquidity problems.  In addition, we have an approximately USD$5.8 million bank facility that we can draw down in the event that unforeseen liquidity requirements arise.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The policies, that in the belief of management are critical and require the use of judgment in their application, are disclosed on our Form 10K for the year ended December 31, 2007.

Revenue recognition

The Company recognizes revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which are generally considered to be met upon delivery and acceptance of products at the customer site.  We do not accept any product returns and based on our records, the returns are immaterial.  Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”).  All products produced by the Company and sold in the PRC are subject to a Chinese VAT at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government. Products distributed by Shandong Medical are subjected to a 17% VAT.

Inventories

Due to its unique nature, our principal raw material, human blood plasma is subject to various quality and safety control issues which include, but are not limited to, contaminations and blood born diseases.  In addition, limitations of current technology pose biological hazards inherent in plasma that have yet to be discovered, which could result in a widespread epidemic due to blood infusion.  In the event that human plasma is discovered to contain pathogens or infectious agents or other bio-hazards, we would be required to write down our inventory to net realizable value. We determine the net realizable value of our inventories on the basis of anticipated sales proceeds less estimated selling expenses. At each balance sheet date, we evaluate inventories that may be worth less than current carrying amounts. No provision for inventory write down was required at June 30, 2008 and 2007, respectively.

Stock-based compensation

The Company accounts and reports stock-based compensation pursuant to SFAS No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123R”), which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Since December 31, 2007, there have been no material changes to our critical accounting policies, except with respect to our recent accounting pronouncements set forth below.

Recently issued accounting pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” , or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” or FSP EITF 07-3, which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  The Company has adopted FSP EITF 07-3 and expensed the research and development as incurred.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, SFAS No. 141(R), “Business Combinations" was issued. SFAS No. 141R replaces SFAS No. 141, “Business Combinations” SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133or SFAS 161. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles SFAS 162. FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is in the process of evaluating the impact of adoption of this statement on the results of operations, financial position or cash flows.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock” or EITF No. 07-5. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No 133 “Accounting for Derivatives and Hedging Activities” or SFAS 133, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). The Company is currently evaluating the impact of adoption of EITF No. 07-5 on the Company's consolidated financial statements.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations.  This pattern may change, however, as a result of new market opportunities or new product introductions.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

During the second quarter of fiscal 2008, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

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

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, our management carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chao Ming Zhao and our Chief Financial Officer, Mr. Y. Tristan Kuo, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.  Messrs. Zhao and Kuo determined that as of June 30, 2008, and as of the date of this Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Misuse of Company Seal

In July 2006, one of the Company's sales employees misappropriated goods and resold them to other parties using a counterfeit Company seal. The amount involved was approximately $0.15 million (RMB1.16 million). The incident was revealed during a routine reconciliation of account receivables.  The Company reported the misappropriation to the police and the employee was arrested and criminal charges were brought against him. To date, the Company recovered approximately $0.05 million (cash of RMB 350,000 and goods valued at approximately RMB30,000). The balance will be recouped on or before the end of 2008, pursuant to a financial guarantee and repayment agreement between the Company and the employee, witnessed by officials at the Taian City Police Station.

Transfers of Equity Interests

Mr. Zu Ying Du was one of the original equity holders in the Company's operating subsidiary, Shandong Taibang.  Pursuant to a joint venture agreement, among the original equity holders, Mr. Du was obligated to make a capital contribution of RMB20 million (or approximately $2.6 million) for a 25% interest in Shandong Taibang.   Mr. Du made this contribution using funds borrowed from the Beijing Chen Da Technology Investment Company (“Beijing Chen Da”).  However, Mr. Du failed to repay Beijing Chen Da for its loan of the capital contribution amount.  In 2004, Beijing Chen Da sued Mr. Du for repayment of the loan and obtained a judgment against him.   Subsequently, Beijing Chen Da entered into an equity transfer agreement with Mr. Du's agent, pursuant to which Mr. Du's 25% equity interest in Shandong Taibang  was transferred to Beijing Chen Da as repayment of the $2.6 million debt.  On June 10, 2005, Beijing Chen Da sold its equity interests in Shandong Taibang to Up-Wing pursuant to a share transfer agreement, which became effective on September 2, 2005, upon approval by the Shandong Provincial Department of Foreign Trade and Economic Cooperation, or the Shandong COFTEC.  In March 2006, Up-Wing sold its equity interests in Shandong Taibang to Logic Express, the Company's subsidiary.  In addition, Missile Engineering, another original equity holder wholly controlled by Mr. Du, was obligated to contribute RMB32.8 million (or $4.2 million) for a 41% interest in Shandong Taibang by means of cash, equipment and technical know-how.  It was obligated to obtain a certificate and license of its technical know-how from the State within a stipulated period in order to be recognized as a valid capital contribution. Otherwise, a cash payment was required.  The technical know-how was valued as RMB26.4 million (or approximately $3.4 million). However, Missile Engineering failed to obtain the certificate and license within the stipulated period.  Pursuant to a stockholders resolution on September 26, 2004, Missile Engineering agreed to sell its 41% interest in Shandong Taibang to Up-Wing and Up-Wing agreed to take up the obligation of Missile Engineering to pay the RMB26.4 million in cash.

Mr. Du and Missile Engineering subsequently challenged the validity of the 25% equity transfer agreement with Beijing Chen Da and the 41% share transfer to Up-Wing alleging improper use of a power of attorney by his brother and agent, Haishan Du (“Haishan”).  In 2006, Missile Engineering, applied for arbitration before CIETAC, in accordance with the terms of the joint venture agreement, to challenge the effectiveness of the transfer of the shares he formerly owned in Shandong Taibang; however, Missile Engineering later voluntarily withdrew this application.  Missile Engineering then applied to the Shandong COFTEC for administrative reconsideration of the equity transfer but his application was rejected.  Mr. Du subsequently sued Haishan in Hubei province alleging that, during Mr. Du's absence from September 2004 to May 2005, Haishan took certain corporate actions, including transferring Missile Engineering's 41% equity interest in Shandong Taibang to Up-Wing, and transferring Mr. Du's 25% equity interest in Shandong Taibang to Beijing Chen Da, that were outside the scope of his authorization.  On August 6, 2007, the court in Hubei held that the power of attorney was valid, but that the transfer agreements signed by Haishan are invalid because their execution and delivery were beyond the scope of Haishan's authority under the power of attorney.  Thereafter, Missile Engineering commenced an administrative proceeding against the Shandong COFTEC alleging that it wrongfully approved the equity transfer.  This administrative proceeding is still pending.

Meanwhile, in December 2006, the Company brought separate legal action in Tai Shan District Court in Shandong Province against Mr. Du for defamation in connection with his tortious comments regarding Shandong Taibang.  The Company sought to enjoin Mr. Du from such conduct as well as damages of approximately $3,000.  This proceeding is still pending.

In April 2007, Logic Express initiated an arbitration proceeding before the Shandong Taian Arbitration Committee, to recognize itself as the lawful shareholder of Shandong Taibang.  The Arbitration Committee's decision was made on September 6, 2007 confirming that Logic Express has the legitimate ownership on the transfer of Shandong Taibang.  The decision of the Arbitration Committee was further confirmed by intermediate court of Taian City, Shandon Province on December 20, 2007.  The Company believes that all necessary approvals and documentation were obtained at the time of transfer and have initiated legal action in China intending to restrain Missile Engineering from seeking to resolve its differences with the Company by means other than arbitration.

Bobai County Collection Station

In January 2007, the Company's PRC subsidiary, Shandong Taibang, advanced RMB1.6 million to Feng Lin, the 20% minority shareholder in Fang Cheng Plasma Company, the Company's majority owned subsidiary, for the purpose of establishing or acquiring a plasma collection station.  Mr. Lin and Shandong Taibang intended to establish the Bobai Kangan Plasma Collection Co., Ltd. (“Bobai”) in Bobai County, Guangxi and on January 18, 2007, Shandong Taibang signed a letter of intent to acquire the assets of the Bobai Plasma Collection Station, which was co-owned by Mr. Lin and Mr. Keliang Huang.  However, in January 2007, Hua Lan Biological Engineering Co., Ltd. (“Hua Lan”) filed suit in the District Court of Hong Qi District, Xin Xiang City, Henan Province, alleging that Feng Lin, Keliang Huang and Shandong Taibang established and/or sought to operate the Bobai Plasma Collection Station using a permit for collecting and supplying human plasma in Bobai County, that was originally granted to Hua Lan by the government of the Guangxi region, without Hua Lan's permission.  The establishment and registration of Bobai was never realized as a result of this law suit. On January 29, 2007, on Hua Lan's motion, the District Court entered an order to freeze funds in the amount of approximately $386,100 (RMB3,000,000) held by the defendants in the case, including approximately $65,750 (RMB500,000) in funds held in Shandong Taibang's bank account in Taian City. A hearing was held on June 25, 2007 and judgment was entered against the defendants along with a $226,780 (RMB1,700,000) joint financial judgment.  The Company appealed the District Court judgment to the Henan Province High Court.  In November 2007, the High Court affirmed the judgment against the three defendants and increased the amount of the joint financial judgment to approximately $405,954 (RMB3,000,000).

In January 2008, Hua Lan enforced the judgment granted by the High Court, and moved to freeze, several of the Company's bank accounts containing an aggregate of approximately $507,270 (RMB3,700,000) were frozen and are expected to remain unavailable until the action is resolved.  Shandong Taibang has filed a separate action against Hua Lan before theTaian City District Court to seek recovery of any losses in connection with Hua Lan's claim and to request that the Taian City District Court preserve Hua Lan's property or freeze up to approximately $411,300 (RMB 3 million) of Hua Lan's assets to secure the return of such funds to the Company. The intermediate court in Taian City accepted the application on February 14, 2008 but the matter is still pending.  Pending the outcome of the proceedings, Shandong Taibang increased its loss contingency reserve during its fourth quarter of 2007 from approximately $75,593 (RMB566,667) to $133,400 (RMB1,000,000) to cover its share of the enforcement of this judgment.

In light of the foregoing, it is unlikely that the Company's planned acquisition of the assets of Bobai will go forward.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.     UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended June 30, 2008.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the quarter ending June 30, 2008 that was not reported in a current report on Form 8-K.

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

CHINA BIOLOGIC PRODUCTS, INC.

Dated: August 14, 2008	/s/ Chao Ming Zhao
Chao Ming Zhao
Chief Executive officer

Dated: August 14, 2008	/s/ Y. Tristan Kuo
Y. Tristan Kuo
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.