Form 10-Q
period 2008-09-30
China Biologic Products, Inc.
filed 2008-11-12
CIK 1369868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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
(Address of principal executive offices)

(+86) 538-620-2306

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 9, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	21,434,942

Transitional Small Business Disclosure Format (check one):  Yes ☐             No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA BIOLOGIC PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

A S S E T S
	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash	$14,223,956	$5,010,033
Restricted cash	345,268	-
Accounts receivable, net of allowance for doubtful accounts of $1,221,956 and $1,238,772 as of September 30, 2008 and December 31, 2007, respectively	607,662	316,869
Notes receivable	-	41,130
Other receivables	438,131	425,163
Other receivable- related party	308,324	290,307
Inventories	13,415,093	9,505,074
Prepayments and deferred expense	510,334	138,756
Total current assets	29,848,768	15,727,332

PLANT AND EQUIPMENT, net	18,627,057	15,434,124

OTHER ASSETS:
Long term prepayments	2,415,631	711,459
Long term prepayment - related party	551,112	516,456
Intangible assets, net	904,747	915,874
Total other assets	3,871,490	2,143,789

Total assets	$52,347,315	$33,305,245

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$2,931,432	$2,677,587
Short term loans - bank	-	685,500
Short term loan - minority shareholder	771,169	722,674
Other payables and accrued liabilities	2,574,761	1,200,068
Other payable - land use right	324,907	305,571
Dividend payable	1,906,713	506,626
Customer deposits	817,099	398,794
Taxes payable	3,959,221	384,788
Total current liabilities	13,285,302	6,881,608

COMMITMENT AND CONTINGENCIES	41,011	142,120

MINORITY INTEREST	4,568,137	3,885,892

SHAREHOLDERS' EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 21,434,942 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2,143	2,143
Paid-in-capital	10,672,106	9,388,305
Statutory reserves	5,897,569	4,513,077
Retained earnings	13,279,314	5,883,306
Accumulated other comprehensive income	4,601,733	2,608,794
Total shareholders' equity	34,452,865	22,395,625

Total liabilities and shareholders' equity	$52,347,315	$33,305,245

The accompanying notes are an integral part of these statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

REVENUES	$13,799,915	$8,938,186	$33,574,764	$25,442,097

COST OF SALES	4,138,077	2,281,280	9,725,103	8,293,628

GROSS PROFIT	9,661,838	6,656,906	23,849,661	17,148,469

OPERATING EXPENSES
Selling expenses	780,246	1,741,829	1,785,340	2,444,297
General and administrative expenses	1,613,620	1,129,785	4,472,286	2,838,126
Research and development expenses	201,037	213,865	664,652	435,500
Stock-based compensation expenses	20,613	-	1,283,801	-
Total operating expenses	2,615,516	3,085,479	8,206,079	5,717,923

INCOME FROM OPERATIONS	7,046,322	3,571,427	15,643,582	11,430,546

OTHER EXPENSES
Interest income	(36,841)	(13,628)	(67,331)	(30,741)
Interest expense	15,128	49,300	59,800	112,637
Other income	(19,409)	(42,870)	(19,976)	(46,963)
Other expense	77,224	146,167	130,243	173,302
Total other expenses	36,102	138,969	102,736	208,235

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	7,010,220	3,432,458	15,540,846	11,222,311

PROVISION FOR INCOME TAXES	1,572,816	560,030	4,437,141	1,858,992

NET INCOME BEFORE MINORITY INTEREST	5,437,404	2,872,428	11,103,705	9,363,319

LESS MINORITY INTEREST	958,858	613,914	2,323,205	1,762,462

NET INCOME	4,478,546	2,258,514	8,780,500	7,600,857

FOREIGN CURRENCY TRANSLATION GAIN	121,814	336,137	1,992,939	799,229

OTHER COMPREHENSIVE INCOME	$4,600,360	$2,594,651	$10,773,349	$8,400,086

BASIC EARNINGS PER SHARE
Weighted average number of shares	21,434,942	21,434,942	21,434,942	21,434,942
Earnings per share	$0.21	$0.11	$0.41	$0.35

DILUTED EARNINGS PER SHARE
Weighted average number of shares	21,504,629	21,434,942	21,713,170	21,434,942
Earnings per share	$0.21	$0.11	$0.40	$0.35

The accompanying notes are an integral part of these statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional Paid-in capital	Retained earnings		Accumulated other comprehensive income	Totals
	Shares	Par value		Statutory reserves	Unrestricted

BALANCE, December 31, 2006	21,434,942	$2,143	$9,388,305	$2,199,580	$17,427	$1,118,385	$12,725,840

Net income					7,600,857	-	7,600,857
Adjustment to statutory reserve				2,102,360	(2,102,360)		-
Foreign currency translation adjustments						799,229	799,229

BALANCE, September 30, 2007 (Unaudited)	21,434,942	$2,143	$9,388,305	$4,301,940	$5,515,924	$1,917,614	$21,125,926

Net income					578,519		578,519
Adjustment to statutory reserve				211,137	(211,137)		-
Foreign currency translation adjustments						691,180	691,180

BALANCE, December 31, 2007	21,434,942	$2,143	$9,388,305	$4,513,077	$5,883,306	$2,608,794	$22,395,625

Option issued			1,283,801			-	1,283,801
Net income					8,780,500	-	8,780,500
Adjustment to statutory reserve				1,384,492	(1,384,492)		-
Foreign currency translation adjustments						1,992,939	1,992,939

BALANCE, September 30, 2008 (Unaudited)	21,434,942	$2,143	$10,672,106	$5,897,569	$13,279,314	$4,601,733	$34,452,865

The accompanying notes are an integral part of these statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,780,500	$7,600,857
Adjustments to reconcile net income to cash
provided by operating activities:
Minority Interest	2,323,205	1,762,462
Depreciation	914,575	611,020
Amortization	80,753	64,168
Loss on disposal of equipment	73,310	6,077
Stock-based compensation	1,283,801	-
Change in operating assets and liabilities:
Accounts receivable	(353,412)	1,491,832
Notes receivable	43,011	76,424
Other receivables	15,251	(604,324)
Inventories	(3,206,654)	(1,667,404)
Prepayments and deferred expenses	(355,012)	221,553
Accounts payable	72,681	277,185
Other payables and accrued liabilities	1,267,099	183,946
Customer deposits	383,703	200,832
Taxes payable	3,477,543	725,644
Contingent liability	(108,430)	-
Net cash provided by operating activities	14,691,924	10,950,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(3,154,996)	(6,377,620)
Additions to intangible assets	(9,620)	(233,537)
Proceeds from sale of equipment	53,078	26,199
Advances for potential acquisition	(1,463,000)
Advances on building, equipment and intangible assets purchases	(160,256)	(621,600)
Net cash used in investing activities	(4,734,794)	(7,206,558)

CASH FLOWS FINANCING ACTIVITIES:
Change in restricted cash	(338,353)	-
Repayments to shareholders	-	(134,095)
Proceeds from short term loans – bank	-	1,292,000
Payments on short term loans – bank	(716,850)	(2,593,000)
Payments on long term debt	-	(261,280)
Dividends paid to minority shareholder	(286,740)	(476,597)
Net cash used in financing activities	(1,341,943)	(2,172,972)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	598,736	284,751

INCREASE IN CASH	9,213,923	1,855,493

CASH, beginning of period	5,010,033	4,268,220

CASH, end of period	$14,223,956	$6,123,713

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$1,830,589	$1,086,987
Interest paid (net of capitalized interest)	$47,197	$128,879
Non-cash transactions
Accounts receivables in exchange for accrued liabilities	$887,720	$596,398

The accompanying notes are an integral part of these statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Note 1 – Organization background and principal activities

Principal Activities and Reorganization

China Biologic Products, Inc. (the “Company” or “CBP”) was originally incorporated in 1992 under the laws of the state of Texas as Shepherd Food Equipment, Inc. On July 18, 2006, the Company entered into a Share Exchange Agreement with Logic Express Ltd (“Logic Express”) and its stockholders. Upon the closing of the Share Exchange Agreement on July 19, 2006, Logic Express became a wholly-owned subsidiary of the Company

Logic Express was incorporated on January 6, 2006, in the British Virgin Islands.  Logic Express was established for the purpose of acquiring an 82.76% majority equity interest in Shandong Missile Biological Products Co., Ltd., which it acquired on April 17, 2006 and changed its name to Shandong Taibang Biological Products Co., Ltd. (“Shandong Taibang”) on February 27, 2007. As a result of the acquisition, Shandong Taibang became the Company’s indirect subsidiary.

The Company through its direct and indirect subsidiaries is principally engaged in the research, development, commercialization, manufacture and sale of human blood products to customers in the People’s Republic of China (the “PRC”).

Acquisition of assets from plasma stations

In the third quarter of 2006, Shandong Taibang, through its wholly owned plasma companies, entered into an asset transfer agreement with the Shandong Provincial government to acquire certain assets of five plasma stations in Shandong Province, for a total consideration of approximately $2,607,356 (approximately RMB 19.3 million).  The operating licenses of the plasma companies were effective as of January 1, 2007.

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

Establishment of distribution company

In September 2006, Shandong Taibang applied to establish a wholly owned subsidiary “Shandong Missile Medical Co., Ltd.” (“Shandong Medical”).  The registration of Shandong Medical was approved by the Shandong Provincial Department of Foreign Trade and Economic Cooperation on July 19, 2007.  Shandong Medical’s scope of business is the wholesale of biological products with a business license period of 25 years from the date of registration, with a registered capital of $384,600.

Establishment of new collection station in Guangxi

In June 2008, the Company received the approval from the Guangxi Province Bureau of Health to set up a new plasma collection station in Pu Bei County, Guangxi Province. The new plasma collection station will be located in the Centralized Industry Zone of Pu Bei County and when it becomes operational, it will replace CBP's existing Fang Cheng Plasma Collection Station (“Fang Cheng”). The Company's management decided to relocate Fang Cheng to a more strategic location to increase collection volumes. During the construction period, the existing Fang Cheng Plasma Station will still continue with its normal operations. With the approval of the Centralized Industry Zone of Pu Bei County, once Pu Bei station becomes operational, the Company hopes to expand its coverage area to secure higher collection volumes in the future.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Note 2 – Summary of significant accounting policies

The reporting entity

The Company’s consolidated financial statements reflect the activities of the parent and the following subsidiaries.

Subsidiaries	Incorporated in	Percentage Ownership
Logic Express Ltd.	British Virgin Islands	100.00%
Shandong Taibang Biologic Products., Ltd	PRC	82.76%
Xia Jin Plasma Company	PRC	82.76%
He Ze Plasma Company	PRC	82.76%
Yang Gu Plasma Company	PRC	82.76%
Zhang Qiu Plasma Company	PRC	82.76%
Qi He Plasma Company	PRC	82.76%
Huan Jiang Plasma Company	PRC	82.76%
Fang Cheng Plasma Company	PRC	66.21%
Shandong Missile Medical Company	PRC	82.76%
Pu Bei Plasma Company	PRC	82.76%

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and amounted to $4,601,733 and $2,608,794 as of September 30, 2008 and December 31, 2007, respectively.  The consolidated balance sheet amounts, with the exception of equity at September 30, 2008 and December 31, 2007, were translated at RMB6.84 to $1.00 and RMB7.29 to $1.00, respectively.  The equity accounts were stated at their historical rate.  The average translation rates applied to consolidated statements of income and cash flow for the nine months ended September 30, 2008 and 2007 were RMB6.97 and RMB7.65, respectively.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

Revenue recognition

The Company recognizes revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which are generally considered to be met upon delivery and acceptance of products at the customer site.  As a policy, the Company does not accept any product returns and based on our records, product returns, if any, are immaterial.  Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”).  All products produced by the Company and sold in the PRC are subject to a Chinese VAT at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government. Products distributed by Shandong Medical are subjected to a 17% VAT.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $12,468 and $26,298 for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, costs totaled $34,004 and $87,869, respectively.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

Concentration of risk

The Company's operations are carried out in the PRC and are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.  The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and Hong Kong. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in state-owned banks at September 30, 2008 and December 31, 2007 amounted to $13,897,774 and $4,814,991, respectively, none of which are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s major product, human albumin: - 20%/10ml, 20%/25ml and 20%/50ml, accounted for 58.3% and 61.9% of total revenues, for the three months ended September 30, 2008 and 2007, respectively, and 58.0% and 69.3% of total revenues, for the nine months ended September 30, 2008 and 2007, respectively.  If the market demands for human albumin cannot be sustained in the future or if the price of human albumin decreases, it would adversely affect the Company’s operating results.

All of the Company’s customers are located in the PRC.  As of September 30, 2008 and December 31, 2007, the Company had no significant concentration of credit risk, except for the amounts due from related parties. There were no customers that individually comprised 10% or more of the revenue during the nine months ended September 30, 2008 and 2007, respectively. No individual customer represented more than 10% of gross trade accounts receivable at December 31, 2007, and only one customer accounted for 11% of gross trade accounts receivable at September 30, 2008.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

The Company’s top three vendors comprised 32.7% and 52.2%, respectively, of the Company’s purchases for the three months ended September 30, 2008 and 2007. The Company’s top three vendors comprised 41.5% and 41.2%, respectively, of the Company’s purchases for the nine months ended September 30, 2008 and 2007. Accounts payable to these vendors amounted $112,672 and $281,209 as of September 30, 2008 and December 31 2007, respectively.

Restricted Cash

Restricted cash represents a bank balance that was frozen by court order in connection with the Bobai County law suit (discussed at Note 8 below) and is expected to remain unavailable until that case is resolved.

Accounts receivable

The Company’s business operations are conducted in the PRC.  During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  Known bad debts are written off against allowance for doubtful accounts when identified.  Trade accounts receivable at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
Trade accounts receivable	$1,829,618	$1,555,641
Less: Allowance for doubtful accounts	(1,221,956)	(1,238,772)
Total	$607,662	$316,869

The activity in the allowance for doubtful accounts for trade accounts receivable for the nine months ended September 30, 2008 and the year ended December 31, 2007 is as follows:

	September 30, 2008 (Unaudited)	December 31, 2007
Beginning allowance for doubtful accounts	$1,238,772	$1,131,209
Additional charged to bad debt expense	-	221,813
Recovery of amount previously reserved	(89,280)	-
Write-off charged against the allowance	-	(188,891)
Foreign currency translation adjustment	72,464	74,641
Ending allowance for doubtful accounts	$1,221,956	$$1,238,772

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

Inventories

Inventories are stated at the lower of cost or market using the weighted average basis and consist of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008 (Unaudited)	December 31, 2007
Raw materials	$5,768,096	$3,841,595
Work-in-process	4,186,395	4,068,389
Finished goods	3,460,602	1,595,090
Total	$13,415,093	$9,505,074

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.  As of September 30, 2008 and December 31, 2007, the Company has determined that no reserve is necessary.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. Depreciation expense for the three months ended September 30, 2008 and 2007 amounted to $334,821 and $184,210 respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 amounted to $914,575 and $611,020, respectively.

Estimated useful lives of the assets are as follows at September 30, 2008 and December 31, 2007:

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

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of September 30, 2008, there were no impairments of its long-lived assets.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

Plant and equipment consist of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
Buildings and improvements	$5,542,056	$4,525,589
Machinery and equipment	12,563,256	8,201,720
Furniture, fixtures, and office equipment	1,153,935	768,197
Total depreciable assets	19,259,247	13,495,506
Accumulated depreciation	(2,886,939)	(1,840,197)
	16,372,308	11,655,309
Construction in progress	2,254,749	3,778,815
Total	$18,627,057	$15,434,124

Interest expense of $0 and $13,926 was capitalized into construction in progress for the three months ended September 30, 2008 and 2007, respectively. Interest expense of $0 and $36,862 was capitalized into construction in progress for the nine months ended September 30, 2008 and 2007, respectively.

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

Intangible assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying value has become impaired.  The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations.  The Company also re-evaluates the years of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of September 30, 2008, the Company expects these assets to be fully recoverable.

Total amortization expense for the three months ended September 30, 2008 and 2007 amounted to $27,561 and $40,482, respectively. Amortization expense for the nine months ended September 30, 2008 and 2007 amounted to $80,753 and $64,168, respectively.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

Intangible assets consisted of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
Land use rights	$843,279	$819,937
Permits and licenses	388,646	326,983
Blood donor network	2,341	5,621
Software	44,305	28,892
Totals	1,278,571	1,181,433
Accumulated amortization	(373,824)	(265,559)
Intangible assets, net	$904,747	$915,874

Revenues

The Company’s revenues are primarily derived from the manufacture and sale of human blood products.  The Company’s revenues by significant types of product for the three months and nine months ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2008	2007	2008	2007
Human Albumin – 20%/10ml, 20%/25ml and 20%/50ml	$8,049,853	$5,535,508	$19,463,172	$17,632,809
Human Hepatitis B Immunoglobulin	1,321,667	688,616	2,909,204	1,410,319
Human Immunoglobulin for Intravenous Injection	2,705,502	995,990	6,427,129	1,759,926
Human Rabies Immunoglobulin	883,242	1,358,629	2,526,634	3,776,026
Human Tetanus Immunoglobulin	472,769	355,169	1,337,690	792,686
Others	366,882	4,274	910,935	70,331
Totals	$13,799,915	$8,938,186	$33,574,764	$25,442,097

Research and development costs

Research and development costs are expensed as incurred.

Retirement and other post retirement benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to the statement of operations as and when the related employee service is provided.

Product liability

The Company’s products are covered by product liability insurance of approximately $2,926,000 (RMB 20,000,000).  For the nine months ended September 30, 2008 and 2007, no claim on the insurance policy was filed.

Government grants

The Company’s subsidiary, Shandong Taibang, is entitled to receive grants from the PRC municipal government due to its operation in the high- and new technology business sector.  For the nine months ended September 30, 2008 and for the year ended December 31, 2007, Shandong Taibang received non-refundable grants of $68,761 and $257,415, respectively, from the PRC municipal government.  Grants received from the PRC municipal government can be used for enterprise development and technology innovation purposes.  The government grants received during the 2008 and 2007 periods were recognized in the statement of operations of the Company as an offset to Research and Development expenses as they were earmarked or as a reduction of cost of the assets acquired.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

Income taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes.  Since the Company had no operations within the United States there is no provision for US taxes and there are no deferred tax amounts at September 30, 2008 and December 31, 2007. In July, 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return.  FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.  FIN 48 became effective at the beginning of 2007 and had no impact on the Company’s consolidated financial statements.

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

SEPTEMBER 30, 2008

(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of adoption of EITF No. 07-5 on the Company’s consolidated financial statements.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the quarter ended September 30, 2008.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications have no effect on net income or cash flows.

Note 3 – Related party transactions

The material related party transactions undertaken by the Company with related parties during the nine months ended September 30, 2008 and the year ended December 31, 2007 are presented as follows:

Amount Due from	Purpose	September 30, 2008 (Unaudited)	December 31, 2007
Minority shareholder of subsidiary (1)	Advances	$308,324	$290,307
Minority shareholder of subsidiary (2)	Prepayment for assets	551,112	516,456

Amount Due to	Purpose	September 30, 2008 (Unaudited)	December 31, 2007
Minority shareholder of subsidiary (3)	Loan	$771,169	$722,674

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Note 3 – Related party transactions (continued)

(1) The Company advanced $308,324 in cash to a minority shareholder of one of the Company’s plasma companies as of September 30, 2008 as short term advance. The advance was unsecured, non-interest bearing and is expected to be repaid either in the form of cash or services in business expansion in the region by January 2009.

(2) The Company prepaid $551,112 to a minority shareholder of one of the plasma companies as of September 30, 2008.  The prepayment is for the purpose of acquiring certain assets. Assets are expected to be received by January 2009.

(3) As of September 30, 2008 and December 31, 2007, the Company borrowed an aggregate of $771,169 and $722,674, respectively, from its minority shareholder, Shandong Institute, for working capital purposes. The Company is required to repay the loan in cash due by August 2009, with an annual interest rate of 6%.

Note 4 – Prepayments and deferred expense

Prepayments and deferred expense represent partial payments for deposits on raw material purchases and prepayment for insurance expenses and amounted to $510,334 and $138,756 as of September 30, 2008 and December 31, 2007, respectively.

Long term prepayments represent partial payments or deposits on plant and equipment and intangible assets purchases, and potential acquisition and amounted to $2,415,631 and $711,459 as of September 30, 2008 and December 31, 2007, respectively.

Note 5 – Debt

Short term loans

Short term loans represent renewable loans due to various banks which are normally due within one year.

The Company’s short term bank loans as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
Bank loans, secured by buildings and land use rights, due on February 25, 2008	$-	$685,500
Totals	$-	$685,500

The short-term bank loans bear an interest of 6.12% as of December 31, 2007.

The loan balance as of December 31, 2007 was secured by buildings and land use rights with carrying values as follows:

	September 30, 2008 (Unaudited)	December 31, 2007
Buildings	$-	$1,369,831
Land use rights	-	387,989
Totals	$-	$1,757,820

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Note 5 – Debt (continued)

Other payables and accruals

Other payables and accruals consist of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
Other payables	$919,268	$664,195
Accruals for salaries and welfare	522,809	184,942
Accruals for RTO expenses	245,657	245,658
Accruals for selling expenses	887,027	104,753
Others	-	520
Total	$2,574,761	$1,200,068

Other payable - land use rights

In July 2003, Shandong Taibang obtained certain land use rights from the PRC municipal government. Shandong Taibang is required to make payments totaling approximately $20,313 (RMB 138,848) per year to the local state-owned entity, for the 50-year life of the rights or until Shandong Biologic Institute completes its privatization process. The Company recorded “land use rights” equal to “other payable – land use rights” totaling $324,907 and $305,571 as of September 30, 2008 and December 31, 2007, respectively, determined using present value of annual payments over 50 years.

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

For the three months ended September 30,

	September 30, 2008 (Unaudited)	September 30, 2007 (Unaudited)

Net income for earnings per share	$4,478,546	$2,258,514

Weighted average shares used in basic computation	21,434,942	21,434,942
Diluted effect of warrants and options	69,687	-
Weighted average shares used in diluted computation	21,504,629	21,434,942

Earnings per share:
Basic	$0.21	$0.11
Diluted	$0.21	$0.11

For the three months ended September 30, 2008, 1,284,000 warrants were included in the calculation of diluted earnings per share and 937,500 options were excluded from the calculation because of their antidilutive nature.

For the three months ended September 30, 2007, 1,284,000 warrants were excluded from the calculation because of their antidilutive nature.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Note 6 - Earnings per share (continued)

For the nine months ended September 30,

	September 30, 2008 (Unaudited)	September 30, 2007 (Unaudited)

Net income for earnings per share	$8,780,500	$7,600,857

Weighted average shares used in basic computation	21,434,942	21,434,942
Diluted effect of warrants and options	278,228	-
Weighted average shares used in diluted computation	21,713,170	21,434,942

Earnings per share:
Basic	$0.41	$0.35
Diluted	$0.40	$0.35

For the nine months ended September 30, 2008, 1,284,000 warrants were included in the calculation of diluted earnings per share and 937,500 options were excluded from the calculation because of their antidilutive nature.

For the nine months ended September 30, 2007, 1,284,000 warrants were excluded from the calculation because of their antidilutive nature.

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

SEPTEMBER 30, 2008

(Unaudited)

Note 7 – Income taxes (continued)

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

The local government granted the Company tax exemption for purchases of locally manufactured equipment for the fiscal years ended December 31, 2003 through 2007.  During the third quarter of 2008, the Company received a tax rebate for the amount of $319,095 (RMB 2,181,102) for the Company’s reinvestment of its dividends back into Shandong Taibang at the end of our fiscal year 2007.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months and nine months ended September 30, 2008 and 2007:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
U.S. Statutory rates	35.0%	35.0%	35.0%	35.0%
Foreign Income	(35.0)	(35.0)	(35.0)	(35.0)
China Tax rates	25.0	33.0	25.0	33.0
China income tax exemption	-	(18.0)	-	(18.0)
Effective income tax rates	25.0%	15.0%	25.0%	15.0%

The estimated tax savings due to the tax exemption for the three months ending September 30, 2008 and 2007 amounted to $0 and $947,841, respectively.  The net effect on earnings per share if the income tax had been applied would decrease both basic and diluted earnings per share for the three months ended September 30, 2008 and 2007 by $0 and $0.05, respectively.

The estimated tax savings due to the tax exemption for the nine months ending September 30, 2008 and 2007 amounted to $0 and $2,219,530, respectively.  The net effect on earnings per share if the income tax had been applied would decrease the basic earnings per share for the nine months ended September 30, 2008 and 2007 by $0 and $0.10, respectively.   Such effect would decrease the diluted earnings per share for the nine months ended September 30, 2008 and 2007 by $0 and $0.10, respectively.

Value added tax

VAT on sales amounted to $903,665 and $568,703 for the three months ended September 30, 2008 and 2007, respectively. VAT on sales amounted to $2,192,304 and $1,626,299 for the nine months ended September 30, 2008 and 2007, respectively. Sales are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
VAT tax payable	$377,042	$168,369
Income tax payable	3,536,459	187,924
Others miscellaneous tax payable	45,720	28,495
Totals	$3,959,221	$384,788

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Note 8 – Commitments and contingent liabilities

Capital and lease commitments

The Company’s wholly owned subsidiary, Qi He, entered into a lease agreement on April 26, 2007, with the Zhang Bo Shi Village in Qi He County, Shandong Province, to lease land use rights for a period of 50 years.  The annual lease amount is approximately $4,556 (RMB 31,144) with no early termination penalty.

The Company’s wholly owned subsidiary, Zhang Qiu, entered into a lease agreement on April 1, 2008, with the Zhang Qiu Red Cross Blood Center, to lease land use rights and the use building and equipment for a period of 10 years.  The annual lease payment is approximately $1,463 (RMB 10,000) with no early termination penalty.

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to SFAS 13, “Accounting for leases.” Capital commitments outstanding as of September 30, 2008 were as follows:

Fiscal year	2008	2009	2010	2011	2012	Thereafter
Property and equipment,	$532,416	$-	$-	$-	$-	$-
Lease	1,505	6,019	6,019	6,019	6,019	215,640
Total	$533,921	$6,019	$6,019	$6,019	$6,019	$215,640

For the three months ended September 30, 2008 and 2007, total rent expense amounted to $1,451 and $0, respectively. For the nine months ended September 30, 2008 and 2007, rent expense amounted to $19,507 and $0, respectively.

Contingencies

In the normal course of business, the Company is exposed to claims related to the manufacture and use of the Company’s products, but currently the Company is not aware of any such claim.

Legal proceedings

Misuse of Company Seal

In July 2006, one of the Company’s sales employees misappropriated goods and resold them to other parties using a counterfeit Company seal. The amount involved was approximately $0.15 million (RMB1.16 million). The incident was revealed during a routine reconciliation of account receivables.  The Company reported the misappropriation to the police and the employee was arrested and criminal charges were brought against him. To date, the Company recovered approximately $0.05 million (cash of RMB 350,000 and goods valued at approximately RMB30,000). The balance will be recouped on or before the end of 2008, pursuant to a financial guarantee and repayment agreement between the Company and the employee, witnessed by officials at the Taian City Police Station.

Transfer of Equity Interests

Mr. Zu Ying Du was one of the original equity holders in the Company’s operating subsidiary, Shandong Taibang.  Pursuant to a joint venture agreement, among the original equity holders, Mr. Du was obligated to make a capital contribution of RMB 20 million (or approximately $2.6 million) for a 25% interest in Shandong Taibang.   Mr. Du made this contribution using funds borrowed from the Beijing Chen Da Technology Investment Company (“Beijing Chen Da”).  However, Mr. Du failed to repay Beijing Chen Da for its loan of the capital contribution amount.  In 2004, Beijing Chen Da sued Mr. Du for repayment of the loan and obtained a judgment against him.  Subsequently, Beijing Chen Da entered into an equity transfer agreement with Mr. Du’s agent, pursuant to which Mr. Du’s 25% equity interest in Shandong Taibang was transferred to Beijing Chen Da as repayment of the $2.6 million debt.  On June 10, 2005, Beijing Chen Da sold its equity interests in Shandong Taibang to Up-Wing pursuant to a share transfer agreement, which became effective on September 2, 2005, upon approval by the Shandong Provincial Department of Foreign Trade and Economic Cooperation, or the Shandong COFTEC.  In March 2006, Up-Wing sold its equity interests in Shandong Taibang to Logic Express, the Company’s subsidiary.  In addition, Missile Engineering, another original equity holder wholly controlled by Mr. Du, was obligated to contribute RMB 32.8 million (or approximately $4.2 million) for a 41% interest in Shandong Taibang by means of cash, equipment and technical know-how. It was obligated to obtain a certificate and license of its technical know-how from the State within a stipulated period in order to be recognized as valid capital contribution.  Otherwise, a cash payment was required. The technical know-how was valued as RMB26.4 million (or approximately $3.4 million).  However, Missile Engineering failed to obtain the certificate and license within the stipulated period.  Pursuant to a stockholders resolution on September 26, 2004, Missile Engineering agreed to sell its 41% interest in Shandong Taibang to Up-Wing and Up-Wing agreed to take up the obligation of Missile Engineering to pay the RMB26.4 million in Cash.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Note 8 – Commitments and contingent liabilities (continued)

Mr. Du and Missile Engineering subsequently challenged the validity of the 25% equity transfer agreement with Beijing Chen Da and the 41% share transfer to Up-Wing alleging improper use of a power of attorney by his brother and agent, Haishan Du (“Haishan”). In 2006, Missile Engineering, applied for arbitration before CIETAC, in accordance with the terms of the joint venture agreement, to challenge the effectiveness of the transfer of the shares he formerly owned in Shandong Taibang; however, Missile Engineering later voluntarily withdrew this application.  Missile Engineering then applied to the Shandong COFTEC for administrative reconsideration of the equity transfer but his application was rejected.  Mr. Du subsequently sued Haishan in Hubei province alleging that, during Mr. Du’s absence from September 2004 to May 2005, Haishan took certain corporate actions, including transferring Missile Engineering's 41% equity interest in Shandong Taibang to Up-Wing, and transferring Mr. Du's 25% equity interest in Shandong Taibang to Beijing Chen Da, that were outside the scope of his authorization.  On August 6, 2007, the court in Hubei held that the power of attorney was valid, but that the transfer agreements signed by Haishan are invalid because their execution and delivery were beyond the scope of Haishan’s authority under the power of attorney.  Thereafter, Missile Engineering commenced an administrative proceeding against the Shandong COFTEC alleging that it wrongfully approved the equity transfer.  This administrative proceeding is still pending.

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

Bobai County Collection Station

In January 2007, the Company’s PRC subsidiary, Shandong Taibang, advanced $210,672 (RMB1.6 million) to Feng Lin, the 20% minority shareholder in Fang Cheng Plasma Company, the Company’s majority owned subsidiary, for the purpose of establishing or acquiring a plasma collection station.  Mr. Lin and Shandong Taibang intended to establish the Bobai Kangan Plasma Collection Co., Ltd. (“Bobai”) in Bobai County, Guangxi and on January 18, 2007, Shandong Taibang signed a letter of intent to acquire the assets of the Bobai Plasma Collection Station, which was co-owned by Mr. Lin and Mr. Keliang Huang.  However, in January 2007, Hua Lan Biological Engineering Co., Ltd. (“Hua Lan”) filed suit in the District Court of Hong Qi District, Xin Xiang City, Henan Province, alleging that Feng Lin, Keliang Huang and Shandong Taibang established and/or sought to operate the Bobai Plasma Collection Station using a permit for collecting and supplying human plasma in Bobai County, that was originally granted to Hua Lan by the government of the Guangxi region, without Hua Lan’s permission.  The establishment and registration of Bobai was never realized as a result of this law suit.  On January 29, 2007, on Hua Lan’s motion, the District Court entered an order to freeze funds in the amount of approximately $386,100 (RMB3,000,000) held by the defendants in the case, including approximately $65,750 (RMB500,000) in funds held in Shandong Taibang’s bank account in Taian City. A hearing was held on June 25, 2007 and judgment was entered against the defendants along with a $226,780 (RMB1,700,000) joint financial judgment.  The Company appealed the District Court judgment to the Henan Province High Court.  In November 2007, the High Court affirmed the judgment against the three defendants and increased the amount of the joint financial judgment to approximately $405,954 (RMB3,000,000).

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Note 8 – Commitments and contingent liabilities (continued)

In January 2008, Hua Lan enforced the judgment granted by the High Court to freeze the Company’s bank accounts. Shandong Taibang has filed a separate action against Hua Lan before the Taian City District Court to seek recovery of any losses in connection with Hua Lan’s claim and to request that the Taian City District Court preserve Hua Lan's property or freeze up to approximately $411,300 (RMB 3 million) of Hua Lan’s assets to secure the return of such funds to the Company. The intermediate court in Taian City accepted the application on February 14, 2008 but the matter is still pending.  Pending the outcome of the proceedings, Shandong Taibang increased its loss contingency reserve during its fourth quarter of 2007 from approximately $75,593 (RMB566,667) to $133,400 (RMB1,000,000) to cover its share of the enforcement of this judgment.  As of September 30, 2008, an amount of approximately $105,289 (RMB 719,679) has been withdrawn from Shandong Taibang’s account to cover a portion of the judgment, leaving a balance of approximately $41,011 in contingency reserve, and approximately $345,268 (RMB 2,360,000) has been frozen and is expected to remain unavailable until the action is resolved.

In light of the foregoing, it is unlikely that the Company’s planned acquisition of the assets of Bobai will go forward.

Note 9 – Warrants and options

Warrants

The Company’s warrants are accounted for as equity under SFAS 133 and EITF 00-19.  The warrant activity is as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
December 31, 2006	1,284,000	1,284,000	$2.84	4.55
Granted
Forfeited
Exercised
September 30, 2007	1,284,000	1,284,000	$2.84	3.80
Granted
Forfeited
Exercised
December 31, 2007	1,284,000	1,284,000	$2.84	3.55
Granted
Forfeited
Exercised
September 30, 2008	1,284,000	1,284,000	$2.84	2.80

Options

On May 9, 2008, the Company adopted the 2008 Equity Incentive Plan, which provides up to 5,000,000 shares of Company’s Common Stock to be made available to employees and directors at various prices as established by the Board of Directors of the Company.  On May 9, 2008, the Company granted options to purchase an aggregate of 937,500 shares of the Company’s common stock under the 2008 Plan to certain directors and employees, pursuant to stock option agreements between the Company and each of these directors or employees.  The options have an exercise price of $4.00 per share, will vest immediately vest and will expire on June 1, 2018. On July 24, 2008, the Company granted options to purchase an aggregate of 60,000 shares of the Company’s common stock under the 2008 plan to its three independent directors.  These options have an exercise price of $4.00 per share and 30,000 shares will be vested on January 24, 2009 and the remaining 30,000 shares will be vested on July 24, 2009, with the expiration date of July 24, 2018.  As of September 30, 2008, there were 4,002,500 shares available under the plan.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Note 9 – Warrants and options (continued)

The fair value of each option granted on May 9, 2008 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Risk-free interest rate	3.56%
Expected life (in years)	5
Weighted average expected volatility	59.4%

The fair value of each option granted on July 24, 2008 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Risk-free interest rate	3.56%
Expected life (in years)	5
Weighted average expected volatility	81.2%

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on our current and expected dividend policy. The value of the options was based on the Company’s common stock price on the date the options were granted. Because the Company does not have a history of employee stock options, the Company utilized the short cut method to estimate the life of the options which is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. For the three and nine months ended September 30, 2008, the Company expensed $20,613 and $1,283,801, respectively, in compensation expense during the period.  The options are accounted for as equity under SFAS 133 and EITF 00-19.The options activity is as follows:

			Weighted	Average
	Options	Options	Average	Remaining
	Outstanding	Exercisable	Exercise Price	Contractual Life
December 31, 2006	-	-	$-	-
Granted
Forfeited
Exercised
December 31, 2007	-	-	$-	-
Granted	997,500	937,500	4.00	10.00
Forfeited
Exercised
September 30, 2008	997,500	937,500	$4.00	9.68

The Company’s options had no intrinsic value as of September 30, 2008.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Note 10 – Statutory reserves (continued)

Reserve fund

For the nine months ended September 30, 2008 and 2007, the Company transferred $692,246 and $525,590, respectively, to the surplus reserve fund. Amounts represent 10% of the net income determined in accordance with PRC accounting rules and regulations.  The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise expansion fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. For the nine months ended September 30, 2008 and 2007, the Company transferred $692,246 and $525,590, respectively, to the fund.  Amounts represent 10% of the net income determined in accordance with PRC accounting rules and regulations.

Note 11 – Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees.  All permanent employees are entitled to an annual pension equal to their basic salaries at retirement.  The PRC government is responsible for the benefit liability to these retired employees.  The Company is required to make contributions to the state retirement plan at 20% of the monthly base salaries of the current employees.  For the three months ended September 30, 2008 and 2007, the Company made pension contributions in the amount of $100,702 and $140,119, respectively, and $346,443 and $274,347 for the nine months ended September 30, 2008 and 2007, respectively.

Note 12 – Subsequent event

On September 26, 2008, Logic Express Limited (“Logic Express”), a wholly-owned BVI subsidiary of the Company, entered into an Equity Transfer Agreement with Fan Shaowen, Chen Aimin, Chen Aiguo and Yang Gang for the purchase of a total of a 90% equity interest in Chongqing Dalin Biologic Technologies Co., Ltd., a PRC limited liabilities company, for a price of approximately $28,440,720 (RMB 194,400,000).

On October 10, 2008, Shandong Taibang entered into an Equity Transfer Agreement with Mr. Fan Qingchun, a PRC citizen holding 35% of the equity interest in Xi’an Huitian Blood Products Co., Ltd., a PRC limited liabilities company, for a price of approximately $6,437,200 (RMB 44,000,000).The Company has made a prepayment of approximately $1,463,000(RMB10,000,000) on this potential acquisition in September 2008.

On October 28, 2008, Shandong Taibang entered into a loan agreement with China Bank of Communications, Taian Branch,  to borrow approximately $5,852,000 (RMB 40,000,000) for its working capital needs.  The loan bears a fixed interest rate of 7.02% per annum and will mature on August 3, 2010 and there is no early payment penalty.  The loan is secured by Shandong Taibang’s land use rights and a building located in Taian, Shandong Province, PRC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital that is necessary to fund our operations and our expansion, including our intended acquisitions, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties, including, the factors mentioned in the "risk factors" section of our Annual Report on Form 10-K for the year ended December 31, 2007, and any other risks mentioned in this Form 10-Q or in our other reports filed with the Securities Exchange Commission, or SEC, since the filing date of our Annual Report on Form 10-K for the year ended December 31, 2007. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in the forward looking statements. We undertake no responsibility or obligation to publicly update these forward looking statements; but may do so in the future in written or oral statements.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q, or this Report, to:

  "China," "State," and "PRC" are references to the People’s Republic of China;

  "China Biologic," the "Company," "we," "us," or "our," are references to the combined business of China Biologic Products, Inc., a publicly-held, non-operating holding company with headquarters in China (formerly, GRC Holdings, Inc.), and its wholly-owned subsidiary, Logic Express, Logic Express’ 82.76% majority-owned subsidiary Shandong Taibang and Shandong Taibang’s wholly-owned subsidiaries:

    the Xia Jin Plasma Company;

    the Qi He Plasma Company;

    the He Ze Plasma Company;

    the Huan Jiang Plasma Company;

    the Yang Gu Plasma Company;

    the Zhang Qiu Plasma Company;

    the Shandong Medical Company, and

    Shandong Taibang’s 80%-owned subsidiary, the Fang Cheng Plasma Company;

  the "Exchange Act" are to the Securities Exchange Act of 1934, as amended;

  "Logic Express" are to Logic Express Limited, a British Virgin Islands company

  "RMB" are to Renminbi, the legal currency of China;

  "Securities Act" are to the Securities Act of 1933, as amended;

  "Shandong Taibang" are to Shandong Taibang Biological Products Co. Ltd.,a sino-foreign joint venture incorporated in China; and

  "U.S. dollar," and "$" are to the legal currency of the United States.

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

Our industry is competitive and subject to numerous governmental regulations.  Retail prices of certain of our biopharmaceutical products in the PRC are subject to the control of the relevant State and provincial price administration authorities.  The actual price for any given price-controlled product set by manufacturers, wholesalers and retailers cannot exceed the price ceiling imposed in accordance with the applicable government price control rules.  Only those pharmaceutical products which are included in the Insurance Catalogue administered at the State or provincial level are subject to price control.

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

Recent Developments

Proposed Acquisition of Equity Interest in Dalin and Huitian

Dalin Acquisition

On September 26, 2008, we agreed to acquire a 90% controlling interest in Chongqing Dalin Biologic Technologies Co., Ltd., or Dalin, for a purchase price of RMB 194,400,000 (approximately $28.4 million). Dalin owns 54% of the equity interest in Qianfeng Biological Products Co., Ltd., or Qianfeng, one of the largest plasma-based biopharmaceutical companies in China, located in Guiyang, Guizhou Province. The transaction is expected to close within two months, subject to the satisfactory completion of financial and legal due diligence investigations on Dalin and Qianfeng.

Qianfeng is one of the largest plasma-based biopharmaceutical companies in China and is the only manufacturer currently operating in Guizhou Province.  With a population of 39 million, Guizhou Province has historically produced the highest volumes of plasma collection in China, because a higher proportion of its population has been willing to engage in the collection process.  Guizhou Province has a total of 19 plasma collection stations in operation, collecting approximately 1,200 tons of plasma supply every year.  Qianfeng owns 7 of these plasma collection stations, of which 6 are currently in operation and collecting approximately 250 tons of plasma supply per year, with an annual capacity of 400 tons.  We intend to employ more advanced collection techniques at these stations to improve yields and generate additional plasma supply.

We believe that Qianfeng currently controls approximately 9.5% of the market for plasma-based biopharmaceutical products in China. Qianfeng is in compliance with Good Manufacturing Practices, or GMP, standards, and has been approved by the PRC’s State Food and Drug Administration or the SFDA to produce six types of plasma-based products including Human Albumin, Human Immunoglobulin, Human Intravenous Immunoglobulin, Human Hepatitis B Immunoglobulin, Human Tetanus Immunoglobulin and Human Rabies Immune Globulin.

Huitian Acquisition

On October 10, 2008, our indirect majority owned subsidiary, Shandong Taibang entered into an agreement to acquire 35% of the equity interest in Xi’an Huitian Blood Products Co., Ltd. ,or Huitian, a biopharmaceutical company based in Xi’an, Shaanxi Province, from Mr. Fan Qingchun, a PRC citizen, for an aggregate purchase price of RMB 44,000,000 (approximately $6.44 million). The transaction is expected to be completed within two months.

Huitian is a manufacturer of plasma-based biopharmaceutical products in Shaanxi Province and is one of only 32 such manufacturers in China who are government approved. Shaanxi Province, which has a population of 37 million, has had a historically high collection volume with approximately ten plasma collection stations in operation, collecting approximately 300 tons of plasma supply each year.  Only four of the collection stations in Shaanxi Province are government approved and three of these are owned by Huitian. Huitian produces about 80 tons of plasma-based products per year and has 200 tons of annual production capacity. Huitian believes that it currently controls approximately 1.2% of the market for plasma-based biopharmaceutical products in China, a factor which we believe provides strong long-term growth potential.

Huitian is in compliance with GMP standards and it is also approved by the SFDA for the production of Human Albumin, Human Immunoglobulin, Human Immunoglobulin for Intravenous Injection, and Human Hepatitis B Immunoglobulin products.

Overview of Business Operations in the Third Fiscal Quarter of 2008

During the fiscal quarter ended September 30, 2008, our revenues were derived primarily from the sale of our approved human albumin and immunoglobulin products.  Our revenues increased 54.4%, or $4,861,729, to $13,799,915 during the fiscal quarter ended September 30, 2008, compared to revenues of $8,938,186 for the same period in 2007.  Our approved human albumin products accounted for 58.3% of our revenues during the third fiscal quarter of 2008.

We will continue to meet challenges and secure our market position by enhancing our existing products, introducing new products to meet customer demand, delivering quality products to our customers in a timely manner and maintaining our established industry reputation.

Third Quarter of 2008 Financial Performance Highlights

We continued to experience strong demand for our products during the three months ended September 30, 2008 which resulted in growth in our revenue. The following are some financial highlights for the three months ended September 30, 2008:

•

Revenue: Revenue increased $4,861,729, or 54.4%, to $13,799,915 for the three months ended September 30, 2008, from $8,938,186 for the same period in 2007.

•

Income from operations: Income from operations increased $3,474,895, or 97.3%, to $7,046,322 for the three months ended September 30, 2008, from $3,571,427 for the same period in 2007.

•

Net income: Net income increased $2,220,032, or 98.3%, to $4,478,546 for the three months ended September 30, 2008, from $2,258,514 for the same period in 2007.

•

Fully diluted net income per share: Fully diluted net income per share was $0.21 for the three months ended September 30, 2008, as compared to $0.11 for the same period in 2007.

Provision for Income Taxes

•

United States:  We are subject to United States, or U.S., federal income tax at a tax rate of 34%. No provision for income taxes in the United States was made since we had no U.S. taxable income in the third quarter of 2008.

•

British Virgin Islands:  Logic Express, our wholly owned subsidiary is not subject to income taxes under current BVI law.

•

China:  Before the implementation of the enterprise income tax, or EIT, law (as discussed below), Foreign Invested Enterprises, or FIEs, established in the PRC were generally subject to an EIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax.  On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. As a result, commencing January 1, 2008, nearly all FIEs are subject to the new tax rate alongside their domestic counterparts and will no longer benefit from preferential treatments under the old tax laws applicable to FIEs. Despite these pending changes, the EIT Law gives FIEs that were established before March 16, 2007, the Old FIEs, such as our 82.76%-owned subsidiary Shandong Taibang, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25%.

As a sino-foreign joint venture company, Shandong Taibang has been granted a preferential tax holiday by the Tax Bureau of the PRC as of 2003.  Accordingly, Shandong Taibang is entitled to tax concessions from 2003 whereby the profit for the first two financial years beginning with the first profit-making year is exempt from income tax in the PRC, and the profit for each of the subsequent three financial years is taxed at 50% of the prevailing state income tax rate. Local income tax of 3% is exempted for five years starting from the first profit-making year.  Shandong Taibang will be allowed the benefits of tax holidays under the grandfather treatment over a five-year transition period, and the applicable income rate will be 25% after the tax holiday.  According to the PRC’s central government policy, new or high technology companies will enjoy preferential tax treatment of 15%, instead of 25%.  Shandong Taibang is in the process of applying to the local tax authority for this concessionary tax treatment.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenues and key components of our revenue for the periods indicated in dollars.

	Three Months Ended September 30,		Increase (Decrease)	% Increase (% Decrease)
	2008	2007
Revenue	$13,799,915	$8,938,186	$4,861,729	54.4%
Cost of Revenue	4,138,077	2,281,280	1,856,797	81.4%
Gross Profit	9,661,838	6,656,906	3,004,932	45.1%
Gross Profit as a percentage of revenue	70.0%	74.5%	(4.5%)
Operating Expenses	2,615,516	3,085,479	(469,963)	(15.2%)
Other expense	36,102	138,969	(102,867)	(74.0%)
Provision for Taxes	1,572,816	560,030	1,012,786	180.8%
Net income before minority interests	$5,437,404	$2,872,428	$2,564,976	89.3%

Revenues.  Our revenues are derived primarily from the sales of human albumin and various types of immunoglobulin. Our revenues increased 54.4%, or $4,861,729, to $13,799,915 during the three months ended September 30, 2008, compared to revenues of $8,938,186 for the three months ended September 30, 2007.  The increase in revenues during the third quarter of 2008 is primarily attributable to a general increase in prices of plasma based products together with foreign exchange translation benefits. Almost all of our products experienced a price increase of approximately 22.4%, weighted average, period to period, which was offset by the decrease in the sales volume of two of our products, human tetanus immunoglobulin and human rabies immunoglobulin. The decrease in sales volume, as compared to the same period in 2007, is due primarily to the availability of these special immunoglobulin products in inventory. Foreign exchange translation accounted for a 13.7% increase in revenues, period to period, while our revenues increased in by 40.7%, excluding foreign exchange impact, as compared to the same period in 2007.

Cost of Revenues.  For the three months ended September 30, 2008, our cost of revenues increased to $4,138,077, from $2,281,280 for the three months ended September 30, 2007, an 81.4% increase. Foreign exchange translation accounted for a 16.4% increase in revenues, period to period, while our cost increased in RMB terms by 68.6%, as compared to the same period in 2007. As a percentage of revenues, our cost of revenues was 30.0% for the three months ended September 30, 2008, as compared to the 25.5% for the three months ended September 30, 2007. The increase in cost reflects the increase in compensation to plasma donors, as well as the continuation of our newly implemented marketing strategies designed to increase the volume of plasma collection. Specifically, we incurred additional expenses for donor referrals and bonus payments for those who donated more than a prescribed amount of times in a calendar year.

Gross Profit.   For the three months ended September 30, 2008 and 2007, our gross profit was $9,661,838 and $6,656,906 respectively, an increase of $3,004,932 or 45.1%.  Gross profit as a percentage of revenues was 70.0% and 74.5% for the three months ended September 30, 2008 and 2007, respectively.  The 4.5% decrease in gross profit as a percentage of sales is primarily due to the increased cost of raw material and the cost associated with our company’s newly implemented marketing strategies.

Operating Expenses.  Our total operating expenses for the three months ended September 30, 2008 decreased $469,963, or 15.2%, to $2,615,516, from $3,085,479 for the same period in 2007.  As a percentage of sales revenue, our total expenses decreased to 19.0% as a percentage of revenue for the three months ended September 30, 2008 from 34.5% for the same period in 2007.

Selling Expenses. Our selling expenses for the three months ended September 30, 2008 and 2007 were $780,246 and $1,741,829, respectively, a decrease of $961,583, or 55%. As a percentage of revenues, the selling expenses for the third quarter ended September 30, 2008 and 2007 were 5.7% and 19.5%, respectively. The substantial decrease in selling expense is primarily due to higher expenses incurred during the third quarter of 2007 to initiate a new marketing strategy during that period. During the third quarter of 2008, the Company no longer has expenses associated with these marketing efforts. In addition, the decrease in selling expense is also due to management’s ability to reduce the traveling, meeting, conference and office expenses related to selling activities during the third quarter of 2008.

General and Administrative Expenses.   For the three months ended September 30, 2008 and 2007, our general and administrative expenses were $1,613,620 and $1,129,785, respectively.  As a percentage of revenues, general and administrative expenses for the three months ended September 30, 2008 and 2007 were 11.7% and 12.6%, respectively. The $483,835, or 42.8%, increase in general and administrative expenses is mainly attributable to the increase in personnel cost, traveling and depreciation expenses and general office expenses, which was partially offset by a decrease in consulting fees. The increase in personnel cost is mainly due to the new salary policy implemented at the beginning of 2008, while the traveling expenses increased as the Management was pursuing investment and plasma station building opportunities during the third quarter of 2008.

Non-cash employee compensation. On July 24, 2008, we granted options to purchase an aggregate of 60,000 shares of our common stock under our 2008 Equity Incentive Plan, or 2008 Plan, to our three independent directors, with an exercise price of $4.00 per share. The option to purchase 30,000 of the shares will vest on January 24, 2009 and the option to purchase the remaining 30,000 shares will vest on July 24, 2009.The options will expire on July 24, 2018.    Non-cash employee compensation for the three months ended September 30, 2008 of $20,613 compared to $0 for the same period in 2007 as we amortized portion of the compensation expenses on the options scheduled to vest on January 24, 2009.

Research and Development Expenses.  For the three months ended September 30, 2008 and 2007, our research and development expenses were at $201,037 and $213,865, respectively, a decrease of $12,828, or 6.0%. As a percentage of revenues, research and development expenses for the three months ended September 30, 2008 and 2007 were 1.5% and 2.4%, respectively.  Our management expects the research and development expenses will catch up as we increase our clinical trial activities during the fourth quarter of 2008.

Income before Taxes and Minority Interest.   Income before taxes and minority interest for the three months ended September 30, 2008 and 2007 was $7,010,220 and $3,432,458, respectively, an increase of $3,577,762, or 104.2%.  Income before taxes and minority interest as a percentage of revenues was 50.8% and 38.4% for the three months ended September 30, 2008 and 2007, respectively.  The increase in our income before taxes and minority interest was mainly due to the management’s efforts in producing and selling higher profit margin products while successfully cut down some above mentioned operating expenses.

Provision for Income Taxes.   Our provision for income taxes was $1,572,816 and $560,030 for the three months ended September 30, 2008 and 2007, respectively, an increase of $1,012,786 or 180.8%. The increase of the provision for income taxes is due to the increase in our net profit during the third quarter of 2008 and the commencement of China’s new unified income tax rate of 25% commencing January 1, 2008.  We provisioned our income tax for the third quarter of 2008 at the new PRC corporate income tax rate of 25%, as compared with the 15% preferential tax rate that we enjoyed during the fiscal year 2007.  We are in the process of applying for status as a new- or high-technology company so as to qualify for a favorable tax rate of 15%.   During the third quarter of 2008, we received a tax rebate for the amount of approximately $319,095 (RMB 2,181,102) for our reinvestment of dividends back into Shandong Taibang at the end of our fiscal year 2007.  This tax rebate was recorded as an offset to the provision for income tax in the third quarter of 2008.

Net Income.   As a result of the higher sale revenues, combined with the decreases in operating expenses and foreign exchange translation, net income increased by $2,220,032, or 98.3%, to $4,478,546 for the three months ended September 30, 2008, from $2,258,514 for the same period in 2007. Foreign exchange translation accounted for a 17.6% increase in net income, period to period, while our revenues increased in RMB terms by 80.7%, as compared to the same period in 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenues and key components of our revenue for the periods indicated in dollars.

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (% Decrease)
	2008	2007
Revenue	$33,574,764	$25,442,097	$8,132,667	32.0%
Cost of Revenue	9,725,103	8,293,628	1,431,475	17.3%
Gross Profit	23,849,661	17,148,469	6,701,192	39.1%
Gross Profit as a percentage of revenue	71.0%	67.4%	3.6%
Operating Expenses	8,206,079	5,717,923	2,488,156	43.5%
Other expense	102,736	208,235	(105,499)	(50.7%)
Provision for Taxes	4,437,141	1,858,992	2,578,149	138.7%
Net income before minority interests	$11,103,705	$9,363,319	$1,740,386	18.6%

Revenues. Our revenues are derived primarily from the sales of human albumin and various types of immunoglobulin. Our revenues increased 32.0%, or $8,132,667, to $33,574,764 during the nine months ended September 30, 2008, compared to revenues of $25,442,097 for the nine months ended September 30, 2007.  The increase in revenues is primarily attributable to a general increase in prices of plasma based products together with foreign exchange translation benefits. All of our products experienced a price increase of approximately 44.8%, weighted average, period to period, which was offset by a decrease in the sales volume of four of our products, especially human albumin.  Foreign exchange translation accounted for a 12.6% increase in revenues, period to period, which was combined with an increase in revenues in RMB value of 19.4%, as compared to the same period in 2007.  Our revenues increased in RMB value, as a result of price increases for four of our products, which were partially offset by decreases in sales volume of four major products. The decrease in sales volume of these products during the first three quarters of 2008, as compared to the same period of 2007, is primarily due to a decrease in finished products available for sale in the first quarter of 2008 and occasioned by the suspension of production during the fourth quarter of 2007 for 70 days for maintenance and the building of a new production line. The prolonged approval process since the fourth quarter of 2007 for plasma based products, which was not relieved until middle of May, constricted our finished goods available for sale during the early part of 2008.  Moreover, commencing December 2007, three more of our products were subjected to the PRC drug approval process.  As a result, our inventory increased while the finished goods available for sale reduced.

Cost of Revenues.  For the nine months ended September 30, 2008, our cost of revenues increased to $9,725,103, from $8,293,628 for the nine months ended September 30, 2007, a 17.3% or $1,431,475 increase.  The increase in the cost of revenue is generally in line with the increase in revenue. Foreign exchange translation accounted for an 11.2% increase in cost, period to period, while our cost increased in RMB terms by 6.1%, as compared to the same period in 2007. As a percentage of revenues, our cost of revenues was 29.0% for the nine months ended September 30, 2008, as compared to the 32.6% for the nine months ended September 30, 2007. The decrease of 3.6% in cost of revenues as a percentage of revenues is mainly due to the general price increase during 2008.  The decrease in cost of revenue as a percentage of revenues is mainly attributed to decrease in sales volume.

Gross Profit.   For the nine months ended September 30, 2008 and 2007, our gross profit was $23,849,661 and $17,148,469 respectively, an increase of $6,701,192, or 39.1%.  Gross profit as a percentage of revenues was 71.0% and 67.4% for the nine months ended September 30, 2008 and 2007, respectively.  The 3.6% increase in gross profit as a percentage of sales is primarily due to the price increase of our products and increased sales of higher margin products.

Operating Expenses.  Our total operating expenses for the nine months ended September 30, 2008 increased $2,488,156, or 43.5%, to $8,206,079, from $5,717,923 for the same period in 2007.  As a percentage of sales revenue, our total expenses increased to 24.4% for the nine months ended September 30, 2008, from 22.5% for the same period in 2007.  Increase of operating expense was mainly due to the increase in the non-cash employee compensation expenses as explained below.

Selling Expenses.  Our selling expenses were $1,785,340 and 2,444,297 for the nine months ended September 30, 2008 and 2007, respectively, a decrease of $658,957 or 27.0%.  As a percentage of revenues, selling expenses for the nine months ended September 30, 2008 and 2007 were 5.3% and 9.6%, respectively. The substantial decrease in selling expense is primarily due to higher expenses incurred during the third quarter of 2007 to initiate a new marketing strategy during that period. During the third quarter of 2008, the Company no longer has expenses associated with these marketing efforts. In addition, the decrease in selling expense is also due to management’s ability to reduce the traveling, meeting, conference and office expenses related to selling activities during the third quarter of 2008.

General and Administrative Expenses.   For the nine months ended September 30, 2008 and 2007, our general and administrative expenses were $4,472,286 and $2,838,126, respectively, an increase of $1,634,160, or 57.6%.  As a percentage of revenues, general and administrative expenses for the nine months ended September 30, 2008 and 2007 were 13.3% and 11.2%, respectively. The dollar and percentage increase was mainly due to the increase of personnel cost, and professional expenses related to the costs of being a public reporting company.

Non-cash employee compensation.  Effective May 9, 2008, our board of directors adopted the 2008 Plan under which a total of 5,000,000 shares of our common stock may be issued.  During the nine months ended September 30, 2008, we granted an aggregate of 937,500 immediately vested options to purchase shares of  our common stock to our employees and consultants under the 2008 Plan and granted ten-year options to purchase an additional 60,000 shares of common stock, with one-half scheduled to vest on January 24, 2009 and the remaining half scheduled to vest on July 24, 2009, to our three independent directors. Non-cash employee compensation for the nine months ended September 30, 2008 increased to $1,283,801, from $0 for the same period in 2007, primarily as a result of our adoption of the 2008 Plan and grants to employees and consultants made thereunder. The $1,283,801 compensation expense represents the 937,500 shares of options fully vested on May 9, 2008 and the amortization of the compensation expense of options to purchase 30,000 shares that will vest on January 24, 2009.

Research and Development Expenses.  For the nine months ended September 30, 2008 and 2007, our research and development expenses were at $664,652 and $435,500, respectively, an increase of $229,152, or 52.6%. As a percentage of revenues, research and development expenses for the nine months ended September 30, 2008 and 2007 were 2.0% and 1.7%, respectively. The dollar increase was primarily due to the cost of research activities and the clinical trial on the Company’s new products during the period.  The increase in research and development expenses as a percentage of revenues was generally in line with the increase in revenues.

Income before Taxes and Minority Interest.   Income before income taxes and minority interest for the nine months ended September 30, 2008 and 2007 was $15,540,846 and $11,222,311, respectively, an increase of $4,318,535, or 38.5%.  Income before taxes and minority interest as a percentage of revenues was 46.3% and 44.1% for the nine months ended September 30, 2008 and 2007, respectively.

Provision for Income Taxes.   Our provision for income taxes was $4,437,141 and $1,858,992 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $2,578,149, or 138.7%. The increase of the provision for income taxes is due to the increase in net profit for the nine months ended September 30, 2008 and the commencement of China’s new unified income tax rate of 25% effective January 1, 2008.  We provisioned our income tax for the nine months ended September 30, 2008 at the new PRC corporate income tax rate of 25%, as compared with the 15% preferential tax rate that we enjoyed during fiscal year 2007.  We are in the process of applying for status as a new- or high-technology company so as to be eligible for a favorable tax rate of 15%.  In the nine months ended September 30, 2008, we received a $334,582 tax rebate for capital expenditure on acquiring locally produced equipment. In addition, during the third quarter of 2008, we received a tax rebate for the amount of approximately $319,095 (RMB 2,181,102) for reinvestment of our dividends back into Shandong Taibang at the end of our fiscal year 2007.  This tax rebate was recorded as an offset to our provision for income tax in the third quarter of 2008. As a result, we recorded a net increase of $2,578,149 in tax provision for the nine months ended September 30, 2008, as compared to the same period in 2007.

Net Income.    Our net income, as reported in our results of operations for the period ended September 30, 2008 and 2007 were $8,780,500 and $7,600,857, respectively, an increase of $1,179,643, or 15.5%. Foreign exchange translation accounted for 11.0% increase in net income, period to period, while our revenues increased in RMB terms by 4.5%, as compared to the same period in 2007.  Our net income was materially impacted by a non-cash employee compensation recognized pursuant to SFAS 123 (R) and the newly-implemented EIT law in the PRC.

Liquidity and Capital Resources

Cash Flow and Working Capital

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our shareholders.  We had no bank loans outstanding as of September 30, 2008.  Our total banking facility available to us as of September 30, 2008 is RMB40 million (approximately $5.8 million).

As of September 30, 2008, we had approximately $14.6 million in cash and cash equivalents, primarily consisting of cash on hand and demand deposits.

Cash Flows

For the Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended September 30 (unaudited)
US Dollars	2008	2007
Net Cash provided by Operating activities	$14,691,924	$10,950,272

Net Cash used in Investing activities	(4,734,794)	(7,206,558)

Net Cash used in Financing activities	(1,341,943)	(2,172,972)

Effects of Exchange Rate Change in Cash	598,736	284,751

Net Increase in Cash and Cash Equivalents	9,213,923	1,855,493

Cash and Cash Equivalent at beginning of Period	5,010,033	4,268,220

Cash and Cash Equivalent at end of period	14,223,956	6,123,713

Operating Activities

For the nine months ended September 30, 2008, net cash provided by our operating activities was $14,691,924, which is an increase of $3,741,652, or 34.2%, from $10,950,272 in net cash provided by operating activities for the same period in 2007. The increase in cash provided in operations during the nine months ended September 30, 2008 was mainly due to the increases in net income, taxes payable and other payable and accruals, which were offset by the increases in account receivables and inventories.

Overall, we believe that cash flow from our operating activities and the existing credit facilities available to us should be adequate to sustain our operations at current levels through the next twelve months.

Investing Activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment.  For the nine months ended September 30, 2008 and 2007, the Company used $4,734,794 and $7,206,558, respectively. We used approximately$1,463,000 as a prepayment for acquiring 35% of the equity interest in Huitian. The remaining funds were dispensed in connection with constructing of our new production line that was completed in late 2008.

Financing Activities

Net cash used in financing activities for the nine-month ended September 30, 2008 totaled $1,341,943, as compared to $2,172,972 used in financing activities in the same period of 2007. The cash used in financing activities during the nine month ended September 30, 2008 were primarily for the repayment of a bank loan and the distribution of declared dividends.  For the nine months ended September 30, 2007, the cash used in financing activities were mainly for the repayment of a bank loan, distribution of the declared dividends and reduction of the long-term debt.

Loan Facilities

With the bank credit facilities that are available to us and other financing activities, we expect that cash on hand, funds generated from our operations and funds generated from companies that we may acquire in the future will be sufficient to satisfy our current and future commitments for at least the next twelve months.  We do not believe that we have any significant short term liquidity problems.  In addition, we have an approximately $5.8 million bank facility that we can draw down in the event that unforeseen liquidity requirements arise. The company believes that it will be able to secure the large majority of the financing required for the two above mentioned acquisitions from domestic bank facilities and available cash resources.

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

Inventories

Due to its unique nature, our principal raw material, human blood plasma is subject to various quality and safety control issues which include, but are not limited to, contaminations and blood born diseases.  In addition, limitations of current technology pose biological hazards inherent in plasma that have yet to be discovered, which could result in a widespread epidemic due to blood infusion.  In the event that human plasma is discovered to contain pathogens or infectious agents or other bio-hazards, we would be required to write down our inventory to net realizable value. We determine the net realizable value of our inventories on the basis of anticipated sales proceeds less estimated selling expenses. At each balance sheet date, we evaluate inventories that may be worth less than current carrying amounts. No provision for inventory write down was required at September 30, 2008 and 2007, respectively.

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

In September 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” or FSP EITF 07-3, which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  The Company has adopted FSP EITF 07-3 and expensed the research and development as incurred.

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

In December 2007, SFAS No. 141(R), “Business Combinations” was issued. SFAS No. 141R replaces SFAS No. 141, “Business Combinations” SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

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

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” or EITF No. 07-5. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No 133 “Accounting for Derivatives and Hedging Activities” or SFAS 133, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). The Company is currently evaluating the impact of adoption of EITF No. 07-5 on the Company’s consolidated financial statements.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the quarter ended September 30, 2008.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations.  This pattern may change, however, as a result of new market opportunities or new product introductions.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

During the third quarter of fiscal 2008, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act).  The term “disclosure controls and procedures,” as defined by regulations of the SEC, refers to controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.

Our management carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chao Ming Zhao and our Chief Financial Officer, Mr. Y. Tristan Kuo, and assessed the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.  Based upon their evaluation, Messrs. Zhao and Kuo have concluded that our disclosure controls and procedures are effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Misuse of Company Seal

In July 2006, one of the Company’s sales employees misappropriated goods and resold them to other parties using a counterfeit Company seal. The amount involved was approximately $0.15 million (RMB1.16 million). The incident was revealed during a routine reconciliation of account receivables.  The Company reported the misappropriation to the police and the employee was arrested and criminal charges were brought against him. To date, the Company recovered approximately $0.05 million (cash of RMB 350,000 and goods valued at approximately RMB30,000). The balance will be recouped on or before the end of 2008, pursuant to a financial guarantee and repayment agreement between the Company and the employee, witnessed by officials at the Taian City Police Station.

Transfers of Equity Interests

Mr. Zu Ying Du was one of the original equity holders in the Company’s operating subsidiary, Shandong Taibang.  Pursuant to a joint venture agreement, among the original equity holders, Mr. Du was obligated to make a capital contribution of RMB20 million (or approximately $2.6 million) for a 25% interest in Shandong Taibang.   Mr. Du made this contribution using funds borrowed from the Beijing Chen Da Technology Investment Company (“Beijing Chen Da”).  However, Mr. Du failed to repay Beijing Chen Da for its loan of the capital contribution amount.  In 2004, Beijing Chen Da sued Mr. Du for repayment of the loan and obtained a judgment against him.   Subsequently, Beijing Chen Da entered into an equity transfer agreement with Mr. Du’s agent, pursuant to which Mr. Du’s 25% equity interest in Shandong Taibang was transferred to Beijing Chen Da as repayment of the $2.6 million debt.  On June 10, 2005, Beijing Chen Da sold its equity interests in Shandong Taibang to Up-Wing pursuant to a share transfer agreement, which became effective on September 2, 2005, upon approval by the Shandong Provincial Department of Foreign Trade and Economic Cooperation, or the Shandong COFTEC.  In March 2006, Up-Wing sold its equity interests in Shandong Taibang to Logic Express, the Company’s subsidiary.  In addition, Missile Engineering, another original equity holder wholly controlled by Mr. Du, was obligated to contribute RMB32.8 million (or $4.2 million) for a 41% interest in Shandong Taibang by means of cash, equipment and technical know-how.  It was obligated to obtain a certificate and license of its technical know-how from the State within a stipulated period in order to be recognized as a valid capital contribution. Otherwise, a cash payment was required.  The technical know-how was valued as RMB26.4 million (or approximately $3.4 million). However, Missile Engineering failed to obtain the certificate and license within the stipulated period.  Pursuant to a stockholders resolution on September 26, 2004, Missile Engineering agreed to sell its 41% interest in Shandong Taibang to Up-Wing and Up-Wing agreed to take up the obligation of Missile Engineering to pay the RMB26.4 million in cash.

Mr. Du and Missile Engineering subsequently challenged the validity of the 25% equity transfer agreement with Beijing Chen Da and the 41% share transfer to Up-Wing alleging improper use of a power of attorney by his brother and agent, Haishan Du (“Haishan”).  In 2006, Missile Engineering, applied for arbitration before CIETAC, in accordance with the terms of the joint venture agreement, to challenge the effectiveness of the transfer of the shares he formerly owned in Shandong Taibang; however, Missile Engineering later voluntarily withdrew this application.  Missile Engineering then applied to the Shandong COFTEC for administrative reconsideration of the equity transfer but his application was rejected.  Mr. Du subsequently sued Haishan in Hubei province alleging that, during Mr. Du’s absence from September 2004 to May 2005, Haishan took certain corporate actions, including transferring Missile Engineering's 41% equity interest in Shandong Taibang to Up-Wing, and transferring Mr. Du's 25% equity interest in Shandong Taibang to Beijing Chen Da, that were outside the scope of his authorization.  On August 6, 2007, the court in Hubei held that the power of attorney was valid, but that the transfer agreements signed by Haishan are invalid because their execution and delivery were beyond the scope of Haishan’s authority under the power of attorney.  Thereafter, Missile Engineering commenced an administrative proceeding against the Shandong COFTEC alleging that it wrongfully approved the equity transfer.  This administrative proceeding is still pending.

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

Bobai County Collection Station

In January 2007, the Company’s PRC subsidiary, Shandong Taibang, advanced RMB1.6 million to Feng Lin, the 20% minority shareholder in Fang Cheng Plasma Company, the Company’s majority owned subsidiary, for the purpose of establishing or acquiring a plasma collection station.  Mr. Lin and Shandong Taibang intended to establish the Bobai Kangan Plasma Collection Co., Ltd. (“Bobai”) in Bobai County, Guangxi and on January 18, 2007, Shandong Taibang signed a letter of intent to acquire the assets of the Bobai Plasma Collection Station, which was co-owned by Mr. Lin and Mr. Keliang Huang.  However, in January 2007, Hua Lan Biological Engineering Co., Ltd. (“Hua Lan”) filed suit in the District Court of Hong Qi District, Xin Xiang City, Henan Province, alleging that Feng Lin, Keliang Huang and Shandong Taibang established and/or sought to operate the Bobai Plasma Collection Station using a permit for collecting and supplying human plasma in Bobai County, that was originally granted to Hua Lan by the government of the Guangxi region, without Hua Lan’s permission.  The establishment and registration of Bobai was never realized as a result of this law suit.  On January 29, 2007, on Hua Lan’s motion, the District Court entered an order to freeze funds in the amount of approximately $386,100 (RMB3,000,000) held by the defendants in the case, including approximately $65,750 (RMB500,000) in funds held in Shandong Taibang’s bank account in Taian City. A hearing was held on June 25, 2007 and judgment was entered against the defendants along with a $226,780 (RMB1,700,000) joint financial judgment.  The Company appealed the District Court judgment to the Henan Province High Court. In November 2007, the High Court affirmed the judgment against the three defendants and increased the amount of the joint financial judgment to approximately $405,954 (RMB3,000,000).

In January 2008, Hua Lan enforced the judgment granted by the High Court, and moved to freeze, several of the Company’s bank accounts containing an aggregate of approximately $507,270 (RMB3,700,000) were frozen and are expected to remain unavailable until the action is resolved.  Shandong Taibang has filed a separate action against Hua Lan before the Taian City District Court to seek recovery of any losses in connection with Hua Lan’s claim and to request that the Taian City District Court preserve Hua Lan's property or freeze up to approximately $411,300 (RMB 3 million) of Hua Lan’s assets to secure the return of such funds to the Company. The intermediate court in Taian City accepted the application on February 14, 2008 but the matter is still pending.  Pending the outcome of the proceedings, Shandong Taibang increased its loss contingency reserve during its fourth quarter of 2007 from approximately $75,593 (RMB566,667) to $133,400 (RMB1,000,000) to cover its share of the enforcement of this judgment.  As of September 30, 2008, an amount of approximately $105,289 (RMB 719,679) has been withdrawn from Shandong Taibang’s account to cover portion of the judgment and leaving a balance of approximately $41,011 in contingency reserve.

In light of the foregoing, it is unlikely that the Company’s planned acquisition of the assets of Bobai will go forward.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.     UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended September 30, 2008.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the quarter ending September 30, 2008 that was not reported in a current report on Form 8-K.

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

CHINA BIOLOGIC PRODUCTS, INC.

Dated: November 12, 2008	/s/ Chao Ming Zhao
Chao Ming Zhao
Chief Executive officer
(Principal Executive Officer)

Dated: November 12, 2008	/s/ Y. Tristan Kuo
Y. Tristan Kuo
Chief Financial Officer
(Principal Financial and Accounting Officer)

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