Form 10-K
period 2008-12-31
China Biologic Products, Inc.
filed 2009-03-31
CIK 1369868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-53208

CHINA BIOLOGIC PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2308816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
No. 14 East Hushan Road, Taian City, Shandong People's Republic of China 271000 -------------------------------------------------------------
(Address of principal executive offices)

(+86) 538-620-2306

--------------------------------------------------------------

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

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
(Do not check if smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc.) was approximately $6.17 million. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. There were a total of 21,434,942 shares of the registrant’s common stock outstanding as of March 31, 2009.

Documents Incorporated by Reference:

None.

INTRODUCTORY COMMENTS

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to, among others: our potential inability to raise additional capital that is necessary to fund our operations and our expansion, including our intended acquisitions; the possibility that third parties hold proprietary rights that preclude us from marketing our products; the emergence of additional competing technologies; changes in domestic and foreign laws, regulations and taxes; changes in economic conditions; uncertainties related to China’s legal system and economic, political and social events in China; a general economic downturn; a downturn in the securities markets; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks.” Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Report are discussed in Item 1A. “Risk Factors.”

Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context, all references in this annual report to (i) “China Biologic,” the “Company,” “we,” “us,” or “our,” are references to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries; (ii) “Logic Express” are to our subsidiary Logic Express Limited, a BVI company; (iii) “Shandong Taibang” are to our subsidiary Shandong Taibang Biological Products Co. Ltd., a sino-foreign joint venture incorporated in China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (vi) “RMB” are to Renminbi, the legal currency of China; (vii) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (viii) “China” and “PRC” are to the People’s Republic of China; and (ix) “BVI” are to the British Virgin Islands.

PART I

ITEM 1.

BUSINESS.

Overview of Our Business

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

We are approved to sell human albumin 20%/10ml, 20%/25ml and 20%/50ml. Human albumin is our top-selling product. Sales of these human albumin products represented approximately 57.8% and 63.5% of our total revenues, respectively, for the each of the years ended December 31, 2008 and 2007. Human albumin is principally used to increase blood volume while immunoglobulin is used for certain disease preventions and cures. Shandong Taibang’s approved human albumin and immunoglobulin products use human plasma as the basic raw material. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. All of our products are prescription medicines administered in the form of injections.

We sell our products to customers in the PRC. Our sales have historically been made on the basis of short-term arrangements and our largest customers have changed over the years. For the years ended December 31, 2008 and 2007, our top 5 customers accounted for approximately 16.2% and 14.9%, respectively, of our total revenue. For the years ended December 31, 2008 and 2007, our largest customer accounted for approximately 6.4% and 5.3%, of our revenue, respectively. As we continue to diversify our geographic presence, customer base and product mix, we expect that our largest customers will continue to change from year to year.

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

Our Acquisition of Logic Express

On July 19, 2006, we completed a reverse acquisition with Logic Express, whereby we issued to the shareholders of Logic Express 18,484,715 shares of our common stock in exchange for 100% of the issued and outstanding shares of capital stock of Logic Express and its majority-owned Chinese operating subsidiary, Shandong Taibang. As a result of the reverse acquisition, Logic Express became our 100% owned subsidiary and the former shareholders of Logic Express became our controlling stockholders with 96.1% of our common stock. Shandong Taibang became our 82.76% -owned indirect subsidiary and is the operating company for all of our commercial operations. Shandong Taibang is a sino-foreign joint venture company established on October 23, 2002 with a registered capital of RMB80 million (then approximately $10.3 million).

The reverse acquisition is considered to be a recapitalization (issuance of stock by Logic Express for our net monetary assets) in substance, rather than a business combination. Logic Express is treated as the continuing reporting entity that acquired the Company.

Acquisition of Plasma Stations

In December 2006, our subsidiary, Shandong Taibang, entered into asset transfer agreements with the Shandong Provincial government to acquire all the assets of five plasma stations in Shandong Province for approximately $2,607,356. The value of the assets was determined by qualified valuation experts registered in the PRC. We obtained the permit to operate the stations in January 2007. In January 2007, Shandong Taibang entered into letters of intent to acquire certain assets of two plasma stations in Guangxi Province, for approximately $761,781. They obtained their operating permits in February and April 2007, respectively. The consideration paid for these acquisitions was determined based on independent valuations performed by qualified valuation experts based in the PRC.

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

In June 2008, we received approval from the Guangxi Province Bureau of Health to set up a new plasma collection station in Pu Bei County, Guangxi Province. The new plasma collection station will be located in the Centralized Industry Zone of Pu Bei County and when it becomes operational, it will replace CBP's existing Fang Cheng Plasma Collection Station, or Fang Cheng. We decided to relocate Fang Cheng to a more strategic location to increase collection volumes.

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

Proposed Acquisition of Equity Interest in Dalin

On September 26, 2008, we agreed to acquire a 90% controlling interest in Chongqing Dalin Biologic Technologies Co., Ltd., or Dalin, for a purchase price of RMB 194,400,000 (approximately $28.4 million). Dalin owns 54% of the equity interest in Qianfeng Biological Products Co., Ltd., or Qianfeng, one of the largest plasma-based biopharmaceutical companies in China, located in Guiyang, Guizhou Province. The Company has completed the legal and financial due diligence and expects the transaction to close within a few months, subject to the formal transfer of title to the Company. In January 2009, Logic Express appointed three out of the four Board of Directors members to the Chongqing Dalin to take control of Dalin.  On January 16, 2009, the shareholders of Qianfeng Biological Products (“Qianfeng”), which Chongqing Dalin owns 54% equity interest, elected four Board of Directors appointed by Chongqing Dalin as part of its seven board members.  On January 17, 2009, the Board of Directors of Qianfeng elected a new management team consists of all Logic Express and Chongqing Dalin’s appointees, including CEO, Executive Senior Vice President, CFO and Directors of sales.  As a result, the Company took over the control of Qianfeng starting January 16, 2009.

As part of its due diligence investigation into Dalin and Qianfeng, the Company discovered that the indirect interest in Qianfeng that would be acquired under Equity Transfer Agreement will be diluted. The local AIC records show Dalin as a 54% shareholder of Qianfeng. However, Qianfeng issued equity to certain investors pursuant to a capital increase agreement, dated May 2007. Qianfeng received the consideration for the equity, but the increase in registered capital and issuance of the equity interest has not yet been registered with AIC. A shareholder of Qianfeng brought a lawsuit claiming that such shareholder’s right of first refusal with respect to the new equity issuance was violated. When the capital increase is registered with AIC, Dalin will own about 43.3% in Qianfeng. The lawsuit brought by the Qianfeng shareholder was decided against such shareholder, who subsequently appealed. Therefore, Dalin’s interests in Qianfeng could be diluted to as low as 41.3% as the result of the issuance of additional equity to the shareholder, if his appeal prevails. Even if the indirect equity interest that the Company acquires through the proposed acquisition is diluted down to 41.3%, the Company would be able to retain control over Qianfeng as a result of the four board membership to the Qianfeng’s board. The Company does not expect this dispute to impact its ability to complete the acquisition.

Qianfeng is one of the largest plasma-based biopharmaceutical companies in China and is the only manufacturer currently operating in Guizhou Province. With a population of 39 million, Guizhou Province has historically produced the highest volumes of plasma collection in China, because a higher proportion of its population has been willing to engage in the collection process. Guizhou Province has a total of 19 plasma collection stations in operation, collecting approximately 1,200 tons of plasma supply every year. Qianfeng owns 7 of these plasma collection stations, of which 6 are currently in operation and collecting approximately 250 tons of plasma supply per year, with an annual capacity of 40 tons. We intend to employ more advanced collection techniques at these stations to improve yields and generate additional plasma supply.

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

Proposed Acquisition of Equity Interest in Huitian

On October 10, 2008, our indirect majority owned subsidiary, Shandong Taibang entered into an agreement to acquire 35% of the equity interest in Xi’an Huitian Blood Products Co., Ltd., or Huitian, a biopharmaceutical company based in Xi’an, Shaanxi Province, from Mr. Fan Qingchun, a PRC citizen, for an aggregate purchase price of approximately $6,502,902 (RMB 44,327,890) including interest of $48,102 (RMB 327,890). As of March 17, 2009, the Company has completed the financial and legal due diligence investigations on Huitian and the parties have successfully completed its registration with the Administration of Industry and Commerce in Xi’An, Shannxi Province to transfer the 35% equity title from Mr. Fan Qingchun, the holder, to Shandong Taibang in accordance with the equity transfer agreement. The final installment payment of approximately $3,373,119 (RMB 22,993,315), which includes the accrued interest of approximately $145,719 (RMB 993,315), was due March 31, 2009. While the Company is able and willing to make the final payment, the local tax authority where Huitian is located prohibited the Company from making the final payment due to the dispute over the Mr. Fan’s personal income tax rate and the withholding tax receiving jurisdiction. The Company is awaiting the final decision from the local tax authority and expects the payment can be made during April, 2009.

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

CHINA BIOLOGIC PRODUCTS, INC
(Delaware)
100%
LOGIC EXPRESS LTD
(British Virgin Islands)
82.76%
SHANDONG INSTITUTE OF BIOLOGICAL PRODUCTS
(PRC)
17.24%
SHANDONG TAIBANG BIOLOGICAL PRODUCTS CO., LTD
(PRC)
Xia Jin Plasma Company
(PRC)
100%
100%
Qi He Plasma Company
(PRC)
He Ze Plasma Company
(PRC)
100%
100%
Huang Jiang Plasma Company
(PRC)
Yang Gu Plasma Company
(PRC)
100%
80%
Fang Cheng Plasma Company
(PRC)
Zhang Qiu Plasma Company
(PRC)
100%
100%
Shandong Medical Company
(PRC)
Pu Bei Plasma Company
(PRC)
100%

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

The Plasma Product Industry in China

Plasma-based biopharmaceutical products are manufactured from healthy human plasma. The collection of plasma for the production of such products is influenced by factors such as government regulations, geographical locations of collection stations, sanitary conditions of collection stations, living standards of the donors, and cultural and religious beliefs. The collection of human plasma in China is regulated, and until recently, only licensed Plasmapheresis stations owned and operated by the government could collect human plasma. Each collection station was only allowed to supply plasma to the one manufacturer that had signed the “Quality Responsibility” statement with them. However, in March 2006, the Ministry of Health promulgated certain “Measures on Reforming Plasma Collection Stations,” or the Blood Collection Measures, whereby the ownership and management of PRC plasma stations are required to be transferred to plasma-based biopharmaceutical companies while the regulatory supervision and administrative control remain with the PRC government. Plasma stations that did not complete their reform by December 31, 2006 risked revocation of their license to collect plasma. China currently has a severe shortage of plasma because the reform of the industry has led to the closure of many stations that did not meet the government’s new industry standards.

The supply of plasma has been on the decline since 2003 from the historical high of annual supply of approximately 7,000 tons resulting from the PRC government’s mandate to reform the country’s collection practices. We estimate that the current annual supply of plasma in China amounts to approximately 4,000 tons, as compared to 30,000 tons in the global market, with the six largest manufacturers of plasma products accounting for approximately 50% of the annual plasma collection. Recent regulatory changes have improved the quality of blood and plasma by increasing cleanliness standards at blood collection stations and instituting measures which limit illegal selling of blood. As the operation of the plasma stations become more regulated and the donor population expands, we believe that the overall quality of raw materials, such as human albumin will continue to increase, leading to a safer, more reliable finished product.

Management estimates that in 2006, sales of plasma products in China amounted to $1 billion, and that sale of albumin amounted to about $593 million, or approximately 59% of the market for plasma products. The Plasma derivatives market is expect to grow at 15% per year through 2011.

In accordance with “Regulations on controlling blood products” promulgated in 1996, the retail price of certain plasma products including human albumin, IVIG and intramuscular IG are regulated by the State Pricing Bureau and the PRC Ministry of Health.

In addition to the low usage ratio between China and other more developed countries, there is also a significant difference in the make up and range of the plasma-based pharmaceutical products. Based on our analysis, in most developed countries like the United States, clotting factor products accounts for the majority of the plasma-based biopharmaceutical products, while in China, human albumin products accounts for the vast majority of such products. Specifically, total clotting factor products and human albumin products, account for approximately 40% and 25%, respectively, of total the United States’ annual plasma-derived products, and account for approximately 8% and 62%, respectively, of China.

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

  have the required professional health care technicians to operate a station;

  have the facility and a hygienic environment to operate a station;

  have an identification system to identify donors;

  have the equipment to operate a station; and

  have the equipment and quality control technicians to ensure the quality of the plasma collected.

As a result of the overhaul by the four ministries of the State Council in May 2004, we estimate that the number of collection stations (including plasma stations) that meet the standards imposed by the PRC has been reduced from approximately 156 to approximately 120. Plasma stations are customarily owned and managed by the PRC health authorities. In March 2006, the Ministry of Health promulgated the Blood Collection Measures whereby the ownership and management of the plasma stations must be transferred to plasma-based biopharmaceutical companies while the regulatory supervision and administrative control remain with the government. For those plasma stations which do not complete their reform by December 31, 2006, their license to collect plasma will be revoked.

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

The operation of plasma collection stations is strictly regulated by the PRC government.

Importation of Blood Products

According to current Chinese regulations, the following blood products are banned from importation to China:

  Plasma – frozen, liquid and freeze-dried Human Plasma;

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

  Factor IX Concentrate;

  Human Fibrinogen;

  Platelet Concentrate;

  Human Prothrombin Complex;

  Whole blood or blood components.

Our Business Strategy

Our mission is to become a first-class biopharmaceutical enterprise in China. To achieve this objective, we have implemented the following strategies:

  Securing the supply of plasma – Due to the shortage of plasma and the reform of the ownership of plasma stations, our immediate strategy is to negotiate and acquire plasma stations in order to secure our plasma supply. In June, 2006, we entered into letters of intent with five of the plasma stations in Shandong Province to acquire certain of their assets and we acquired those plasma stations in December 2006. Furthermore, in January 2007, we entered into three letters of intent to acquire certain assets of three additional plasma stations in Guangxi Province, two of which we have acquired. See “Raw Materials – Plasma” below. In June 2008, we received approval from the Guangxi Province Bureau of Health to set up a new plasma collection station in Pu Bei County, Guangxi Province. The new plasma collection station will be located in the Centralized Industry Zone of Pu Bei County and when it becomes operational, it will replace CBP's existing Fang Cheng Plasma Collection Station, or Fang Cheng. We decided to relocate Fang Cheng to a more strategic location to increase collection volumes. During the construction period, Fang Cheng will still continue with its normal operations. With the approval of the Centralized Industry Zone of Pu Bei County, once Fang Cheng becomes operational, we hope to expand its coverage area to secure higher collection volumes in the future.

  Acquisition of competitors and/or other biologic related companies – In addition to organic growth, acquisition is an important part of our expansion strategy. Although there are about 32 approved plasma-based biopharmaceutical manufacturers in the market, we believe that there are only 26 manufacturers in operation, only about half of whom will be competitive. The top six manufacturers in China account for more than 50% market share. Furthermore, we believe that the regulatory authorities are considering further reforming the industry and those smaller, less competitive manufacturers will face the possibility of having their manufacturing permits revoked by the regulators, making them potential targets for acquisition. Also, if we are presented with appropriate opportunities, we may acquire additional companies, products or technologies in the biologic related sectors (including but not limited to medical, pharmaceutical and biopharmaceutical).

  Further strengthening of research and development capability – We believe that, unlike other more developed countries like the U.S., China’s plasma-based biopharmaceutical products are at the initial stage of development. There are many other plasma-based products that are being used in the U.S. which are not currently being manufactured in China. We intend to strengthen our research and development capability so as to expand our product line to include higher-margin, technologically more advanced plasma-based biopharmaceutical products. We believe that our increased focus on research and development will give us a competitive advantage over our competitors

  Market development and network expansion – Leveraging on the high quality and excellent safety record of our products, we intend (i) to enhance our product penetration with our existing customers by introducing new products and (ii) to extend the reach of our products from our current market to include other provinces where we envision significant market potential.

Our Products

Our principal products are our approved human albumin and immunoglobulin products. We are currently approved to produce 16 biopharmaceutical products in eight major categories as follows:

Approved Products (1) (2)	Cure/Use
Human Albumin: - 20%/10ml, 20%/25ml and 20%/50ml	Shock caused by blood loss trauma or burn; raised intracranial pressure caused by hydrocephalus or trauma; Oedema or ascites caused by hepatocirrhosis and nephropathy; prevention and cure of low-density-lipoproteinemia; and Neonatal hyperbilirubinemia.
Human Hepatitis B Immunoglobulin – 100 International Units, or IU, 200IU, 400IU	Prevention of measles and contagious hepatitis. When applied together with antibiotics, its curative effect on certain severe bacteria or virus infection may be improved.
Human Immunoglobulin – 10%/3ml and 10%/1.5ml	Original immunoglobulin deficiency, such as X chain low immunoglobulin, familiar variable immune deficiency, immunoglobulin G secondary deficiency; Secondary immunoglobulin deficiency: such as severe infection, newborn sepsis; and Auto-immune deficiency diseases, such as original thrombocytopenia purpura or kawasaki disease.
Human Immunoglobulin for Intravenous Injection – 5%/50ml	Same as above
Human Immunoglobulin-5g/vial	Same as above
Thymopolypeptides Injection – 20mg/2ml,5mg/2ml	Cure for various original and secondary T-cell deficiency syndromes, some auto-immune deficiency diseases and various cell immunity deficiency diseases, and assists in the treatment for tumors.
Human Rabies Immunoglobulin – 100IU, 200IU and 500IU	Mainly for passive immunity from bites or claws by rabies or other infected animals. All patients suspected of being exposed to rabies will be treated with a combined dose of rabies vaccine and human rabies immunoglobulin.
Human Tetanus Immunoglobulin – 250IU	Mainly used for the prevention and therapy of tetanus. Particularly applied to patients who have allergic reactions to Tetanus Antitoxin. (3)

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

We have product liability insurance covering all of our products in the amount of approximately $2,934,000 (RMB 20,000,000). However, since our establishment in 2002, there has not been any product liability claims nor has any legal action been filed against us by patients related to the use of our products.

Raw Materials

Plasma

Plasma is the principal raw material for our biopharmaceutical products. The cost of raw materials included in our cost of sales for 2008 and 2007, were $14.0 million and $9.2 million, respectively. We completed the acquisitions of six plasma stations in Shandong Province by the end of 2007.There are currently six plasma stations in the Shandong Province, five of which we have recently acquired. In April 2007, we acquired certain assets of two more plasma stations and signed letter of intent with one plasma station in the Guangxi Province, two of which already have the necessary permit to operate. When our production requirements exceed the plasma supply from the stations that we own or that we will acquire in the future, we will procure the supply deficiency from the blood centers operated by the regulators of Shandong and other Provinces.

We currently maintain sufficient plasma supply for approximately 90 days of production. In March 2007, the PRC Food and Drug Administration implemented new measures on biopharmaceutical industry effective as of July 1, 2008, requiring plasma raw material to be kept for at least 3 months before being put into production. As such, in due course we will extend our plasma supply for approximately 4 months. We have not experienced any interruptions to our production due to shortage of plasma.

As discussed above under the caption “Our Industry,” up until the end of 2006, all the stations were owned by the PRC government. In March 2006, the Ministry of Health promulgated the Blood Collection Measures, whereby the ownership and management of the plasma stations must be transferred to plasma-based biopharmaceutical companies while the regulatory supervision and administrative control remain with the government. In June 2006, we entered into letters of intent with five plasma stations in Shandong. We acquired certain assets of these five plasma stations during December 2006 and received the permit to operate them in January 2007. The acquisition was for the assets and the associated liabilities with consideration determined based on the valuation by a qualified appraiser in China with reference to the attributable net asset value of the purchased interest. The aggregate consideration for these five plasma acquisitions amounted to RMB19.3 million (approximately $2.5 million); RMB17.2 million (approximately $2.2 million) of which was paid prior to December 2007.

In January 2007, we entered into letters of intent with three plasma stations in Guangxi Province, two of which we have since acquired for an aggregate consideration of RMB5.6 million (approximately $0.8 million). However, there is a legal dispute between the owner of the third plasma station and a third party and there can be no assurance that its acquisition can be completed on the terms in the original letter of intent. For details regarding this dispute, please see our disclosure regarding the Bobai County Collection Station case under the “Legal Proceedings” heading.

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

Major Suppliers

The table below lists our major suppliers as of December 31, 2008, showing the cumulative dollar amount of raw materials purchased from them during the fiscal year ended December 31, 2008, and the percentage of raw materials purchased from each supplier as compared to procurement of all raw materials.

Rank	Supplier’s name	Cumulative Amount Purchased During Fiscal Year 2008 (US$)	Percentage of Total Purchases During Fiscal Year 2008
1	Chongqing Sanda Weiye Pharmaceutical Products	569,653	15.6%
2	Zibo Zhong Bao Kang Medical Equipment Company	381,277	10.4%
3	Liao Cheng Tiantan Plasma Station	380,920	10.4%
4	Taian City Ruifeng Company	377,375	10.3%
5	Shandong Medical Bottling Company	218,558	6.0%
6	Pall Corporation(Beijing)	155,938	4.3%
7	Shin Tai Yong Feng Company	144,170	3.9%
8	Beijing Zhongtianbaiyi Technology Development	133,498	3.7%
	Company
9	Wenzhou City Jiacheng Company	133,482	3.7%
10	Taian Shengrong Stainless Steel Company	129,264	3.5%
	Total	2,624,135	71.8%

Prior to our acquisition of the assets of Qi He, Xiajin and Zhang Qiu, we had entered into material supply agreements with them for the purchase of raw materials. We have replaced these material supply agreements with plasma processing agreements, dated January 2, 2007, between Shandong Taibang and each of Qi He, Xia Jin and Zhang Qiu, pursuant to which we formally appointed each of these stations as our agent to purchase, collect, examine and deepfreeze plasma on behalf of Shandong Taibang, subject to rules and specifications that meet the State Province Food and Drug Administration’s requirements for quality, packaging and storage. Pursuant to the plasma processing agreements, the stations must only collect plasma from healthy donors within their respective districts and in accordance with a time table set by Shandong Taibang. The plasma must: be negative HbsAg, anti-HCV, anti-HIV and reaction of serum to RPR; contain an ALT ≤25 units (ALT), plasma protein ≥55g/l; contain no virus pollution or visible erythrolysis, lipemia, macroscopic red blood cell or any other irregular finding. In addition, the plasma must be packaged in 25 separate 600g bags, boxed with a packing list and labeled to be consistent with computer records and must be stored at -20°C as soon as possible after collection to ensure that it will congeal within 6 hours. Shandong Taibang is fully responsible for the overall technical guidance and quality supervision. Shandong Taibang pays each of the stations a rate of RMB15 (approximately $2.0) per bag of plasma collected, with the payment for each batch due within 10 days after the delivery of the following batch of plasma. Each of the plasma processing agreements with Qi He, Xia Jin and Zhang Qiu, will all expire on December 31, 2011.

Our Major Customers

Due to the nature of our products and the current regulations, all of our customers are located in China. We have established relationships with most of our key customers since our establishment in 2002. For the fiscal year ended December 31, 2008, our top five customers, based on sales revenue and the percentage of their contribution to our revenues, were as follows:

Customer	Revenues During Fiscal Year 2008 (US$)	Percentage of Total Sales During Fiscal Year 2008
Handan Zhiying Medical Company	2,915,461	6.2%
Zibo KangHua Medical Supply Company	1,422,967	3.1%
Linyi Luoxin Medical Company	1,411,582	3.0%
HeZe Mudan Medical Company	931,538	2.0%
Wuhan JiuZhengShiJi Medical Company	887,338	1.9%
Total	7,568,886	16.2%

Sales, Marketing and Distribution

Because all of our products are prescription drugs, we can only sell to hospitals and inoculation centers directly or through approved distributors. For the years ended December 31, 2008 and 2007, direct sales to distributors represented approximately 65.6% and 58.3%, respectively, of our revenues.

Our five largest customers in the aggregate accounted for approximately 16.2% and 14.9% of our total revenues for the years ended December 31, 2008 and 2007, respectively. Our largest customer accounted for approximately 6.2% and 5.3% of our total revenues for the years ended December 31, 2008 and 2007, respectively.

As part of our effort to ensure the quality of our distributors, we conduct due diligence to verify whether potential distributors have obtained necessary permits and licenses and facilities (such as cold storage) for the distribution of our biopharmaceutical products. We also assess the distributors’ financial condition before appointing them as distributors. We normally enter into annual supply contracts with our hospital customers and regional distributors. Certain of our regional distributors are appointed on an exclusive basis within a specified area. The supply contracts normally set out the quantity and price of products. For distributors, they also contain guidelines for the sale and distribution of our products, including restrictions on the geographical area to which the products could be sold. We provide our distributors with training in relation to our products and on sales techniques. We have implemented a coding system for our products for easy tracking. Depending on the relationship and the creditability of the distributors, we generally grant a credit period of no longer than 30 days to distributors with some exceptions. For hospitals and clinics, we generally grant a credit period of no longer than 90 days. We have bad debt credit of $0.1 million for 2008 and bad debt expense of $0.2 million for 2007. The $0.1 million bad debt credit for 2008 is due to recovery of bad debt previously reserved.

Our current key market is in Shandong province, representing approximately 48.1% and 42.0% of our total revenues for the years ended December 31, 2008 and 2007, respectively. Our strategy is to focus our market marketing efforts in Jiangsu, Zhejiang, Henan and the northeastern part of China.

Our marketing and after-sales services department currently employs approximately 56 employees.

We believe that due to the unique nature of our products, the key emphasis on our marketing efforts centers on product safety, brand recognition, timely availability and pricing. As all of our products are prescription medicines, we are not allowed to advertise our products in the mass media. For the years ended December 31, 2008 and 2007, total sales and marketing expenses amounted to approximately $2.2 million and $4.4 million, respectively, representing approximately 4.7% and 13.7%, respectively, of our revenues.

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

  Broaden the breadth and depth of our portfolio of plasma-based biopharmaceutical products;

  Enhance the yield per unit volume of plasma through new collection techniques;

  Maximize manufacturing efficiency and safety;

  Promote product safety through implementation of new technologies; and

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

All the products we currently manufacture have been developed in-house. The following table outlines our research and development work in progress:

Products Currently in Development	Cure/Use	Status of Product Development	Stage **
Human Albumin-12.5g/vial*	Shock caused by blood loss trauma or burn; raised intracranial pressure caused by hydrocephalus or trauma; Oedema or ascites caused by hepatocirrhosis and nephropathy; prevention and cure of low-density-lipoproteinemia; and Neonatal hyperbilirubinemia	Awaiting approval by the SFDA.	9
Human Hepatitis B Immunoglobulin (PH4) for Intravenous Injection	Same as Human Albumin.	Approved to commence clinical trial.	8
Human Immunoglobulin for Intravenous Injection – 10%	Same as Human Albumin	A technical feasibility study and our laboratory study on the manufacturing procedure is about to begin.	2
Human Prothrombin Complex Concentrate	Use for coagulopathie such as Hemophilia B and increase concentration of coagulation factor VII, IX and X.	Approved to commence clinical trial.	8
Human Coagulation Factor VIII	Use for coagulopathie such as Hemophilia A and increase concentration of coagulation factor VIII.	Clinical research sample and report submitted; in the process of onsite random sampling.	5
Human Fibrinogen	Cure for lack of fibrinogen and increase human fibrinogen concentration.	We have commenced laboratory studies of a manufacturing procedure.	2

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

For the fiscal years ended December 31, 2008 and 2007, total research and development expenses amounted to approximately $1.2 million and $0.6 million, respectively, representing approximately 2.5% and 1.9%, respectively, of our revenues.

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

Other approved biopharmaceutical manufacturers in the PRC are entitled to produce many of the products produced by us. There are currently about 32 approved manufacturers of plasma-based pharmaceutical products in China. Many of these manufacturers are essentially producing the same type of products that we produce: human albumin and various types of immunoglobulin. However, due to recent Ministry of Health regulations, we believe that it is difficult for new manufacturers to enter into the industry. We believe that our major competitors in the albumin and immunoglobulin market in China are Hua Lan Biological Engineering, Shanghai Institute of Biological Products, Shanghai RAAS Blood Products Co. Ltd., Chengdu Ronsheng Pharmaceuticals, and Sichuan Yuanda Shuyang Pharmaceutical Co.

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

According to a 2006 Hua Yuan Medicine Net survey of the profit ranking of companies in the Chinese biological products industry, we are ranked the 20th in 2006 and 25th in 2005, and in the plasma products area, we were ranked 5th in 2006. We believe that we have maintained the same ranking in 2008 based on our analysis data regarding the approval for sales of plasma-derived products published by China National Institute for the Control of Pharmaceutical and Biological Products throughout of the year. Our past financial performance is attributable to our market position in the industry. Furthermore, while each of the plasma products related companies have their own product composition which include 3 main categories namely human albumin, human immunoglobulin and lyophilized human factor, we are currently developing lyophilized human factor products which we expect to launch in 2009. We will continue to meet challenges and secure our market position by enhancing our existing products, introducing new products to meet customer demand, delivering quality products to our customers in a timely manner and maintaining our established industry reputation.

Our Intellectual Property

Pursuant to a Trademark License Agreement with the Shandong Institute, we hold the exclusive license to a Trademark Registration Certificate (No.3375484) issued by the PRC Industry and Commerce Administration Trademark Bureau. The class of goods on which the trademark has been approved to use include: drug for human beings, serum, microorganism products for medicine and veterinary medicine, plasma, medical blood, and medical biological product. The registration will expire in June 2014, the Shandong Institute has allowed us to use the trademark for free until May 2009. We expect to develop and register our own trademark before the termination of this license.

In addition, we have registered the following domain name: www.chinabiologic.com and www.ctbb.com.cn.

Regulation

Due to the nature of our products, we are supervised by various levels of the PRC Ministry of Health and/or Food and Drug Administration. Such supervision includes the safety standards regulating our source supplies (mainly plasma), our manufacturing process through the issuance of our GMP Certification and the inspection of our finished products.

In addition, there are regulations regarding the retail price, rather than regulations of wholesale prices, of our products. According to the “Regulations on controlling blood products” promulgated by the State Council in 1996, the price (retail) setting standard and regulatory functions reside with regional offices of the Pricing Bureau and the Ministry of Health. Presently, there are retail pricing guidelines for hospitals which sell our human albumin and immunoglobulin products to patients as prescribed by the relevant regulators in each region. The retail pricing guidelines are established based on, amongst other things, the regional living standards and the cost of production of the manufacturers.

The hospitals cannot sell the products to patients at prices exceeding the highest retail price prescribed by the relevant regulators. There is no pricing guideline on the ex-factory price to the hospital and the distributors. The highest retail price guideline is revised occasionally.

Our Employees

As of December 31, 2008, we employed approximately 753 full-time employees, including the recently established plasma companies and Shandong Medical, of which approximately 131 were seconded to us by the Shandong Institute.

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

The PRC enacted a new Labor Contract Law, which became effective on January 1, 2008. We have updated our employment contracts and employee handbook and are in compliance with the new law. We will work with the employees and the labor union to insure that our employees obtain the full benefit of the law. We do not anticipate that changes in the law will materially impact our balance sheet and cash flows.

Our employees in China participate in a state pension plan organized by Chinese municipal and provincial governments. We are required to contribute to the plan at the rates ranging of the average monthly salary of 20%. The compensation expenses related to this plan were $220,493 and $171,802 for the fiscal years 2008 and 2007, respectively. Other major contributions include medical insurance (7%), unemployment insurance (2%) and housing provision fund (8%) for employees seconded from the Shandong Institute. In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We have purchased social insurances for all of our employees.

ITEM 1A.

RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

We face risks related to general domestic and global economic conditions and to the current credit crisis.

We currently generate sufficient operating cash flows, which combined with access to the credit markets, provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate and may impact our ability to manage normal relationships with our customers, suppliers and creditors. In addition, the demand for our products is largely affected by the general economic conditions in China as our products are still not affordable to many patients. As China’s economy grows, we expect more Chinese people will become consumers of medical treatments and procedures, including procedures requiring human plasma. However, we expect that the current global economic slowdown will result in slower economic growth in China and a depressed economic environment which in turn may make our products less affordable to more patients and result in an overall decreased demand for our products. Such reductions and disruptions could have a material adverse effect on our business operations.

In order to grow at the pace expected by management, we will require additional capital to support our long-term business plan. If we are unable to obtain additional capital in future years, we may be unable to proceed with our long-term business plan and we may be forced to curtail or cease our operations or further business expansion.

We will require additional working capital to support our long-term business plan, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance the overall productivity and benefit from economies of scale. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources, especially in light of the current global financial crisis and the market downturn. To raise funds, we may need to issue new equities or bonds which could result in additional dilution to our shareholders and in. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities or contain covenants that would restrict our operations and strategy. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

If the PRC government bans or limits plasma-based biopharmaceutical products, our operations, revenues and profitability would be adversely affected.

The principal raw materials of our existing and planned biopharmaceutical products is human source plasma, which, due to its unique nature, is subject to various quality and safety control issues which include, but are not limited to, contaminations and blood-born diseases. In addition, limitations of current technology pose biological hazards inherent in plasma that have yet to be discovered which could result in a wide spread epidemic due to blood infusion. The primary law that regulates plasma products in China is the PRC Pharmaceutical Law, the Implementation Rules on the PRC Pharmaceutical Law and the Regulations on the Administration of Blood Products. These rules and regulations require entities producing blood products to strictly comply with certain hygienic standards and specifications promulgated by the government. In the event that human plasma is discovered to be noncompliant with the government’s hygienic standards and specifications, the health department may revoke the registration and/or the approval of the blood product, or otherwise limit the use of such blood product. If the PRC government bans or limits plasma-based biopharmaceutical products, our operations, revenues and profitability would be adversely affected.

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

The Shandong Province Institute of Biological Products, or the Shandong Institute, has provided us with approximately 131 of our employees out of a total of approximately – 753 employees, pursuant to a secondment agreement, or Secondment Agreement, dated October 28, 2002, between Shandong Taibang and the Shandong Institute. Pursuant to the Secondment Agreement, we are responsible for the salaries of these employees, as well as for their social benefits such as insurance. Our Secondment Agreement with the Shandong Institute will expire on the sooner to occur of October 2032 or upon the privatization of the Shandong Institute, which was originally expected to occur before the end of 2008. However, the completion of privatization of Shandong Institute has been further delayed indefinitely due to slower action taken by the Shandong Ministry of Health in implementing the privatization plan. Upon expiration or termination of the Secondment Agreement, we plan to hire the seconded employees directly. However, we cannot be sure that all of the employees will accept our employment offers at that time. Guang Li Pang, Shandong Taibang’s Deputy Chief Executive Officer, Yun Hua Gao and Dian Cong Liu, our Senior Technical Advisors are employed through the Secondment Agreement. Although none of our seconded employees have indicated that they do not plan to continue working for our Company after the privatization, if the Secondment Agreement is terminated or expires and we are unable to hire replacement employees on time, our operations, as well as our financial results, may suffer.

If the distributors who we rely on do not purchase our products, our business and results of operations will be adversely affected.

We sell all of our products in China through our network of about 397 distributors located in about 27 provinces and municipal cities throughout China. While we have established working relationships with many of our distributors and strictly regulate their sales and marketing activities by annual distribution agreements, there are no restrictions in these distribution agreements preventing our distributors from also supplying products produced by our competitors. Our own marketing and sales staff work to develop and maintain relationships with our distributors, but there can be no assurance that we will be able to maintain such relationships. For the years ended December 31, 2008 and 2007, direct sales to distributors represented approximately 65.6% and 58.3%, respectively, of our total revenues. If a number of our distributors cease to purchase our products and we are unable to find suitable replacement, our business and results of operations will be adversely affected.

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

We maintain product liability insurance for sales in the PRC for all of our products in the amount of approximately $2.9 million (RMB20 million). Although no one has filed any claims in relation to the use of our pharmaceutical products, our financial position and operations may be materially and adversely affected, if our insurance coverage is insufficient to cover a successful claim.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our success, to a certain extent, is attributable to the expertise and experience of our senior management and key research and technical personnel, including Chao-Ming Zhao, our Chief Executive Officer, Yu-Yun Tristan Kuo, our Chief Financial Officer, Tung Lam, the Chief Executive Officer of Shandong Taibang and Dian Cong Liu, the Chief Technical Adviser of Shandong Taibang, who carry out key functions in our operation. If we lose the service of any of our senior management or key research or technical personnel or fail to attract additional personnel with suitable experience and qualification, our business operations and research capability may be adversely affected.

Our senior management and employees have worked together for a short period of time, which may make it difficult for you to evaluate their effectiveness and ability to address challenges.

Due to our limited operating history and recent additions to our management team, certain of our senior management and employees have worked together at our company for only a relatively short period of time. Specifically, Chao Ming Zhao became our Chief Executive Officer in June 2008 after serving as our Chief Financial Officer since November 2006 and Y. Tristan Kuo became our Chief Financial Officer in June 2008 and had served as our Vice President-Finance since September 2007. Siu Ling Chan and Lin Ling Li became our directors in July 2006. In addition, while Mr. Zhao, Ms. Chen and Ms. Lin were employed in various capacities by Logic Express and Shandong Taibang, Mr. Kuo is a newcomer to our Company. As a result of these circumstances, it may be difficult for you to evaluate the effectiveness of our senior management and other key employees and their ability to address future challenges to our business.

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

  infringement by others of our proprietary information and intellectual property rights; or

  refusal by relevant regulatory authorities to approve our patent or trademark applications.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. A report of our management is included under Item 9A(T) of this annual report. In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls. However, this annual report does not include an attestation report because under current law, we will not be subject to these requirements until our annual report for the fiscal year ending December 31, 2009. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent registered public accountants. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accountants with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

There is a dispute between the former shareholders of Shandong Taibang that calls into question our ownership of 66%, or a majority, of our primary operating subsidiary, which if not resolved in our favor will adversely affect our business.

Mr. Zu Ying Du was one of the original equity holders in our operating subsidiary, Shandong Taibang. Pursuant to a joint venture agreement, among the original equity holders, Mr. Du was obligated to make a capital contribution of RMB20 million (or approximately $2.6 million) for a 25% interest in Shandong Taibang. Mr. Du made this contribution using funds borrowed from the Beijing Chen Da Technology Investment Company, or Beijing Chen Da. Mr. Du failed to repay Beijing Chen Da for his loan of the capital contribution amount. Mr. Du disputes that the money was due and owing. A Beijing court found that Beijing Chen Da had given money to Mr. Du but found that the loan agreement failed to comply with Chinese law. A notice was issued on July 5, 2004 by the Shenzhen Public Security Bureau Economic Crime Investigation Unit requesting a stay of the Beijing action pending their investigation into money laundering relating to the 20 million RMB loan to Zu Ying Du.

Subsequently, Beijing Chen Da entered into an equity transfer agreement with Mr. Du, pursuant to which Mr. Du’s 25% equity interest in Shandong Taibang was transferred to Beijing Chen Da as repayment of the RMB20 million debt. This agreement was signed by Mr. Du’s brother who held a power of attorney from Mr. Du. Mr. Du disputes the legitimacy of this transfer and has argued that his brother, Du Hai Shan, exceeded the scope of the power of attorney. Mr. Du sued his brother in the court of Jianli County, Hubei province, relating to the propriety of the brother’s actions under the power of attorney. Initially the county court found in its judgment that the act had exceeded the scope of the power of attorney. Subsequently the Intermediate Court of Jingzhou City, Hubei province, ruled on December 10, 2008 to suspend the judgment based on the grounds that the original court lacked jurisdiction to hear the case. The case is stated to be reviewed again by the Hubei Jingzhou Intermediate Court.

Missile Engineering, another original equity holder wholly controlled by Mr. Du, was obligated to contribute RMB32.8 million (or $4.2 million) for a 41% interest in Shandong Taibang by means of cash, equipment and patent technology. It was obligated to obtain new drug certificate and production license of its patent technology from the government within a stipulated period in order to be recognized as a valid capital contribution, or in the alternative, make a cash payment. The patent technology was valued as RMB26.4 million (or approximately $3.4 million). However, Missile Engineering failed to obtain the new drug certificate and production license within the stipulated period. Mr. Du also disputes whether the period for obtaining the certificate and license had expired. Pursuant to a stockholders resolution on September 26, 2004, Missile Engineering agreed to sell its 41% interest in Shandong Taibang to Up-Wing and Up-Wing agreed to take up the obligation of Missile Engineering to pay the RMB26.4 million in cash. Missile Engineering disputes this transaction and sued the brother of Mr. Du in the court of Jianli County, Hubei province, relating to the propriety of the brother’s actions under the power of attorney. Initially the county court found in its judgment that the act had exceeded the scope of the power of attorney. Subsequently the Intermediate Court of Jingzhou City, Hubei province, ruled on December 10, 2008 to suspend the judgment based on the grounds that the original court lacked jurisdiction to hear the case. The case is stated to be reviewed again by the Hubei Jingzhou Intermediate Court.

In June 10, 2005, Beijing Chen Da also sold its equity interest in Shandong Taibang to Up-Wing Investments Limited, or Up-Wing, pursuant to a share transfer agreement, which became effective on September 2, 2005, upon approval by the Shandong Provincial Department of Foreign Trade and Economic Cooperation, or the Shandong COFTEC. In March 2006, Up-Wing sold its equity interests in Shandong Taibang to Logic Express, our subsidiary.

In 2006, Missile Engineering applied for arbitration before the China International Economic and Trade Arbitration Commission, or CIETAC, to challenge the effectiveness of the transfer to Up-Wing Investments Limited, of the equity interests in Shandong Taibang formerly owned by Missile Engineering. The equity transfer had been approved by the Shandong Provincial Department of Foreign Trade and Economic Cooperation, or the Shandong COFTEC. Missile Engineering later voluntarily withdrew this application and instead applied for administrative reconsideration of the equity transfer, but this application was rejected by the Ministry of Commerce in 2007. Missile Engineering applied with the District Court of Lixia District, Jinan City, Shandong province requesting revocation of Shandong COFTEC’s approval of the equity transfer to Up-wing by Missile Engineering. Missile Engineering later voluntarily withdrew the action. In April 2007, Logic Express initiated an arbitration proceeding before the Shandong Tai’an Arbitration Committee, to establish that Logic Express is the lawful shareholder of Shandong Taibang. The parties to that proceeding were Logic Express Ltd. and Shandong Taibang Biological Products Co., Ltd. The Arbitration Committee’s decision on September 6, 2007 confirmed that Logic Express had legitimate ownership as a result of the transfer of Shandong Taibang. Up-Wing started an action in the Intermediate Court of Tai’an City, Shandong province requesting the court to establish that Up-Wing is the lawful shareholder of Shandong Taibang. The Intermediate Court of Tai’an City, Shandong province on December 20, 2007 rejected the application on the basis that the same matter had been tried by the arbitration panel.

Up-Wing filed a defamation case in the District Court of Hi-technology and Industry Development District, Tai’an City, Shandong province claiming defamation against Mr. Du and the 21st Century Economic Report Newspaper. Judgment in favor of Up-Wing was rendered on July 22, 2008 ordering the newspaper and Mr. Du to apologize on the newspaper to Up-Wing.

Mr. Du and Missile Engineering have filed two actions in the Intermediate Court of Wuhan City, Hubei province, against the following defendants, Du Hai Shan, his brother, Beijing Chen Da and Logic Express. Mr. Du and Missile Engineering have requested that the Wuhan Intermediate Court to restore the equity interests originally held by the plaintiffs, 25% equity interest held by Mr. Du and 41% equity interest held by Missile Engineering. The Wuhan Intermediate Court has issued a preliminary order attaching 66% of the equity of Shandong Taibang pending the outcome of the case.

Dr. Du has alleged that Mr. Lam, the current CEO of our subsidiary Taibang, was formerly known as Lin Zepin and that the individual, Lin Zepin, was court martialed for smuggling in Fujian in 1999. Dr. Du alleges that Lin Zepin was released from prison in 2003. Mr. Lam denies these statements and has provided an affidavit stating that he was never know as Lin Zepin and has not been convicted of any crime. If it were determined that Mr. Lam, the CEO of Taibang, was formerly known as Lin Zepin and was in fact convicted of a crime, our business and results of operations could be adversely affected.

For failure to resolve these disputes in our favor may adversely affect our business and operations.

RISKS RELATING TO OUR FINANCIAL CONDITION

We face risks related to general domestic and global economic conditions and to the current credit crisis.

We currently generate sufficient operating cash flows, which combined with access to the credit markets, provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate that has impacted accounts receivable collectivity from our customers, and may impact our ability to pay suppliers and creditors. If the current situation deteriorates significantly, we could see a tightened cash flow position and an abnormal amount of bad debt expenses related to the general economic slow-down, or supplier or customer disruptions resulting from tighter credit markets. Such reductions and disruptions could have a material adverse effect on our business operations.

Our cash flow could be negatively affected as a result of our extension of relatively long payment terms to customers that we believe are credit worthy.

As is customary in our industry, we extend relatively long payment terms (up to six months) to customers that we believe are credit worthy. The dollar amount of our accounts receivable and the amount of our allowance for doubtful accounts as of December 31, 2008 and 2007 was $1,581,139 and $1,268,052, respectively. The bad debt (credit) expenses for the years ended December 31, 2008 and 2007 were ($56,462) and $221,813, respectively. Although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flow.

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

Our total outstanding indebtedness, entirely comprising of long-term bank loan, as of December 31, 2008 was $5.9 million. The interest rate on this long-term bank loan is fixed at 7.02% per annum. Our obligations under our existing loans have been mainly met through the cash flow from our operations and our financing activities. We are subject to risks normally associated with debt financing, including the risk of significant increase in interest rates and the risk that our cash flow will be insufficient to meet required payment of principal and interest. In the past, cash flow from operations had been sufficient to meet payment obligations and/or we have been able to roll over our borrowings. There is however no assurance that we will be able to do so in the future. We may also underestimate our capital requirements and other expenditures or overestimate our future cash flows. In such event, additional capital, debt or other forms of financing may be required for our working capital. If any of the aforesaid events occur and we are unable for any reason to raise additional capital, debt or other financing to meet our working capital requirements, our business, operating results, liquidity and financial position will be adversely affected.

We will incur capital expenditures in the future in connection with our growth plans and therefore may require additional financing.

To grow our sales volume, we need to increase our raw material supplies and strengthen our commitment to our research and development efforts to accelerate new product development. We plan to solve our raw materials shortage through either the building of new plasma collection stations or through scaling up our existing collection stations, both of which will require substantial capital expenditures. We anticipate that our capital expenditure for the next 12 months will be approximately $2.5 million. Such expenditures are likely to be incurred in advance of any increase in sales. Our revenue may not increase after these capital expenditures are incurred. This will depend on, among other factors, on our ability to maintain or achieve high capacity utilization rates. Any failure to increase our revenue after incurring capital expenditure to expand production capacity will reduce our profitability.

We may need to obtain additional debt or equity financing which may result in dilution to our stockholders and have a material adverse economic effect on our business.

We may need to obtain additional debt or equity financing to fund our capital expenditures. Additional equity financing may result in dilution to our shareholders. Additional debt financing may be required, which, if obtained, may:

  limit our ability to pay dividends or require us to seek consents for the payment of dividends;

  increase our vulnerability to general adverse economic and industry conditions;

  limit our ability to pursue our growth plan;

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

The production of plasma-based biopharmaceutical products relies on the supply of plasma of suitable quality. For the years ended December 31, 2008 and 2007, the cost of plasma used by us for production accounted for approximately 76% and 73%, respectively, of total production cost. The supply and market prices of plasma may be adversely affected by factors such as regulatory restrictions, weather conditions or outbreak of diseases which would impact our costs of production. We may not be able to pass on any resulting increase in costs to our customers and therefore any substantial fluctuation in supply or market prices of plasma may adversely affect our results of operations and profitability.

The biopharmaceutical industry in the PRC is strictly regulated and changes in such regulations may have an adverse effect on our business.

The biopharmaceutical industry in the PRC is strictly regulated by the government. The regulatory regime, such as administrative approval of medicines and production approvals, comprises of series of regulations and administrative rules. The PRC regulatory authorities may amend such regulations and administrative rules and promulgate new regulations and administrative rules from time to time. Changes in these regulations and administrative rules could have a significant impact on our business. Such changes may have any adverse impact on our business.

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

Retail prices of certain of our biopharmaceutical products in the PRC are subject to the control of the relevant federal and provincial price administration authorities. The actual price for any given price-controlled product set by manufacturers, wholesalers and retailers cannot exceed the price ceiling imposed in accordance with the applicable government price control rules. Only those pharmaceutical products which are included in the Insurance Catalogue administered at the federal or provincial level are subject to price control.

Our two principal product categories, human albumin and human rabies immunoglobulin, which accounted for a total of approximately 65.5% of our total revenues for the year ended December 31, 2008, were subject to national price control regulations in the PRC. Hence, the prices of those products could not be increased at our discretion above the relevant controlled retail price ceiling without prior governmental approval. This, in turn, may affect the ex-factory prices set by us for our products and we therefore do not have unfettered freedom to maximize our profits. It is uncertain whether we will be able to obtain necessary approvals to increase the price of any of our products.

RISKS RELATED TO DOING BUSINESS IN CHINA

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

  Level of government involvement in the economy;

  Control of foreign exchange;

  Methods of allocating resources;

  Balance of payments position;

  International trade restrictions; and

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

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

We are a Delaware holding company and most of our assets are located outside of the United States. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law, has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Currently, some of our raw materials and major equipment are imported. In the event that the U.S. dollars appreciate against RMB, our costs will increase. If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will suffer. In addition, if our sales to international customers grow, we will be increasingly subject to the risk of foreign currency depreciation.

Restrictions under PRC law on our PRC subsidiaries' ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Because the New EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that China Biologic is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2009 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

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

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.

PROPERTIES.

All land in China is owned by the government. Individuals and companies are permitted to acquire land use rights for specific purposes. Industrial land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

In July 2003, Shandong Taibang obtained certain land use rights from the PRC municipal government to 43,663 square meters consisting of manufacturing facilities, warehouses and office buildings in Taian City, Shandong Province. Shandong Taibang is required to make payments totaling approximately $20,015 (RMB138,848) per year to the local state-owned entity, for the 50 year life of the rights or until the Shandong Institute completes its privatization process. We recorded “land use rights” equal to “other payable – land use rights” totaling $325,390 and $305,571 as of December 31, 2008 and 2007, respectively, determined using present value of annual payments over 50 years.

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

ITEM 3.

LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Misuse of Company Seal

In July 2006, one of the Company’s sales employees misappropriated goods and resold them to other parties using a counterfeit Company seal. The amount involved was approximately $0.15 million (RMB1.16 million). The incident was revealed during a routine reconciliation of account receivables. The Company reported the misappropriation to the police and the employee was arrested and criminal charges were brought against him. To date, the Company recovered approximately $0.05 million (cash of RMB 350,000 and goods valued at approximately RMB30,000). The Company will continue to pursuit the recovery of the balance in 2009, pursuant to a financial guarantee and repayment agreement between the Company and the employee, witnessed by officials at the Taian City Police Station.

Transfers of Equity Interests

Mr. Zu Ying Du was one of the original equity holders in our operating subsidiary, Shandong Taibang. Pursuant to a joint venture agreement, among the original equity holders, Mr. Du was obligated to make a capital contribution of RMB20 million (or approximately $2.6 million) for a 25% interest in Shandong Taibang. Mr. Du made this contribution using funds borrowed from the Beijing Chen Da Technology Investment Company, or Beijing Chen Da. Mr. Du failed to repay Beijing Chen Da for his loan of the capital contribution amount. Mr. Du disputes that the money was due and owing. A Beijing court found that Beijing Chen Da had given money to Mr. Du but found that the loan agreement failed to comply with Chinese law. A notice was issued on July 5, 2004 by the Shenzhen Public Security Bureau Economic Crime Investigation Unit requesting a stay of the Beijing action pending their investigation into money laundering relating to the 20 million RMB loan to Zu Ying Du.

On September 26, 2004, Beijing Chen Da entered into an equity transfer agreement with Mr. Du, pursuant to which Mr. Du’s 25% equity interest in Shandong Taibang was transferred to Beijing Chen Da as repayment of the RMB20 million debt. This agreement was signed by Mr. Du’s brother who held a power of attorney from Mr. Du. This transfer was approved by Shandong COFTEC on March 17, 2005. Mr. Du disputes the legitimacy of this transfer and has argued that his brother, Du Hai Shan, exceeded the scope of the power of attorney. Mr. Du sued his brother in the court of Jianli County, Hubei province, relating to the propriety of the brother’s actions under the power of attorney. Initially the county court found in its judgment that the act had exceeded the scope of the power of attorney. Subsequently the Intermediate Court of Jingzhou City, Hubei province, ruled on December 10, 2008 to suspend the judgment based on the grounds that the original court lacked jurisdiction to hear the case. The case is stated to be reviewed again by the Hubei Jingzhou Intermediate Court.

Missile Engineering, another original equity holder wholly controlled by Mr. Du, was obligated to contribute RMB32.8 million (or $4.2 million) for a 41% interest in Shandong Taibang by means of cash, equipment and patent technology. It was obligated to obtain a new drug certificate and production license of its patent technology from the government within a stipulated period in order to be recognized as a valid capital contribution, or in the alternative, make a cash payment. The patent technology was valued as RMB26.4 million (or approximately $3.4 million). However, Missile Engineering failed to obtain the new drug certificate and production license within the stipulated period. Mr. Du also disputes whether the period for obtaining the certificate and license had expired. Pursuant to a stockholders resolution on September 26, 2004, Missile Engineering agreed to sell its 41% interest in Shandong Taibang to Up-Wing and Up-Wing agreed to take up the obligation of Missile Engineering to pay the RMB26.4 million in cash. This transfer was approved by Shandong COFTEC on March 17, 2005. Missile Engineering disputes this transaction and sued Mr. Du’s brother in the court of Jianli County, Hubei province, relating to the propriety of the brother’s actions under the power of attorney. Initially the county court found in its judgment that the act had exceeded the scope of the power of attorney. Subsequently the Intermediate Court of Jingzhou City, Hubei province, ruled on December 10, 2008 to suspend the judgment based on the grounds that the original court lacked jurisdiction to hear the case. The case is stated to be reviewed again by the Hubei Jingzhou Intermediate Court.

In June 10, 2005, Beijing Chen Da also sold its equity interest in Shandong Taibang to Up-Wing Investments Limited, or Up-Wing, pursuant to a share transfer agreement, which became effective on September 2, 2005, upon approval by the Shandong Provincial Department of Foreign Trade and Economic Cooperation, or the Shandong COFTEC. In March 2006, Up-Wing sold its equity interests in Shandong Taibang to Logic Express, our subsidiary.

In 2006, Missile Engineering applied for arbitration before the China International Economic and Trade Arbitration Commission, or CIETAC, to challenge the effectiveness of the transfer to Up-Wing Investments Limited, of the equity interests in Shandong Taibang, formerly owned by Missile Engineering. The equity transfer had been approved by the Shandong Provincial Department of Foreign Trade and Economic Cooperation, or the Shandong COFTEC. Missile Engineering later voluntarily withdrew this application and instead applied for administrative reconsideration of the equity transfer, but this application was rejected by the Ministry of Commerce in 2007. Missile Engineering applied with the District Court of Lixia District, Jinan City, Shandong province requesting revocation of Shandong COFTEC’s approval of the equity transfer to Up-wing by Missile Engineering. Missile Engineering later voluntarily withdraw the action. In April 2007, Logic Express initiated an arbitration proceeding before the Shandong Tai’an Arbitration Committee, to establish that Logic Express is the lawful shareholder of Shandong Taibang. The parties to that proceeding were Logic Express Ltd. and Shandong Taibang Biological Products Co., Ltd. The Arbitration Committee’s decision on September 6, 2007 confirmed that Logic Express had legitimate ownership as a result of the transfers of Shandong Taibang. Up-Wing started an action in the Intermediate Court of Tai’an City, Shandong province requesting the court to establish that Up-wing is the lawful shareholder of Shandong Taibang. The intermediate court rejected the application by Up-Wing on the basis that the same matter had been tried by the arbitration panel.

Mr. Du and Missile Engineering have filed actions in the Intermediate Court of Wuhan City, Hubei province, against the following defendants, Du Hai Shan the brother of Mr. Du, Beijing Chen Da and Logic Express. Mr. Du and Missile Engineering have requested that the Wuhan Intermediate Court to restore the equity interests originally held by the plaintiffs, 25% equity interest by Mr. Du and 41% equity interest by Missile Engineering. The Wuhan Intermediate Court has issued preliminary orders attaching 66% of the equity of Shandong Taibang pending the outcome of the case.

Bobai County Collection Station

In January 2007, the Company’s PRC subsidiary, Shandong Taibang, advanced approximately $413,697 (RMB 3.0 million) to Feng Lin, the 20% minority shareholder in Fang Cheng Plasma Company, the Company’s majority owned subsidiary, for the purpose of establishing or acquiring a plasma collection station. Mr. Lin and Shandong Taibang intended to establish the Bobai Kangan Plasma Collection Co., Ltd., or Bobai, in Bobai County, Guangxi and on January 18, 2007, Shandong Taibang signed a letter of intent to acquire the assets of the Bobai Plasma Collection Station, which was co-owned by Mr. Lin and Mr. Keliang Huang. However, in January 2007, Hua Lan Biological Engineering Co., Ltd., or Hua Lan, filed suit in the District Court of Hong Qi District, Xin Xiang City, Henan Province, alleging that Feng Lin, Keliang Huang and Shandong Taibang established and/or sought to operate the Bobai Plasma Collection Station using a permit for collecting and supplying human plasma in Bobai County, that was originally granted to Hua Lan by the government of the Guangxi region, without Hua Lan’s permission. The establishment and registration of Bobai was never realized as a result of this law suit. On January 29, 2007, on Hua Lan’s motion, the District Court entered an order to freeze funds in the amount of approximately $386,100 (RMB3,000,000) held by the defendants in the case, including approximately $65,750 (RMB500,000) in funds held in Shandong Taibang’s bank account in Taian City. A hearing was held on June 25, 2007 and judgment was entered against the defendants along with a $226,780 (RMB1,700,000) joint financial judgment. The Company appealed the District Court judgment to the Henan Province High Court. In November 2007, the High Court affirmed the judgment against the three defendants and increased the amount of the joint financial judgment to approximately $405,954 (RMB3,000,000).

In January 2008, Hua Lan enforced the judgment granted by the High Court and the Company’s bank accounts containing an aggregate of approximately $507,270 (RMB3,700,000) were frozen and are expected to remain unavailable until the action is resolved. Shandong Taibang has filed a separate action against Hua Lan before the Taian City District Court to seek recovery of any losses in connection with Hua Lan’s claim and to request that the Taian City District Court preserve Hua Lan’s property or freeze up to approximately $411,300 (RMB 3 million) of Hua Lan’s assets to secure the return of such funds to the Company. The intermediate court in Taian City accepted the application on February 14, 2008, but the matter is still pending. Pending the outcome of the proceedings, Shandong Taibang increased its loss contingency reserve during its fourth quarter of 2007 from approximately $75,593 (RMB566,667) to $133,400 (RMB1,000,000) to cover its share of the enforcement of this judgment. During the fourth quarter of 2008, full amount of the judgment, including Feng Lin and Keliang Huang’s portions of the judgment and the related fees, approximately $456,222 (RMB 3,109,900) has been withdrawn from Shandong Taibang’s account. The Company recorded Feng Lin and Keliang Huang’s portion of the judgment, approximately $304,143 (RMB2,073,234), as receivable as a result of the withdraw. As of December 31, 2008, the Company determined that it is unlikely that the Company will be able to recover such receivable from those two individuals and wrote off the receivable as bad debt expense.

In light of the foregoing, it is unlikely that the Company’s planned acquisition of the assets of Bobai will go forward.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of our 2008 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Bulletin Board trades under the symbol “CBPO.” The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices (1)
	High	Low
Year Ended December 31, 2008
First Quarter	5.85	3.30
Second Quarter	4.32	2.76
Third Quarter	4.70	2.00
Fourth Quarter	2.79	1.26
Year Ended December 31, 2007
First Quarter	N/A	N/A
Second Quarter	3.15	2.70
Third Quarter	3.40	2.70
Fourth Quarter	15.00	3.80

__________________

(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 15, 2009, there were approximately 450 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of 2008 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	997,500	4.00	4,002,500
Total	997,500		4,002,500

(1)

Effective May 9, 2008, our board of directors adopted the China Biologic Products, Inc. 2008 Equity Incentive Plan, or the 2008 Plan. The 2008 Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of five million (5,000,000) shares of our common stock may be issued pursuant to the 2008 Plan. The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than the fair market value per share on the grant date, except that, in the case of an incentive stock option granted to a person who holds more than 10% of the total combined voting power of all classes of our stock or any of our subsidiaries, the exercise price will be no less than 110% of the fair market value per share on the grant date. No more than an aggregate of 500,000 shares (or for awards denominated in cash, the fair market value of 5,000,000 shares on the grant date) may be subject to awards under the 2008 Plan to any individual participant in any one fiscal year. No awards may be granted under the 2008 Plan after May 9, 2018, except that any award granted before then may extend beyond that date.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2008 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2008 fiscal year.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2008.

ITEM 6.

SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this Report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview of Our Business

We are engaged in the research, development, manufacturing, marketing, distribution and sales of biologic products through our indirect majority-owned PRC subsidiary, Shandong Taibang, established under the laws of China. We are currently the only plasma based biopharmaceutical products manufacturer in Shandong province approved by the government. Since our establishment, all of our revenues have been derived primarily from the sales of human albumin and various types of immunoglobulin.

Our industry is competitive and subject to numerous government regulations. Retail prices of certain of our biopharmaceutical products in the PRC are subject to the control of the relevant federal and provincial price administration authorities. The actual price for any given price-controlled product set by manufacturers, wholesalers and retailers cannot exceed the price ceiling imposed in accordance with the applicable government price control rules. Only those pharmaceutical products which are included in the Insurance Catalogue administered at the federal or provincial level are subject to price control. Many competitive factors may affect our sales of products, including product efficacy, safety, price and cost effectiveness, marketing effectiveness, quality control and quality assurance of our manufacturing operations, and research and development of new products.

We operate and manage our business as a single segment. We do not account for the results of our operations on a geographic or other basis.

During the fiscal year ended December 31, 2008 our revenues were derived primarily from the sale of our approved human albumin and immunoglobulin products. Our revenues increased 44.3%, or $14.4 million, to $46.8 million during the fiscal year ended December 31, 2008, compared to revenues of $32.4 million for the fiscal year ended December 31, 2007. Our approved human albumin products accounted for $27.0 million, or 57.8% of our revenues during 2008.

We will continue to meet challenges and secure our market position by enhancing our existing products, introducing new products to meet customer demand, delivering quality products to our customers in a timely manner and maintaining our established industry reputation.

Recent Developments

Proposed Acquisition of Equity Interest in Dalin

On September 26, 2008, we agreed to acquire a 90% controlling interest in Chongqing Dalin Biologic Technologies Co., Ltd., or Dalin, for a purchase price of RMB 194,400,000 (approximately $28.4 million). Dalin owns 54% of the equity interest in Qianfeng Biological Products Co., Ltd., or Qianfeng, one of the largest plasma-based biopharmaceutical companies in China, located in Guiyang, Guizhou Province. As of December 31, 2008, the Company has completed the financial and legal due diligence investigations on Dalin and Qianfeng and expects to close the transaction within a few months, subject to the formal transfer of title to the Company. In January 2009, Logic Express appointed three out of the four directors to Dalin, thereby taking control of Dalin, and on January 16, 2009, the shareholders of Qianfeng elected four directors appointed by Dalin as part of its seven board members. On January 17, 2009, Qianfeng's directors elected a new management team consisting of executives appointed by Logic Express and Dalin, including a CEO, Executive Senior Vice President, CFO and Directors of Sales.

As part of its due diligence investigation into Dalin and Qianfeng, the Company discovered that the indirect interest in Qianfeng that would be acquired under Equity Transfer Agreement will be diluted. The local AIC records show Dalin as a 54% shareholder of Qianfeng. However, Qianfeng issued equity to certain investors pursuant to a capital increase agreement, dated May 2007. Qianfeng received the consideration for the equity, but the increase in registered capital and issuance of the equity interest has not yet been registered with AIC. A shareholder of Qianfeng brought a lawsuit claiming that such shareholder’s right of first refusal with respect to the new equity issuance was violated. When the capital increase is registered with AIC, Dalin will own about 43.3% in Qianfeng. The lawsuit brought by the Qianfeng shareholder was decided against such shareholder, who subsequently appealed. Therefore, Dalin’s interests in Qianfeng could be diluted to as low as 41.3% as the result of the issuance of additional equity to the shareholder, if his appeal prevails. Even if the indirect equity interest that the Company acquires through the proposed acquisition is diluted down to 41.3%, the Company would be able to retain control over Qianfeng as a result of the four board membership to the Qianfeng’s board. The Company does not expect this dispute to impact its ability to complete the acquisition.

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

Proposed Acquisition of Equity Interest in Huitian

On October 10, 2008, Shandong Taibang entered into an equity transfer agreement with Mr. Fan Qingchun, a PRC citizen holding 35% of the equity interest in Huitian, a PRC limited liabilities company, for a price of approximately $6,502,902 (RMB 44,327,890) including interest of $48,102 (RMB 327,890). In accordance with the agreement, we made payments of $1,467,000 (RMB10,000,000) and $1,760,400 (RMB 12,000,000) in September 2008 and November 2008, respectively. On March 17, 2009, the Shandong Taibang and Huitian successfully completed the registration process with the Administration of Industry and Commerce in Xi’An, Shannxi Province to transfer the 35% equity title from Mr. Fan Qingchun to Shandong Taibang. The final installment payment of approximately $3,373,119 (RMB 22,993,315), which includes the accrued interest of approximately $145,719 (RMB 993,315), was due March 31, 2009. While the Company is able and willing to make the final payment, the local tax authority where Huitian is located prohibited the Company from making the final payment due to the dispute over the Mr. Fan’s personal income tax rate and the withholding tax receiving jurisdiction. The Company is awaiting the final decision from the local tax authority and expects the payment can be made during April, 2009.

Since November 14, 2008, the date of second installment payment, the Company has exercised its rights as a shareholder of Huitian, pursuant to cooperation agreements among Taibang and the other Huitian shareholders, including the right to re-elect directors to Huitian’s board of directors and board of supervisors and engagement of new executive officers. In January 2009, Shandong Taibang received approximately $147,256 (RMB 1,003,789) from Huitian for its share of 2008 dividends declared by Huitian according to the equity transfer agreement.

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

Principal Factors Affecting our Financial Performance

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

In March 2006, the Ministry of Health promulgated certain “Measures on Reforming Plasma Collection Stations,” or the Blood Collection Measures, whereby the ownership and management of PRC plasma stations are required to be transferred to plasma-based biopharmaceutical companies while the regulatory supervision and administrative control remain with the government. Plasma stations, that did not complete their reform by December 31, 2006, risked revocation of their license to collect plasma. In December 2006, we signed agreements to acquire certain assets of five of the six plasma stations in Shandong, which we have since acquired. On January 1, 2007 we obtained the permit to operate these stations. These acquisitions will allow us to have direct influence on the operation of these collection stations in the future and secure a stable source of plasma supply for production.

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

Through Shandong Taibang, we formed separate subsidiaries that acquired the assets of the five plasma stations in Shandong and two of the plasma stations in Guangxi Province, and we will form a subsidiary to acquire the assets of the remaining plasma station in Guangxi Province. The wholly-owned subsidiaries of Shandong Taibang holding our new plasma stations are the Xia Jin Plasma Company, the Qi He Plasma Company, the He Ze Plasma Company, the Huan Jiang Plasma Company, the Yang Gu Plasma Company, the Zhang Qiu Plasma Company and Pu Bei Plasma Company, which is still under construction. The other plasma station is held in the Fang Cheng Plasma Company, which is 80% owned by Shandong Taibang and 20% owned by Lin Feng, an unrelated third party. Our acquisition of each plasma station was conditioned on the government’s issuance to our acquiring subsidiaries all permits necessary to operate the acquired assets which we have now obtained. We have also made employment offers to all or substantially all of the employees of each plasma station that we have acquired.

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

Demand for Our Products

The demand for our products is largely affected by the general economic conditions in China as our products are still not affordable to many patients. As China’s economy grows, we expect more Chinese people will become consumers of medical treatments and procedures, including procedures requiring human plasma. However, we expect that the current global economic slowdown and the current credit crisis will result in slower economic growth in China and a depressed economic environment which in turn may make our products less affordable to more patients. In spite of the slowdown, we expect that in light of the ongoing shortage for our products and the fact that there is no medical alternative to our products in treating certain medical diseases, such reductions and disruptions could have a less material adverse effect on our business operations than it could have on the health care industry in general.

In addition, we are trying to mitigate any possible impact of these conditions by expanding our product range and markets through the introduction of new products required by customers. We believe that our technical expertise is important in introducing products that are in demand.

Production Capacity

Prior to the completion of our newly constructed facility with 700 metric tons annual production capacity in July 2008, our sales volume is limited by our annual production capacity.

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

Taxation

United States

We are subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we have no income taxable in the United States.

British Virgin Islands

Our subsidiary, Logic Express Ltd., was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes.

China

Before the implementation of the New EIT Law, Foreign Invested Enterprises, or FIEs, established in the PRC are generally subject to an enterprise income tax, or EIT, rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. The New EIT Law imposes a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the New EIT Law gives the FIEs established before March 16, 2007, or Old FIEs, such as our 82.76% owned subsidiary Shandong Taibang, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatment. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization's business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25.0% .

As a sino-foreign joint venture company, Shandong Taibang has been granted a preferential tax holiday by the Tax Bureau of the PRC as of 2003. Accordingly, Shandong Taibang is entitled to tax concessions from 2003 whereby the profit for the first two financial years beginning with the first profit-making year is exempt from income tax in the PRC, and the profit for each of the subsequent three financial years is taxed at 50% of the prevailing state income tax rate. Local income tax of 3% is exempted for five years starting from the first profit-making year. Shandong Taibang will be allowed the benefits of tax holidays under the grandfather treatment over a five-year transition period, and the applicable income rate will be 25% after the tax holiday. According to the PRC’s central government policy, new or high technology companies will enjoy preferential tax treatment of 15%, instead of 25%. On February 12, 2009, Shandong Taibang received the new technology or high technology certification from Shandong provincial government. The Certification allows the Company to receive the 15% preferential income tax rate, for a period of three years starting from January 1, 2008.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

China Biologic and Subsidiaries
Fiscal Years Ended December 31

			$	Percentage
	2008	2007	Increase	Increase
			(Decrease)	(Decrease)
Revenue	$46,751,160	$32,398,669	$14,352,491	44.3%
Cost of revenue	14,040,602	9,945,921	4,094,681	41.2%
Gross profit	32,710,558	22,452,748	10,257,810	45.7%
Gross profit as a percentage of revenue	70.0%	69.3%	0.7%
Operating expenses	12,374,787	9,695,333	2,679,454	27.6%
Other expense	449,656	511,577	(61,921)	(12.1%	)
Income before taxes and minority interest	19,886,115	12,245,838	7,640,277	62.4%
Income taxes	4,596,603	2,074,560	2,522,043	121.6%
Net income before minority interests	$15,289,512	$10,171,278	$5,118,234	50.3%

Comparison of Fiscal Years Ended December 31, 2008 and 2007

Revenues. Our revenues are derived primarily from the sales of human albumin and various types of immunoglobulin. Our revenues increased 44.3%, or $14,352,491, to $46,751,160 for the fiscal year ended December 31, 2008, compared to revenues of $32,398,669 for the fiscal year ended December 31, 2007. The increase in revenues during fiscal year 2008 is primarily attributable to a general increase in the price of plasma based products, which was partially offset by a decrease in our sales volume except for one of our products. Among the factors that contributed to the growth in revenue, foreign exchange translation accounted for 12.5% of the increase. All of our approved products, except human rabies immunoglobulin, recorded price increases ranging from 29.7% to 227.7% . For the fiscal year ended December 31, 2008, the average price for our approved human albumin products, which contributed 57.8% to our total revenues, increased 29.7%, the average price for our approved human immunoglobulin for intravenous injection, which contributed 22.0% to our revenues, increased 102.8%, and the average price for our approved human tetanus immunoglobulin, which contributed 3.2% to our revenue, increased 76.3%, as compared to the same period in 2007. During fiscal year 2008, the SFDA implemented the new 90-day quarantine period on plasma raw material effective July 1, 2008. This new measure further tightens the raw material that is available for production, and has adversely impacted the already short supply of plasma-based products. As a result, volume in sales for our human albumin, human hepatitis B immunoglobulin, human rabies immunoglobulin and human tetanus immunoglobulin products decreased by 7.4%, 41.7%, 27.1% and 30.3%, respectively, while the sales volume for approved our human immunoglobulin for intravenous use increased by 39.2%, respectively, for the fiscal year ended December 31 2008, as compared to the same period in 2007.

Price increase of our products between 2007 and 2008 was primarily attributable to the government’s stringent control on the quality standard of the plasma-based production industry, which resulted in a shortage in the supply of finished products. We were able to adjust our production plan to take advantage of the limited market supply of plasma resources to realize higher profit margins. In addition, there is a shortage in the market supply for human albumin products which has increased the value of our products in the market place. According to the SFDA spokeswoman, Ms. Yan Jiang Ying in a September 2007 press conference, there is a critical shortage in the market supply of human albumin due to the shortage of plasma raw material. According to Ms. Yan, the overall market supply of human albumin was 117, 127 and 48 metric tons during 2005, 2006 and the first 8 months of 2007, respectively. Our sales of human albumin products for 2005, 2006 and 2007 were 4.2, 6.0 and 5.9 metric tons, respectively, which we believe, in light of the SFDA supply data, represents a steady increase in our market share for the periods 2005, 2006 and 2007 from 3.6%, to 4.7% and to 8.2%, respectively. The plasma-based industry has been immune from the impact of the on-going global financial crisis as the demand for our products has out-paced supply. As a result, our selling price, cost of revenue and operating expenses during the fiscal year 2008 were not impacted by the global financial turmoil.

Cost of Revenues. Our cost of sales increased $4,094,681, or 41.2%, to $14,040,602 for the year ended December 31, 2008, from $9,945,921 during the same period in 2007. This increase was mainly due to a 12.2% increase in foreign exchange translation, in addition to the actual 28.9% increase in cost of revenues. The increase in cost of revenues is primarily due to the increase in cost of raw material. The raw material cost as a percentage of total cost of revenues is 76% in 2008, as compared to the 73% in 2007. Cost of revenues as a percentage of sales was 30.0% for the fiscal year ended December 31, 2008, as compared to 30.7% during the same period in 2007. The decrease in cost of revenue as a percentage of sales is primarily due to the favorable selling price increase, as well as our management’s ability to maintain efficiencies in our production process.

Gross Profit. The gross profit increased by $10,257,810, or 45.7%, to $32,710,558 for the fiscal year ended December 31, 2008 from $22,452,748 for the same period in 2007. As a percentage of sales revenue, our gross profit increased by 0.7% to 70.0% for the fiscal year ended December 31, 2008, from 69.3% for the same period in 2007. The increase in our gross profit as a percentage of revenues is due primarily to the increase in selling prices, as well as our management’s ability to maintain efficiencies in our production process.

Operating Expenses. Our total operating expenses increased by $2,679,454, or 27.6%, to $12,374,787 for the fiscal year ended December 31, 2008, from $9,695,333 for the same period in 2007. As a percentage of sales revenue, total expenses decreased by 3.4% to 26.5% for the fiscal year ended December 31, 2008 from 29.9% for the same period in 2007. The increase was primarily attributable to the 65.2% increase in our general and administrative expenses during the 2008 period, which was offset by the 50.1% decrease in selling expense.

     Selling Expenses. For the fiscal year ended December 31, 2008, our selling expenses decreased to $2,212,073, from $4,434,721 for the fiscal year ended December 31, 2007, a decrease of $2,222,648, or 50.1% . As a percentage of sales, our selling expenses for the fiscal year ended December 31, 2008 decreased by 9.0%, to 4.7%, from 13.7% for the fiscal year ended December 31, 2007. The substantial decrease in selling expenses is the reflection of the normalization of the marketing strategy that initiated on the third quarter last year. Specifically, we awarded sales bonuses of $0.36 million to sales personnel for their outstanding achievement in generating revenue in 2007. Moreover, we aggressively launched marketing efforts by holding more conferences in conjunction with our distributors in most major cities, at an additional cost of approximately $1.4 million for the year ended December 31, 2007. In connection with these marketing efforts, our sales force also incurred additional expenses of approximately $0.3 million. With the marketing efforts in 2007, the Company was able to obtain a higher sales with a substantial lower level of selling expenses in 2008.

     General and Administrative Expenses. For the fiscal year ended December 31, 2008, our general and administrative expenses increased to $7,684,493, from $4,651,434 for the fiscal year ended December 31, 2007, a $3,033,059, or 65.2% increase. General and administrative expenses as a percentage of sales increased by 2.0% to 16.4% for the fiscal year 2008 from 14.4% for the fiscal year 2007. The dollar and percentage increase was mainly due to the increase of personnel cost of $0.9 million, increase of professional expenses related to the costs of being a public reporting company of $0.2 million and write off of $0.9 million bad debt.

     Research and Development Expenses. For the fiscal years ended December 31, 2008 and 2007, our research and development expenses were $1,166,494 and $609,178, respectively, an increase of $557,316 or 91.5% . As a percentage of revenues, our research and development expenses for the fiscal year ended December 31, 2008 and 2007 were 2.5% and 1.9%, respectively. The dollar and percentage increase was primarily due to the cost of research activities and the clinical trial on our new products during the period.

     Non-cash Employee Compensation. Effective May 9, 2008, our board of directors adopted the 2008 Plan under which a total of 5,000,000 shares of our common stock may be issued. During the year ended December 31, 2008, we granted an aggregate of 937,500 immediately vested options to purchase shares of our common stock to our employees and consultants under the 2008 Plan and granted ten-year options to purchase an additional 60,000 shares of common stock, with one-half scheduled to vest on January 24, 2009 and the remaining half scheduled to vest on July 24, 2009, to our three independent directors. Non-cash employee compensation for the year ended December 31, 2008 increased to $1,311,727, from $0 for the same period in 2007, primarily as a result of our adoption of the 2008 Plan and grants to employees and consultants made thereunder. The $1,311,727 compensation expense represents the 937,500 shares of options fully vested on June 1, 2008 and the amortization of the compensation expense of options to purchase 30,000 shares that will vest on January 24, 2009.

Income Tax Expense. Our provision for income taxes increased $2,522,043, or 121.6%, to $4,596,603 for the year ended December 31, 2008, from $2,074,560 for the same period in 2007. Our effective tax rate for the year ended December 31, 2008 was 23.1%, and our 2007 effective tax rate was 16.9% .

Net Income before Minority Interest. Our net income before minority interest increased $5,118,234, or 50.3%, to $15,289,512 for the year ended December 31, 2008, from $10,171,278 for the same period in 2007. Income before taxes and minority interest as a percentage of revenues was 32.,7% and 31.4% for the year ended December 31, 2008 and 2007, respectively. The increase is due directly to an increase in the selling prices of our products and the reduction of the selling expenses during the year ended December 31, 2008.

Liquidity and Capital Resources

Cash Flow and Working Capital

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. We had one bank loan outstanding as of December 31, 2008 for the amount of approximately $5,868,000 (RMB 40,000,000).

As of December 31, 2008, we had approximately $8.8 million in cash and cash equivalents, primarily consisting of cash on hand and demand deposits. The following table sets forth a summary of our cash flows for the periods indicated:

China Biologic and Subsidiaries
Fiscal Years Ended December 31
(audited)

	2008	2007
Net Cash provided by Operating activities	$20,020,039	$12,650,904
Net Cash used in Investing activities	(21,666,504)	(9,210,814)
Net Cash provided by/(used in) Financing activities	4,785,780	(3,122,278)
Effects of Exchange Rate Change in Cash	665,268	424,001
Net Increase in Cash and Cash Equivalents	3,804,583	741,813
Cash and Cash Equivalent at Beginning of the Year	5,010,033	4,268,220
Cash and Cash Equivalent at End of the Year	8,814,616	5,010,033

Operating activities

Net cash provided by operating activities was $20.0 million for the fiscal year ended December 31, 2008, as compared to $12.7 million net cash provided by operating activities for the same period in 2007. The increase in net cash provided by operating activities was mainly due to the increase in net income of $3.8 million to $12.0 million for the fiscal year ended December 31, 2008, as compare to $8.2 million in the same period of 2007. For the year ended December 31, 2008, the non-cash activities of $6.7 million and the increase in other payables and taxes payable provided $2.7 million and 3.6 million, respectively, in net cash, which was offset by the $4.7 million increase in inventory.

Investing activities

Net cash used for investing activities for the fiscal year ended December 31, 2008 was $21.7 million, as compared to $9.2 million in the same period of 2007. The increase of net cash used for investing activities was mainly attributable to advances for potential acquisition of $14.2 million, payment for unconsolidated affiliate of $3.2 million, and the additional capital expenditures in plant and equipment for production and plasma collecting operations to support continued strong growth in our business.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2008 totaled $4.8 million as compared to $3.1 million used in financing activities in the same period of 2007. The increase of the cash provided by financing activities was mainly attributable to the proceeds from long-term loans of $5.8 million, which was offset by the repayment of short-term bank loan of $0.7 million.

With the bank credit facilities that are available to us and other financing activities, we expect that cash on hand, funds generated from our operations and funds generated from companies that we may acquire in the future will be sufficient to satisfy our current and future commitments for at least the next twelve months. We do not believe that we have any significant short term liquidity problems. In addition, we have an approximately $5.8 million additional bank facility that we can draw down in the event that unforeseen liquidity requirements arise. The company believes that it will be able to secure the large majority of the financing required for the two above mentioned acquisitions from domestic bank facilities and available cash resources.

Obligations Under Material Contracts

Below is a summary of our current obligations under material contracts.

  On September 26, 2008, we agreed to acquire a 90% controlling interest in or Dalin for a purchase price of RMB 194,400,000 (approximately $28.4 million). Dalin owns 54% of the equity interest in Qianfeng Biological Products Co., Ltd., or Qianfeng, one of the largest plasma-based biopharmaceutical companies in China, located in Guiyang, Guizhou Province. The Company has completed the financial and legal due diligence investigations and expects the transaction to close within a few months, subject to the formal transfer of title to the Company.

  On October 10, 2008, our indirect majority owned subsidiary, Shandong Taibang entered into an agreement to acquire 35% of the equity interest in or Huitian, a biopharmaceutical company based in Xi’an, Shaanxi Province, from Mr. Fan Qingchun, a PRC citizen, for an aggregate purchase price of approximately $6,502,902 (RMB 44,327,890) including interest of $48,102 (RMB 327,890). The Company has completed the financial and legal due diligence investigations and expects the transaction to close upon the final payment on March 31, 2009. On March 17, 2009, the Shandong Taibang successfully completed the registration process with Administration of Industry and Commerce in the City of Xi’An, Shaanxi Province to transfer the 35% equity title from Mr. Fan Qingchun to Shandong Taibang according to the Equity Transfer Agreement.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines financial instruments. The Company considers the carrying amount of cash, receivables, payables including accrued liabilities and short term loans to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated rates of interest are equivalent to interest rates currently available.

On January 1, 2008, we adopted SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The three levels are defined as follow:

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

Revenue recognition

We recognizes revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which are generally considered to be met upon delivery and acceptance of products at the customer site. Sales are presented net of any discounts given to customers. As a policy, we do not accept any product returns and based on our records, product returns, if any, are immaterial. Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All products produced by us and sold in the PRC are subject to a Chinese VAT at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government. Products distributed by Shandong Medical are subjected to a 17% VAT.

Inventories

Due to its unique nature, our principal raw material, human blood plasma is subject to various quality and safety control issues which include, but are not limited to, contaminations and blood born diseases. In addition, limitations of current technology pose biological hazards inherent in plasma that have yet to be discovered, which could result in a widespread epidemic due to blood infusion. In the event that human plasma is discovered to contain pathogens or infectious agents or other bio-hazards, we would be required to write down our inventory to net realizable value. We determine the net realizable value of our inventories on the basis of anticipated sales proceeds less estimated selling expenses. At each balance sheet date, we evaluate inventories that may be worth less than current carrying amounts. No provision for inventory write down was required for 2008 and 2007, respectively.

Total inventories amounted to $14.9 million and $9.5 million as of December 31, 2008 and 2007, respectively. In order to ensure that the growing demand for our products is met, as well as the 90-day quarantine period requirement on plasma raw material implemented by the PRC government, we have been gradually increasing our inventory level of raw materials. We strictly follow the production processes required by government regulations resulting in the relatively high level of work-in-progress customary to our industry.

Impairment of Long-Lived Assets

We review periodically the carrying amounts of long-lived assets including property, plant and equipment, and intangible assets with finite useful lives, to assess whether they are impaired. We evaluate these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable such as a change of business plan, technical obsolescence, or a period of continuous losses. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In determining estimates of future cash flows, significant judgment in terms of projection of future cash flows and assumptions is required. There was no impairment charges recognized for the year ended December 31, 2007.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” which permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 on January 1, 2008, and chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The adoption of FSP EITF 07-3 did not impact the Company’s consolidated financial statements

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company believes adopting SFAS 160 will significantly impact its financial statements for purchases of minority ownership completed after December 31, 2008.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” to replace SFAS 141, “Business Combinations”. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes adopting SFAS 141R will significantly impact its financial statements for all business combinations completed after December 31, 2008.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133”. Effective on January 1, 2009, SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." SFAS 162 has no impact on the Company’s financial condition, operations or cash flows.

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and is expected to materially affect the Company’s financial statements to carry all warrants and options as liabilities at fair value and to reflect the change in fair value as a gain (loss).

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. EITF 08-4 had no impact on the Company.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the years ended December 31, 2008.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities

Seasonality of our Sales

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item begin on page F-1 hereof.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Chao Ming Zhao, and our Chief Financial Officer, Mr. Y. Tristan Kuo, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on our assessment, Mr. Zhao and Mr. Kuo determined that, as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2008 due to the material weakness described below under Management’s Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of December 31, 2008 for the reasons disclosed below.

During its audit of our consolidated financial statements for the fiscal year ended December 31, 2008, our independent registered public accounting firm reported material weaknesses in our internal control over financial reporting. Our independent registered public accounting firm reported material weakness in our financial statement reporting process, including:

(i)	Lack of sufficient accounting personnel qualified in US GAAP;

(ii)	Deficiencies in the supervision, monitoring and reviewing of annual financial statements preparation processes.

We believe that the material weaknesses identified above were the direct result of our recent expansion toward the year end of 2008. We have taken the measures below and plan to continue taking measures to remediate these material weaknesses as soon as practicable.

(i)

Hire an additional financial reporting and accounting personnel with relevant account experience, skills and knowledge in the preparation of financial statements under the requirements of US GAAP and financial reporting disclosure under the requirement of SEC rules.

(ii)	Develop a rigorous process for collecting and reviewing information required for the preparation of the financial statements including footnotes.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Siu Ling Chan	45	Chairwoman of the Board
Chao Ming Zhao	35	Chief Executive Officer and President
Yu-Yun Tristan Kuo	54	Chief Financial Officer
Lin Ling Li	45	Director
Sean Shao	52	Director
Jie Gan	40	Director
Tong Jun Lin	45	Director

Siu Ling Chan. Ms. Chan has been our director since July 19, 2006. She has been our chairwoman since January 1, 2007 and served as our CEO from January 2007 to March 2007. Ms. Chan is also currently a director of our subsidiary Logic Express. She was also appointed as the director of Shandong Taibang in April 2006. Prior to joining us, Ms. Chan worked from 1991 to 2005, as an administrator at the Fujian Academy of Social Sciences, and from 1989 to 1991 as a statistician at the Fujian Pingtan Economy Committee. She received her diploma in Statistics from Xiamen University in 1989 and a diploma in management from the Fujian Party Committee School in 2004.

Chao Ming Zhao. Mr. Zhao has been our Chief Executive Officer since June 1, 2008. Mr. Zhao was our Chief Financial Officer from November 2006 to until his appointment as our Chief Executive Officer, and has been the Chief Financial Officer of our operating subsidiary, Shandong Taibang since September 2003. From February 2002 to June 2003, Mr. Zhao was the financial manager at EF English First (Fuzhou) School, where he was responsible for managing the school’s accounting and its internal control. He was a manager and auditor at Fujian (CFC) Group from July 1996 to January 2002, and was in charge of internal audit. Mr. Zhao is a certified accountant in the PRC and is an international registered internal auditor. Mr. Zhao obtained his Bachelor’s degree in Investment Economy Management from Fuzhou University in 1996 and received his MBA from the Chinese University of Hong Kong in 2006.

Yu-Yun Tristan Kuo. Mr. Kuo has been our Chief Financial Officer since June 1, 2008 and has served as the Vice President-Finance of Shandong Taibang since September 2007. Mr. Kuo has more than 27 years of experience in accounting, financing and information system for companies in the manufacturing, commodity trading and banking industries and has served in the capacity of CFO, CIO and Controller. Of these 27 years, Mr. Kuo has worked in the United States for 25 years and in Asia for 2 years. Prior to joining our company, Mr. Kuo worked for the Noble Group in Hong Kong as the IT Director from February through August 2007. Prior to that, Mr. Kuo served as the CFO of Cuisine Solution, Inc., a publicly traded company in Alexandria, Virginia, from December 2002 to January 2007. Mr. Kuo also served as the Vice President of Information System for Zinc Corporation of America in Monaca, Pennsylvania from 2001 and 2007 and as Chief Information Officer and Controller of Wise Metals Group in Baltimore, Maryland, the largest independent aluminum sheet producer in the U.S., from 1991 to 2001. Mr. Kuo obtained his Master’s degree in Accounting from the Ohio State University and Bachelors degree in Economics from Soochow University in Taipei.

Lin Ling Li. Ms. Li has been a member of our board of directors since July 19, 2006. Since February 2006, Ms. Li has been the director of our subsidiary Logic Express, and since May 2004, she has been a director at Up-Wing Investment Limited, a predecessor to Logic Express. Ms. Li was a technician at Fuzhou Fuxing Pharmaceutical Company from 1980 to 2000. From October 1998 to April 2006, she was a senior manager at Fuzhou Chengxin Dian Dang Company Limited, where she was involved in financing, mortgage and loan industry. She holds a diploma in accounting from the Fujian Party Committee School of Finance and Accounting in October 1994.

Sean Shao. Mr. Shao has been a member of our board of directors since July 24, 2008. He currently serves as an independent director of Agria Corporation, a China-based agricultural company listed in the U.S. He has served as the Chief Financial Officer of Trina Solar Limited since August 2006, where he assisted them in listing on the NYSE in December 2006. Prior to that, Mr. Shao served, from September 2005 to August 2006, as the Chief Financial Officer of ChinaEdu Corporation, a Chinese educational service provider, and from August 2004 to September 2005, as the Chief Financial Officer of Watchdata Technologies Ltd., a Chinese security software company. Prior to that Mr. Shao served, from October 1998 to July 2004, as a senior manager at Deloitte Touche Tohmatsu CPA Ltd., Beijing, and from December 1994 to November 1997, as an assistant manager at Deloitte & Touche, Toronto. Mr. Shao received his Master’s degree in Health Care Administration from the University of California at Los Angeles in 1988 and his Bachelor’s degree in Art from East China Normal University in 1982. Mr. Shao is an associate member of the American Institute of Certified Public Accountants. Mr. Shao also serves as an Independent Director of China Information Security Technology, Inc., a provider of public security services in China.

Dr. Jie Gan. Dr. Gan has been a member of our board of directors since July 24, 2008. He has served as an associate professor of finance in the School of Business and Management at Hong Kong University of Science and Technology (HKUST) since 2002. Prior to joining HKUST, Dr. Gan served, from 2000 to 2002, as an assistant professor at the Columbia University, Graduate School of Business. Dr. Gan has also worked as a consultant for CRA International (formerly Charles River Associates), one of the largest finance and economics consulting firms in the U.S., and her consulting experience spans company valuation, securities fraud and anti-trust, in a range of industries including financial services, consumer goods and energy. Dr. Gan holds a Master Degree of Urban Economics from Beijing University and a PhD in Financial Economics from Massachusetts Institute of Technology and has been published in top academic journals such as the Journal of Financial Economics and the Review of Financial Studies.

Dr. Tong Jun Lin. Dr. Lin has been a member of our board of directors since July 24, 2008. He has served as an Associate Professor in the Departments of Microbiology and Immunology and Pediatrics, Dalhousie University since 2000 and has focused his research in immune response to microbial pathogens. Dr. Lin received his MD (1984) and PhD (1990) degrees from the Institute of Materia Medica at the Chinese Academy of Medical Sciences, and his post-doctoral training at the University of Alberta (1993-1997), Duke University (1997-1998) and Dalhousie University (1998-2000). He has published 43 peer-reviewed research articles in leading journals and is a member of the American Association of Immunologists and the Canadian Society for Immunologists. Dr. Lin is a recipient of the New Investigator Award from Canadian Institutes of Health Research (2003-2008) and an Award of Excellence in Medical Research from Dalhousie University (2004).

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. To the best of our knowledge and belief, there are no arrangements or understandings with any of our principal stockholders, customers, suppliers, or any other person, pursuant to which any of our directors or executive officers were appointed.

Significant Employees

The following sets forth the name and position of each of our current significant employees.

NAME	AGE	POSITION
Tung Lam	46	Chief Executive Officer of Shandong Taibang
Yun Hua Gao	55	Chief Technical Adviser of Shandong Taibang
Dian Cong Liu	54	Chief Technical Adviser of Shandong Taibang

Tung Lam. Mr. Lam has been the Chief Executive Officer of our operating subsidiary, Shandong Taibang, since October 2003, and is responsible for the entire operation. Prior to joining the Company, Mr. Lam served, from November 1999 to August 2003, as the vice president of Fujian Province Fei Yue Group, where he was in charge of management investment.

Yun Hua Gao. Mr. Gao is the Chief Technical Advisor of our operating subsidiary, Shandong Taibang. In 1975, Mr. Gao was assigned to the Shandong Institute and has been involved in the research and development work of plasma products. From January 2000 to October 2000, he was head of the production department at Shandong Biological Products Institute, and from November 2002 to April 2004, he served as manager of the production department. He graduated from Shandong Medical University majoring in medicine in 1975.

Dian Cong Liu. Mr. Liu is the Chief Technical Adviser of our operating subsidiary, Shandong Taibang. Mr. Liu has spent many years in the area of biopharmaceutical research. Mr. Liu joined the Shandong Institute in 1978, and served as manager of the institute’s placenta product department from 1986 to 1992 and as department head for the institute’s quality assurance department from December 2000 to September 2002. Mr. Liu was one of our founding employees in 2002. He obtained his Bachelor’s degree in Medicine from Shandong Weifang Medical School in 1978. Mr. Liu has also been certified as pharmacist by the Shandong Food and Drug Administration since 2003.

Family Relationships

Ms. Siu Ling Chan is the wife of Mr. Tung Lam. There are no other family relationships among any of our officers and directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years, that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2008, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements, with the following exceptions:

  a late Form 4 report was filed on May 16, 2008 by Siu Ling Chan, our director, to report the stock award of ten year non-qualified stock options to purchase 50,000 shares of our common stock, under our equity incentive plan, pursuant to a stock option agreement, dated May 9, 2008, entered into between her and the Company;

  a late Form 4 report was filed on May 16, 2008 by Lin Ling Li, our director, to report the stock award of ten year non-qualified stock options to purchase 50,000 shares of our common stock, under our equity incentive plan, pursuant to a stock option agreement, dated May 9, 2008, entered into between her and the Company;

  a late Form 4 report was filed on May 16, 2008 by Stanley Wong, our former Chief Executive Officer, to report the stock award of ten year non-qualified stock options to purchase 50,000 shares of our common stock, under our equity incentive plan, pursuant to a stock option agreement, dated May 9, 2008, entered into between him and the Company;

  a late Form 4 report was filed on May 16, 2008 by Chao Ming Zhao, our Chief Executive Officer, to report the stock award of ten year non-qualified stock options to purchase 115,000 shares of our common stock, under our equity incentive plan, pursuant to a stock option agreement, dated May 9, 2008, entered into between him and the Company;

  a late Form 3 was filed on August 18, 2008 by Sean Shao, our director, to report the award of ten-year non-qualified stock option to purchase 20,000 shares of our common stock, under our employee benefit plan, pursuant to a stock option agreement, dated July 24, 2008, between him and the Company;

  a late Form 3 was filed on August 20, 2008 by Tong Jun Lin, our director, to report the award of ten-year non-qualified stock option to purchase 20,000 shares of our common stock, under our employee benefit plan, pursuant to a stock option agreement, dated July 24, 2008, between him and the Company;

  a late Form 3 was filed on September 10, 2008 by Jie Gan, our director, to report the award of ten-year non-qualified stock option to purchase 20,000 shares of our common stock, under our employee benefit plan, pursuant to a stock option agreement, dated July 24, 2008, between her and the Company;

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Ethics

On March 25, 2008, our board of directors adopted a code of ethics, which applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics is designed to deter wrongdoing and to promote: honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC, and in other public communications that we made; compliance with applicable government laws, rules and regulations; the prompt internal reporting of violations of the code to the appropriate person or persons; and accountability for adherence to the code.

The code requires the highest standard of ethical conduct and fair dealing of its senior financial officers, or SFO, defined as the Chief Executive Officer and Chief Financial Officer. While this policy is intended to only cover the actions of the SFO, we expect our other officers, directors and employees will also review our code and abide by its provisions. We believe that our reputation is a valuable asset and must continually be guarded by all associated with us so as to cam the trust, confidence and respect of our suppliers, customers and stockholders.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

Our board of directors established an audit committee on July 24, 2008 and appointed Mr. Sean Shao, Dr. Jie Gan, and Dr. Tong Jun Lin to serve as members of the committee, each of whom our board determined to be “independent” as that term is defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc. Mr. Shao was appointed as the Chair of the audit committee.

Our audit committee oversees our accounting and financial reporting processes and the audits of our financial statements. Our audit committee is responsible for, among other things:

  selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

  reviewing with our independent auditors any audit problems or difficulties and management’s response;

  reviewing and approving all proposed related-party transactions;

  discussing the annual audited financial statements with management and our independent auditors;

  reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

  annually reviewing and reassessing the adequacy of our audit committee charter;

  such other matters that are specifically delegated to our audit committee by our board of directors from time to time;

  meeting separately and periodically with management and our internal and independent auditors; and

  reporting regularly to the full board of directors.

Our board of directors has determined that Mr. Shao possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table – 2008 and 2007

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanley Wong, former CEO (1)	2008	$ 65,493	$38,684	-	$67,370	-	-	$2,346	$173,893
	2007	$100,611	$10,637	-	-	-	-	$4,082	$115,330
Chao Ming Zhao, CEO and former CFO (2)	2008	$148,208	$34,377	-	$154,954	-	-	-	$337,539
	2007	$84,674	$16,126	-	-	-	-	$8,288	$109,088
Yu-Yun Tristan Kuo, CFO(3)	2008	$179,805	$20,582	-	$101,055	-	-	-	$301,442
	2007	$43,950	-	-	-	-	-	-	$43,950

(1)	Stanley Wong served as our CEO from March 2007 until June 1, 2008.

(2)

Chao Ming Zhao has served as our CEO since June 1, 2008 and has also served as the Chief Financial Officer of our subsidiary Shandong Taibang since September 2003. He served as our CFO from November 2006 until June 1, 2008.

(3)	Yu-Yun Tristan Kuo has served as our Chief Financial Officer since June 1, 2008 and has served as the Vice President-Finance of Shandong Taibang since September 2007

Summary of Employment Agreements and Material Terms

Pursuant to an employment agreement which became effective March 8, 2007, as consideration for his services as our Chief Executive Officer, Mr. Wong received a monthly salary of $12,800, plus a bonus equals to one month of salary payable at the end of each year and monthly round trip tickets from Jinan to Hong Kong. Mr. Wong’s employment agreement terminated upon his resignation as or Chief Executive Officer on June 1, 2008. On May 9, 2008, we entered into a consulting agreement with Mr. Wong, pursuant to which we agreed to pay Mr. Wong a monthly fee of RMB40,000 or its HK$ equivalent (approximately $5,725), as consideration for performance of his duties as consultant. We also agreed to grant Mr. Wong a ten-year non-qualified option under the 2008 Plan, for the purchase of 50,000 shares our common stock, at an exercise price of $4.00 per share. The term of the consulting agreement commenced on June 1, 2008, and expired on December 31, 2008, in accordance with its terms.

Pursuant to an employment agreement, as consideration for his services as our Chief Financial Officer and as a director, Chao Ming Zhao received a monthly salary of HK$50,000 (approximately $6,400), plus a guaranteed bonus of HK$50,000 (approximately $6,400), payable on December 31 of each year. On May 9, 2008, we entered into a new employment agreement with Mr. Zhao, pursuant to which we agreed to pay him an annual salary of RMB1,060,000 (approximately $151,368) per annum, as consideration for performance of his duties as Chief Executive Officer. We also agreed to pay Mr. Zhao an annual bonus equal to one month’s salary and Mr. Zhao may be eligible to receive additional bonus compensation as may be awarded by our board of directors at their sole discretion. We also agreed to grant to Mr. Zhao a ten-year nonstatutory stock option under the 2008 Plan, for the purchase of 115,000 shares of our common stock, at an exercise price of $4.00 per share. The stock option immediately vested.

Pursuant to the terms of Mr. Yu-Yun Tristan Kuo’s employment agreement, dated May 9, 2008, we agreed to pay Mr. Kuo an annual salary of RMB1,320,000 (approximately $188,900), as consideration for performance of his duties as Chief Financial Officer. We also agreed to pay Mr. Kuo an annual bonus equal to one month’s salary and Mr. Kuo may be eligible to receive additional bonus compensation as may be awarded by our board of directors at their sole discretion. We also agreed to grant to Mr. Kuo a ten-year nonstatutory stock option under the 2008 Plan, for the purchase of 75,000 shares of our common stock, at an exercise price of $4.00 per share. The stock option immediately vested. In addition, we agreed to pay Mr. Kuo, within a month of the completion of a private placement financing by the Company, a cash bonus equal to one percent of the gross proceeds raised via such financing, or at the sole discretion of Mr. Kuo, the number of shares of our common stock equivalent to such cash amount. Furthermore, we are obligated to grant Mr. Kuo, within a month of our listing on NASDAQ, NYSE or AMEX, an option to purchase 50,000 shares of our common stock pursuant to the 2008 Plan. The exercise price of such option will be the fair market value at the date of the grant and the option will be immediately vested and exercisable on the date of the grant.

Outstanding Equity Awards at Fiscal Year End

Other than as set forth below, none of our executive officers received unexercised options, stock that has not vested or equity incentive plan awards that remained outstanding as of the end of the fiscal year ended December 31, 2008.

Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Chao Ming Zhao	115,000	-	-	4.00	6/1/2018	-	-	-	-
Yu-Yun Tristan Kuo	75,000	-	-	4.00	6/1/2048	-	-	-	-

We use the Black-Scholes option pricing model to measure the fair value of stock options, granted in 2008. The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of our stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Compensation of Directors

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ending December 31, 2008:

Name	Fees earned or paid in cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Siu Ling Chan	103,648		67,370				171,018
Lin Ling Li	103,648		67,370				171,018
Sean Shao	10,516		36,940				47,456
Jie Gan	7,887		36,940				44,827
Tong Jun Lin	7,887		36,940				44,827

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

On July 19, 2006, we entered into director employment agreements with Ms. Siu Ling Chan and Ms. Lin Ling Li, pursuant to which they receive a monthly salary of HK$50,000 (approximately $6,400), plus a guaranteed bonus of HK$50,000 (approximately $6,400) payable on December 31 of each year, as consideration for their services as directors.

On July 24, 2008, we entered into independent director agreements with Mr. Sean Shao, Dr. Jie Gan, and Dr. Tong Jun Lin. Under the terms of the independent director agreements, we agreed to pay each an annual salary of $18,000 as compensation for the services to be provided by them as independent directors, except that Mr. Shao will receive an additional $6,000 as compensation for his role as head of our Audit Committee. In addition, we agreed to grant to each independent director an option to purchase 20,000 shares of our common stock, with an exercise price of $4.00 per share, of which 10,000 shares vested on January 25, 2009 and the remaining 10,000 shares will be vested on July 25, 2009.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 18, 2009, certain information with respect to the beneficial ownership of our common stock by (i) each director and executive officer, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at No. 14 East Hushan Road, Taian City, Shandong, People’s Republic of China 271000.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Siu Ling Chan c/o Lane Capital Markets, LLC 120 Broadway, Suite 1019	Chairwoman of the Board	Common stock $.0001 par value	6,912,624(3)	29.1%
New York
Chao Ming Zhao c/o Lane Capital Markets, LLC 120 Broadway, Suite 1019 New York	Chief Executive Officer	Common stock $.0001 par value	1,186,787 (4)	5.0%
Yu-Yun Tristan Kuo	Chief Financial Officer	Common stock $.0001 par value	75,000 (5)	0.3%
Lin Ling Li c/o Lane Capital Markets, LLC 120 Broadway, Suite 1019 New York	Director	Common stock $.0001 par value	6,862,624(3)	29.1%
Sean Shao	Director	Common stock $.0001 par value	10,000 (6)	0.0%
Jie Gan	Director	Common stock $.0001 par value	10,000 (6)	0.0%
Tong Jun Lin	Director	Common stock $.0001 par value	10,000 (6)	0.0%
All officers and directors as a group (7 persons named above)		Common stock $.0001 par value	15,117,035	63.7%
5% Securities Holders
Siu Ling Chan c/o Lane Capital Markets, LLC 120 Broadway, Suite 1019 New York	Chairwoman of the Board	Common stock $.0001 par value	6,912,624(3)	29.1%
Lin Ling Li c/o Lane Capital Markets, LLC 120 Broadway, Suite 1019 New York	Director	Common stock $.0001 par value	6,912,624(3)	29.1%
Chao Ming Zhao c/o Lane Capital Markets, LLC 120 Broadway, Suite 1019 New York	Chief Executive Officer and Director	Common stock $.0001 par value	1,186,787 (4)	5.0%
Katherine Loh c/o Lane Capital Markets, LLC 120 Broadway, Suite 1019 New York		Common stock $.0001 par value	1,071,787	4.5%
Pinnacle China Fund, LP 4965 Preston Park Blvd., Suite 240 Plano, TX 75093		Common stock $.0001 par value	2,638,523(7)	11.1%
The Pinnacle Fund LP 4965 Preston Park Blvd., Suite 240 Plano, TX 75093		Common stock $.0001 par value	500,000	2.1%
Barry M. Kitt 4965 Preston Park Blvd., Suite 240 Plano, TX 75093		Common stock $.0001 par value	3,138,523(8)	13.2%
Jayhawk Private Equity Fund 8201 Mission Road, Suite 110 Prairie Village, Kansas 66208		Common stock $.0001 par value	1,346,133(9)	5.7%
Jayhawk Private Equity Co-Invest 8201 Mission Road, Suite 110 Prairie Village, Kansas 66208		Common stock $.0001 par value	59,646(10)	0.3%
Kent C. McCarthy Jayhawk China Fund (Cayman) Ltd. 8201 Mission Road, Suite 110 Prairie Village, Kansas 66208		Common stock $.0001 par value	1,405,779(11)	5.9%

*Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

As of March 18, 2009, a total of 21,434,942 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Includes 50,000 shares underlying a ten-year nonstatutory stock option granted under the 2008 Plan, exercisable at $4.00 per share.

(4)	Includes 115,000 shares underlying a ten-year nonstatutory stock option granted under the 2008 Plan, exercisable at $4.00 per share.

(5)	Includes 75,000 shares underlying a ten-year nonstatutory stock option granted under the 2008 Plan, exercisable at $4.00 per share.

(6)

Includes 10,000 shares underlying an option to purchase 20,000 shares of our common stock, with an exercise price of $4.00 per share, of which 10,000 shares vested on January 25, 2009 and the remaining 10,000 shares will be vested on July 25, 2009.

(7)	Includes 527,705 shares underlying a five-year warrant granted on July 19, 2006, exercisable at $2.8425 per share.

(8)	Represents 2,110,818 shares held by Pinnacle China Fund, LP and 500,000 shares held by The Pinnacle Fund LP, both of which are beneficially owned and controlled by Barry M. Kitt.

(9)	Includes 471,562 shares underlying a five-year warrant granted on July 19, 2006, exercisable at $2.8425 per share.

(10)	Includes 4,771 shares underlying a five-year warrant granted on July 19, 2006, exercisable at $2.8425 per share.

(11)

Represents 1,346,133 shares held by Jayhawk Private Equity Fund and 59,646 held by Jayhawk Private Equity Co-Invest Fund, which are managed by Jayhawk Capital Management, LLC, an entity controlled by Kent C. McCarthy, who is deemed the beneficial owner of the shares.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Securities Authorized for Issuances under Equity Compensation Plans

The following table includes the information as of the end of 2008 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	997,500	$4.00	4,002,500
Total	997,500		4,002,500

(1)

Effective May 9, 2008, our board of directors adopted the 2008 Plan. The 2008 Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of five million (5,000,000) shares of our common stock may be issued pursuant to the 2008 Plan. The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than the fair market value per share on the grant date, except that, in the case of an incentive stock option granted to a person who holds more than 10% of the total combined voting power of all classes of our stock or any of our subsidiaries, the exercise price will be no less than 110% of the fair market value per share on the grant date. No more than an aggregate of 500,000 shares (or for awards denominated in cash, the fair market value of 5,000,000 shares on the grant date) may be subject to awards under the 2008 Plan to any individual participant in any one fiscal year. No awards may be granted under the 2008 Plan after May 9, 2018, except that any award granted before then may extend beyond that date.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The following includes a summary of transactions since the beginning of the 2008 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved that exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11. “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  On May 9, 2008, we entered into a consulting agreement with Mr. Stanley Wong, our former Chief Executive Officer until June 1, 2008, pursuant to which we agreed to pay Mr. Wong a monthly fee of RMB40,000 or its HK$ equivalent (approximately $5,725), as consideration for performance of his duties as consultant. We also agreed to grant Mr. Wong a ten-year non-qualified option under the 2008 Plan, for the purchase of 50,000 shares our common stock, at an exercise price of $4.00 per share. The term of the consulting agreement commenced on June 1, 2008, and expired on December 31, 2008, in accordance with its terms.

  During 2007, the Company advanced in total $413,697 (RMB 3,007,481) in cash to a 20% minority shareholder of one of the Company’s plasma companies for the purchases of plasma collection license and certain equipments for its Fang Cheng Plasma Company. However, the title transfer of those equipments, with the estimated value of approximately $16,871 (RMB 122,481), has not been realized. The Company determined that the likelihood of the minority shareholder’s ability to deliver the title of those equipments is minimal and made a provision for the amount of $16,871 as of December 31, 2008. The Company also determined that the future cash flows expected to be generated from the Fang Cheng plasma collection license had impaired as the plasma collected in 2008 did not warrant any carrying amount for the license. As a result, the Company recorded an impairment write-down of intangible assets for approximately $415,873 (RMB 2,885,000).

  In 2007, the Company also prepaid $516,456 to the same minority shareholder of one of the plasma companies. The prepayment is for the purpose of acquiring certain assets. Assets are expected to be received by January 2009. However, as of December 31, 2008, the Company determined that the likelihood of recovering these advances and prepayment is minimal, due to the minority shareholder’s ability to secure the title of the assets and the personal financial difficulty as a result of the economic downturn, and made a provision for both amounts as bad debt expense as of December 31, 2008. The Company is currently negotiating with the shareholder in attempt to recover the fund.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

On July 24, 2008, our board of directors appointed Mr. Sean Shao, Dr. Jie Gan, and Dr. Tong Jun Lin to serve on our board as “independent directors,” as that term is defined by Rule 4200(a)(15) of the Marketplace Rules of The NASDAQ Stock Market, Inc.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by Moore Stephens for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
Audit Fees	$360,000	$180,000
Audit-Related Fees	$-	$-
Tax Fees	$17,000	$-
All Other Fees	$7,000	$-
TOTAL	$384,000	$180,000

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service performed by Moore Stephens for our financial statements as of and for the year ended December 31, 2008.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

2.1	Share Exchange Agreement between the Company, Logic Express Limited and the selling stockholders signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

3.2*	Amended and Restated By-Laws, adopted on March 31, 2009

4.1	Securities Purchase Agreement between the Company, Logic Express Limited, Shandong Taibang Biological Products Co., Ltd., and the selling stockholders and investors signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 4.1 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.2	Registration Rights Agreement, between the Company and certain investors signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.3	Form of Stockholder Warrant to purchase Common Stock, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.3 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.4	Lane Warrant, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.4 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.5	Share Escrow Agreement, between the Company, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.5 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.6	Escrow Agreement, between the Company, the Escrow Agent, and the selling stockholders signatory thereto, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.6 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.7	Amendment No. 1 to the Share Escrow Agreement, between the Company, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of February 16, 2007 (incorporated by reference to Exhibit 4.7 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.8	Amendment No. 2 to Share Escrow Agreement, between the Company, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of March 27, 2007 (incorporated by reference to Exhibit 4.8 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

Exhibit No.	Description

4.9	Amendment No. 3 to Share Escrow Agreement, between the Company, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of April 2, 2007 (incorporated by reference to Exhibit 4.9 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.10	Amendment No. 4 to Share Escrow Agreement, between the Company, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of May 9, 2007 (incorporated by reference to Exhibit 4.10 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.11	Amendment No. 1 to Securities Purchase Agreement, between the Company, Logic Express Limited, Shandong Taibang Biological Products Co., Ltd. and the selling stockholders and investors signatory thereto, dated as of February 16, 2007 (incorporated by reference to Exhibit 4.11 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.12	Amendment No. 2 to Securities Purchase Agreement, between the Company, Logic Express Limited, Shandong Taibang Biological Products Co., Ltd. and the selling stockholders and investors signatory thereto, dated as of March 27, 2007 (incorporated by reference to Exhibit 4.12 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.13	Amendment No. 3 to Securities Purchase Agreement, between the Company, Logic Express Limited, Shandong Taibang Biological Products Co., Ltd. and the selling stockholders and investors signatory thereto, dated as of April 2, 2007 (incorporated by reference to Exhibit 4.13 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.14	Amendment No. 4 to Securities Purchase Agreement, between the Company, Logic Express Limited, Shandong Taibang Biological Products Co., Ltd. and the selling stockholders and investors signatory thereto, dated as of May 9, 2007 (incorporated by reference to Exhibit 4.14 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.15	Amendment No. 5 to Securities Purchase Agreement, between the Company and investors signatory thereto, dated as of August 20, 2007 (incorporated by reference to Exhibit 4.15 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.1.	China Biologic Products, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on May 13, 2008)

10.2.	Form of Stock Option Award Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K, filed by the Company on May 13, 2008)

10.3.	Group Secondment Agreement, dated October 28, 2002, between Shandong Taibang Biological Products Co., Ltd. and the Shandong Institute (English Translation) (incorporated by reference to Exhibit 10.1 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.4.	Amended and Restated Joint Venture Agreement, between Logic Express Limited and the Shandong Institute, dated as of March 12, 2006 (English Translation) (incorporated by reference to Exhibit 10.2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.5.	Letter of Intent for Equity Transfer, between Logic Express Limited and the Shandong Institute, dated as of June 10, 2006 (English Translation) (incorporated by reference to Exhibit 10.3 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.6.	Raw Plasma Supply Agreement, between Shandong Taibang Biological Products Co., Ltd. and Qihei Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.4 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

Exhibit No.	Description

10.7.	Raw Plasma Supply Agreement, between Shandong Taibang Biological Products Co., Ltd. and the Xiajin Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.5 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.8.	Raw Plasma Supply Agreement, between Shandong Taibang and the Zhangqiu Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.6 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.9.	Plasma Processing Agreement, between Shandong Taibang Biological Products Co., Ltd. and Qi He An Tai Plasma Collection Co., Ltd., dated as of January 2, 1007 (English Translation) (incorporated by reference to Exhibit 10.9 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.10.	Plasma Processing Agreement, between Shandong Taibang Biological Products Co., Ltd. and the Xia Jin An Tai Plasma Collection Co., Ltd., dated as of January 2, 2007 (English Translation) (incorporated by reference to Exhibit 10.10 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.11.	Plasma Processing Agreement, between Shandong Taibang Biological Products Co., Ltd. and the Zhang Qiu An Tai Plasma Collection Co., Ltd., dated as of January 2, 2007 (English Translation) (incorporated by reference to Exhibit 10.11 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.12.	Asset Purchase Agreement, between Zhang Qiu An Tai Plasma Collection Co., Ltd. and Zhang Qiu Plasma Collection Station, dated as of December 31, 2006 (English Translation) (incorporated by reference to Exhibit 10.12 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.13.	Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of April 24, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.14.	Asset Purchase Agreement, between Qi He An Tai Plasma Collection Co., Ltd. and Qi He County Plasma Collection Station, dated as of November 9, 2006 (English Translation) (incorporated by reference to Exhibit 10.14 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.15.	Asset Purchase Agreement, between Xia Jin An Tai Plasma Collection Co., Ltd. and Xia Jin County Plasma Collection Station, dated as of October 20, 2006 (English Translation) (incorporated by reference to Exhibit 10.15 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.16.	Asset Purchase Agreement, between Liao Cheng An Tai Plasma Collection Co., Ltd. and Yang Gu County Plasma Collection Station, dated as of November 3, 2006 (English Translation) (incorporated by reference to Exhibit 10.16 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.17.	Asset Purchase Agreement, between Fang Cheng Plasma Collection Co., Ltd. and Fang Cheng Plasma Company, dated as of April 30, 2007 (English Translation) (incorporated by reference to Exhibit 10.21 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

Exhibit No.	Description

10.18.	Asset Purchase Agreement, between He Ze An Tai Plasma Collection Co., Ltd and Yun Cheng County Plasma Collection Station, dated as of December 15, 2006 (English Translation) (incorporated by reference to Exhibit 10.22 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.19.	Raw Plasma Supply Agreement, between Shandong Taibang Biological Products Co., Ltd. and Liao Cheng Tiantan Plasma Collection Co. Ltd., dated as of November 1, 2007 (English Translation) (incorporated by reference to Exhibit 10.23 of the registration statement on Form SB-2/A, filed by the Company on December 28, 2007)

10.20.	Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of August 5, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.21.	Equity Transfer Agreement, dated September 26, 2008, among Logic Express Limited, Chongqing Dalin Biologic Technologies Co., Ltd. and certain shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on October 2, 2008)

10.22.	Supplemental Agreement, dated November 3, 2008, among Logic Express Limited, Fan Shaowen, as representative of the shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. and Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K, filed by the Company on November 7, 2008)

10.23.	Second Supplemental Agreement, dated November 14, 2008, among Logic Express Limited, Fan Shaowen as representative of the shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. and Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to exhibit 10.3 of the current report of Form 8-K, filed by the Company on November 20, 2008)

10.24.	Amended Equity Transfer Agreement, dated December 12, 2008, among Logic Express Limited, Chongqing Dalin Biologic Technologies Co., Ltd., and certain shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to exhibit 10.4 of the current report of Form 8-K, filed by the Company on December 18, 2008)

10.25.	Equity Transfer Agreement, between Shandong Taibang Biological Products Co., Ltd. and Mr. Fan Qingchun, dated October 10, 2008 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on October 16, 2008)

10.26.	Joint Venture and Cooperation Agreement between Mr. Fan Qingchun, Shandong Taibang Biological Products Co., Ltd. and Shaanxi Power Construction Corporation, dated September 12, 2008 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K, filed by the Company on October 16, 2008)

10.27.	Agreement on Equity Transfer, Acquisition, Joint Venture and Cooperation, among Shandong Taibang Biological Products Co., Ltd., Shaanxi Power Construction Corporation and Mr. Fan Qingchun, dated September 12, 2008 (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K, filed by the Company on October 16, 2008)

10.28.	(Shareholder) Agreement among Shandong Taibang Biological Products Co., Ltd., Logic Express Limited and Biological Institute, dated September 12, 2008 (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K, filed by the Company on October 16, 2008)

10.29.	Trademark Licensing Agreement, dated as of February 27, 2007 (English Translation) (incorporated by reference to Exhibit 10.17 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

Exhibit No.	Description

10.30.	Loan Agreement, dated as of November 30, 2006, among Shandong Taibang and the Shandong Institute and Logic Express (English Translation) (incorporated by reference to Exhibit 10.18 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.31.	Supplementary Agreement, dated as of September 1, 2007, among Shandong Taibang Biological Products Co., Ltd., the Shandong Institute and Logic Express Limited (English Translation) (incorporated by reference to Exhibit 10.19 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.32.	Form of Bank of Communications Loan Contract, among Shandong Taibang and the Taian Branch of the Bank of Communications (English Translation) (incorporated by reference to Exhibit 10.20 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.33.	China Bank of Communications Loan Contract, dated October 28, 2008, between Shandong Taibang Biological Products Co. Ltd. and Bank of Communications, Taian Branch (English Translation) (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on November 3, 2008)

10.34.	Loan Agreement between Shandong Taibang Biological Products Co., Ltd. and Bank Of China, dated January 8, 2009 (English Translation) (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on January 13, 2009)

10.35.	Consulting Agreement, between Stanley Wong and China Biologic Products, Inc., dated May 9, 2008 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K, filed by the Company on May 13, 2008)

10.36.	Employment Agreement, between Y. Tristan Kuo and China Biologic Products, Inc., dated May 9, 2008 (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K, filed by the Company on May 13, 2008)

10.37.	Employment Agreement, between Chao Ming Zhao and China Biologic Products, Inc., dated May 9, 2008 (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K, filed by the Company on May 13, 2008)

10.38.	Form of Director’s Employment Agreement of China Biologic (incorporated by reference to Exhibit 10.8 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.39.	Form of Independent Director Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on July 30, 2008)

10.40.	Form of Indemnity Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K, filed by the Company on July 30, 2008)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the annual report on Form 10-KSB, filed by the Company on March 28, 2008)

21*	Subsidiaries of China Biologic Products, Inc.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

CHINA BIOLOGIC PRODUCTS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Biologic Products, Inc.

We have audited the accompanying consolidated balance sheets of China Biologic Products, Inc. and subsidiaries as of December, 2008 and 2007, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008. China Biologic Products, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Biologic Products, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 30, 2009

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

A S S E T S
	2008	2007
CURRENT ASSETS:
Cash	$8,814,616	$5,010,033
Note receivable	-	41,130
Accounts receivable, net of allowance for doubtful accounts of $1,268,052
and $1,238,772 as of December 31, 2008 and 2007, respectively	313,087	316,869
Dividend receivable	147,256	-
Other receivables	356,957	301,773
Other receivables- related party	-	413,697
Inventories	14,949,196	9,505,074
Prepayments and deferred expense	614,704	138,756
Total current assets	25,195,816	15,727,332

PLANT AND EQUIPMENT, net	19,299,364	15,434,124

OTHER ASSETS:
Investment in unconsolidated affiliate	6,533,977	-
Refundable deposit for potential acquisition	14,181,800	-
Prepayments-non-current	955,874	711,459
Long term prepayment – related party	-	516,456
Intangible assets, net	1,002,561	915,874
Total other assets	22,674,212	2,143,789

Total assets	$67,169,392	$33,305,245

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$2,481,889	$2,677,587
Notes payable	29,340	-
Short term loans - bank	-	685,500
Short term loan – minority shareholder	773,277	722,674
Other payables and accrued liabilities	3,962,931	1,200,068
Other payable - land use right	1,683	1,485
Distribution payable to minority shareholder	3,252,354	506,626
Customer deposits	1,091,792	398,794
Taxes payable	4,060,010	384,788
Investment payable	3,275,501	-
Total current liabilities	18,928,777	6,577,522

OTHER LIABILITIES:
Non-current other payable – land use right	323,707	304,086
Long term loan-bank	5,868,000	-
Total other liabilities	6,191,707	304,086
Total liabilities	25,120,484	6,881,608

COMMITMENTS AND CONTINGENCIES	-	142,120

MINORITY INTEREST	4,211,794	3,885,892

SHAREHOLDERS' EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 21,434,942
shares issued and outstanding at December 31, 2008 and 2007	2,143	2,143
Paid-in-capital	10,700,032	9,388,305
Statutory reserves	6,989,801	3,934,703
Retained earnings	15,392,253	6,461,680
Accumulated other comprehensive income	4,752,885	2,608,794
Total shareholders' equity	37,837,114	22,395,625

Total liabilities and shareholders' equity	$67,169,392	$33,305,245

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

REVENUES	$46,751,160	$32,398,669

COST OF SALES	14,040,602	9,945,921

GROSS PROFIT	32,710,558	22,452,748

OPERATING EXPENSES:
Selling expenses	2,212,073	4,434,721
General and administrative expenses	7,684,493	4,651,434
Research and development expenses	1,166,494	609,178
Stock-based compensation expenses (general and administrative)	1,311,727	-
TOTAL OPERATING EXPENSES	12,374,787	9,695,333

INCOME FROM OPERATIONS	20,335,771	12,757,415

OTHER EXPENSES (INCOME):
Equity in income of unconsolidated affiliate	(175,231)	-
Interest expense (income), net	373,497	88,686
Other expense (income), net	251,390	422,891
TOTAL OTHER EXPENSES (INCOME), NET	449,656	511,577

INCOME BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST	19,886,115	12,245,838

PROVISION FOR INCOME TAXES	4,596,603	2,074,560

NET INCOME BEFORE MINORITY INTEREST	15,289,512	10,171,278

LESS MINORITY INTEREST	3,303,841	1,991,902

NET INCOME	11,985,671	8,179,376

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	2,144,091	1,490,409

COMPREHENSIVE INCOME	$14,129,762	$9,669,785

BASIC EARNINGS PER SHARE:
Weighted average number of shares	21,434,942	21,434,942
Earnings per share	$0.56	$0.38

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	21,556,342	21,861,014
Earnings per share	$0.56	$0.37

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common stock			Retained earnings		Accumulated
			Additional			other
		Par	Paid-in	Statutory		comprehensive
	Shares	value	capital	reserves	Unrestricted	income	Totals

BALANCE, December 31, 2006	21,434,942	$2,143	$9,388,305	$2,199,580	$17,427	$1,118,385	$12,725,840

Net income					8,179,376		8,179,376
Adjustment to statutory reserve				1,735,123	(1,735,123)		-
Foreign currency translation adjustments						1,490,409	1,490,409

BALANCE, December 31, 2007	21,434,942	$2,143	$9,388,305	$3,934,703	$6,461,680	$2,608,794	$22,395,625

Stock based compensation			1,311,727				1,311,727
Net income					11,985,671		11,985,671
Adjustment to statutory reserve				3,055,098	(3,055,098)		-
Foreign currency translation adjustments						2,144,091	2,144,091

BALANCE, December 31, 2008	21,434,942	$2,143	$10,700,032	$6,989,801	$15,392,253	$4,752,885	$37,837,114

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,985,671	$8,179,376
Adjustments to reconcile net income to cash
provided by operating activities:
Minority Interest	3,303,841	1,991,902
Depreciation	1,088,155	777,007
Amortization	61,095	91,965
Loss on disposal of equipment	214,663	245,042
Allowance for bad debt – accounts receivable	(56,462)	221,813
Allowance for bad debt – other receivables and prepayments	560,668	-
Impairment of assets	415,873	-
Stock based compensation	1,311,727	-
Equity in income of unconsolidated affiliate	(175,231)	-
Change in operating assets and liabilities:
Notes receivable	43,245	44,109
Accounts receivable	81,980	3,351,444
Other receivables	(33,462)	310,943
Other receivables – related party	1,442	(2,302)
Inventories	(4,695,495)	(2,845,676)
Prepayments and deferred expenses	(459,019)	599,238
Accounts payable	(376,527)	93,800
Other payables and accrued liabilities	2,695,860	(773,185)
Other payables –land use right	(37,308)	(1,346)
Customer deposits	653,514	2,679
Taxes payable	3,585,237	227,604
Contingent liability	(149,428)	136,491
Net cash provided by operating activities	20,020,039	12,650,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to related party	-	(395,010)
Additions to plant and equipment	(4,033,667)	(7,715,142)
Additions to intangible assets	(83,259)	(234,120)
Payments for unconsolidated affiliate	(3,171,300)	-
Prepayments for potential acquisition	(14,181,800)	-
Advances on non-current assets	(270,119)	(381,996)
Advances on building purchase to related party	-	(496,001)
Proceeds from sales of equipment	73,641	11,455
Net cash used in investing activities	(21,666,504)	(9,210,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	28,830	-
Proceeds from short term loan	-	1,316,700
Payments on short term loan	(720,750)	(3,291,750)
Proceeds from long term loan	5,766,000	-
Payments on long term debt	-	(658,350)
Dividends paid to minority shareholders	(288,300)	(488,878)
Net cash provided by (used in) financing activities	4,785,780	(3,122,278)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	665,268	424,001

INCREASE IN CASH	3,804,583	741,813

CASH, beginning of year	5,010,033	4,268,220

CASH, end of year	$8,814,616	$5,010,033

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$1,523,867	$1,803,510
Interest paid (net of capitalized interest)	$108,170	$107,077
Non-cash transactions
Accounts receivable in exchange for accrued liabilities	$-	$1,126,404
Unpaid investment in unconsolidated affiliate	$3,218,565	$-
Plant and equipment acquired with prepayments made in prior periods	$78,905	$498,147

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 1 – Organization background and principal activities

Principal Activities and Reorganization

China Biologic Products, Inc. (the “Company” or “CBP”) was originally incorporated in 1992 under the laws of the state of Texas as Shepherd Food Equipment, Inc. On July 18, 2006, the Company entered into a Share Exchange Agreement with Logic Express Ltd (“Logic Express”) and its stockholders. Upon the closing of the Share Exchange Agreement on July 19, 2006, Logic Express became a wholly-owned subsidiary of the Company.

Logic Express was incorporated on January 6, 2006, in the British Virgin Islands. Logic Express was established for the purpose of acquiring an 82.76% majority equity interest in Shandong Missile Biological Products Co., Ltd., which it acquired on April 17, 2006 and on February 27, 2007 changed its name to Shandong Taibang Biological Products Co., Ltd. (“Shandong Taibang”). As a result of the acquisition, Shandong Taibang became the Company’s indirect subsidiary.

The Company through its direct and indirect subsidiaries is principally engaged in the research, development, commercialization, manufacture and sale of human blood products to customers in the People’s Republic of China (the “PRC”) and India.

Acquisition of assets from plasma stations

In the third quarter of 2006, Shandong Taibang, through its wholly owned plasma companies, entered into an asset transfer agreement with the Shandong Provincial government to acquire certain assets of five plasma stations in Shandong Province, for total consideration of approximately $2,607,356 (RMB 19.3 million). The operating licenses of the plasma companies were effective as of January 1, 2007.

In January 2007, Shandong Taibang, through its 100% and 80% owned plasma companies, entered into letters of intent to acquire certain assets of two plasma stations in Guangxi Province for total consideration of approximately $761,781 (approximately RMB 5.6 million).

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

Establishment of new collection station in Guangxi

In June 2008, the Company received the approval from the Guangxi Province Bureau of Health to set up a new plasma collection station in Pu Bei County, Guangxi Province. The new plasma collection station will be located in the Centralized Industry Zone of Pu Bei County and when it becomes operational, it will replace CBP's existing Fang Cheng Plasma Collection Station (“Fang Cheng”). The Company's management decided to relocate Fang Cheng to a more strategic location to increase collection volumes. During the construction period, the existing Fang Cheng Plasma Station will still continue with its normal operations. With the approval of the Centralized Industry Zone of Pu Bei County, once Fang Cheng becomes operational, the Company hopes to expand its coverage area to secure higher collection volumes in the future.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2 – Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All material inter-company transactions and balances have been eliminated in the consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, management estimates the fair value of stock based compensation as well as potential losses on outstanding receivables. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

In accordance with FAS 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

The consolidated balance sheet amounts, with the exception of equity at December 31, 2008 and 2007 were translated at RMB6.82 to $1.00 and RMB7.29 to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to consolidated statements of income and cash flow for the years ended December 31, 2008 and 2007 were RMB6.94 and RMB7.59, respectively.

Revenue recognition

The Company recognizes revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which are generally considered to be met upon delivery and acceptance of products at the customer site. Sales are presented net of any discounts given to customers. As a policy, the Company does not accept any product returns and based on our records, product returns, if any, are immaterial. Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All products produced by the Company and sold in the PRC are subject to a Chinese VAT at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government. Products distributed by Shandong Medical are subjected to a 17% VAT.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $60,164 and $93,107 for the years ended December 31, 2008 and 2007, respectively.

Financial instruments

Statement of Financial Accounting Standards (“SFAS”) 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments. The Company considers the carrying amount of cash, receivables, payables including accrued liabilities and short term loans to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated rates of interest are equivalent to interest rates currently available.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The three levels are defined as follow:

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

The Company’s investment in unconsolidated affiliate amounted to $6,533,977 as of December 31, 2008. Since there is no quoted or observable market price for the fair value of similar investment, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the capital investment that the Company contributed income or losses from investment and additional contributions made and distributions received. The carrying value of the investment in unconsolidated affiliate approximated the fair value as of December 31, 2008.

The carrying value of the long term bank loan amounted to $5,868,000. The Company used Level 2 inputs for its valuation methodology for the long term bank loan by comparing the stated loan interest rate to the rate charged by the Bank of China to similar loans.

	Carrying Value as of	Fair Value Measurements at December 31, 2008
	December 31, 2008	using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Investment	$6,533,977	$-	$-	$6,533,977
Long term bank loan	$5,868,000	$-	$5,380,114	$-

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

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC, Hong Kong and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in state-owned banks at December 31, 2008 and 2007 amounted to $8,689,414 and $4,814,991, respectively, $47,865 and $240,797 of which are covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s major product, human albumin: - 20%/10ml, 20%/25ml and 20%/50ml, accounted for 57.8% and 63.5% of total revenues, for the years ended December 31, 2008 and 2007, respectively. If the market demands for human albumin cannot be sustained in the future or if the price of human albumin decreases, it would adversely affect the Company’s operating results.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

All of the Company’s customers are located in the PRC. As of December 31, 2008 and 2007, the Company had no significant concentration of credit risk, except for the amounts due from related parties. There were no customers that individually comprised 10% or more of the revenue during the fiscal year ended December 31, 2008 and 2007, respectively. No individual customer represented more than 10% of trade receivables at December 31, 2008 and 2007. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

The Company’s top three vendors comprised 36.3% and 24.0%, respectively, of the Company’s purchases for the years ended December 31, 2008 and 2007. Accounts payable to these vendors amounted $448,016 and $318,843 as of December 31, 2008 and 2007, respectively.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Account balances are written-off after management has exhausted all efforts of collection. Trade accounts receivable consist of the following:

	December 31, 2008	December 31, 2007
Trade accounts receivable	$1,581,139	$1,555,641
Less: Allowance for doubtful accounts	(1,268,052)	(1,238,772)
Total	$313,087	$316,869

The activity in the allowance for doubtful accounts for trade accounts receivable for the years ended December 31, 2008 and 2007 is as follows:

	December 31, 2008	December 31, 2007
Beginning allowance for doubtful accounts	$1,238,772	$1,131,209
Bad debt expense	-	221,813
Recovery of amount previously reserved	(56,462)	-
Write-off charged against the allowance	-	(188,891)
Foreign currency translation adjustment	85,742	74,641
Ending allowance for doubtful accounts	$1,268,052	$1,238,772

Inventories

Inventories are stated at the lower of cost or market using the weighted average basis and consist of the following:

	December 31, 2008	December 31, 2007
Raw materials	$7,043,349	$3,841,595
Work-in-process	4,801,768	4,068,389
Finished goods	3,104,079	1,595,090
Total	$14,949,196	$9,505,074

The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of December 31, 2008 and 2007, the Company has determined that no reserve is necessary.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. Depreciation expense for the year ended December 31, 2008 and 2007 amounted to $1,088,155 and $777,007, respectively.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Estimated useful lives of the assets are as follows:

	Estimated Useful Life
Buildings and improvement	30	years
Machinery and equipment	10	years
Furniture, fixtures and office equipment	5-10	years

Construction in progress represents the costs incurred in connection with the construction of buildings, new additions, or capitalized interest incurred in connection with the Company’s plant facilities. In accordance with the provisions of SFAS No. 34, “Capitalize of Interest Cost”, interest incurred on borrowings is capitalized to the extent that borrowings do not exceed construction in progress. The credit is a reduction of interest expense. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of December 31, 2008, there were no impairments of its long-lived assets.

Plant and equipment consist of the following:

	December 31, 2008	December 31, 2007
Buildings and improvements	$5,809,724	$4,525,589
Machinery and equipment	12,308,174	8,201,720
Furniture, fixtures, and office equipment	1,501,946	768,197
Total depreciable assets	19,619,844	13,495,506
Accumulated depreciation	(3,099,259)	(1,840,197)
	16,520,585	11,655,309
Construction in progress	2,778,779	3,778,815
Total	$19,299,364	$15,434,124

Interest expense of $0 and $52,701 was capitalized into construction in progress for the years ended December 31, 2008 and 2007, respectively.

Investment in unconsolidated affiliate

Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists.

Intangible assets

Intangible assets are stated at cost (estimated fair value upon contribution or acquisition), less accumulated amortization. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets as follows:

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

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Intangible assets consisted of the following:

	December 31, 2008	December 31, 2007
Land use rights	$848,982	$819,937
Permits and licenses	389,709	326,983
Blood donor network	2,347	5,621
Software	61,296	28,892
Totals	1,302,334	1,181,433
Accumulated amortization	(299,773)	(265,559)
Intangible assets, net	$1,002,561	$915,874

Total amortization expense for the years ended December 31, 2008 and 2007 amounted to $61,095 and $91,965, respectively.

Amortization expense for intangible assets for the next five fiscal years is as follows:

	2009	2010	2011	2012	2013	Thereafter
Amortization expense	$64,328	$62,635	$62,635	$56,560	$31,777	$749,029

Intangible assets of the Company are reviewed at least annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the years of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. For the years ended December 31, 2008 and 2007, the Company recorded an impairment loss of $415,873 and $0, respectively. As of December 31, 2008, the Company expects these assets to be fully recoverable.

Revenues

The Company’s revenues are primarily derived from the manufacture and sale of human blood products. The Company’s revenues by significant types of product for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Human Albumin – 20%/10ml, 20%/25ml and 20%/50ml	$27,021,733	$20,544,330
Human Hepatitis B Immunoglobulin	3,203,901	1,532,661
Human Immunoglobulin for Intravenous Injection	10,307,294	3,335,607
Human Rabies Immunoglobulin	3,619,622	5,753,124
Human Tetanus Immunoglobulin	1,492,421	1,105,630
Others	1,106,189	127,317
Totals	$46,751,160	$32,398,669

The Company is engaged in sale of human blood products to customers in India. The amount was immaterial and less than 10% of total sales for the year ended December 31, 2008.

Research and development costs

Research and development costs are expensed as incurred.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Retirement and other post retirement benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to the statement of operations as and when the related employee service is provided.

Product liability

The Company’s products are covered by product liability insurance of approximately $2,934,000 (RMB 20,000,000). For the years ended December 31, 2008 and 2007, no claim on the insurance policy was filed.

Government grants

The Company’s subsidiary, Shandong Taibang, is entitled to receive grants from the PRC municipal government due to its operation in the high- and new technology business sector. For the years ended December 31, 2008 and 2007, Shandong Taibang received non-refundable grants of $139,365 and $257,415, respectively, from the PRC municipal government. Grants received from the PRC municipal government can be used for enterprise development and technology innovation purposes. The government grants received during the 2008 and 2007 periods were recognized in the accompanying statement of operations as an offset to Research and Development expenses as they were earmarked or as a reduction of cost of the assets acquired.

Income taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”, which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US taxes and there are no deferred tax amounts at December 31, 2008 and 2007. In July, 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. FIN 48 became effective at the beginning of 2007 and had no impact on the Company’s consolidated financial statements.

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

Stock-based compensation

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

The Company accounts and reports stock-based compensation pursuant to SFAS 123R “Accounting for Stock-Based Compensation”, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the EITF 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” which permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 on January 1, 2008, and chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The adoption of FSP EITF 07-3 did not impact the Company’s consolidated financial statements

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company believes adopting SFAS 160 will significantly impact its financial statements for purchases of minority ownership completed after December 31, 2008.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” to replace SFAS 141, “Business Combinations”. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes adopting SFAS 141R will significantly impact its financial statements for all business combinations completed after December 31, 2008.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities –An Amendment of SFAS No. 133”. Effective on January 1, 2009, SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." SFAS 162 has no impact on the Company’s financial condition, operations or cash flows.

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and is expected to materially affect the Company’s financial statements to carry all warrants and options as liabilities at fair value and to reflect the change in fair value as a gain (loss).

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. EITF 08-4 had no impact on the Company.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the years ended December 31, 2008.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 3 – Related party transactions

The material related party transactions undertaken by the Company with related parties during the years ended December 31, 2008 and 2007 are presented as follows:

Amount Due from	Purpose	December 31, 2008	December 31, 2007
Minority shareholder of subsidiary (1)	Advances	$-	$413,697
Minority shareholder of subsidiary (2)	Prepayment for assets	-	516,456

Amount Due to	Purpose	December 31, 2008	December 31, 2007
Minority shareholder of subsidiary (3)	Loan	$773,277	$722,674

(1) During 2007, the Company advanced in total $413,697 (RMB 3,007,481) in cash to a 20% minority shareholder of one of the Company's plasma companies for the purchases of plasma collection license and certain equipments for its Fang Cheng Plasma Company. However, the title transfer of those equipments, with the estimated value of approximately $16,871 (RMB 122,481), has not been realized. The Company determined that the likelihood of the minority shareholder’s ability to deliver the title of those equipments is minimal and made a provision for the amount of $16,871 as of December 31, 2008. The Company also determined that the future cash flows expected to be generated from the Fang Cheng plasma collection license had impaired as the plasma collected in 2008 did not warrant any carrying amount for the license. As a result, the Company recorded an impairment write-down of intangible assets for approximately $415,873 (RMB 2,885,000).

(2) The Company prepaid approximately $516,456 (RMB 3,767,000) to a minority shareholder of one of the plasma companies as of December 31, 2008. The prepayment is for the purpose of acquiring certain assets. Assets are expected to be received by January 2009. The Company determined that the likelihood of recovering this prepayment is minimal, due to the minority shareholder’s ability to secure the title of the assets and the personal financial difficulty as a result of the economic downturn, and made a provision for the amount as allowance for bad debt as of December 31, 2008. The Company is currently negotiating with the shareholder in attempt to recover the fund.

(3) As of December 31, 2008 and 2007, the Company borrowed an aggregate of $773,277 and $722,674, respectively, from its minority shareholder, Shandong Institute, for working capital purposes. The Company is required to repay the loan in cash due by August 2009, with an annual interest rate of 6%.

Note 4 – Prepayments and deferred expense

Prepayments and deferred expense represent partial payments for deposits on raw material purchases and prepayment for insurance expenses and amounted to $614,704 and $138,756 as of December 31, 2008 and 2007, respectively.

Long term prepayments represent partial payments or deposits on plant and equipment and intangible assets purchases and amounted to $955,874 and $711,459 as of December 31, 2008 and 2007, respectively.

Note 5 – Investment in unconsolidated affiliate

On October 10, 2008, Shandong Taibang entered into an Equity Transfer Agreement (the "Equity Transfer Agreement") with Mr. Fan Qingchun (the "Transferor"), a PRC citizen holding 35% of the equity interest in Xi'an Huitian Blood Products Co., Ltd. ("Huitian"), a PRC limited liability company. Pursuant to the Equity Transfer Agreement, the Transferor agrees to sell to Shandong Taibang, and Shandong Taibang agrees to purchase from the Transferor, 35% equity interest in Huitian for an aggregate purchase price of $6,502,902 (or RMB 44,327,890) including interest of $48,102 (RMB 327,890). Huitian is one of the 32 government approved plasma-based product producers in China, and it is in compliance with Good Manufacturing Practices (“GMP”) standards. It is also approved by the PRC’s State Food and Drug Administration (“SFDA”) to produce four types of plasma-based products. As December 31, 2008, the Company has paid a total of $3,171,300 with the unpaid balance of $3,275,501 to be due by March 31, 2009, including interest. While the Company is able and willing to make the final payment, the local tax authority where Huitian is located prohibited the Company from making the final payment due to the dispute over the Mr. Fan’s personal income tax rate and the withholding tax receiving jurisdiction. The Company is awaiting the final decision from the local tax authority and expects the payment can be made during April, 2009.

Logic Express has also entered into an investment entrustment agreement (the "Investment Agreement") with the minority shareholder in Shandong Taibang, Shandong Biological Products Research Institute ("Biological Institute"), pursuant to which Logic Express agrees to provide the investment amount for the acquisition and the Shandong Institute agree to entrust Shandong Taibang to acquire the 35% equity interest of Huitian in its name. In exchange Logic Express is also obligated to pay Shandong Taibang approximately $18,000 (or RMB120,000) per year as consideration for Shandong Taibang's performance under this agreement. Under the Investment Agreement, after the acquisition, Logic Express will be in charge of Huitian's daily operation and management, will bear the costs, expenses, liabilities and losses incurred in its operation, and will enjoy its profits. Shandong Taibang will perform relevant tasks according to Logic Express's instruction, and will not exercise any management right over Huitian or derive any financial return from Huitian. Logic Express agreed to indemnify Shandong Taibang for any loss in connection with the investment and pledged its equity interest in Shandong Taibang as collateral against such losses.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Summarized unaudited financial information of Huitian is as follows:

December 31, 2008
Current assets	$8,039,180
Non-current assets	10,145,248
Total assets	18,184,428
Current liabilities	2,747,573
Non-current liabilities	-
Shareholders' equity	15,436,855
Total liabilities and shareholders' equity	$18,184,428

The portion of the difference between the cost of an investment and the amount of underlying equity in net assets of Huitian that is recognized as goodwill in accordance with APB Opinion No. 18, “the Equity Method of Accounting for investment in Common Stock”, shall not be amortized. However, equity method goodwill shall not be reviewed for impairment in accordance with SFAS No.142, but instead should continue to be reviewed for impairment in accordance with paragraph 19(h) of APB18.

Summarized unaudited financial information of Huitian from October 10, 2008, date of acquisition, to December 31, 2008 is as follows:

From October 10, 2008
to
December 31, 2008
Net sales	$1,777,321
Gross profit	$1,022,416
Income before taxes	$560,443
Net income	$500,661
Company’s share of net income	$175,231

The roll forward of investment in Huitian in the balance sheet is shown below:

Huitian Minority
35% Ownership
December 31, 2007	$-
Investment made	6,502,902
Net Income	175,231
Dividend declared	(147,256)
Foreign currency translation gain	3,100
December 31, 2008	$6,533,977

See report of independent registered public accounting firm.
F-17

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 6 – Debt

Short term and long term loans

Short term loans represent renewable loans due to various banks which are normally due within one year.

The Company’s bank loans consisted of the following:

	December 31, 2008	December 31, 2007
Short term bank loan, secured by buildings and land use rights, due on February 25, 2008, annual interest rate at 6.12%	$-	$685,500
Long term bank loan, secured by buildings and land use rights, due on August 3, 2010, annual interest rate at 7.02%	5,868,000	-
Totals	$5,868,000	$685,500

The above loans are secured by Shandong Taibang’s land use rights and a building located in Taian, Shandong Province, PRC, with carrying value as follows:

	December 31, 2008	December 31, 2007
Buildings	$1,417,138	$1,369,831
Land use rights	195,691	387,989
Totals	$1,612,829	$1,757,820

Other payables and accruals

Other payables and accruals consist of the following:

	December 31, 2008	December 31, 2007
Other payables	$1,344,830	$664,195
Accruals for salaries and welfare	830,388	184,942
Accruals for RTO expenses	245,657	245,658
Accruals for selling commission	1,508,102	104,753
Accruals for interest	33,954	-
Others	-	520
Total	$3,962,931	$1,200,068

Other payable - land use rights

In July 2003, Shandong Taibang obtained certain land use rights from the PRC municipal government. Shandong Taibang is required to make payments totaling approximately $20,369 (RMB 138,848) per year to the local state-owned entity, for the 50-year life of the rights or until Biological Institute completes its privatization process. The Company recorded “land use rights” equal to “other payable – land use rights” totaling $325,390 and $305,571 as of December 31, 2008 and December 31, 2007, respectively, determined using present value of annual payments over 50 years.

Note 7 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares outstanding during the period.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Earning per share is as follows for the years ended December 31,

	2008	2007
Net income for earnings per share	$11,985,671	$8,179,376
Weighted average shares used in basic computation	21,434,942	21,434,942
Diluted effect of warrants and options	121,400	426,072
Weighted average shares used in diluted computation	21,556,342	21,861,014
Earnings per share:
Basic	$0.56	$0.38
Diluted	$0.56	$0.37

At December 31, 2008, 1,284,000 warrants were included in the calculation of diluted earnings per share and 937,500 options were excluded from the calculation because of their antidilutive nature.

At December 31, 2007, all outstanding warrants were included in the calculation of diluted earnings per share.

Note 8 – Taxes

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

Starting from January 1, 2008, Shandong Taibang became subject to 25% income tax rate according to the newly issued Income Tax Laws of PRC. According to PRC’s central government policy, certain new technology or high technology companies will enjoy preferential tax treatment of 15%, instead of 25%. On February 12, 2009, Shandong Taibang received the new technology or high technology certification from Shandong provincial government. The Certification allows the Company to receive the 15% preferential income tax rate, for a period of three years starting from January 1, 2008.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

The local government granted the Company tax exemption for purchases of locally manufactured equipment for the fiscal year ended December 31, 2003 through 2007. Starting January 1, 2008 the government no longer provides this tax exemption for purchases of locally manufactured equipment. During the third quarter of 2008, the Company received a tax rebate for the amount of $319,095 (RMB 2,181,102) for the Company’s reinvestment of its dividends back into Shandong Taibang at the end of our fiscal year 2007. Starting January 1, 2008, all dividends paid to foreign parents are subject to a 10% income tax. As a result, the company recorded a $1,228,775 income tax expense for dividends Shandong Taibang paid to its foreign parent, Logic Express.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2008 and 2007:

	2008	2007
U.S. Statutory rates	35.0%	35.0%
Foreign Income	(35.0)	(35.0)
China Tax rates	25.0	33.0
China income tax exemption	(10.0)	(18.0)
Other items (1)	8.1	1.9
Effective income tax rates	23.1%	16.9%

(1) The 8.1% represents the $1,228,775 income tax expense for dividends Shandong Taibang paid to its foreign parent in 2008 and expenses incurred by CBP and Logic Express that are not deductible in PRC for the year ended December 31, 2008 offset by tax rebate of $319,095 received during the third quarter of 2008. The 1.9% represents expenses incurred by CBP and Logic Express that are not deductible in PRC for the year ended December 31, 2007.

The estimated tax savings due to the tax exemption for the fiscal year ending December 31, 2008 and 2007 amounted to $2,443,657 and $2,498,472, respectively. The net effect on earnings per share if the income tax had been applied would decrease basic earnings per share for the years ended December 31, 2008 and 2007 by $0.11 and $0.12, respectively, would decrease the diluted earnings per share for the years ended December 31, 2008 and 2007 by $0.11 and $0.11, respectively.

CBP was incorporated in the United States and has incurred net operating losses of $1,777,854 (estimated) and $614,982 for income tax purposes for the years ended December 31, 2008 and 2007, respectively. The estimated net operating loss carry forwards for United States income taxes amounted to $3,661,143 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilize, from 2026 through 2028. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management reviews this valuation allowance periodically and makes adjustments as warranted. The following table represents the rollforward of the deferred tax valuation allowance

	For the year ended December 31,
	2008	2007
Balance of January 1,	$640,318	$431,224
Increase	604,471	209,094
Balance as of December 31,	$1,244,789	$640,318

Value added tax

VAT on sales amounted to $3,098,977 and $2,203,070 for the years ended December 31, 2008 and 2007, respectively. Sales are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Taxes payable consisted of the following:

	December 31, 2008	December 31, 2007
VAT tax payable	$331,505	$168,369
Income tax payable	3,630,878	187,924
Others miscellaneous tax payable	97,627	28,495
	$4,060,010	$384,788

Note 9 – Commitments and contingent liabilities

Capital and lease commitments

The Company’s 82.76% owned subsidiary, He Ze, entered into a lease agreement on January 13, 2005, with the Yun Cheng Lan Tian Transportation Company in Yun Cheng County, Shandong Province, to lease land use rights for a period of 10 years. The annual lease amount is approximately $1,760 (RMB 12,000) with no early termination penalty. The Company has the right of first refusal to renew the lease after the ten year lease term.

The Company’s 82.76% owned subsidiary, Qi He, entered into a lease agreement on April 26, 2007, with the Zhang Bo Shi Village in Qi He County, Shandong Province, to lease land use rights for a period of 50 years. The annual lease amount is approximately $4,569 (RMB 31,144) with no early termination penalty.

The Company’s 82.76% owned subsidiary, Zhang Qiu, leased land use right and the use of building and equipment for a period of 10 year from January 1, 2007 with annual lease payment of $43,245 (RMB300,000). The lease was terminated in March 2008. The Company entered into a lease agreement on April 1, 2008, with the Zhang Qiu Red Cross Blood Center, to lease land use rights and the use of building and equipment for a period of 10 years. The annual lease payment is approximately $1,467 (RMB 10,000) with no early termination penalty.

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to SFAS 13, “Accounting for leases.” Total capital and lease commitments outstanding as of December 31, 2008 were as follows:

Fiscal year	2009	2010	2011	2012	2013	Thereafter
Property and equipment	$82,068	$-	$-	$-	$-	$-
Lease	7,796	7,796	7,796	7,796	7,796	205,977
Purchase of 54% Dalin Equity	11,407,392	2,851,848	-	-	-	-
Total	$11,497,256	$2,859,644	$7,796	$7,796	$7,796	$205,977

For the years ended December 31, 2008 and 2007, total rent expense amounted to $21,717 and $0, respectively.

Contingencies

In the normal course of business, the Company is exposed to claims related to the manufacture and use of the Company’s products, but currently the Company is not aware of any such claim.

Legal proceedings

Misuse of Company Seal

In July 2006, one of the Company’s sales employees misappropriated goods and resold them to other parties using a counterfeit Company seal. The amount involved was approximately $0.15 million (RMB1.16 million). The incident was revealed during a routine reconciliation of accounts receivable. The Company reported the misappropriation to the police and the employee was arrested and criminal charges were brought against him. To date, the Company recovered approximately $0.05 million (cash of RMB350,000 and goods valued at approximately RMB30,000). Pursuant to a financial guarantee and repayment agreement between the Company and the employee, witnessed by officials at the Taian City Police Station, the Company will continue to pursue recovery.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Transfer of Equity Interests

Mr. Zu Ying Du was one of the original equity holders in our operating subsidiary, Shandong Taibang. Pursuant to a joint venture agreement, among the original equity holders, Mr. Du was obligated to make a capital contribution of RMB20 million (or approximately $2.6 million) for a 25% interest in Shandong Taibang. Mr. Du made this contribution using funds borrowed from the Beijing Chen Da Technology Investment Company, or Beijing Chen Da. Mr. Du failed to repay Beijing Chen Da for his loan of the capital contribution amount. Mr. Du disputes that the money was due and owing. A Beijing court found that Beijing Chen Da had given money to Mr. Du but found that the loan agreement failed to comply with Chinese law. A notice was issued on July 5, 2004 by the Shenzhen Public Security Bureau Economic Crime Investigation Unit requesting a stay of the Beijing action pending their investigation into money laundering relating to the 20 million RMB loan to Zu Ying Du.

On September 26, 2004, Beijing Chen Da entered into an equity transfer agreement with Mr. Du, pursuant to which Mr. Du’s 25% equity interest in Shandong Taibang was transferred to Beijing Chen Da as repayment of the RMB20 million debts. This agreement was signed by Mr. Du’s brother who held a power of attorney from Mr. Du. This transfer was approved by the Shandong Provincial Department of Foreign of Trade and Economic Cooperation, or the Shandong COFTEC on March 17, 2005. Mr. Du disputes the legitimacy of this transfer and has argued that his brother, Du Hai Shan, exceeded the scope of the power of attorney. Mr. Du sued his brother in the court of Jianli County, Hubei province, relating to the propriety of the brother’s actions under the power of attorney. Initially the county court found in its judgment that the power of attorney was valid, but that the transfer agreements signed by Mr. Du’s brother, Du Hai Shan were invalid because their execution and delivery were beyond the scope of Du Hai Shan’s authority under the power of attorney. Subsequently the Intermediate Court of Jingzhou City, Hubei province, ruled on December 10, 2008 to suspend the judgment based on the grounds that the original court lacked jurisdiction to hear the case. The case is stated to be reviewed again by the Hubei Jingzhou Intermediate Court.

Missile Engineering, another original equity holder wholly controlled by Mr. Du, was obligated to contribute RMB32.8 million (or $4.2 million) for a 41% interest in Shandong Taibang by means of cash, equipment and patent technology. It was obligated to obtain a new drug certificate and production license of its patent technology from the government within a stipulated period in order to be recognized as a valid capital contribution, or in the alternative, make a cash payment. The patent technology was valued as RMB26.4 million (or approximately $3.4 million). However, Missile Engineering failed to obtain the new drug certificate and production license within the stipulated period. Mr. Du also disputes whether the period for obtaining the certificate and license had expired. Pursuant to a stockholders resolution on September 26, 2004, Missile Engineering agreed to sell its 41% interest in Shandong Taibang to Up-Wing and Up-Wing agreed to take up the obligation of Missile Engineering to pay the RMB26.4 million in cash. This transfer was approved by Shandong COFTEC on March 17, 2005. Missile Engineering disputes this transaction and sued Mr. Du’s brother in the court of Jianli County, Hubei province, relating to the propriety of the brother’s actions under the power of attorney. Initially the county court found in its judgment that the act had exceeded the scope of the power of attorney. Subsequently the Intermediate Court of Jingzhou City, Hubei province, ruled on December 10, 2008 to suspend the judgment based on the grounds that the original court lacked jurisdiction to hear the case. The case is stated to be reviewed again by the Hubei Jingzhou Intermediate Court.

In June 10, 2005, Beijing Chen Da also sold its equity interest in Shandong Taibang to Up-Wing Investments Limited, or Up-Wing, pursuant to a share transfer agreement, which became effective on September 2, 2005, upon approval by the Shandong Provincial Department of Foreign Trade and Economic Cooperation, or the Shandong COFTEC. In March 2006, Up-Wing sold its equity interests in Shandong Taibang to Logic Express, our subsidiary.

In 2006, Missile Engineering applied for arbitration before the China International Economic and Trade Arbitration Commission, or CIETAC, to challenge the effectiveness of the transfer to Up-Wing Investments Limited, of the equity interests in Shandong Taibang, formerly owned by Missile Engineering. The equity transfer had been approved by the Shandong Provincial Department of Foreign Trade and Economic Cooperation, or the Shandong COFTEC. Missile Engineering later voluntarily withdrew this application and instead applied for administrative reconsideration of the equity transfer, but this application was rejected by the Ministry of Commerce in 2007. Missile Engineering applied with the District Court of Lixia District, Jinan City, Shandong province requesting revocation of Shandong COFTEC’s approval of the equity transfer to Up-wing by Missile Engineering. Missile Engineering later voluntarily withdraw the action. In April 2007, Logic Express initiated an arbitration proceeding before the Shandong Taian Arbitration Committee, to establish that Logic Express is the lawful shareholder of Shandong Taibang. The parties to that proceeding were Logic Express Ltd. and Shandong Taibang Biological Products Co., Ltd. The Arbitration Committee’s decision on September 6, 2007 confirmed that Logic Express had legitimate ownership as a result of the transfers of Shandong Taibang. Up-Wing started an action in the Intermediate Court of Taian City, Shandong province requesting the court to establish that Up-wing is the lawful shareholder of Shandong Taibang. The intermediate court rejected the application by Up-Wing on the basis that the same matter had been tried by the arbitration panel.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

On February 16, 2009, Mr. Du and Missile Engineering have filed actions in the Intermediate Court of Wuhan City, Hubei province, against the following defendants, Du Hai Shan the brother of Mr. Du, Beijing Chen Da and Logic Express. Mr. Du and Missile Engineering have requested that the Wuhan Intermediate Court to restore the equity interests originally held by the plaintiffs, 25% equity interest by Mr. Du and 41% equity interest by Missile Engineering. On February 17, the Wuhan Intermediate Court has issued preliminary orders attaching 66% of the equity of Shandong Taibang pending the outcome of the case.

Bobai County Collection Station

In January 2007, the Company’s PRC subsidiary, Shandong Taibang, advanced $413,697 (RMB3.0 million) to Feng Lin, the 20% minority shareholder in Fang Cheng Plasma Company, the Company’s majority owned subsidiary, for the purpose of establishing or acquiring a plasma collection station. Mr. Lin and Shandong Taibang intended to establish the Bobai Kangan Plasma Collection Co., Ltd. (“Bobai”) in Bobai County, Guangxi and on January 18, 2007, Shandong Taibang signed a letter of intent to acquire the assets of the Bobai Plasma Collection Station, which was co-owned by Mr. Lin and Mr. Keliang Huang. However, in January 2007, Hua Lan Biological Engineering Co., Ltd. (“Hua Lan”) filed suit in the District Court of Hong Qi District, Xin Xiang City, Henan Province, alleging that Feng Lin, Keliang Huang and Shandong Taibang established and/or sought to operate the Bobai Plasma Collection Station using a permit for collecting and supplying human plasma in Bobai County, that was originally granted to Hua Lan by the government of the Guangxi region, without Hua Lan’s permission. The establishment and registration of Bobai was never realized as a result of this law suit. On January 29, 2007, on Hua Lan’s motion, the District Court entered an order to freeze funds in the amount of approximately $386,100 (RMB3,000,000) held by the defendants in the case, including approximately $65,750 (RMB500,000) in funds held in Shandong Taibang’s bank account in Taian City. A hearing was held on June 25, 2007 and judgment was entered against the defendants along with a $226,780 (RMB1,700,000) joint financial judgment. The Company appealed the District Court judgment to the Henan Province High Court. In November 2007, the High Court affirmed the judgment against the three defendants and increased the amount of the joint financial judgment to approximately $405,954 (RMB3,000,000).

In January 2008, Hua Lan enforced the judgment granted by the High Court to freeze the Company’s bank accounts. Shandong Taibang has filed a separate action against Hua Lan before the Taian City District Court to seek recovery of any losses in connection with Hua Lan’s claim and to request that the Taian City District Court preserve Hua Lan's property or freeze up to approximately $411,300 (RMB 3 million) of Hua Lan’s assets to secure the return of such funds to the Company. The intermediate court in Taian City accepted the application on February 14, 2008 but the matter is still pending. Pending the outcome of the proceedings, Shandong Taibang increased its loss contingency reserve during its fourth quarter of 2007 from approximately $75,593 (RMB566,667) to $133,400 (RMB1,000,000) to cover its share of the enforcement of this judgment. During the fourth quarter of 2008, full amount of the judgment, including Feng Lin and Keliang Huang’s portions of the judgment and the related fees, approximately $456,222 (RMB 3,109,900) has been withdrawn from Shandong Taibang’s account. The Company recorded Feng Lin and Keliang Huang’s portion of the judgment, approximately $304,143 (RMB2,073,234), as receivable as a result of the withdraw. As of December 31, 2008, the Company determined that it is unlikely that the Company will be able to recover such receivable from those two individuals and wrote off the receivable as bad debt expense.

In light of the foregoing, it is unlikely that the Company’s planned acquisition of the assets of Bobai will go forward.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 10 – Warrants and options

Warrants

The Company’s warrants are accounted for as equity under SFAS 133 and EITF 00-19. The warrant activity is as follows:

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
December 31, 2006	1,284,000	1,284,000	$2.84	4.55
Granted
Forfeited
Exercised
December 31, 2007	1,284,000	1,284,000	$2.84	3.55
Granted
Forfeited
Exercised
December 31, 2008	1,284,000	1,284,000	$2.84	2.55

Options

On May 9, 2008, the Company adopted the 2008 Equity Incentive Plan, which provides up to 5,000,000 shares of Company’s Common Stock to be made available to employees and directors at various prices as established by the Board of Directors of the Company. On May 9, 2008, the Company granted options to purchase an aggregate of 937,500 shares of the Company’s common stock under the 2008 Plan to certain directors and employees, pursuant to stock option agreements between the Company and each of these directors or employees. The options have an exercise price of $4.00 per share, will vest immediately vest and will expire on June 1, 2018. On July 24, 2008, the Company granted options to purchase an aggregate of 60,000 shares of the Company’s common stock under the 2008 plan to its three independent directors. These options have an exercise price of $4.00 per share and 30,000 shares will be vested on January 24, 2009 and the remaining 30,000 shares will be vested on July 24, 2009, with the expiration date of July 24, 2018. As of December 31, 2008, there were 4,002,500 shares available under the plan.

The fair value of each option granted on May 9, 2008 and July 24, 2008 are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Granted on	May 9, 2008	July 24, 2008
Expected dividend yield	0%	0%
Risk-free interest rate	3.56%	3.56%
Expected life (in years)	5	5
Weighted average expected volatility	59.4%	81.2%

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on our current and expected dividend policy. The value of the options was based on the Company’s common stock price on the date the options were granted. Because the Company does not have a history of employee stock options, the Company utilized the simplified method to estimate the life of the options which is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. For the year ended December 31, 2008, the Company expensed $1,311,727 in compensation expense. As of December 31, 2008, approximately $62,281 of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized as an expense over the employee’s remaining weighted average service period of approximately 0.67 years. The options are accounted for as equity under SFAS 133 and EITF 00-19.The options activity is as follows:

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

			Weighted	Average
			Average	Remaining	Aggregate
	Options	Options	Exercise	Contractual	Intrinsic
	Outstanding	Exercisable	Price	Life	Value
December 31, 2006	-	-	$-	-	$-
Granted
Forfeited
Exercised
December 31, 2007	-	-	$-	-	$-
Granted	997,500	937,500	4.00	10.00	-
Forfeited
Exercised
December 31, 2008	997,500	937,500	$4.00	9.43	$-

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

Reserve fund

For the years ended December 31, 2008 and 2007, the Company transferred $2,036,732 and $1,156,748, respectively, to the surplus reserve fund. Amounts represent 10% of the net income determined in accordance with PRC accounting rules and regulations, and are transferred to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of December 31, 2008, amount of $3,806,825 still needs to be transferred to statutory reserve. The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise expansion fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. For the years ended December 31, 2008 and 2007, the Company transferred $1,018,366 and $578,375, respectively, to the fund. Amounts represent 5% of the net income determined in accordance with PRC accounting rules and regulations.

Note 12 – Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. All permanent employees are entitled to an annual pension equal to their basic salaries at retirement. The PRC government is responsible for the benefit liability to these retired employees. The Company is required to make contributions to the state retirement plan at 20% of the monthly base salaries of the current employees. For the years ended December 31, 2008 and 2007, the Company made pension contributions in the amount of $220,493 and $171,802, respectively.

Note 13- Minority interest and distribution

The roll forward of minority interest in the balance sheet is shown below:

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

	Fang Cheng Minority Owners (20%)	Shandong Taibang Minority Owners (17.24%)	Total Minority Interest
December 31, 2006	$-	$2,308,487	$2,308,487
Net income(loss)	(2,332)	1,994,234	1,991,902
Foreign currency translation gain/(loss)	(96)	-	(96)
Investment made	82,260	-	82,260
Dividend declared	-	(2,207,541)	(2,207,541)
Dividend reinvested	-	1,710,880	1,710,880
December 31, 2007	$79,832	$3,806,060	$3,885,892
Net income(loss)	(83,938)	3,387,779	3,303,841
Foreign currency translation gain/(loss)	4,106	-	4,106
Dividend declared	-	(2,982,045)	(2,982,045)
December 31, 2008	$-	$4,211,794	$4,211,794

Dividends declared are split pro rata between the shareholders according to their ownership interest. The payment of the dividends may occur at different times to the shareholders resulting in distributions which do not appear to be reflective of the minority ownership percentages. In 2008 and 2007, minority shareholders owned 17.24% of the Company’s subsidiaries. The table below shows the minority shareholder and dividends outstanding.

Minority shareholder
Distribution payable, December 31, 2006	$476,597
Dividend declared	2,207,541
Dividend paid	(488,878)
Dividend used to increase registered capital	(1,710,880)
Foreign currency translation adjustments	22,246
Distribution payable, December 31, 2007	$506,626
Dividend declared	2,982,045
Dividend paid	(288,300)
Foreign currency translation adjustments	51,983
Distribution payable, December 31, 2008	$3,252,354

Note 14 – Subsequent event

On September 26, 2008, Logic Express Limited (“Logic Express”), a wholly-owned BVI subsidiary of the Company, entered into an Equity Transfer Agreement with Fan Shaowen, Chen Aimin, Chen Aiguo and Yang Gang for the purchase of a total of a 90% equity interest in Chongqing Dalin Biologic Technologies Co., Ltd., (“Chongqing Dalin”), a PRC limited liabilities company, for a price of $28,518,480 (RMB 194,400,000). The Company made prepayments of approximately $2,023,165 (RMB 13,810,000) and approximately $12,208,296 (RMB83,390,000) on this potential acquisition in October and December 2008, respectively. An English translation of the Equity Transfer Agreement is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed with SEC on October 2, 2008. As of December 31, 2008, the Company has completed the financial and legal due diligence investigations on Dalin and Qianfeng and expects to close the transaction within a few months, subject to the formal transfer of title to the Company. In January 2009, Logic Express appointed three out of the four Board of Directors members to the Chongqing Dalin to take control of Dalin. On January 16, 2009, the shareholders of Qianfeng Biological Products (“Qianfeng”), which Chongqing Dalin owns 54% equity interest, elected four Board of Directors appointed by Chongqing Dalin as part of its seven board members. On January 17, 2009, the Board of Directors of Qianfeng elected a new management team consists of all Logic Express and Chongqing Dalin’s appointees, including CEO, Executive Senior Vice President, CFO and Directors of sales. As a result, the Company took over the control of Qianfeng starting January 16, 2009.

As part of its due diligence investigation into Dalin and Qianfeng, the Company discovered that the indirect interest in Qianfeng that would be acquired under Equity Transfer Agreement will be diluted. The local AIC records show Dalin as a 54% shareholder of Qianfeng. However, Qianfeng issued equity to certain investors pursuant to a capital increase agreement, dated May 2007. Qianfeng received the consideration for the equity, but the increase in registered capital and issuance of the equity interest has not yet been registered with AIC. A shareholder of Qianfeng brought a lawsuit claiming that such shareholder’s right of first refusal with respect to the new equity issuance was violated. When the capital increase is registered with AIC, Dalin will own about 43.3% in Qianfeng. The lawsuit brought by the Qianfeng shareholder was decided against such shareholder, who subsequently appealed. Therefore, Dalin’s interests in Qianfeng could be diluted to as low as 41.3% as the result of the issuance of additional equity to the shareholder, if his appeal prevails. Even if the indirect equity interest that the Company acquires through the proposed acquisition is diluted down to 41.3%, the Company would be able to retain control over Qianfeng as a result of the four board membership to the Qianfeng’s board. The Company does not expect this dispute to impact its ability to complete the acquisition.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

On October 10, 2008, Shandong Taibang entered into an Equity Transfer Agreement with Mr. Fan Qingchun, a PRC citizen holding 35% of the equity interest in Xi’an Huitian Blood Products Co., Ltd., a PRC limited liabilities company (“Huitian”), for a price of approximately $6,454,800 (RMB 44,000,000).The Company has made a prepayment of $1,467,000 (RMB 10,000,000) and $1,760,400(RMB 12,000,000) on this potential acquisition in September and in November 2008, respectively. An English translation of the Equity Transfer Agreement is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed with SEC on October 16, 2008. Since November 14, 2008, the date of second installment payment, the Company has been exercise its rights in Huitian as a shareholder, pursuant to cooperation agreements among Taibang and the other Huitian shareholders, including the right to re-elect directors to Huitian’s board of directors and board of supervisors and engagement of new executive officers. On March 17, 2009, the Shandong Taibang successfully completed the registration process with Administration of Industry and Commerce in the City of Xi’An, Shannxi Province to transfer the 35% equity title from Mr. Fan Qingchun to Shandong Taibang according to the Equity Transfer Agreement. In January 2009, Shandong Taibang received approximately $147,256 (RMB 1,003,789) from Huitian for its share of 2008 dividends declared by Huitian according to the Equity Transfer Agreement.

On January 8, 2009, Shandong Taibang entered into a loan agreement with Taishan Sub-Branch of the Bank of China, to borrow $5,868,000 (RMB 40,000,000) for purchase of raw material. The loan bears a fixed interest rate of 5.31% per annum and payable in full on January 7, 2010 and early prepayment will be subject to a penalty equal to 0.0005 of the principal. During the term of the loan agreement, the Company had agreed that it will not engage in any sub-contracting, leasing, equity restructuring, pooling, consolidating, merging, splitting, joint investment, capital transferring, filing for restructuring, fling for dissolution, filing for bankruptcy, and other actions which may affect realization of the bank’s right under the loan agreement.

On February 16, 2009, Shandong Taibang’s board of directors declared a cash dividend in the amount of approximately $2,640,600 (RMB 18,000,000). According to the PRC tax law, Shandong Taibang had withheld at source 10% of the dividend amount of its BVI parent, Logic Express.

See report of independent registered public accounting firm.

SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 31, 2009

CHINA BIOLOGIC PRODUCTS, INC.

By:	/s/ Chao Ming Zhao
Chao Ming Zhao
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Siu Ling Chan	Chairwoman of the Board	March 31, 2009
Siu Ling Chan

/s/ Chao Ming Zhao	Chief Executive Officer	March 31, 2009
Chao Ming Zhao	(Principal Executive Officer)

/s/ Yu-Yun Tristan Kuo	Chief Financial Officer	March 31, 2009
Yu-Yun Tristan Kuo	(Principal Financial and Accounting Officer)

/s/ Lin Ling Li	Director	March 31, 2009
Lin Ling Li

/s/ Sean Shao	Director	March 31, 2009
Sean Shao

/s/ Jie Gan	Director	March 31, 2009
Jie Gan

/s/ Tong Jun Lin	Director	March 31, 2009
Tong Jun Lin

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Exchange Agreement between the Company, Logic Express Limited and the selling stockholders signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

3.2*	Amended and Restated By-Laws, adopted on March 31, 2009

4.1	Securities Purchase Agreement between the Company, Logic Express Limited, Shandong Taibang Biological Products Co., Ltd., and the selling stockholders and investors signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 4.1 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.2	Registration Rights Agreement, between the Company and certain investors signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.3	Form of Stockholder Warrant to purchase Common Stock, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.3 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.4	Lane Warrant, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.4 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.5	Share Escrow Agreement, between the Company, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.5 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.6	Escrow Agreement, between the Company, the Escrow Agent, and the selling stockholders signatory thereto, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.6 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.7	Amendment No. 1 to the Share Escrow Agreement, between the Company, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of February 16, 2007 (incorporated by reference to Exhibit 4.7 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.8	Amendment No. 2 to Share Escrow Agreement, between the Company, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of March 27, 2007 (incorporated by reference to Exhibit 4.8 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

Exhibit No.	Description

4.9	Amendment No. 3 to Share Escrow Agreement, between the Company, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of April 2, 2007 (incorporated by reference to Exhibit 4.9 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.10	Amendment No. 4 to Share Escrow Agreement, between the Company, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of May 9, 2007 (incorporated by reference to Exhibit 4.10 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.11	Amendment No. 1 to Securities Purchase Agreement, between the Company, Logic Express Limited, Shandong Taibang Biological Products Co., Ltd. and the selling stockholders and investors signatory thereto, dated as of February 16, 2007 (incorporated by reference to Exhibit 4.11 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.12	Amendment No. 2 to Securities Purchase Agreement, between the Company, Logic Express Limited, Shandong Taibang Biological Products Co., Ltd. and the selling stockholders and investors signatory thereto, dated as of March 27, 2007 (incorporated by reference to Exhibit 4.12 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.13	Amendment No. 3 to Securities Purchase Agreement, between the Company, Logic Express Limited, Shandong Taibang Biological Products Co., Ltd. and the selling stockholders and investors signatory thereto, dated as of April 2, 2007 (incorporated by reference to Exhibit 4.13 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.14	Amendment No. 4 to Securities Purchase Agreement, between the Company, Logic Express Limited, Shandong Taibang Biological Products Co., Ltd. and the selling stockholders and investors signatory thereto, dated as of May 9, 2007 (incorporated by reference to Exhibit 4.14 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.15	Amendment No. 5 to Securities Purchase Agreement, between the Company and investors signatory thereto, dated as of August 20, 2007 (incorporated by reference to Exhibit 4.15 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.1.	China Biologic Products, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on May 13, 2008)

10.2.	Form of Stock Option Award Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K, filed by the Company on May 13, 2008)

10.3.	Group Secondment Agreement, dated October 28, 2002, between Shandong Taibang Biological Products Co., Ltd. and the Shandong Institute (English Translation) (incorporated by reference to Exhibit 10.1 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.4.	Amended and Restated Joint Venture Agreement, between Logic Express Limited and the Shandong Institute, dated as of March 12, 2006 (English Translation) (incorporated by reference to Exhibit 10.2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.5.	Letter of Intent for Equity Transfer, between Logic Express Limited and the Shandong Institute, dated as of June 10, 2006 (English Translation) (incorporated by reference to Exhibit 10.3 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.6.	Raw Plasma Supply Agreement, between Shandong Taibang Biological Products Co., Ltd. and Qihei Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.4 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

Exhibit No.	Description

10.7.	Raw Plasma Supply Agreement, between Shandong Taibang Biological Products Co., Ltd. and the Xiajin Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.5 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.8.	Raw Plasma Supply Agreement, between Shandong Taibang and the Zhangqiu Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.6 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.9.	Plasma Processing Agreement, between Shandong Taibang Biological Products Co., Ltd. and Qi He An Tai Plasma Collection Co., Ltd., dated as of January 2, 1007 (English Translation) (incorporated by reference to Exhibit 10.9 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.10.	Plasma Processing Agreement, between Shandong Taibang Biological Products Co., Ltd. and the Xia Jin An Tai Plasma Collection Co., Ltd., dated as of January 2, 2007 (English Translation) (incorporated by reference to Exhibit 10.10 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.11.	Plasma Processing Agreement, between Shandong Taibang Biological Products Co., Ltd. and the Zhang Qiu An Tai Plasma Collection Co., Ltd., dated as of January 2, 2007 (English Translation) (incorporated by reference to Exhibit 10.11 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.12.	Asset Purchase Agreement, between Zhang Qiu An Tai Plasma Collection Co., Ltd. and Zhang Qiu Plasma Collection Station, dated as of December 31, 2006 (English Translation) (incorporated by reference to Exhibit 10.12 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.13.	Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of April 24, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.14.	Asset Purchase Agreement, between Qi He An Tai Plasma Collection Co., Ltd. and Qi He County Plasma Collection Station, dated as of November 9, 2006 (English Translation) (incorporated by reference to Exhibit 10.14 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.15.	Asset Purchase Agreement, between Xia Jin An Tai Plasma Collection Co., Ltd. and Xia Jin County Plasma Collection Station, dated as of October 20, 2006 (English Translation) (incorporated by reference to Exhibit 10.15 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.16.	Asset Purchase Agreement, between Liao Cheng An Tai Plasma Collection Co., Ltd. and Yang Gu County Plasma Collection Station, dated as of November 3, 2006 (English Translation) (incorporated by reference to Exhibit 10.16 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.17.	Asset Purchase Agreement, between Fang Cheng Plasma Collection Co., Ltd. and Fang Cheng Plasma Company, dated as of April 30, 2007 (English Translation) (incorporated by reference to Exhibit 10.21 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

Exhibit No.	Description

10.18.	Asset Purchase Agreement, between He Ze An Tai Plasma Collection Co., Ltd and Yun Cheng County Plasma Collection Station, dated as of December 15, 2006 (English Translation) (incorporated by reference to Exhibit 10.22 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.19.	Raw Plasma Supply Agreement, between Shandong Taibang Biological Products Co., Ltd. and Liao Cheng Tiantan Plasma Collection Co. Ltd., dated as of November 1, 2007 (English Translation) (incorporated by reference to Exhibit 10.23 of the registration statement on Form SB-2/A, filed by the Company on December 28, 2007)

10.20.	Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of August 5, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.21.	Equity Transfer Agreement, dated September 26, 2008, among Logic Express Limited, Chongqing Dalin Biologic Technologies Co., Ltd. and certain shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on October 2, 2008)

10.22.	Supplemental Agreement, dated November 3, 2008, among Logic Express Limited, Fan Shaowen, as representative of the shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. and Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K, filed by the Company on November 7, 2008)

10.23.	Second Supplemental Agreement, dated November 14, 2008, among Logic Express Limited, Fan Shaowen as representative of the shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. and Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to exhibit 10.3 of the current report of Form 8-K, filed by the Company on November 20, 2008)

10.24.	Amended Equity Transfer Agreement, dated December 12, 2008, among Logic Express Limited, Chongqing Dalin Biologic Technologies Co., Ltd., and certain shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to exhibit 10.4 of the current report of Form 8-K, filed by the Company on December 18, 2008)

10.25.	Equity Transfer Agreement, between Shandong Taibang Biological Products Co., Ltd. and Mr. Fan Qingchun, dated October 10, 2008 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on October 16, 2008)

10.26.	Joint Venture and Cooperation Agreement between Mr. Fan Qingchun, Shandong Taibang Biological Products Co., Ltd. and Shaanxi Power Construction Corporation, dated September 12, 2008 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K, filed by the Company on October 16, 2008)

10.27.	Agreement on Equity Transfer, Acquisition, Joint Venture and Cooperation, among Shandong Taibang Biological Products Co., Ltd., Shaanxi Power Construction Corporation and Mr. Fan Qingchun, dated September 12, 2008 (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K, filed by the Company on October 16, 2008)

10.28.	(Shareholder) Agreement among Shandong Taibang Biological Products Co., Ltd., Logic Express Limited and Biological Institute, dated September 12, 2008 (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K, filed by the Company on October 16, 2008)

10.29.	Trademark Licensing Agreement, dated as of February 27, 2007 (English Translation) (incorporated by reference to Exhibit 10.17 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

Exhibit No.	Description

10.30.	Loan Agreement, dated as of November 30, 2006, among Shandong Taibang and the Shandong Institute and Logic Express (English Translation) (incorporated by reference to Exhibit 10.18 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.31.	Supplementary Agreement, dated as of September 1, 2007, among Shandong Taibang Biological Products Co., Ltd., the Shandong Institute and Logic Express Limited (English Translation) (incorporated by reference to Exhibit 10.19 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.32.	Form of Bank of Communications Loan Contract, among Shandong Taibang and the Taian Branch of the Bank of Communications (English Translation) (incorporated by reference to Exhibit 10.20 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.33.	China Bank of Communications Loan Contract, dated October 28, 2008, between Shandong Taibang Biological Products Co. Ltd. and Bank of Communications, Taian Branch (English Translation) (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on November 3, 2008)

10.34.	Loan Agreement between Shandong Taibang Biological Products Co., Ltd. and Bank Of China, dated January 8, 2009 (English Translation) (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on January 13, 2009)

10.35.	Consulting Agreement, between Stanley Wong and China Biologic Products, Inc., dated May 9, 2008 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K, filed by the Company on May 13, 2008)

10.36.	Employment Agreement, between Y. Tristan Kuo and China Biologic Products, Inc., dated May 9, 2008 (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K, filed by the Company on May 13, 2008)

10.37.	Employment Agreement, between Chao Ming Zhao and China Biologic Products, Inc., dated May 9, 2008 (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K, filed by the Company on May 13, 2008)

10.38.	Form of Director’s Employment Agreement of China Biologic (incorporated by reference to Exhibit 10.8 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

10.39.	Form of Independent Director Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on July 30, 2008)

10.40.	Form of Indemnity Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K, filed by the Company on July 30, 2008)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the annual report on Form 10-KSB, filed by the Company on March 28, 2008)

21*	Subsidiaries of China Biologic Products, Inc.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002