Form 10-Q
period 2009-03-31
China Biologic Products, Inc.
filed 2009-05-15
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-53147

CHINA BIOLOGIC PRODUCTS, INC.

(Name of Small Business Issuer in Its Charter)

DELAWARE	75-2308816

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 14 East Hushan Road,
Taian City, Shandong
People’s Republic of China 271000

(Address of principal executive offices)

(+86) 538-620-2306

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒             No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐             No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐             No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2009 is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.0001 par value	21,434,942

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA BIOLOGIC PRODUCTS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Contents	Page(s)

Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	4

Consolidated Statements of Income and Other Comprehensive Income for the three months ended March 31, 2009 and 2008 (unaudited)	5

Consolidated Statements of Shareholders’ Equity	6

Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)	7

Notes to the Consolidated Financial Statements (unaudited)	8 – 34

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$34,005,948	$8,814,616
Notes receivable	468,800	—
Accounts receivable, net of allowance for doubtful accounts of $1,275,437 and $1,268,052 as of March 31, 2009 and December 31, 2008, respectively	383,781	313,087
Accounts receivable - related party	631,803	—
Dividend receivable	147,055	147,256
Other receivables	845,780	356,957
Other receivables - related party	797,138	—
Inventories	26,700,002	14,949,196
Prepayments and deferred expense	1,133,535	614,704
Total current assets	65,113,842	25,195,816
PLANT AND EQUIPMENT, net	27,583,288	19,299,364
OTHER ASSETS:
Investment in unconsolidated affiliate	6,565,312	6,533,977
Refundable deposit for potential acquisition	—	14,181,800
Prepayments - non-current	4,519,925	955,874
Intangible assets, net	21,636,063	1,002,561
Goodwill	13,692,473	—
Total other assets	46,413,773	22,674,212
Total assets	$139,110,903	$67,169,392
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,502,387	$2,481,889
Notes payable	29,300	29,340
Short term loans - bank	7,720,550	—
Short term loan - holder of noncontrolling interest	772,223	773,277
Other payables and accrued liabilities	12,978,381	3,962,931
Other payable - land use right	29,281	1,683
Other payable - holder of noncontrolling interest	1,333,795	—
Other payable - related party	2,563,643	—
Accrued interest - related party	305,966	—
Distribution payable to holder of noncontrolling interest	4,166,692	3,252,354
Customer deposits	6,390,937	1,091,792
Taxes payable	5,211,498	4,060,010
Long term bank loan-current maturities	439,500	—
Investment payable	17,510,836	3,275,501
Total current liabilities	62,954,989	18,928,777
OTHER LIABILITIES:
Non-current other payable - land use right	324,546	323,707
Long term loan-bank, net of current maturities	8,790,000	5,868,000
Total other liabilities	9,114,546	6,191,707
Total liabilities	72,069,535	25,120,484
WARRANT LIABILITIES	2,061,049	—
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 21,434,942 shares issued and outstanding at March 31, 2009 and December 31, 2008	2,143	2,143
Paid-in-capital	9,988,956	10,700,032
Statutory reserves	9,750,637	6,989,801
Retained earnings	15,960,158	15,392,253
Accumulated other comprehensive income	4,177,935	4,159,298
Total shareholders’ equity	39,879,829	37,243,527
NONCONTROLLING INTEREST	25,100,490	4,805,381
Total equity	64,980,319	42,048,908
Total liabilities and shareholders’ equity	$139,110,903	$67,169,392

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008
REVENUES	$21,148,598	$7,849,007
COST OF SALES	6,214,930	1,948,898
GROSS PROFIT	14,933,668	5,900,109
OPERATING EXPENSES:
Selling expenses	579,496	494,529
General and administrative expenses	3,822,907	1,584,128
Research and development expenses	467,727	183,782
Total operating expenses	4,870,130	2,262,439
INCOME FROM OPERATIONS	10,063,538	3,637,670
Equity in income of unconsolidated affiliate	(40,247)	—
Change in fair value of warrant liabilities	393,023
Interest expense (income), net	370,853	22,973
Other expense (income), net	51,315	412
Total other expenses (income), net	774,944	23,385
INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	9,288,594	3,614,285
PROVISION FOR INCOME TAXES	2,030,194	740,482
NET INCOME BEFORE NONCONTROLLING INTEREST	7,258,400	2,873,803
Less: Net income attributable to noncontrolling interest	3,000,082	606,003
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	4,258,318	2,267,800
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	18,637	942,699
Comprehensive income attributable to noncontrolling interest	427,302	184,467
COMPREHENSIVE INCOME	$4,704,257	$3,394,966
BASIC EARNINGS PER SHARE:
Weighted average number of shares	21,434,942	21,434,942
Earnings per share	$0.20	$0.11
DILUTED EARNINGS PER SHARE:
Weighted average number of shares	21,434,942	21,964,168
Earnings per share	$0.20	$0.10

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained earnings		Accumulated other
	Common stock		Additional	Statutory		comprehensive	Noncontrolling
	Shares	Par value	paid in capital	reserves	Unrestricted	income	interest	Total

BALANCE, December 31, 2007	21,434,942	$2,143	$9,388,305	$3,934,703	$6,461,680	$2,313,348	$4,181,338	$26,281,517
Stock based compensation								—
Net income					2,267,800		606,003	2,873,803
Dividend declared to noncontrolling interest shareholders							(385,080)	(385,080)
Adjustment to statutory reserve				352,954	(352,954)			—
Foreign currency translation adjustments						942,699	184,467	1,127,166
BALANCE, March 31, 2008 (unaudited)	21,434,942	$2,143	$9,388,305	$4,287,657	$8,376,526	$3,256,047	$4,586,728	$29,897,406
Stock based compensation			1,311,727					1,311,727
Net income					9,717,871		2,697,838	12,415,709
Dividend declared to noncontrolling interest shareholders							(2,596,965)	(2,596,965)
Adjustment to statutory reserve				2,702,144	(2,702,144)			—
Foreign currency translation adjustments						903,251	117,780	1,021,031
BALANCE, December 31, 2008	21,434,942	$2,143	$10,700,032	$6,989,801	$15,392,253	$4,159,298	$4,805,381	$42,048,908
Cumulative effect of reclassification of warrants			(738,449)		(929,577)			(1,668,026)
Stock based compensation			27,373					27,373
Net income					4,258,318		3,000,082	7,258,400
Dividend declared to noncontrolling interest shareholders							(4,633,987)	(4,633,987)
Noncontrolling interest acquired from acquisition							21,501,712	21,501,712
Adjustment to statutory reserve				2,760,836	(2,760,836)			—
Foreign currency translation adjustments						18,637	427,302	445,939
BALANCE, March 31, 2009 (unaudited)	21,434,942	$2,143	$9,988,956	$9,750,637	$15,960,158	$4,177,935	$25,100,490	$64,980,319

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$4,258,318	$2,267,800
Net income attributable to non-controlling interest	3,000,082	606,003
Consolidated net income	7,258,400	2,873,803
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	759,072	274,361
Amortization	838,459	26,157
(Gain) Loss on disposal of equipment	(276)	166
Allowance for bad debt	26,581	—
Stock based compensation	27,373	—
Change in fair value of warrant liabilities	393,023	—
Equity in income of unconsolidated affiliate	(40,246)	—
Change in operating assets and liabilities:
Notes receivable	(468,832)	—
Accounts receivable	(97,007)	(960,482)
Accounts receivable - related party	(212,367)	—
Other receivables	(18,487)	1,285
Other receivables - related party	—	1,398
Inventories	(3,513,011)	(1,585,462)
Prepayments and deferred expenses	(124,944)	(96,457)
Accounts payable	(252,850)	(310,692)
Other payables and accrued liabilities	307,916	101,089
Accrued interest - related party	305,966	—
Customer deposits	2,872,712	927,456
Taxes payable	(979,190)	871,964
Contingent liability	—	(105,707)
Net cash provided by operating activities	7,082,292	2,018,879
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	11,938,784	—
Purchase of plant and equipment	(986,640)	(1,249,620)
Additions to intangible assets	(88,845)	(3,285)
Advances on non-current assets	(474,736)	—
Advances on building acquired from related party	—	(106,777)
Net cash provided by (used in) investing activities	10,388,563	(1,359,682)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term bank loan	7,647,822	—
Payments on short term loan	—	(698,850)
Net cash provided by (used in) financing activities	7,647,822	(698,850)
EFFECTS OF EXCHANGE RATE CHANGE IN CASH	72,655	182,249
INCREASE IN CASH	25,191,332	142,596
CASH, beginning of period	8,814,616	5,010,033
CASH, end of period	$34,005,948	$5,152,629
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$1,783,619	$—
Interest paid (net of capitalized interest)	$236,649	$18,416
Non-cash investing and financing activities:
Dividend paid by offsetting loan due from holder of noncontrolling interest	$3,735,243	$—
Net assets acquired with prepayments made in prior periods	$14,240,772	$—
Net assets acquired with unpaid investment	$14,240,772	$—
Plant and equipment acquired with prepayments made in prior periods	$87,305	$—

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 1 – Organization background and principal activities

Principal Activities and Reorganization

China Biologic Products, Inc. (the “Company” or “CBP”) was originally incorporated in 1992 under the laws of the state of Texas. The Company through its direct and indirect subsidiaries is principally engaged in the research, development, commercialization, manufacture and sale of human blood products to customers in the People’s Republic of China (the “PRC”) and India.

Current Development

Establishment of New Collection Station in Guangxi

In June 2008, the Company received the approval from the Guangxi Province Bureau of Health to set up a new plasma collection station in Pu Bei County, Guangxi Province. The new plasma collection station will be located in the Centralized Industry Zone of Pu Bei County and when it becomes operational, it will replace CBP’s existing Fang Cheng Plasma Collection Station (“Fang Cheng”). The Company’s management decided to relocate Fang Cheng to a more strategic location to increase collection volumes. During the construction period, the existing Fang Cheng Plasma Station will still continue with its normal operations. With the approval of the Centralized Industry Zone of Pu Bei County, once Fang Cheng becomes operational, the Company hopes to expand its coverage area to secure higher collection volumes in the future.

Dalin Acquisition and Entrustment Agreement

On September 26, 2008, Logic Express Limited (“Logic Express”), through Logic Holdings (Hong Kong) Limited (“Logic Holdings”), the newly established subsidiary in Hong Kong, entered into an Equity Transfer Agreement with Chongqing Dalin Biological Technologies Co., Ltd. (“Dalin”), a PRC limited liability company, and Fan Shaowen, Chen Aimin, Chen Aiguo and Yang Gang, the shareholders of Dalin, relating to the purchase of an aggregate 90% equity interest in Dalin, for a total purchase price of approximately $28,479,600 (RMB194,400,000). By April 2009, the Company made three payments for total amount of approximately $25,638,850 (RMB 174,960,000), which represents 90% of the purchase price in accordance with terms of the equity transfer agreement. Logic Holdings is obligated to pay the fourth and final installment, representing the remaining 10% of the purchase price, on or before April 9, 2010, the one-year anniversary of the local Administration for Industry and Commerce’s approval of the equity transfer

In accordance with the terms of the equity transfer agreement, Logic Holdings effectively became a 90% shareholder in Dalin, including the right to receive its pro rata share of the profits on January 1, 2009.

Huitian Acquisition

On October 10, 2008, Taibang entered into an equity transfer agreement pursuant to which Taibang agreed to acquire 35% of the equity interest in Xi’an Huitian Blood Products Co., Ltd., or Huitian, a biopharmaceutical company based in Xi’an, Shaanxi Province, China, from Mr. Fan Qingchun, a PRC citizen, for an aggregate purchase price of approximately $6,446,000 (RMB 44,000,000). The Company paid approximately $3,223,000 (RMB 22,000,000) of the purchase price and, pursuant to the equity transfer agreement, as amended, the Company is obligated to pay the balance of the purchase price 5 business days following June 30, 2009 with interest. On March 17, 2009, the Company completed the government approval process for the acquisition, and pursuant to the terms of the equity transfer agreement, is entitled to all the rights and privileges of a 35% shareholder in Huitian, including the right to receive the pro rata share of the profits generated.

Formation of Hong Kong Subsidiary

On December 12, 2008, the Company established Logic Holding (Hong Kong) Limited (or Logic Holding), our wholly-owned Hong Kong subsidiary of Logic Express, for the purpose of being a holding company for majority interest in Dalin.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 2 – Summary of significant accounting policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the Company’s reporting currency is the United States Dollar (“USD”); therefore, the accompanying consolidated financial statements have been translated and presented in USD. All material inter-company transactions and balances have been eliminated in the consolidation.

While management has included all normal recurring adjustments considered necessary to give a fair presentation of the operating results for the periods presented, interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, management estimates the fair value of stock based compensation as well as potential losses on outstanding receivables. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Foreign Currency Translation

The reporting currency of the Company is the US dollar. The Company’s functional currency is the Chinese Renminbi (“RMB”), also the local currency of the Company’s principal operating subsidiaries. Results of operations and cash flows are translated at average exchange rates during the period. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

In accordance with FAS 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

The consolidated balance sheet amounts, with the exception of equity at March 31, 2009 and December 31, 2008 were translated at RMB6.83 to $1.00 and RMB6.82 to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to consolidated statements of income and cash flow for the three months ended March 31, 2009 and 2008 were RMB6.83 and RMB7.15, respectively.

Revenue Recognition

The Company recognizes revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which are generally considered to be met upon delivery and acceptance of products at the customer site. Sales are presented net of any discounts given to customers. As a policy, the Company does not accept any product returns and based on the Company’s records, product returns, if any, are immaterial. Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All products produced by the Company and sold in the PRC are subject to a Chinese VAT at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government. Products distributed by Shandong Medical and plasma raw material inter-company sales from Puding Plasma Company to Qianfeng are subjected to a 17% VAT.

Shipping and Handling

Shipping and handling costs related to costs of goods sold are included in selling expenses and totaled $44,180 and $7,248 for the three months ended March 31, 2009 and 2008, respectively.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Financial Instruments

FAS 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. FAS 107 defines financial instruments and requires fair value disclosures about those instruments. FAS 157, “Fair Value Measurements”, adopted January 1. 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Receivables, payables, short and long term loans, and derivative liabilities qualify as financial instruments. Management concluded the carrying values of the receivables, payables and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization, and if applicable, their stated rates of interest are equivalent to interest rates currently available. The fair values of the long term debt and derivative liabilities are measured pursuant to FAS 157. The three levels are defined as follow:

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

The Company analyzes all financial instruments with features of both liabilities and equity under FAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of the derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes Option Pricing Model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

The fair value of 1,284,000 warrants was determined using the Black-Scholes Model, defined in SFAS 157 as level 2 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

The carrying value of the long term bank loan amounted to $8,790,000. The Company used Level 3 inputs for its valuation methodology for the long term bank loan by comparing the stated loan interest rate to the rate charged by the Bank of China to similar loans.

		Fair Value Measurements at March 31, 2009 using Fair Value Hierarchy
	Carrying Value as of March 31, 2009

		Level 1	Level 2	Level 3
Warrant liabilities	$2,061,049	$—	$2,061,049	$
Long term bank loan	$8,790,000	$—	$—		$8,790,000

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with FAS 157.

Concentration Risks

The Company’s operations are carried out in the PRC and are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC, Hong Kong and the United States. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in state-owned banks as of March 31, 2009 and December 31, 2008 amounted to $33,786,039and $8,689,414, respectively. $78,141 and $78,140 of which are covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s major product, human albumin: - 20%/10ml, 20%/25ml and 20%/50ml, accounted for 58.2% and 58.1% of total revenues, for the three months ended March 31, 2009 and 2008, respectively. If the market demands for human albumin cannot be sustained in the future or if the price of human albumin decreases, it would adversely affect the Company’s operating results.

All of the Company’s customers are located in the PRC and India. As of March 31, 2009 and 2008, the Company had no significant concentration of credit risk, except for the amounts due from related parties. There were no customers that individually comprised 10% or more of the revenue during the three months ended March 31, 2009 and 2008. No individual customer represented more than 10% of trade receivables at March 31, 2009 and December 31, 2008. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There were no vendors that individually comprised 10% or more of the purchase during the three months ended March 31, 2009 and 2008. No individual vendors represented more than 10% of accounts payables at March 31, 2009 and 2008.

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

	March 31, 2009 (unaudited)	December 31, 2008
Trade accounts receivable	$1,659,218	$1,581,139
Less: Allowance for doubtful accounts	(1,275,437)	(1,268,052)
Total	$383,781	$313,087

The activity in the allowance for doubtful accounts for trade accounts receivable for the three months ended March 31, 2009 and the year ended December 31, 2008 is as follows:

	March 31, 2009 (unaudited)	December 31, 2008
Beginning allowance for doubtful accounts	$1,268,052	$1,238,772
Bad debt expense	26,581	—
Recovery of amount previously reserved	(16,768)	(56,462)
Write-off charged against the allowance	—	—
Foreign currency translation adjustment	(2,428)	85,742
Ending allowance for doubtful accounts	$1,275,437	$1,268,052

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Inventories

Inventories are stated at the lower of cost or market using the weighted average basis and consist of the following:

	March 31, 2009 (unaudited)	December 31, 2008
Raw materials	$13,116,729	$7,043,349
Work-in-process	7,233,674	4,801,768
Finished goods	6,349,599	3,104,079
Total	$26,700,002	$14,949,196

The Company reviews its inventory periodically for possible obsolete goods and cost in excess of net realizable value to determine if any reserves are necessary. As of March 31, 2009 and December 31, 2008, the Company has determined that no reserve is necessary.

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. Depreciation expense for the three months ended March 31, 2009 and 2008 amounted to $759,072 (unaudited) and $274,361 (unaudited), respectively.

Estimated useful lives of the assets are as follows:

	Estimated Useful Life
Buildings and improvement	30	years
Machinery and equipment	10	years
Furniture, fixtures and office equipment	5-10	years

Construction in progress represents the costs incurred in connection with the construction of buildings, new additions, and capitalized interest incurred in connection with the Company’s plant facilities. In accordance with the provisions of FAS 34, “Capitalization of Interest Cost”, interest incurred on borrowings is capitalized to the extent that borrowings do not exceed construction in progress. The credit is a reduction of interest expense. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

The Company periodically evaluates the carrying value of long-lived assets in accordance with FAS 144. “Accounting for the Impairment or Disposal of Long-Lived Assets.” When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of March 31, 2009 and December 31, 2008, there were no impairments of its long-lived assets.

Plant and equipment consist of the following:

	March 31, 2009 (unaudited)	December 31, 2008
Buildings and improvements	$12,502,700	$5,809,724
Machinery and equipment	23,002,042	12,308,174
Furniture, fixtures, office equipment and vehicle	3,237,677	1,501,946
Total depreciable assets	38,742,419	19,619,844
Accumulated depreciation	(11,985,029)	(3,099,259)
Plant and equipment, net	26,757,390	16,520,585
Construction in progress	825,898	2,778,779
Total	$27,583,288	$19,299,364

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

No interest was capitalized into construction in progress in either of the three months ended March 31, 2009 and 2008.

Investment in Unconsolidated Affiliate

Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists. Subsidiaries in which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company accounts for investments with ownership less than 20% using cost method.

Intangible Assets

Intangible assets are stated at cost (estimated fair value upon contribution or acquisition), less accumulated amortization. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets as follows:

Intangible assets	Estimated useful lives
Land use rights	50	years
Permits and licenses	5-10	years
Blood donor network	10	years
Software	3.8	years
Good Manufacturing Practice certificate	5-10	years
Long-term customer-relationship intangible assets	4	years

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

Intangible assets consisted of the following:

	March 31, 2009 (unaudited)	December 31, 2008
Land use rights	$2,136,255	$848,982
Permits and licenses	11,258,012	389,709
Blood donor network	22,854	22,885
Software	87,712	40,758
GMP certificate	2,327,885	—
Long-term customer-relationship	6,941,170	—
Totals	22,773,888	1,302,334
Accumulated amortization	(1,137,825)	(299,773)
Intangible assets, net	$21,636,063	$1,002,561

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Total amortization expense for the three months ended March 31, 2009 and 2008 amounted to $838,459 (unaudited) and $26,157 (unaudited), respectively. The amortization expenses related to purchased and other intangible assets due to the consolidation of Dalin is $792,629 for the three months ended March 31, 2009.

Amortization expense for intangible assets for the next five fiscal years is as follows:

	2009	2010	2011	2012	2013	Thereafter
Amortization expense	$2,509,062	$3,343,432	$3,344,902	$3,339,680	$1,575,993	$7,522,999

Intangible assets of the Company are reviewed at least annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the years of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2009, the Company expects these assets to be fully recoverable.

Revenues

The Company’s revenues are primarily derived from the manufacture and sale of human blood products. The Company’s revenues by significant types of product for the three months ended March 31, 2009 and 2008 are as follows:

	2009 (Unaudited)	2008 (Unaudited)
Human Albumin – 20%/10ml, 20%/25ml and 20%/50ml	$12,351,699	$4,556,503
Human Hepatitis B Immunoglobulin	60,099	224,475
Human Immunoglobulin for Intravenous Injection	5,372,502	1,655,292
Human Rabies Immunoglobulin	1,629,011	1,203,267
Human Tetanus Immunoglobulin	1,029,686	111,552
Human Immunoglobulin	213,877	—
Others	491,724	97,918
Totals	$21,148,598	$7,849,007

The Company is engaged in sale of human blood products to customers in China and India. The amount sold in India was less than 10% of total sales for the three months ended March 31, 2009.

Research and Development Costs

Research and development costs are expensed as incurred.

Retirement and Other Post Retirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to the statement of operations as and when the related employee service is provided.

Product Liability

The Company’s products are covered by product liability insurance of approximately $2,930,000 (RMB 20,000,000). As of March 31, 2009 and December 31, 2008, no claim on the insurance policy was filed. However, there are two pre-existing potential claims against Qianfeng’s products, which are still in the court proceedings as explained in the legal proceeding section below.

Government Grants

The Company’s subsidiary, Shandong Taibang, is entitled to receive grants from the PRC municipal government due to its operation in the high and new technology business sector. For the three months ended March 31, 2009 and 2008, no non-refundable grants were received from the PRC municipal government. Grants received from the PRC municipal government can be used for enterprise development and technology innovation purposes.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Income Taxes

The Company accounts for income taxes under FAS 109, “Accounting for Income Taxes” and FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, FAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US taxes and there are no deferred tax amounts at March 31, 2009 and 2008. FIN 48 clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.

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

Value Added Tax

Enterprises or individuals, who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a VAT in accordance with Chinese laws. The VAT rate applicable to the Company is 6% of the gross sales price. Products distributed by Shandong Medical and plasma raw material inter-company sales from Puding Plasma Company to Qianfeng are subjected to a 17% VAT. No credit is available for VAT paid on purchases.

Stock-based Compensation

The Company accounts and reports stock-based compensation pursuant to FAS 123R “Accounting for Stock-Based Compensation”, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with FAS 123R and the EITF 96-18, “Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Noncontrolling Interest

Effective January 1, 2009, the Company adopted FAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity. Further, as a result of adoption on FAS 160, net income attributable to noncontrolling interests is now excluded from the determination of consolidated net income. In addition, foreign currency translation adjustment is allocated between controlling and noncontrolling interests.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Recently Issued Accounting Pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements because all of the Company’s investments in debt securities are classified as trading securities.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 amends FAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. Management is currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” FAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. Management is currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS 107 to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Management is currently evaluating the disclosure requirements of this new FSP.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – Related party transactions

The material related party transactions undertaken by the Company with related parties as of March 31, 2009 and December 31, 2008 are presented as follows:

Amount Due from	Purpose	March 31, 2009 (unaudited)	December 31, 2008
Due from noncontrolling interest shareholders(1)	Advances	204,864	—
Due from noncontrolling interest shareholders(1)	Advances	592,274	—
Due from noncontrolling interest shareholders(2)	Processing fees	631,803

Amount Due to	Purpose	March 31, 2009 (unaudited)	December 31, 2008
Noncontrolling interest shareholder of subsidiary (3)	Loan	$772,223	$773,277
Guizhou Eakan Investing Corp.(4)	Loan	2,119,878	—
Guizhou Jie’an(3)	Contribution	962,481	—
Shandong Institute(6)	Institute’s share of Dalin net income	305,966	—
Noncontrolling interest shareholder of subsidiary(7)	Partial acquisition consideration	371,314	—
Former Dalin shareholders(7)	Partial acquisition consideration	443,765	—

(1) On November 13, 2008, Qianfeng advanced its shareholders Guizhou Eakan and Guizhou Jie’an approximately $1,172,000 (RMB 8,000,000) and $1,391,750 (RMB 9,500,000), respectively, as shareholders loans according to the shareholders resolution of November 10, 2008. The loans bear interest at the prevailing bank lending rate in PRC and payable each calendar quarterly, which is 5.31% at March 31, 2009 and matures in one year. The loans were partially offset with the dividends declared on March 10, 2009 with outstanding balances of $204,864 and $592,274 due from Guizhou Eakan and Guizhou Jie’an, respectively.

(2) Qianfeng provides processing services for Guizhou Eakon, one of the Qianfeng’s non-controlling shareholders. As of March 31, 2009, Guizhou Eakon owes Qianfeng processing fees in the amount of $631,803.

(3) As of March 31, 2009 and December 31, 2008, the Company borrowed an aggregate of $772,223 and $773,277, respectively, from its minority shareholder, Shandong Institute, for working capital purposes. The Company is required to repay the loan in cash due by August 2009, with an annual interest rate of 6%.

(4) Qianfeng has payables to Guizhou Eakan Investing Corp. in the amount of approximately $2,119,878 (RMB 14,470,160). Guizhou Eakan Investing Corp. is one of the shareholders of Guizhou Eakon, one of the Qianfeng’s minority shareholders.

(5) Qianfeng has payables to Guizhou Jie’an in amount of approximately $962,481 (RMB 6,569,840). In 2007, Qianfeng received additional contributions from Guizhou Jie’an in the amount of $962,481 to maintain Jie’an ownership interest in the Company at 9%. However, due to legal dispute among Shareholders over Raising Additional Capital as stated in legal proceeding section of Note 9, commitment and contingent liabilities, the money may be returned to Jie’an.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

(6) On April 6, 2009, Logic Express entered into an equity transfer and entrustment agreement, or Entrustment Agreement, among Logic Express, Shandong Taibang, and the Shandong Institute of Biological Products, or the Shandong Institute, the holder of the noncontrolling interests in Shandong Taibang, pursuant to which, Logic Express agreed to permit Shandong Taibang and the Shandong Institute to participate in the indirect purchase of Qianfeng’s equity interests. The amount $305,966 represents the pro rata share of equity investment income pursuant of Entrustment Agreement for the three month period ended March 31, 2009.

(7) The Company has a payable due to the four Dalin’s original shareholders in the amount approximately $815,079 (RMB 5,563,680), which represents partial acquisition considerations Logic Express paid to the former shareholders of Dalin, which will be remitted to those shareholders at their demand. Among the total $815,079, $371,314 is due to the current 10% noncontrolling interest shareholder of Dalin, Fan Shaowen and $443,765 is due to the remaining three Dalin’s original shareholders and currently are the employees of our subsidiary.

Note 4 – Prepayments and deferred expense

Prepayments and deferred expense represent partial payments for deposits on raw material purchases and prepayment for insurance expenses and amounted to $1,133,535 and $614,704 as of March 31, 2009 and December 31, 2008, respectively.

Long term prepayments represent partial payments or deposits on plant and equipment and intangible assets purchases and amounted to $4,519,925 and $955,874 as of March 31, 2009 and December 31, 2008, respectively.

Note 5 – Investment in unconsolidated affiliate

On October 10, 2008, Shandong Taibang entered into an Equity Transfer Agreement (the “Huitian Agreement”) with Mr. Fan Qingchun (the “Transferor”), a PRC citizen holding 35% of the equity interest in Xi’an Huitian Blood Products Co., Ltd. (“Huitian”), a PRC limited liability company. Pursuant to the Huitian Agreement, the Transferor agrees to sell to Shandong Taibang, and Shandong Taibang agrees to purchase from the Transferor, 35% equity interest in Huitian for an aggregate purchase price of $6,494,036 (or RMB 44,327,890) including interest of $48,036 (RMB 327,890). Huitian is one of the 32 government approved plasma-based product producers in China, and it is in compliance with Good Manufacturing Practices (“GMP”) standards. It is also approved by the PRC’s State Food and Drug Administration (“SFDA”) to produce four types of plasma-based products. As of March 31, 2009, the Company has paid a total of $3,223,000 with the unpaid balance of $3,271,036 to be due by July 7, 2009, including interest.

Logic Express also entered into an investment entrustment agreement (the “Investment Agreement”) with the minority shareholder in Shandong Taibang, Shandong Biological Products Research Institute (“Biological Institute”), pursuant to which Logic Express agrees to provide the investment amount for the acquisition and the Shandong Institute agree to entrust Shandong Taibang to acquire the 35% equity interest of Huitian in its name. In exchange Logic Express is also obligated to pay Shandong Taibang approximately $17,580 (or RMB120,000) per year as consideration for Shandong Taibang’s performance under this agreement. Under the Investment Agreement, after the acquisition, Logic Express will be in charge of Huitian’s daily operation and management, will bear the costs, expenses, liabilities and losses incurred in its operation, and will enjoy its profits. Shandong Taibang will perform relevant tasks according to Logic Express’s instruction, and will not exercise any management right over Huitian or derive any financial return from Huitian. Logic Express agreed to indemnify Shandong Taibang for any loss in connection with the investment and pledged its equity interest in Shandong Taibang as collateral against such losses.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Summarized unaudited financial information of Huitian is as follows:

	March 31, 2009	December 31, 2008
Current assets	$8,125,584	$8,039,180
Non-current assets	9,963,109	10,145,248
Total assets	18,088,693	18,184,428
Current liabilities	2,557,902	2,747,573
Non-current liabilities	—	—
Shareholders’ equity	15,530,791	15,436,855
Total liabilities and shareholders’ equity	$18,088,693	$18,184,428

The portion of the difference between the cost of an investment and the amount of underlying equity in net assets of Huitian that is recognized as goodwill in accordance with APB Opinion No. 18, “the Equity Method of Accounting for investment in Common Stock”, shall not be amortized. However, equity method goodwill shall not be reviewed for impairment in accordance with FAS 142, but instead should continue to be reviewed for impairment in accordance with paragraph 19(h) of APB18.

Summarized unaudited financial information of Huitian is as follows:

Three months ended March 31, 2009
Net sales	$1,159,285
Gross profit	389,530
Income before taxes	135,281
Net income	114,989
Company’s share of net income	$40,247

The rollforward of investment in Huitian in the balance sheet is shown below:

Huitian - 35% Ownership
December 31, 2007	$—
Investment made	6,502,902
Net Income from 2008	175,231
Dividend declared	(147,256)
Foreign currency translation gain	3,100
December 31, 2008	6,533,977
Net Income from the three months ended March 31, 2009	40,247
Foreign currency translation loss	(8,912)
March 31, 2009 (unaudited)	$6,565,312

Note 6 – Debt

Short and long term loans

Short term loans represent renewable loans due to various banks which are normally due within one year.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

The Company’s bank loans consisted of the following:

Short/Long-term loan	Due by	Annual interest rates	March 31, 2009 (Unaudited)	December 31, 2008
Long term bank loan, secured by buildings and land use rights	August 3, 2010	7.02%	$5,860,000	$5,868,000
Short term bank loan, un-secured	January 7, 2010	5.31%	5,860,000	—
Short term loan, un-secured	On demand	0.00%	73,250	—
Long term loan, secured by building, machinery and equipment(1)	June 25, 2010	7.76%	3,369,500	—
Short term loan, guaranteed by minority shareholder of Qianfeng	July 3, 2009	8.54%	1,347,800	—
Short term loan, secured by raw material(2)	February 16, 2010	5.84%	439,500	—
Totals			$16,950,050	$5,868,000

(1)

The interest rate is adjustable monthly at 1.15 times of the prevailing rate as published by Bank of China. As of March 31, 2009, the interest rate is fixed at 7.7625% per annum. The short term portion of this loan is $439,500 and due by December 25, 2009. The remaining balance of $1,465,000 and $1,465,000 are due on April 25, 2010 and June 25, 2010, respectively.

(2)

The interest rate for this short term loan is adjustable quarterly at 1.10 times of the prevailing rate as published by Bank of China. As of March 31, 2009, the interest rate is fixed at 5.841% per annum.

Interest expense totaling $622,449 and $494,040 was incurred during the three months ended March 31, 2009 and 2008, respectively.

The above loans are secured by Shandong Taibang’s land use rights and buildings located in Taian, Shandong Province, PRC and Qianfeng’s buildings and machinery and equipment located in Guiyang, Guizhou Province, PRC, with carrying net values as follows:

	March 31, 2009 (unaudited)	December 31, 2008
Buildings in Taian, Shandong	$1,236,322	$1,417,138
Land use rights in Taian, Shandong	423,021	195,691
Buildings in Guiyang, Guizhou	1,269,802	—
Machinery and equipment in Guiyang, Guizhou	9,044,860	—
Totals	$11,974,005	$1,612,829

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Other payables and accruals

Other payables and accruals consist of the following:

	March 31, 2009 (unaudited)	December 31, 2008
Other payables (1)	$9,099,271	$319,699
Payable to Sansui Finance department for pending investment on plasma stations (2)	1,173,465	—
Accruals for salaries and welfare	670,634	830,388
Accruals for RTO expenses	245,657	245,657
Accruals for selling commission and promotion fee	911,166	1,508,102
Other Payable-Government Grant	184,312	114,148
Other payable - Deposit received	192,892	283,826
Other payable - Funds	359,303	627,157
Accruals for interest	—	33,954
Others	141,681	—
Total	$12,978,381	$3,962,931

(1)

The other payables mainly comprise of deposits by potential strategic investors and payable to former shareholders of Dalin with the amount of $5,824,840 and $2,466,930, respectively. As of March 31, 2009, Qianfeng has received in an aggregate amount of $5,824,840 from potential private strategic investors in connection with subscribing shares from Qianfeng pursuant to Equity Purchase Agreement. The registration of the new investors as Qianfeng’s shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce (“AIC”) is in incomplete due to share holders dispute as disclosed in below legal proceedings section below. The amount $2,466,930 represents partial acquisition considerations Logic Express paid to the former shareholders of Dalin, which will be remitted to those shareholders at their demand.

(2)

In early 2007, Qianfeng submitted RMB 8,010,000 (approximately $1,173,465) to the finance department of Sansui County, in China’s Qiandongnan Autonomous Region, for acquiring the Sansui Plasma Collection Station from the local government, which action was legitimized and fully endorsement by relevant provincial government authorities. However, the finance department refused to implement the provincial government’s authorization and has returned the funds to Qianfeng. As of March 31, 2009, Qianfeng has set aside the full amount as a payable to Sansui County, pending the outcome of provincial government’s administrative review as disclosed in the legal proceedings note below.

Other payable - land use rights

In July 2003, Shandong Taibang obtained certain land use rights from the PRC municipal government. Shandong Taibang is required to make payments totaling approximately $20,369 (RMB 138,848) per year to the local state-owned entity, for the 50-year life of the rights or until Biological Institute completes its privatization process. The Company recorded “land use rights” equal to “other payable – land use rights” totaling $353,827 and $325,390 as of March 31, 2009 and December 31, 2008, respectively, determined using present value of annual payments over 50 years.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Earning per share is as follows for the three months ended March 31,

	2009 (unaudited)	2008 (unaudited)
Net income attributable to common shareholders for earnings per share	$4,258,318	$2,267,800
Weighted average shares used in basic computation	21,434,942	21,434,942
Diluted effect of warrants and options	—	529,226
Weighted average shares used in diluted computation	21,434,942	21,964,168
Earnings per share:
Basic	$0.20	$0.11
Diluted	$0.20	$0.10

At March 31, 2009, all outstanding warrants and options were excluded in the calculation of diluted earnings per share because of their anti-dilutive nature.

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

The Company’s subsidiary, Shandong Taibang, was established before March 16, 2007 and is, therefore, qualified to continue enjoying the reduced tax rate as described above.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Starting January 1, 2008, all dividends paid to foreign parents are subject to a 10% income tax. As a result, Logic Express recorded $218,238 and $0 income tax expense for the three months ended March 31, 2009 and 2008, respectively, for dividends Shandong Taibang paid to its foreign parent, Logic Express.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2009 and March 31, 2008:

	2009	2008
U.S. Statutory rates	35.0%	35.0%
Foreign Income	(35.0)	(35.0)
China Tax rates	25.0	25.0
China income tax exemption	(10.0)	(10.0)
Other items (1)	6.9	5.5
Effective income tax rates	21.9%	20.5%

(1) The 6.9% represents the $0.2 million income tax expense for dividends Shandong Taibang paid to Logic Express, its foreign parent and $1.3 million expenses incurred by CBP, Logic Express and Logic Holding that are not deductible in PRC for the three months ended March 31, 2009. The 5.5% represents the $0.6 million expenses incurred by CBP, Logic Express and Logic Holding that are not deductible in PRC for the three months ended March 31, 2008.

The estimated tax savings due to the tax exemption for the three months ending March 31, 2009 and 2008 amounted to $763,331 and $318,221, respectively. The net effect on earnings per share if the income tax had been applied would decrease both basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 by $0.04 and $0.01, respectively.

CBP was incorporated in the United States and has incurred net operating losses of $719,896 and $1,777,854 for income tax purposes as of March 31, 2009 and December 31, 2008, respectively. The estimated net operating loss carry forwards for United States income taxes amounted to $4,381,039 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilize, from 2026 through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the period ended March 31, 2009 was $244,765 and the accumulated valuation allowance as of March 31, 2009 amounted to $1,489,553. Management reviews this valuation allowance periodically and makes adjustments as warranted. The following table represents the rollforward of the deferred tax valuation allowance:

	For the three months ended March 31, 2009	For the year ended December 31, 2008

	(unaudited)
Balance as of beginning of period	$1,244,789	$640,318
Increase	244,764	604,471
Balance as of end of period	$1,489,553	$1,244,789

Value added tax

VAT on sales amounted to $1,578,403 and $493,150 for the three months ended March 31, 2009 and 2008, respectively. Sales are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

	March 31, 2009	December 31, 2008
	(Unaudited)
VAT tax payable	$687,849	$331,505
Income tax payable	4,462,645	3,630,878
Others miscellaneous tax payable	61,004	97,627
	$5,211,498	$4,060,010

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

The Company’s 48.6% indirectly owned subsidiary, Qianfeng, entered into a lease agreement on June 1, 2006 with a group of individuals in an area located next to its production facility, to lease and use the space for processing industrial wastes for 10 years. The annual lease amount is approximately $1,529 (RMB 10,438).

The Company’s indirectly owned subsidiary, Huang Ping, entered into a lease with Huang Ping County Finance Department on April 28, 2007, Guizhou Province, to lease land use rights and use building and equipment for a period of 3 years. The annual lease payment is approximately $10,269 (RMB 70,000).

The Company’s indirectly owned subsidiary, Pu Ding, entered into a lease with Pu Ping County Health Department, Guizhou Province on March 31, 2007, to lease land use rights and use building and equipment for a period of 3 years. The annual lease payment is approximately $22,005 (RMB 150,000).

The Company’s indirectly owned subsidiary, Na Yong, entered into a lease with Na Yong County Health Department, Guizhou Province on March 31, 2007, to lease land use rights and use building and equipment for a period of 3 years. The annual lease payment is approximately $22,005 (RMB 150,000).

The Company’s indirectly owned subsidiary, Wei Ning, entered into a lease with Wei Ning County Health Department, Guizhou Province on April 9, 2007, to lease land use rights and use building and equipment for a period of 3 years. The annual lease payment is approximately $11,720 (RMB 80,000).

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to FAS 13, “Accounting for Leases." Total capital and lease commitments outstanding as of March 31, 2008 were as follows:

Fiscal year	2009	2010	2011	2012	2013	Thereafter
Property and equipment	$77,383	$—	$—	$—	$—	$—
Lease	73,293	26,586	9,315	9,315	9,315	204,892
Total	$150,676	$26,586	$9,315	$9,315	$9,315	$204,892

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

For the three months ended March 31, 2009 and 2008, total rent expense amounted to $33,134 and $16,226, respectively.

Guarantees

As of March 31, 2009, Qianfeng guaranteed approximately $1,465,000 (RMB10,000,000) of a short term bank loans for Eakan, a noncontrolling shareholder of Qianfeng. In return, Eakan cross guaranteed Qianfeng’s bank loan of $1,347,800. The Company is obligated to perform under the guarantee if Eakan fails to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee is $1.5 million including accrued interest. As of March 31, 2009, the Company did not record a liability for the guarantee because management believes Eakan is current in its payment obligations, and the likelihood of the Company having to make good on the guarantee is remote.

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

Transfer of Equity Interests

Mr. Zu Ying Du was one of the original equity holders in our operating subsidiary, Shandong Taibang. Pursuant to a joint venture agreement, among the original equity holders, Mr. Du was obligated to make a capital contribution of approximately $2.6 million or (RMB20 million) for a 25% interest in Shandong Taibang. Mr. Du made this contribution using funds borrowed from the Beijing Chen Da Technology Investment Company, or Beijing Chen Da. Mr. Du failed to repay Beijing Chen Da for his loan of the capital contribution amount. Mr. Du disputes that the money was due and owing. A Beijing court found that Beijing Chen Da had given money to Mr. Du but found that the loan agreement failed to comply with Chinese law. A notice was issued on July 5, 2004 by the Shenzhen Public Security Bureau Economic Crime Investigation Unit requesting a stay of the Beijing action pending their investigation into money laundering relating to the $2.6 million loan to Zu Ying Du.

On September 26, 2004, Beijing Chen Da entered into an equity transfer agreement with Mr. Du, pursuant to which Mr. Du’s 25% equity interest in Shandong Taibang was transferred to Beijing Chen Da as repayment of the $2.6 million debts. This agreement was signed by Mr. Du’s brother who held a power of attorney from Mr. Du. This transfer was approved by the Shandong Provincial Department of Foreign of Trade and Economic Cooperation, or the Shandong COFTEC on March 17, 2005. Mr. Du disputes the legitimacy of this transfer and has argued that his brother, Du Hai Shan, exceeded the scope of the power of attorney. Mr. Du sued his brother in the court of Jianli County, Hubei province, relating to the propriety of the brother’s actions under the power of attorney. Initially the county court found in its judgment that the power of attorney was valid, but that the transfer agreements signed by Mr. Du’s brother, Du Hai Shan were invalid because their execution and delivery were beyond the scope of Du Hai Shan’s authority under the power of attorney. Subsequently the Intermediate Court of Jingzhou City, Hubei province, ruled on December 10, 2008 to suspend the judgment based on the grounds that the original court lacked jurisdiction to hear the case. The case is stated to be reviewed again by the Hubei Jingzhou Intermediate Court.

Missile Engineering, another original equity holder wholly controlled by Mr. Du, was obligated to contribute approximately $4.2 million (RMB32.8 million) for a 41% interest in Shandong Taibang by means of cash, equipment and patent technology. It was obligated to obtain a new drug certificate and production license of its patent technology from the government within a stipulated period in order to be recognized as a valid capital contribution, or in the alternative, make a cash payment. The patent technology was valued as approximately $3.4 million (RMB26.4 million). However, Missile Engineering failed to obtain the new drug certificate and production license within the stipulated period. Mr. Du also disputes whether the period for obtaining the certificate and license had expired. Pursuant to a stockholders resolution on September 26, 2004, Missile Engineering agreed to sell its 41% interest in Shandong Taibang to Up-Wing and Up-Wing agreed to take up the obligation of Missile Engineering to pay the $3.4 million in cash. This transfer was approved by Shandong COFTEC on March 17, 2005. Missile Engineering disputes this transaction and sued Mr. Du’s brother in the court of Jianli County, Hubei province, relating to the propriety of the brother’s actions under the power of attorney. Initially the county court found in its judgment that the act had exceeded the scope of the power of attorney. Subsequently the Intermediate Court of Jingzhou City, Hubei province, ruled on December 10, 2008 to suspend the judgment based on the grounds that the original court lacked jurisdiction to hear the case. The case is stated to be reviewed again by the Hubei Jingzhou Intermediate Court.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

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

On February 16, 2009, Mr. Du and Missile Engineering filed actions in the Intermediate Court of Wuhan City, Hubei province, against the following defendants, Du Hai Shan the brother of Mr. Du, Beijing Chen Da and Logic Express. Mr. Du and Missile Engineering have requested that the Wuhan Intermediate Court to restore the equity interests originally held by the plaintiffs, 25% equity interest by Mr. Du and 41% equity interest by Missile Engineering. On February 17, 2009, the Wuhan Intermediate Court issued preliminary orders attaching 66% of the equity of Shandong Taibang pending the outcome of the case.

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
March 31, 2009
(Unaudited)

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

Dispute among Shareholders over Raising Additional Capital

On May 28, 2007, a 91% majority of Qianfeng’s shareholders approved a plan to raise additional capital from private strategic investors through the issuance of an additional 20,000,000 shares of Qianfeng equity interests at RMB 2.80 per share. The plan required all existing Qianfeng shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority holder of Qianfeng’s shares, the Guizhou Jie’an Company, or Jie’an, did not support the plan and did not agree to waive its right of first refusal. On May 29, 2007, the majority shareholders caused Qianfeng to sign an Equity Purchase Agreement with certain investors, pursuant to which the investors agreed to invest an aggregate of approximately $7,475,832 (RMB 50,960,000) in exchange for 18,200,000 shares, or 21.4%, of Qianfeng’s equity interests. At the same time, Jie’an also subscribed for 1,800,000 shares, representing its 9% pro rata share of the 20,000,000 shares being offered. The proceeds from all parties were received by Qianfeng in accordance with the agreement.

In June 2007, Jie’an brought suit in the High Court of Guizhou province, China, against Qianfeng and the three other original Qianfeng shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie’an alleged that it had a right to acquire the shares waived by the original Qianfeng shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie’an and sustained the Equity Purchase Agreement, but on November 2008, Jie’an appealed the Guizhou High Court judgment to the People’s Supreme Court in Beijing. The People’s Supreme Court heard the case in February 2009, but had not issued its decision as of the date of this report. The registration of the new investors as Qianfeng’s shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce is pending the outcome of this law suit. If Jie’an prevails in its suit against Qianfeng, it would have the right to receive additional Qianfeng equity interests, and Dalin’s interests in Qianfeng would be reduced to approximately 41.3%. Whatever the outcome of the appeal, we will be able to retain control over Qianfeng due to our right to appoint a majority of Qianfeng’s directors.

Dispute over Qianfeng Technical Consulting Agreement

In 1997, Qianfeng entered into a Technical Cooperation Agreement with Sin Kyung Ye, or Sin, a Korean individual, to provide certain fractionation equipment and transfer processing know-how to Qianfeng. In August 2004, Sin filed a law suit against Qianfeng with the Intermediate Court in Guiyang City, China, alleging non-payment of approximately, $14,670 (RMB 100,000) for his fractionation equipment and approximately, $733,500 (RMB 5,000,000) for the transfer of his technological know-how. The Intermediate Court ruled in favor of Sin and found that Qianfeng owed Sin approximately, $ 1,522,183 (RMB 10,376,160), but Qianfeng appealed the Intermediate Court ruling to the Guizhou High Court. The Guizhou High Court agreed in part with Qianfeng’s grounds for appeal and reduced the amount of know-how transfer fee to approximately, $289,060 (RMB 1,970,413). In May 2007, Sin appealed the Guizhou High Court’s decision to the People’s Supreme Court in Beijing. The People’s Supreme Court heard in April 2008, but had not issued its decision as of the date of this report.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Qianfeng Product Liability Claims

In January 2008, Qianfeng, along with two local hospitals and a local blood center, was sued in the Zhuhui District Court in Hengyang, Hunan province, China, by a resident of Hunan province, for approximately, $256,631 (RMB 1,749,358) in damages, in connection with his alleged HIV contamination via blood transfusion during the plaintiff’s treatment following an April 2006 traffic accident. The Zhuhui District Court awarded the plaintiff approximately, $29,340 (RMB 200,000), but found that the defendants were not responsible for his HIV contamination. All parties appealed to the Zhuhui Middle Court. On December 4, 2008, the Zhuhui Middle Court remanded the case to the lower court for retrial, on grounds that the HIV contamination could not be directly linked to the plaintiff’s treatment by the hospitals or to Qianfeng’s products. There have been no further developments on this case as of the date of this report.

On November 10, 2006, Qianfeng and eight other defendants were sued in the Sigu District Court of Hengyang County, Hunan province, China, by a resident of Hunan province, for approximately, $106,446 (RMB 725,606) in damages, in connection with his alleged Hepatitis C contamination via blood transfusion and injection of plasma-based products, during the plaintiff’s August 2004 treatment for hemophilia. On December 8, 2008, the Sigu District Court ruled in favor of the plaintiff and held Qianfeng liable for 10% of the total approximately, $2,680 (RMB 18,293) judgment against three of the defendants. All three defendants, including Qianfeng appealed the district court ruling to the Intermediate Court of the Hengyang County. On May 4, 2009, the Intermediate Court ruled against the defendants and sustained the original district court ruling. As of result, Qianfeng is liable and obligated to pay the plaintiff approximately, $2,680 (RMB 18,293) in damages and related court fees.

Administration Interference

Qianfeng is party to an administrative proceeding against the government of the Qiandongnan Autonomous Region, or the Qiandongnan Authorities, in Guizhou Province, China, in connection with the ownership of three of Qianfeng’s eight plasma stations in Guizhou Province. Qianfeng was authorized to acquire a total of eight plasma stations in Guizhou Province based on several national and provincial administrative authorizations issued by the PRC State Council and the Guizhou Ministry of Health between 2006 and 2007, but to date, the governmental authorizations have not been fully implemented by the Qiandongnan Authorities. In early 2007, Qianfeng submitted approximately $1,173,465 (RMB 8,010,000) to the local finance department of Sansui County, Qiandongnan, for acquiring the Sansui Plasma Collection Station (“Sansui”), but the local finance department refused to honor the purchase and returned the full consideration to Qianfeng. Furthermore, subsequent local rulings published by the Qiandongnan Authorities February 28, 2008 appear to authorize another private company to acquire the Sansui and two other stations, the Zhengyuan Plasma Collection Station and the Shibing Plasma Collection Station. In December 2008 Qianfeng filed an administrative review application with the People’s Government of Guizhou Province, or the Guizhou Provincial Government, but the Guizhou Provincial Government has delayed making a final decision pending further review of regulations regarding administrative authorizations. Qianfeng has received verbal notification from staff in the Guizhou Provincial Government that the Qiandongnan Authorities have withdrawn the local rulings authorizing acquisition of the three plasma stations, but management has not received any written confirmation of such withdrawal. As a result, Qianfeng has maintained its application with the Guizhou Provincial Government for a formal administrative ruling on its right to acquire all eight plasma stations in Guizhou Province. In addition, Qianfeng has set aside the purchase price payable for Sansui pending the outcome of the administrative review.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 10 – Warrants and options

Warrants

On July 18, 2006, the Company entered into a securities purchase agreement with certain accredited investors and completed the sale of 2,200,000 shares of common stock on July 18, 2006. Concurrent with the private placement, the Company issued 1,070,000 warrants with an exercise price of $2.8425 per share (“Investor Warrant”) to investors. The warrants have a 5-year term and shall be callable by the Company if the shares trade at 160% of the exercise price for 15 consecutive trading days after the registration statement has been effective for 45 days. On July 28, 2006, the Company also issued 214,000 warrants with exercise price at $2.8425 (“Placement Agent Warrant”) to Lane Capital Markets, LLC, the placement agent. These warrants have a 5-year term and were non-callable and vested upon grant.

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6. Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception. Because of strike prices of the 1,284,000 previously issued warrants are denominated in USD which is different than the Company’s function currency, RMB, these warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.

As such, effective January 1, 2009, the Company reclassified the original fair value of these warrants $738,449 from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in July 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $929,577 from beginning retained earnings and $1,668,026 to a long-term derivative liability to recognize the fair value of such warrants on such date. The fair value of these common stock purchase warrants increased to $2,061,049 as of March 31, 2009. As such the Company recognized a $393,023 loss from the change in fair value of these warrants for three months ended March 31, 2009.

These common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

Granted on	March 31, 2009	January 1, 2009
Expected dividend yield	0%	0%
Risk-free interest rate	0.98%	1.01%
Expected life (in years)	2.30	2.55
Weighted average expected volatility	130%	130%

Expected volatility is based on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. The Company believes this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. The Company has no reason to believe future volatility over the expected remaining life of these warrants likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

The summary of warrant activity is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life
December 31, 2007	1,284,000	$2.84	3.55
Granted
Forfeited
Exercised
March 31, 2008(unaudited)	1,284,000	$2.84	3.30
Granted
Forfeited
Exercised
December 31, 2008	1,284,000	$2.84	2.55
Granted
Forfeited
Exercised
March 31, 2009(unaudited)	1,284,000	$2.84	2.30

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

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on the Company’s current and expected dividend policy. The value of the options was based on the Company’s common stock price on the date the options were granted. Because the Company does not have a history of employee stock options, the Company utilized the simplified method to estimate the life of the options which is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. For the three months ended March 31, 2009, the Company expensed $27,373 in compensation expense. As of March 31, 2009, approximately $34,908 of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized as an expense over the employee’s remaining weighted average service period of approximately 0.42 years. The options are accounted for as equity under SFAS 133 and EITF 00-19.The options activity is as follows:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
December 31, 2007	—	—	$—	—	$—
Granted	—	—	—	—	—
Forfeited	—	—	—	—	—
Exercised	—	—	—	—	—
March 31, 2008	—	—	$—	—	$—
Granted	997,500	937,500	4.00	10.00	—
Forfeited	—	—	—	—	—
Exercised	—	—	—	—	—
December 31, 2008	997,500	937,500	$4.00	9.43	$—
Granted	—	30,000	4.00	9.31	—
Forfeited	—	—	—	—	—
Exercised	—	—	—	—	—
March 31, 2009	997,500	967,500	$4.00	9.18	$—

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

Reserve fund

For the three months ended March 31, 2009 and 2008, the Company transferred $2,508,741 (unaudited) and $235,303 (unaudited), respectively, to the surplus reserve fund. Amounts represent 10% of the net income determined in accordance with PRC accounting rules and regulations, and are transferred to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of March 31, 2009, approximately $8 million still needs to be transferred to statutory reserve. The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise expansion fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. For the three months ended March 31, 2009 and 2008, the Company transferred $252,095 (unaudited) and $117,651 (unaudited), respectively, to the fund. Amounts represent 5% of the net income determined in accordance with the Company’s policy.

Note 12 – Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. All permanent employees are entitled to an annual pension equal to their basic salaries at retirement. The PRC government is responsible for the benefit liability to these retired employees. The Company is required to make contributions to the state retirement plan at 20% of the monthly base salaries of the current employees. For the three months ended March 31, 2009 and 2008, the Company made pension contributions in the amount of $220,493 (unaudited) and $54,591 (unaudited), respectively.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 13- Noncontrolling interest and distribution

The roll forward of noncontrolling interest in the balance sheet is shown below:

	Fang Cheng Plasma Co. Minority Owner (20%)	Shandong Taibang Minority Owner (17.24%)	Guizhou Renyuan Minority Owners (75%)	Guiyang Qianfeng Minority Owners (46%)	Chongqing Dalin Minority Owner (10%)	Total Noncontrolling interest
December 31, 2007	$82,994	$4,098,344	$—	$—	$—	$4,181,338
Net income(loss)	(83,938)	3,387,779	—	—	—	3,303,841
Foreign currency translation gain/(loss)	944	301,303	—	—	—	302,247
Dividend declared	—	(2,982,045)	—	—	—	(2,982,045)
December 31, 2008	$—	$4,805,381	$—	$—	$—	$4,805,381
Dalin acquisition	—	—	2,521,470	17,249,290	1,730,952	21,501,712
Net income(loss)	(2,449)	850,158	15,694	1,914,995	221,684	3,000,082
Foreign currency translation gain/(loss)	—	(4,260)	36,543	352,923	42,096	427,302
Dividend declared	—	(454,308)	—	(4,179,679)	—	(4,633,987)
March 31, 2009	$(2,449)	$5,196,971	$2,573,707	$15,337,529	$1,994,732	$25,100,490

Dividends declared are split pro rata between the shareholders according to their ownership interest. The payment of the dividends may occur at different times to the shareholders resulting in distributions which do not appear to be reflective of the minority ownership percentages. As of March 31, 2009, minority shareholders owned 17.24% of the Shandong Taibang, 10% of Dalin and 46% of Qianfeng. The table below shows the minority shareholder and dividends outstanding.

	Shandong Taibang Noncontrolling shareholder	Guiyang Qianfeng Noncontrolling shareholder	Total Noncontrolling shareholder
Distribution payable, December 31, 2006	$476,597	$—	$476,597
Dividend declared	2,207,541	—	2,207,541
Dividend paid	(488,878)	—	(488,878)
Dividend used to increase registered capital	(1,710,880)	—	(1,710,880)
Foreign currency translation adjustments	22,246	—	22,246
Distribution payable, December 31, 2007	$506,626	$—	$506,626
Dividend declared	2,982,045	—	2,982,045
Dividend paid	(288,300)	—	(288,300)
Foreign currency translation adjustments	51,983	—	51,983
Distribution payable, December 31, 2008	$3,252,354	$—	$3,252,354
Dividend declared	454,308	4,179,679	4,633,987
Dividend paid	—	(3,735,243)	(3,735,243)
Foreign currency translation adjustments	12,796	2,798	15,594
Distribution payable, March 31, 2009	$3,719,458	$447,234	$4,166,692

Note 14 – Business Combinations

On September 26, 2008, Logic Express entered into an equity transfer agreement with Dalin, a PRC limited liability company, and Fan Shaowen, Chen Aimin, Chen Aiguo and Yang Gang, the shareholders of Dalin, relating to the purchase of an aggregate 90% equity interest in Dalin, for a total purchase price of RMB194,400,000 (approximately $28,479,600), due in four installments. On April 14, 2009, the Company paid the third installment towards the acquisition which represented the payment of 90% of the purchase price in the aggregate, and in accordance with terms of the equity transfer agreement, Logic Holdings, the Hong Kong subsidiary, is now entitled to all the rights and privileges of a 90% shareholder in Dalin, including the right to receive its pro rata share of the profits generated by Dalin’s 54% majority-owned operating subsidiary, Qianfeng Biological Products Co., Ltd., or Qianfeng, as of January 1, 2009, subject to a possible dilution to as low as 41.3%, if a dissenting Qianfeng shareholder prevails in a pre-existing suit to obtain additional equity interests in Qianfeng. The Company are obligated to pay the fourth and final installment, representing the remaining 10% of the Dalin purchase price, on or before April 9, 2010, the one-year anniversary of the local Administration for Industry and Commerce’s approval of the equity transfer. On January 16, 2009, Qianfeng’s shareholders, including Dalin, elected four members to its seven member Board of Directors that were nominated by Dalin, and on January 17, 2009, the Qianfeng’s Board of Directors elected a new management team consisting of all Logic Express’ and Dalin’s appointees, including a new CEO, Executive Senior Vice President, CFO and Director of Sales. The operational control of Qianfeng passed to the Company effective January 1, 2009. The results of Dalin’s and its subsidiaries’ operations from January 1, 2009 through March 31, 2009 are included in the Company’s Consolidated Statements of Income and Comprehensive Income.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Effective January 1, 2009, the Company adopted FAS 141R, “Business Combinations” to replace FAS 141, “Business Combinations”. FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces FAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. FAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with FAS 141R).

The Company’s acquisition of Dalin was accounted for in accordance with FAS 141R and we have allocated the purchase price of Dalin based upon the fair value of the net assets acquired and liabilities assumed and the fair value of the noncontrolling interest measured at the acquisition date. The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with FAS 141R and, expect for cash and cash equivalents, fair value was estimated using level 3 inputs under SFAS No. 157. Level 3 inputs for the nonfinancial assets included a valuation report (prepared by a third party appraisal firm) that primarily utilized a combination of Income approach, cost approach and Market approach valuation techniques. Level 3 inputs for other assets and liabilities included present value techniques applied to after-tax income, expected after-tax cash flows and estimated selling prices (less costs of disposal and profit allowance) for inventories. In accordance with SFAS No. 142, “Goodwill and Other Intangibles Assets”, indefinite lived intangibles and goodwill are not being amortized.

The following table summarizes the net book value and the fair value of the assets acquired and liabilities assumed at the date of acquisition, which represents the purchase price allocation at the date of the acquisition of Dalin based on valuation report which was prepared by a third party appraisal firm:

	Net Book Value	Fair Value
Current assets	$26,883,246	$26,883,246
Property, plant and equipment, net	6,060,024	8,098,959
Intangibles	1,729,112	21,471,408
Other non-current assets	3,449,162	3,449,162
Goodwill	—	13,692,473
Total assets	38,121,544	73,595,248
Total liabilities	23,178,257	23,178,257
Net assets	$14,943,287	$50,416,991

The Company determined the $50.4 million fair value of the acquired assets of Dalin based on an evaluation by an independent appraisal and the final asset evaluation by the management. Pursuant to FAS 141R, the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed shall be recognized as goodwill. As a result, the $13.7 million of goodwill was due to the acquisition purchase price over the fair value of the assets acquired. During the three months ended March 31, 2009, the Company did not record any impairment charge from write-downs of purchased intangible assets since the Company do not identify any trends caused a reduction in expected future cash flows.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

The following table presents the details of the fair value purchased intangible assets acquired through business combinations as of January 1, 2009:

	Useful life
	(in years)	Fair Value
Plasma collection permits	10	$10,891,092
Land use rights	40	1,285,968
Long-term customer-relationship intangible assets	4	6,955,384
GMP certificate	5.8	2,332,652
Software	3.8	6,312
Total		$21,471,408

In addition, the Company determined the $21.5 million fair value of the noncontrolling interest of Dalin based on an evaluation by an independent third party appraisal firm. Level 3 inputs for noncontrolling interest included considering average control premium in relevant Merger and Acquisition premium.

Pro Forma

The following unaudited pro forma condensed income statement for the three months ended March 31, 2009 and 2008 were prepared under generally accepted accounting principles as if the acquisition of Dalin has occurred on January 1, 2008. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

	For the three months ended March 31,
	2009	2008
Sales	$21,148,598	$16,221,336
Cost of Goods Sold	6,214,930	4,844,829
Gross Profit	14,933,688	11,376,507
Operating Expenses	4,870,130	3,358,037
Other expense, net	774,944	85,803
Income Tax	2,030,194	1,428,232
Net Income before noncontrolling interest	7,258,400	6,504,435
Less: Net income attributable to noncontrolling interest	3,000,082	2,136,434
Net Income attributable to controlling interest	$4,258,318	$4,368,001
Basic - earning per share
Weighted average number of shares	21,434,942	21,434,942
Earnings per share	$0.20	$0.20
Diluted - earning per share
Weighted average number of shares	21,434,942	21,964,168
Earnings per share	$0.20	$0.20

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to, among others: our potential inability to raise additional capital that is necessary to fund our operations and our expansion, including our intended acquisitions; the possibility that third parties hold proprietary rights that preclude us from marketing our products; the emergence of additional competing technologies; changes in domestic and foreign laws, regulations and taxes; changes in economic conditions; uncertainties related to China’s legal system and economic, political and social events in China; a general economic downturn; a downturn in the securities markets; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks.” Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Report are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 at Item 1A. “Risk Factors.”

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

Use of Terms

Except as otherwise indicated by the context, all references in this annual report to (i) “China Biologic,” the “Company,” “we,” “us,” or “our,” are references to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries; (ii) “Logic Express” are to our wholly owned subsidiary Logic Express Limited, a BVI company; (iii) “Shandong Taibang” are to our subsidiary Shandong Taibang Biological Products Co. Ltd., a sino-foreign joint venture incorporated in China; (iv) “Logic Holding” is to Logic Holding (Hong Kong) Limited, our wholly-owned Hong Kong subsidiary; (v) “Dalin” are to our majority owned subsidiary, Chongqing Dalin Biologic Technologies Co., Ltd., a PRC limited company; (vi) “Securities Act” are to the Securities Act of 1933, as amended; (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (viii) “RMB” are to Renminbi, the legal currency of China; (ix) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (x) “China” and “PRC” are to the People’s Republic of China; and (xi) “BVI” are to the British Virgin Islands.

Overview of Our Business

We are a biopharmaceutical company and through our indirect majority-owned Chinese subsidiaries, Shandong Taibang and Guizhou Qianfeng, we are principally engaged in the research, development, production and manufacturing of plasma-based pharmaceutical products in China. Shandong Taibang and Guiyang Qianfeng operates from our manufacturing facilities located in Taian City, Shandong Province and Guiyang City, Guizhou Province. The plasma-based biopharmaceutical manufacturing industry in China is highly restricted by both the provincial and central governments. Accordingly, the manufacturing process of our products is strictly monitored from the initial collection of plasma from human donors to finished products. Our principal products include our approved human albumin and immunoglobulin products.

We are approved to sell human albumin 20%/10ml, 20%/25ml and 20%/50ml. Human albumin is our top-selling product. Sales of these human albumin products represented approximately 58.2% and 58.1% of our total revenues, respectively, for the three months ended March 31, 2009 and 2008. Human albumin is principally used to increase blood volume while immunoglobulin is used for certain disease preventions and cures. Our approved human albumin and immunoglobulin products use human plasma as the basic raw material. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. All of our products are prescription medicines administered in the form of injections.

We sell our products to customers in the PRC. Our sales have historically been made on the basis of short-term arrangements and our largest customers have changed over the years. For the three months ended March 31, 2009 and 2008, our top 5 customers accounted for approximately 20.5% and 27.4%, respectively, of our total revenue. For the three months ended March 31, 2009 and 2008, our largest customer accounted for approximately 7.8% and 14.9%, of our revenue, respectively. As we continue to diversify our geographic presence, customer base and product mix, we expect that our largest customers will continue to change from year to year.

We have product liability insurance covering all of our products. However, since our establishment in 2002, there has not been any product liability claims nor has any legal action been filed against the Company brought by patients related to the use of our products.

During the quarter ended March 31, 2009, our revenues were derived primarily from the sale of our approved human albumin and immunoglobulin products. Our revenue during the fiscal quarter ended March 31, 2009 increased 169.4% to a $21,148,598 compared with $7,849,007 in 2008. The increase in revenues during the 2009 period is primarily attributable to a general increase in the price of plasma-based products and foreign exchange translation, which was partially offset by an increase in the sales volume of our human hepatitis B immunoglobulin and human rabies immunoglobulin products. All of our approved products, except for human hepatitis B immunoglobulin, recorded price increases ranging from 3.5% to 49.2%. Our first quarter financial results also benefited from our consolidation of financial data from our new majority-owned PRC subsidiary, Dalin, with our financial statements for the period, which contributed approximately $9.5 million in revenue and accounted for approximately 44.6% of our total revenue of the first quarter of 2009.

During 2008, the SFDA implemented the new 90-day quarantine period on plasma raw material, effective July 1, 2008. This new measure further tightened the availability of raw material for production, and has adversely impacted the already short supply of plasma-based products. The price increase of plasma-based products from period to period is primarily attributable to the PRC government’s stringent control on the quality standard of the plasma-based production industry, which resulted in a shortage in the supply of finished products. We were able to adjust our production plan to take advantage of the limited market supply of plasma resources and realize higher profit margins by developing a portfolio of high margin products and increasing the yield per unit volume of plasma.

First Quarter of 2009 Financial Performance Highlights

We continued to experience strong demand for our products and services during the three months ended March 31, 2009, which resulted in growth in our revenue and net income. The following are some financial highlights for the three months ended March 31, 2009:

•	Revenue: Revenue increased $13,299,591, or 169.4%, to $21,148,598 for the three months ended March 31, 2009, from $7,849,007 for the same period in 2008.

•	Income from operations: Income from operations increased $6,425,868, or 176.7%, to $10,063,538 for the three months ended March 31, 2009, from $3,637,670 for the same period in 2008.

•	Net income: Net income increased $1,990,518, or 87.8%, to $4,258,318 for the three months ended March 31, 2009, from $2,267,800 for the same period in 2008.

•	Fully diluted net income per share: Fully diluted net income per share was $0.20 for the three months ended March 31, 2009, as compared to $0.10 for the same period in 2008.

Our net income, as reported in our result of operations for the three months ended March 31, 2009 and 2008, was $4,258,318 and $2,267,800, respectively. Our results of operations in the first quarter of 2009, as compared to the same period in 2008, was materially impacted by our acquisition of a 90% majority interest in Dalin in the first quarter of 2009.

Recent Developments

Formation of Hong Kong Subsidiary

On December 12, 2008, we established Logic Holding (Hong Kong) Limited, or Logic Holding, our wholly-owned Hong Kong subsidiary, for the purpose of being a holding company for our majority interest in Dalin.

Dalin Acquisition and Entrustment Agreement

On September 26, 2008, Logic Express entered into an equity transfer agreement with Dalin, a PRC limited liability company, and Fan Shaowen, Chen Aimin, Chen Aiguo and Yang Gang, the shareholders of Dalin, relating to the purchase of an aggregate 90% equity interest in Dalin, for a total purchase price of RMB194,400,000 (approximately, $28,479,600), due in four installments. On April 14, 2009, we paid the third installment towards the acquisition which represented our payment of 90% of the purchase price in the aggregate, and in accordance with terms of the equity transfer agreement, Logic Holdings, our Hong Kong subsidiary, is now entitled to all the rights and privileges of a 90% shareholder in Dalin, including the right to receive its pro rata share of the profits generated by Dalin’s 54% majority-owned operating subsidiary, Qianfeng Biological Products Co., Ltd., or Qianfeng, as of January 1, 2009, subject to a possible dilution to as low as 41.3%, if a dissenting Qianfeng shareholder prevails in a pre-existing suit to obtain additional equity interests in Qianfeng. We are obligated to pay the fourth and final installment, representing the remaining 10% of the Dalin purchase price, on or before April 9, 2010, the one-year anniversary of the local Administration for Industry and Commerce’s approval of the equity transfer. On January 16, 2009, Qianfeng’s shareholders, including Dalin, elected four members to its seven member Board of Directors that were nominated by Dalin, and on January 17, 2009, the Qianfeng’s Board of Directors elected a new management team consisting of all Logic Express’ and Dalin’s appointees, including a new CEO, Executive Senior Vice President, CFO and Director of Sales. For details regarding terms of the equity transfer agreement, as amended, see our Current Reports on Form 8-K filed on October 2, 2008, November 12, 2008, November 20, 2008, December 18, 2008 and April 1, 2009 with the SEC.

On April 6, 2009, Logic Express entered into an equity transfer and entrustment agreement, or Entrustment Agreement, among Logic Express, Taibang, and the Shandong Institute of Biological Products, or the Shandong Institute, the holder of the minority interests in Taibang, pursuant to which, Logic Express agreed to permit Taibang and the Shandong Institute to participate in the indirect purchase of Qianfeng’s equity interests. Under the terms of the Entrustment Agreement, Taibang agreed to contribute 18% or RMB 35,000,000 (approximately, $5,116,184) of the Dalin purchase price and the Shandong Institute agreed to contribute 12.86% or RMB 25,000,000 (approximately, $3,654,917) of the Dalin purchase price. Logic Express is obligated to repay to Taibang and the Shandong Institute their respective investment amounts on or before April 6th, 2010, along with their pro rata share, based on their percentage of the Dalin purchase price contributed, of any distribution on the indirect equity investment in Qianfeng payable to Logic Express during 2009. Logic Express has agreed that if these investment amounts are not repaid within 5 days of the payment due date, then Logic Express is obligated to pay Taibang and the Shandong Institute liquidated damages equal to 0.03% of the overdue portion of the amount due until such time as it is paid. Logic Express has also agreed to pledge 30% of its ownership in Taibang to the Shandong Institute as security for nonpayment. If failure to repay continues for longer than 3 months after the payment due date, then the Shandong Institute will be entitled to any rights associated with the pledged interests, including but not limited to rights of disposition and profit distribution, until such time as the investment amount has been repaid. Logic Express also provided a guarantee that Taibang and the Shandong Institute will receive no less than a 6% return based on their original investment amount. For details regarding the Entrustment Agreement, see our Current Report on Form 8-K filed on April 13, 2009 with the SEC.

As part of our due diligence investigation into Dalin and Qianfeng, we discovered that our indirect interest in Qianfeng acquired under the equity transfer agreement may be diluted in the future, pending the outcome of a lawsuit brought by a Qianfeng shareholder. The local AIC records show Dalin as a 54% shareholder of Qianfeng, however, the AIC records do not reflect a May 2007 issuance of Qianfeng’s equity interests to certain investors, pursuant to a capital increase agreement. Qianfeng received the consideration for the equity interests, but the increase in registered capital and the related issuance of the equity interest has not yet been registered with the local AIC, pending the outcome of a minority shareholder suit against Qianfeng and its shareholders, alleging violation of the shareholder’s right of first refusal in connection with the new equity issuance. For details regarding the Qianfeng shareholder suit see our disclosure under “Legal Proceedings” herein. When the capital increase is registered with AIC, Dalin’s equity interest in Qianfeng will be reduced to approximately 43.3%, and if the minority shareholder prevails in its suit against Qianfeng and its shareholders, Dalin’s interests in Qianfeng could be diluted to as low as 41.3%. Even if the minority shareholder were to prevail in its suit, the Company will be able to retain control over Qianfeng as a result of the our right to appoint a majority of Qianfeng’s directors. Management does not expect this dispute to impact our ability to complete the acquisition.

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

Huitian Acquisition

On October 10, 2008, Taibang entered into an equity transfer agreement pursuant to which Taibang agreed to acquire 35% of the equity interest in Xi’an Huitian Blood Products Co., Ltd., or Huitian, a biopharmaceutical company based in Xi’an, Shaanxi Province, China, from Mr. Fan Qingchun, a PRC citizen, for an aggregate purchase price of RMB 44,000,000 (approximately, $6,446,000). We have already paid RMB 22,000,000 (approximately, $3,223,000) of the Huitian purchase price and, pursuant to the equity transfer agreement, as amended, we are obligated to pay the balance of the purchase price 5 business days following June 30, 2009, at an interest rate on the accrued and unpaid balance of 8% from October 1, 2008 to March 31, 2009, and 5.5% from April 1 2009 to June 30, 2009. On March 17, 2009, we completed the government approval process for the acquisition, and pursuant to the terms of the equity transfer agreement, we are now entitled to all the rights and privileges of a 35% shareholder in Huitian, including the right to receive our pro rata share of the profits generated. For more information regarding the Huitian equity transfer see our Current Reports on Form 8-K filed on October 16, 2008 and on April 1, 2009.

Huitian is a manufacturer of plasma-based biopharmaceutical products in Shaanxi Province and is one of only 32 such manufacturers in China who are government approved. Shaanxi Province, which has a population of 37 million, has had a historically high collection volume with approximately ten plasma collection stations in operation, collecting approximately 300 tons of plasma supply each year. Only four of the collection stations in Shaanxi Province are government approved and three of these are owned by Huitian. Huitian produces about 80 tons of plasma-based products per year and has 200 tons of annual production capacity. Huitian believes that it currently controls approximately 1.2% of the market for plasma-based biopharmaceutical products in China; a factor which we believe provides strong long-term growth potential. Huitian is in compliance with GMP standards and it is also approved by the SFDA for the production of Human Albumin, Human Immunoglobulin, Human Immunoglobulin for Intravenous Injection, and Human Hepatitis B Immunoglobulin products.

The following chart reflects our new corporate organizational structure:

Our principal executive offices are located at No. 14 East Hushan Road, Taian City, Shandong, People’s Republic of China 271000. Our corporate telephone number is (86)538-620-2306 and our fax number is (86)538-620-3895. We maintain a website at http://www.chinabiologic.com that contains information about our operating company, but that information is not part of this report.

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

Production Capacity

Prior to the completion of our newly constructed facility with 700 metric tons annual production capacity in July 2008, our sales volume is limited by our annual production capacity. The acquisition of our majority-owned PRC subsidiary, Dalin, has increased our production capacity to 1,100 metric tons per year.

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

Taxation

United States, British Virgin Islands and Hong Kong

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

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25.0%.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars. The financial data for the three months ended March 31, 2009 reflect the operating results of the Company and its subsidiaries, including Huitian and Dalin, while the financial data for the same period in 2008 only reflect the operating results of the Company and its subsidiaries Logic Express and Taibang.

For the Three-Month Periods Ended March 31, 2009 and 2008 (Unaudited)

	Three Months		$	%
	Ended March 31,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Revenue	$21,148,598	$7,849,007	$13,299,591	169.4%
Cost of revenue	6,214,930	1,948,898	4,266,032	218.9%
Gross profit	14,933,668	5,900,109	9,033,559	153.1%
Gross profit as a percentage of revenue	70.6%	75.2%
Operating expenses	4,870,130	2,262,439	2,607,691	115.3%
Other expense	774,944	23,385	751,559	3213.9%
Income before taxes and noncontrolling interest	9,288,594	3,614,285	5,674,309	157.0%
Income taxes	2,030,194	740,482	1,289,712	174.2%
Net income before noncontrolling interests	$7,258,400	$2,873,803	$4,384,597	152.6%

Revenues. Our revenues are derived primarily from the sales of our human albumin and immunoglobulin products. Our revenues increased 169.4%, or $13,299,591, to $21,148,598 for the three months ended March 31, 2009, compared to revenues of $7,849,007 for the three months ended March 31, 2008. The increase in revenues during the first quarter of 2009 is primarily attributable to a general increase in the price of plasma based products, but was partially offset by a decrease in our sales volume for two of our products. Among the factors that contributed to the growth in revenue, foreign exchange translation accounted for 12.4% of the increase. Our first quarter financial results also benefited from the consolidation of Dalin, which we acquired in the first quarter of 2009. Dalin contributed approximately $9.5 million in revenue, which accounted for approximately 44.6% of our total revenue for the first quarter of 2009. All of our approved products, except human hepatitis B immunoglobulin, recorded price increases ranging from 3.5% to 49.2%. For the quarter ended March 31, 2009, the average price for our approved human albumin products, which contributed 58.2% to our total revenues, increased 3.5%, the average price for our approved human immunoglobulin for intravenous injection products, which contributed 25.4% to our revenues, increased 14.7%, and the average price for our approved human tetanus immunoglobulin products, which contributed 4.9% to our revenue, increased 34.3%, as compared to the same period in 2008. On July 1, 2008, the SFDA implemented the new 90-day quarantine period on plasma raw material. This new measure further tightens the raw material that is available for production, and has adversely impacted the already short supply of plasma-based products. As a result, during the first quarter of 2009, the supply of plasma-based products remained very tight industry-wide.

The continuing price increase of our products since 2008 was primarily attributable to the government’s stringent control on the quality standard of the plasma-based production industry, which resulted in a shortage in the supply of finished products. We were able to adjust our production plan to take advantage of the limited market supply of plasma resources to realize higher profit margins. In addition, there is a shortage in the market supply for human albumin products which has increased the value of our products in the market place. The plasma-based industry has been immune from the impact of the on-going global financial crisis as the demand for our products has out-paced supply. As a result, our selling price, cost of revenue and operating expenses during the first quarter of 2009 were not impacted by the global financial turmoil. With the acquisition of Dalin, and its operating subsidiary Qianfeng, the Company is better situated to serve its existing and new customers with expanded production capacity and market coverage. Our management expects that our revenue growth will remain strong for the remainder of 2009.

Cost of Revenues. Our cost of sales increased $4,266,032, or 218.9%, to $6,214,930 for the quarter ended March 31, 2009, from $1,948,898 during the same period in 2008. This increase was mainly due to a 14.5% increase in foreign exchange translation, in addition to an actual 204.4% increase in cost of revenues. The increase in cost of revenues is primarily due to our consolidation of Dalin and the increase in the cost of raw materials during the 2009 period. Cost of revenues as a percentage of sales was 29.4% for the quarter ended March 31, 2009, as compared to 24.8% during the same period in 2008. The increase in cost of revenues as a percentage of sales is primarily due to the increase in raw material costs in connection with the expansion of our donor base during the 2009 period. Our increased cost of sales reflects approximately 10% increase of donor compensation since beginning of 2008.

Gross Profit. Gross profit increased by $9,033,559, or 153.1%, to $14,933,668 for the quarter ended March 31, 2009, from $5,900,109 for the same period in 2008. As a percentage of sales revenue, our gross profit margin decreased by 4.6% to 70.6% for the quarter ended March 31, 2009, from 75.2% for the same period in 2008. The decrease in our gross profit as a percentage of revenues is due primarily to the increase in our raw material costs, which was partially offset by the general increase in the price of our products.

Operating Expenses. Our total operating expenses increased by $2,607,691, or 115.3%, to $4,870,130 for the quarter ended March 31, 2009, from $2,262,439 for the same period in 2008. The increase was primarily attributable to the 141.3% increase in our general and administrative expenses during the 2009 period, as well as the 17.2% increase in selling expense. As a percentage of sales revenue, total operating expenses decreased by 5.8% to 23.0% for the quarter ended March 31, 2009, from 28.8% for the same period in 2008.

          Selling Expenses. For the quarter ended March 31, 2009, our selling expenses increased to $579,496, from $494,529 for the quarter ended March 31, 2008, an increase of $84,967, or 17.2%. As a percentage of sales, our selling expenses for the quarter ended March 31, 2009 decreased by 3.6%, to 2.7%, from 6.3% for first quarter 2008. The increase in selling expenses is due primarily to our consolidation of Dalin’s selling activities as well as more efforts spent on broadening new hospital customers.. The decrease in selling expenses as a percentage of sales is due to our expanded sales following the Dalin acquisition.

          General and Administrative Expenses. For the three months ended March 31, 2009, our general and administrative expenses increased to $3,822,907, from $1,584,128 for the quarter ended March 31, 2008, a $2,238,779, or 141.0% increase. General and administrative expenses as a percentage of sales decreased by 2.1% to 18.1% for the first quarter of 2009, from 20.2% for the same period in 2008. The dollar increase was mainly due to an increase in our personnel-related costs and extra depreciation and amortization expenses in connection with our acquisition of Dalin as result of fair value adjustments as well as additional professional service charge related to the acquisition of Dalin.

          Research and Development Expenses. For the quarter ended March 31, 2009 and 2008, our research and development expenses were $467,727 and $183,782, respectively, an increase of $283,945 or 154.5%. As a percentage of revenues, our research and development expenses for the quarter ended March 31, 2009 and 2008 were 2.2% and 2.3%, respectively. The dollar increase was due primarily to the consolidation of Dalin and increased costs from continuing clinical trial on new products.

          Non-cash Employee Compensation. Effective May 9, 2008, our board of directors adopted the China Biologic Products, Inc. 2008 Equity Incentive Plan, or the 2008 Plan, under which a total of 5,000,000 shares of our common stock may be issued. On May 9, 2008, we granted to certain of our directors and employees immediately vested ten-year options to purchase an aggregate of 937,500 shares of our common stock under the 2008 Plan, pursuant to stock option agreements between the Company and each of these directors or employees. The options have an exercise price of $4.00 per share and will expire on June 1, 2018. On July 24, 2008, we granted to our three independent directors, ten-year options to purchase an additional 60,000 shares of common stock at $4.00 per share, one-half of which vested on January 24, 2009 and the remaining half of which is scheduled to vest on July 24, 2009. Non-cash employee compensation for the quarter ended March 31, 2009 increased to $27,373, from $0 for the same period in 2008, primarily as a result of our adoption of the 2008 Plan and the grants to employees, consultants and directors made thereunder. The $27,373 compensation expense, which was included in the General and Administrative Expenses, represents the amortization of the compensation expense related to the grant of options to the independent directors.

Change in Fair Value of Derivative Liability. The Company analyzes all financial instruments with features of both liabilities and equity under FAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” FAS 133 and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Before the adoption of EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, the warrants issued in 2006 did not require bifurcation or result in liability accounting. However, with the recent adoption of EITF 07-5, due to the strike price of outstanding warrants is denominated in USD other than the Company’s functional currency, RMB, the denomination effect feature must be bifurcated from its host instrument and accounted for separately as a derivative liability. The Company has followed the criteria in EITF 07-05 and recorded the fair value of these warrants as “derivative liability” in the accompanying consolidated financial statements. The changes in the values of these warrants are shown in the accompanying consolidated statements of income and other comprehensive income. For the three months ended March 31, 2009 and 2008, the Company recognized a loss in the change in fair value of derivative liability in the amounts of $393,023 and $0, respectively.

Interest Expense(income), net. Our net of interest expense increased $347,880 to $370,853 for the quarter ended March 31, 2009, from $22,973 for the same period in 2008. The increase in interest expense is primarily due to financing related to the acquisition of Dalin.

Income Tax Expense. Our provision for income taxes increased $1,289,712, or 174.2%, to $2,030,194 for the quarter ended March 31, 2009, from $740,482 for the same period in 2008. Our effective tax rate for the quarter ended March 31, 2009 and 2008 was 21.9% and 20.5%, respectively.

Net Income before Non-Controlling Interest. Our net income before non-controlling interest increased $4,384,597, or 152.6%, to $7,258,400 for the quarter ended March 31, 2009, from $2,873,803 for the same period in 2008. Income before taxes and non-controlling interest as a percentage of revenues was 34.3% and 36.6% for the quarter ended March 31, 2009 and 2008, respectively. The increase is due directly to an increase in the selling prices of our products and the consolidation of Dalin during the quarter ended March 31, 2009.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. As of March 31, 2009, we had approximately $34million in cash and cash equivalents, primarily consisting of cash on hand and demand deposits.

The following table provides the statements of net cash flows for the three months ended March 31, 2009 compared to March 31, 2008 (Unaudited):

	Three Months Ended March 31
	2009	2008
Net Cash Provided by Operating Activities	$7,082,292	$2,018,879
Net Cash Provided by (Used in) Investing Activities	$10,388,563	$(1,359,682)
Net Cash Provided by (Used in) Financing Activities	$7,647,822	$(698,850)
Effect of Exchange Rate Change on Cash	$72,655	$182,249
Net Increase in Cash and Cash Equivalents	$25,191,332	$142,596
Cash and Cash Equivalents, Beginning	$8,814,616	$5,010,033
Cash and Cash Equivalents, Ending	$34,005,948	$5,152,629

Operating activities

Net cash provided by operating activities was $7.1 million for the quarter ended March 31, 2009, as compared to $2.0 million net cash provided by operating activities for the same period in 2008. The increase in net cash provided by operating activities was mainly due to the increase in consolidated net income of $4.4 million, to $7.3 million for the quarter ended March 31, 2009, as compared to $2.9 million in the same period of 2008. For the quarter ended March 31, 2009, our non-cash activities of $2.0 million and the increase in customer deposit provided $2.9 million in net cash, which was offset by a $3.5million increase in inventory.

Investing activities

Net cash provided by investing activities for the quarter ended March 31, 2009 was $10.4 million, as compared to $1.4 million net cash used in the same period of 2008. The increase of net cash provided by investing was mainly attributable to the acquisition of Dalin’s existing cash acquired.

Financing activities

Net cash provided by financing activities for the quarter ended March 31, 2009 totaled $7.6 million as compared to $0.7 million used in financing activities in the same period of 2008. The increase of the cash provided by financing activities was mainly attributable to the proceeds from bank loans of $7.6 million. With the bank credit facilities that are available to us and other financing activities, we expect that cash on hand, funds generated from our operations and funds generated from companies that we may acquire in the future will be sufficient to satisfy our current and future commitments for at least the next twelve months. We do not believe that we have any significant short term liquidity problems. The company believes that it will be able to secure the large majority of the financing required for the two above mentioned acquisitions from domestic bank facilities and available cash resources.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of March 31, 2009:

Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$9,229,500	$439,500	$8,790,000	$—	$—
Due to Related Companies	—	—	—	—	—
Operating Lease Obligations	83,196	65,925	17,271	—
Capital Lease Obligations	249,520	7,368	18,630	18,630	204,892
Purchase Obligations	77,383	77,383
Total	$9,639,599	$590,176	$8,825,901	$18,630	$204,892

Below is a summary of our current obligations under material contracts:

•

On September 26, 2008, Logic Express entered into an equity transfer agreement with Dalin, a PRC limited liability company, and Fan Shaowen, Chen Aimin, Chen Aiguo and Yang Gang, the shareholders of Dalin, relating to the purchase of an aggregate 90% equity interest in Dalin, for a total purchase price of RMB194,400,000 (approximately, $28,479,600), due in four installments. On April 14, 2009, we paid the third installment towards the acquisition which represented our payment of 90% of the purchase price in the aggregate, and in accordance with terms of the equity transfer agreement, Logic Holdings, our Hong Kong subsidiary, is now entitled to all the rights and privileges of a 90% shareholder in Dalin, including the right to receive its pro rata share of the profits generated by Dalin’s 54% majority-owned operating subsidiary, Qianfeng Biological Products Co., Ltd., or Qianfeng, as of January 1, 2009, subject to a possible dilution to as low as 41.3%, if a dissenting Qianfeng shareholder prevails in a pre-existing suit to obtain additional equity interests in Qianfeng. We are obligated to pay the fourth and final installment, representing the remaining 10% of the Dalin purchase price, on or before April 9, 2010, the one-year anniversary of the local Administration for Industry and Commerce’s approval of the equity transfer.

•

On October 10, 2008, Taibang entered into an equity transfer agreement pursuant to which Taibang agreed to acquire 35% of the equity interest in Xi’an Huitian Blood Products Co., Ltd., or Huitian, a biopharmaceutical company based in Xi’an, Shaanxi Province, China, from Mr. Fan Qingchun, a PRC citizen, for an aggregate purchase price of RMB 44,000,000 (approximately, $6,446,000). We have already paid RMB 22,000,000 (approximately, $3,223,000) of the Huitian purchase price and, pursuant to the equity transfer agreement, as amended, we are obligated to pay the balance of the purchase price 5 business days following June 30, 2009, at an interest rate on the accrued and unpaid balance of 8% from October 1, 2008 to March 31, 2009, and 5.5% from April 1 2009 to June 30, 2009. On March 17, 2009, we completed the government approval process for the acquisition, and pursuant to the terms of the equity transfer agreement, we are now entitled to all the rights and privileges of a 35% shareholder in Huitian, including the right to receive our pro rata share of the profits generated. For more information regarding the Huitian equity transfer see our Current Reports on Form 8-K filed on October 16, 2008 and on April 1, 2009.

•

On April 6, 2009, Logic Express entered into an equity transfer and entrustment agreement, or Entrustment Agreement, among Logic Express, Taibang, and the Shandong Institute of Biological Products, or the Shandong Institute, the holder of the minority interests in Taibang, pursuant to which, Logic Express agreed to permit Taibang and the Shandong Institute to participate in the indirect purchase of Qianfeng’s equity interests. Under the terms of the Entrustment Agreement, Taibang agreed to contribute 18% or RMB 35,000,000 (approximately, $5,116,184) of the Dalin purchase price and the Shandong Institute agreed to contribute 12.86% or RMB 25,000,000 (approximately, $3,654,917) of the Dalin purchase price. Logic Express is obligated to repay to Taibang and the Shandong Institute their respective investment amounts on or before April 6th, 2010, along with their pro rata share, based on their percentage of the Dalin purchase price contributed, of any distribution on the indirect equity investment in Qianfeng payable to Logic Express during 2009. Logic Express has agreed that if these investment amounts are not repaid within 5 days of the payment due date, then Logic Express is obligated to pay Taibang and the Shandong Institute liquidated damages equal to 0.03% of the overdue portion of the amount due until such time as it is paid. Logic Express has also agreed to pledge 30% of its ownership in Taibang to the Shandong Institute as security for nonpayment. If failure to repay continues for longer than 3 months after the payment due date, then the Shandong Institute will be entitled to any rights associated with the pledged interests, including but not limited to rights of disposition and profit distribution, until such time as the investment amount has been repaid. Logic Express also provided a guarantee that Taibang and the Shandong Institute will receive no less than a 6% return based on their original investment amount. For details regarding the Entrustment Agreement, see our Current Report on Form 8-K filed on April 13, 2009 with the SEC.

•

On January 8, 2009, we entered into a short term loan agreement with the Taishan Sub-Branch of the Bank Of China, pursuant to which, the bank loaned Taibang RMB40 million (approximately $5.8 million). The Loan has an annual interest rate of 5.31% on all outstanding principal and is due and payable in full on January 7, 2010. We are obligated under the loan agreement to pay the interest quarterly and repay the principal along with any remaining unpaid interest in full on the maturity date. Taibang may not prepay the Loan without the Bank’s prior written consent which should be solicited no later than 30 days before such prepayment, and any such prepayment will be subject to a penalty equal to 0.0005 of the principal. If the loan is not paid in full by the maturity date, the interest rate will be increased to 6.90%, until full payment is made. In addition, if the loan is used for any other purpose than to fund the purchase of raw materials, the bank will have the right to increase the interest rate to 8.23% on the misused portion of the loan, effective as of the date such funds are misused, until the misused portion is repaid in full. Furthermore, if the quarterly interest payments required under the loan agreement are not timely made during the term, the bank will have the right to increase the interest rate to 6.90%, and if any such quarterly interest payments are outstanding after the Maturity Date and are not timely made thereafter, then the bank will have the right to charge an interest rate of 8.23%. The Company currently plans to use the loan to fund the purchase of raw materials.

•

On June 25, 2007, Qianfeng entered into a long term loan agreement with the Guiyang City, Yunyan sub-branch of the Agricultural Bank of China, pursuant to which the bank loaned Qianfeng RMB 23,000,000 (approximately $3,369,500) for the purchase of raw materials. The loan bears an interest rate of 1.15 times the prevailing interest rate published by the Bank of China and is secured by Qianfeng’s machinery and equipment. Approximately $439,500 of the total loan amount matured on December 25, 2008, and the remaining $2,930,000 balance of the loan is scheduled to mature in two equal lump sums on April 25, 2010 and June 25, 2010, respectively.

•

On January 4, 2009, Qianfeng entered into a short term loan agreement with the Guiyang City, Yunyan sub-branch of the Industrial and Commercial Bank of China, pursuant to which the bank loaned Qianfeng RMB 9,200,000 (approximately $1,347,800) for use as raw material purchase. The loan bears a fixed interest rate of 8.541% per annum and is secured by Qianfeng’s raw material inventory. The loan matures on July 3, 2009.

•

On February 17, 2009, Qianfeng entered into a short term loan agreement with the Guiyang City, Yunyan sub-branch of the Agricultural Bank of China, pursuant to which the bank loaned Qianfeng RMB 3,000,000 (approximately $439,500) for use as plasma purchase. This loan bears an interest rate of 1.1 times the prevailing Bank of China interest rate and is secured by Qianfeng’s main fractionation facility located in Guizhou, China. The loan matures on February 16, 2010.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines financial instruments. The Company considers the carrying amount of cash, receivables, payables including accrued liabilities and short term loans to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated rates of interest are equivalent to interest rates currently available. SFAS 157, “Fair Value Measurements”, adopted January 1, 2008, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The three levels are defined as follow:

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

Inventories

Due to its unique nature, our principal raw material, human blood plasma is subject to various quality and safety control issues which include, but are not limited to, contaminations and blood born diseases. In addition, limitations of current technology pose biological hazards inherent in plasma that have yet to be discovered, which could result in a widespread epidemic due to blood infusion. In the event that human plasma is discovered to contain pathogens or infectious agents or other bio-hazards, we would be required to write down our inventory to net realizable value. We determine the net realizable value of our inventories on the basis of anticipated sales proceeds less estimated selling expenses. At each balance sheet date, we evaluate inventories that may be worth less than current carrying amounts. Total inventories amounted to $26.7 million and $15.0 million as of March 31, 2009 and December 31, 2008, respectively. In order to ensure that the growing demand for our products is met, as well as the 90-day quarantine period requirement on plasma raw material implemented by the PRC government, we have been gradually increasing our inventory level of raw materials. We strictly follow the production processes required by government regulations resulting in the relatively high level of work-in-progress customary to our industry.

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

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 141R, “Business Combinations” to replace SFAS 141, “Business Combinations”. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R).

Effective January 1, 2009, the Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity. Further, as a result of adoption on SFAS 160, net income attributable to noncontrolling interests is now excluded from the determination of consolidated net income.

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6. Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements because all of the Company’s investments in debt securities are classified as trading securities.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. Management is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. Management is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Management is currently evaluating the disclosure requirements of this new FSP.

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

Not Applicable.

ITEMS 4 AND 4A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chao Ming Zhao and our Chief Financial Officer, Mr. Y. Tristan Kuo, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2009. Based upon, and as of the date of this evaluation, Messrs. Zhao and Kuo, determined that, because of the material weaknesses described in Item 9A. “Controls and Procedures” on our annual report on Form 10-K for the year ended December 31, 2008, which we are still in the process of remediating, as of March 31, 2009, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of annual report on Form 10-K for the year ended December 31, 2008 for the description of these weaknesses.

Remediation Measures for Material Weaknesses

Management believes that the material weaknesses identified in our annual report on Form 10-K for the year ended December 31, 2008, were the direct result of our changes in both junior and senior accounting personnel during the 2008 period and our lack of audit committee oversight during a part of that period. We began to remediate the material weaknesses described and plan to continue implementing the measures described below in our ongoing efforts to address these internal control deficiencies as soon as practicable.

We believe that the material weaknesses identified above were the direct result of our recent expansion toward the year end of 2008. We have taken the measures below and plan to continue taking measures to remediate these material weaknesses as soon as practicable.

•

Hire an additional financial reporting and accounting personnel with relevant account experience, skills and knowledge in the preparation of financial statements under the requirements of US GAAP and financial reporting disclosure under the requirement of SEC rules.

•

Develop a rigorous process for collecting and reviewing information required for the preparation of the financial statements including footnotes. The Company has engaged the registered public accounting firm of Ernst & Young to assist management in developing this process.

When implemented, management believes that these proposed controls will operate effectively for a sufficient period of time to reduce to a less than reasonably possible likelihood the possibility of a material misstatement and remediate the material weakness reported by our independent registered public accounting firm.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Except as described above, there were no changes in our internal controls over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Other than the legal proceedings set forth below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

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

On February 16, 2009, Mr. Du and Missile Engineering filed actions in the Intermediate Court of Wuhan City, Hubei province, against the following defendants, Du Hai Shan the brother of Mr. Du, Beijing Chen Da and Logic Express. Mr. Du and Missile Engineering have requested that the Wuhan Intermediate Court to restore the equity interests originally held by the plaintiffs, 25% equity interest by Mr. Du and 41% equity interest by Missile Engineering. On February 17, 2009, the Wuhan Intermediate Court issued preliminary orders attaching 66% of the equity of Shandong Taibang pending the outcome of the case.

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

Dispute among Qianfeng Shareholders over Raising Additional Capital

On May 28, 2007, a 91% majority of Qianfeng’s shareholders approved a plan to raise additional capital from private strategic investors through the issuance of an additional 20,000,000 shares of Qianfeng equity interests at RMB 2.80 per share. The plan required all existing Qianfeng shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority holder of Qianfeng’s shares, the Guizhou Jie’an Company, or Jie’an, did not support the plan and did not agree to waive its right of first refusal. On May 29, 2007, the majority shareholders caused Qianfeng to sign an Equity Purchase Agreement with certain investors, pursuant to which the investors agreed to invest an aggregate of RMB 50,960,000 (approximately $7,475,832) in exchange for 18,200,000 shares, or 21.4%, of Qianfeng’s equity interests. At the same time, Jie’an also subscribed for 1,800,000 shares, representing its 9% pro rata share of the 20,000,000 shares being offered. The proceeds from all parties were received by Qianfeng in accordance with the agreement.

In June 2007, Jie’an brought suit in the High Court of Guizhou province, China, against Qianfeng and the three other original Qianfeng shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie’an alleged that it had a right to acquire the shares waived by the original Qianfeng shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie’an and sustained the Equity Purchase Agreement, but on November 2008, Jie’an appealed the Guizhou High Court judgment to the People’s Supreme Court in Beijing. The People’s Supreme Court heard the case in February 2009, but had not issued its decision as of the date of this report. The registration of the new investors as Qianfeng’s shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce is pending the outcome of this law suit. If Jie’an prevails in its suit against Qianfeng, it would have the right to receive additional Qianfeng equity interests, and Dalin’s interests in Qianfeng would be reduced to approximately 41.3%. Whatever the outcome of the appeal, we will be able to retain control over Qianfeng due to our right to appoint a majority of Qianfeng’s directors.

Dispute over Qianfeng Technical Consulting Agreement

In 1997, Qianfeng entered into a Technical Cooperation Agreement with Sin Kyung Ye, or Sin, a Korean individual, to provide certain fractionation equipment and transfer processing know-how to Qianfeng. In August 2004, Sin filed a law suit against Qianfeng with the Intermediate Court in Guiyang City, China, alleging non-payment of RMB 100,000 (approximately, $14,670) for his fractionation equipment and RMB 5,000,000 (approximately, $733,500) for the transfer of his technological know-how. The Intermediate Court ruled in favor of Sin and found that Qianfeng owed Sin RMB 10,376,160 (approximately, $ 1,522,183), but Qianfeng appealed the Intermediate Court ruling to the Guizhou High Court. The Guizhou High Court agreed in part with Qianfeng’s grounds for appeal and reduced the amount of know-how transfer fee to RMB 1,970,413 (approximately, $289,060). In May 2007, Sin appealed the Guizhou High Court’s decision to the People’s Supreme Court in Beijing. The People’s Supreme Court heard in April 2008, but had not issued its decision as of the date of this report.

Qianfeng Product Liability Claims

In January 2008, Qianfeng, along with two local hospitals and a local blood center, was sued in the Zhuhui District Court in Hengyang, Hunan province, China, by a resident of Hunan province, for RMB 1,749,358 (approximately, $256,631) in damages, in connection with his alleged HIV contamination via blood transfusion during the plaintiff’s treatment following an April 2006 traffic accident. The Zhuhui District Court awarded the plaintiff RMB 200,000 (approximately, $29,340), but found that the defendants were not responsible for his HIV contamination. All parties appealed to the Zhuhui Middle Court. On December 4, 2008, the Zhuhui Middle Court remanded the case to the lower court for retrial, on grounds that the HIV contamination could not be directly linked to the plaintiff’s treatment by the hospitals or to Qianfeng’s products. There have been no further developments on this case as of the date of this report.

On November 10, 2006, Qianfeng and eight other defendants were sued in the Sigu District Court of Hengyang County, Hunan province, China, by a resident of Hunan province, for RMB 725,606 (approximately, $106,446) in damages, in connection with his alleged Hepatitis C contamination via blood transfusion and injection of plasma-based products, during the plaintiff’s August 2004 treatment for hemophilia. On December 8, 2008, the Sigu District Court ruled in favor of the plaintiff and held Qianfeng liable for 10% of the total RMB 18,293 (approximately, $2,680) judgment against three of the defendants. All three defendants, including Qianfeng appealed the district court ruling to the Intermediate Court of the Hengyang County. On May 4, 2009, the Intermediate Court ruled against the defendants and sustained the original district court ruling. As of result, Qianfeng is liable and obligated to pay the plaintiff RMB 18,293 (approximately, $2,680 in damages and related court fees.

Administration Interference

Qianfeng is party to an administrative proceeding against the government of the Qiandongnan Autonomous Region, or the Qiandongnan Authorities, in Guizhou Province, China, in connection with the ownership of three of Qianfeng’s eight plasma stations in Guizhou Province. Qianfeng was authorized to acquire a total of eight plasma stations in Guizhou Province based on several national and provincial administrative authorizations issued by the PRC State Council and the Guizhou Ministry of Health between 2006 and 2007, but to date, the governmental authorizations have not been fully implemented by the Qiandongnan Authorities. In early 2007, Qianfeng submitted RMB 8,010,000 (approximately $1,173,465) to the local finance department of Sansui County, Qiandongnan, for acquiring the Sansui Plasma Collection Station (“Sansui”), but the local finance department refused to honor the purchase and returned the full consideration to Qianfeng. Furthermore, subsequent local rulings published by the Qiandongnan Authorities February 28, 2008 appear to authorize another private company to acquire the Sansui and two other stations, the Zhengyuan Plasma Collection Station and the Shibing Plasma Collection Station. In December 2008 Qianfeng filed an administrative review application with the People’s Government of Guizhou Province, or the Guizhou Provincial Government, but the Guizhou Provincial Government has delayed making a final decision pending further review of regulations regarding administrative authorizations. Qianfeng has received verbal notification from staff in the Guizhou Provincial Government that the Qiandongnan Authorities have withdrawn the local rulings authorizing acquisition of the three plasma stations, but management has not received any written confirmation of such withdrawal. As a result, Qianfeng has maintained its application with the Guizhou Provincial Government for a formal administrative ruling on its right to acquire all eight plasma stations in Guizhou Province. In addition, Qianfeng has set aside the purchase price payable for Sansui pending the outcome of the administrative review.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2009 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the quarter ended March 31, 2009 that were not reported in a current report on Form 8-K filed during that period.

ITEM 5.	OTHER INFORMATION.

We have no information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this Form 10-Q. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit Number	Description

21	Subsidiaries

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BIOLOGIC PRODUCTS, INC.

Dated: May 15, 2009	/s/ Chao Ming Zhao

Chao Ming Zhao Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2009	/s/ Y. Tristan Kuo

Y. Tristan Kuo Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

21	Subsidiaries

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002