Form 10-Q
period 2009-06-30
China Biologic Products, Inc.
filed 2009-08-14
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-52807

CHINA BIOLOGIC PRODUCTS, INC.

(Name of Small Business Issuer in Its Charter)

DELAWARE	75-2308816

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 14 East Hushan Road
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐             No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2009 is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.0001 par value	21,474,942

Quarterly Report on FORM 10-Q
Three and Six Months Ended June 30, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	- 1 -
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	- 36 -
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	- 54 -
Item 4.	Controls and Procedures	- 54 -

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	- 55 -
Item 1A.	Risk Factors	- 55 -
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	- 55 -
Item 3.	Defaults Upon Senior Securities	- 55 -
Item 4.	Submission of Matters to a Vote of Security Holders	- 56 -
Item 5.	Other Information	- 56 -
Item 6.	Exhibits	- 56 -

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ii

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

ASSETS
	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$49,479,021	$8,814,616
Accounts receivable, net of allowance for doubtful accounts of $1,274,001 and $1,268,052 as of June 30, 2009 and December 31, 2008, respectively	980,696	313,087
Accounts receivable - related party	795,080	-
Dividend receivable	147,055	147,256
Other receivables	473,975	356,957
Other receivables - related parties	797,138	-
Inventories	27,316,217	14,949,196
Prepayments and deferred expense	1,928,553	614,704
Total current assets	81,917,735	25,195,816

PLANT AND EQUIPMENT, net	27,631,919	19,299,364

OTHER ASSETS:
Investment in unconsolidated affiliate	6,474,950	6,533,977
Refundable deposit for potential acquisition	-	14,181,800
Prepayments - non-current	4,362,343	955,874
Intangible assets, net	21,977,205	1,002,561
Goodwill	12,425,589	-
Total other assets	45,240,087	22,674,212

Total assets	$154,789,741	$67,169,392

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,704,482	$2,481,889
Notes payable	-	29,340
Short term loans - bank	13,580,550	-
Short term loans - holder of noncontrolling interest	4,424,723	773,277
Other payables and accrued liabilities	15,722,686	3,962,931
Other payable - land use right	29,265	1,683
Other payable - related parties	3,082,731	-
Accrued interest - holder of noncontrolling interest	911,084	-
Distribution payable to holder of noncontrolling interest	447,821	3,252,354
Customer deposits	7,838,187	1,091,792
Taxes payable	5,567,794	4,060,010
Long term loan - bank, current maturities	3,369,500	-
Investment payable	6,139,984	3,275,501
Total current liabilities	64,818,807	18,928,777

OTHER LIABILITIES:
Non-current other payable - land use right	324,141	323,707
Notes payable, net of discount of $9,533,784 (including accrued interest of $21,178) as of June 30, 2009	41,534	-
Long term loan - bank, net of current maturities	-	5,868,000
Derivative liability - conversion option	5,796,562	-
Fair value of derivative instruments	7,276,964	-
Total other liabilities	13,439,201	6,191,707

Total liabilities	78,258,008	25,120,484

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 21,474,942 and 21,434,942 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	2,147	2,143
Paid-in-capital	10,255,255	10,700,032
Statutory reserves	11,738,002	6,989,801
Retained earnings	20,943,538	15,392,253
Accumulated other comprehensive income	4,176,685	4,159,298
Total shareholders' equity	47,115,627	37,243,527

NONCONTROLLING INTEREST	29,416,106	4,805,381

Total equity	76,531,733	42,048,908

Total liabilities and equity	$154,789,741	$67,169,392

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

REVENUES	$33,181,545	$11,925,842	$54,330,143	$19,774,849

COST OF REVENUES	9,161,765	3,638,128	15,376,695	5,587,026

GROSS PROFIT	24,019,780	8,287,714	38,953,448	14,187,823

OPERATING EXPENSES:
Selling expenses	1,114,614	510,565	1,694,110	1,005,094
General and administrative expenses	6,004,802	2,529,780	9,827,709	4,121,854
Research and development expenses	367,856	279,833	835,583	463,615
Total operating expenses	7,487,272	3,320,178	12,357,402	5,590,563

INCOME FROM OPERATIONS	16,532,508	4,967,536	26,596,046	8,597,260

OTHER EXPENSES (INCOME):
Equity in loss of unconsolidated affiliate	90,390	-	50,143	-
Change in fair value of derivative liabilities	1,295,732	-	1,688,755	-
Interest expense (income), net	883,914	(846)	1,254,767	14,182
Other expense (income), net	(16,005)	52,041	35,310	52,452
Total other expenses, net	2,254,031	51,195	3,028,975	66,634

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	14,278,477	4,916,341	23,567,071	8,530,626

PROVISION FOR INCOME TAXES	2,982,101	2,123,843	5,012,295	2,864,325

NET INCOME BEFORE NONCONTROLLING INTEREST	11,296,376	2,792,498	18,554,776	5,666,301

Less: Net income attributable to noncontrolling interest	4,325,631	758,344	7,325,713	1,364,347

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	6,970,745	2,034,154	11,229,063	4,301,954

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(1,250)	632,130	17,387	1,574,829
Comprehensive income (loss) attributable to noncontrolling interest	(9,213)	116,824	(26,977)	301,291

COMPREHENSIVE INCOME	$6,960,282	$2,783,108	$11,219,473	$6,178,074

BASIC EARNINGS PER SHARE:
Weighted average number of shares	21,442,909	21,434,942	21,438,948	21,434,942
Earnings per share	$0.33	$0.09	$0.52	$0.20

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	21,811,473	21,664,429	21,527,509	21,808,852
Earnings per share	$0.32	$0.09	$0.52	$0.20

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	China Biologic Products. Inc.'s shareholders
				Retained earnings		Accumulated other
	Common stock		Additional	Statutory		comprehensive	Noncontrolling
	Shares	Par value	paid in capital	reserves	Unrestricted	income	interest	Total
BALANCE, December 31, 2007	21,434,942	$2,143	$9,388,305	$3,934,703	$6,461,680	$2,313,348	$4,181,338	$26,281,517

Stock based compensation			1,263,188					1,263,188
Net income					4,301,954		1,364,347	5,666,301
Dividend declared to noncontrolling interest shareholders							(385,084)	(385,084)
Adjustment to statutory reserve				821,443	(821,443)			-
Foreign currency translation adjustments						1,574,829	301,291	1,876,120

BALANCE, June 30, 2008 (unaudited)	21,434,942	$2,143	$10,651,493	$4,756,146	$9,942,191	$3,888,177	$5,461,892	$34,702,042

Stock based compensation			48,539					48,539
Net income					7,683,717		1,939,494	9,623,211
Dividend declared to noncontrolling interest shareholders							(2,596,961)	(2,596,961)
Adjustment to statutory reserve				2,233,655	(2,233,655)			-
Foreign currency translation adjustments						271,121	956	272,077

BALANCE, December 31, 2008	21,434,942	$2,143	$10,700,032	$6,989,801	$15,392,253	$4,159,298	$4,805,381	$42,048,908

Cumulative effect of reclassification of warrants			(738,449)		(929,577)			(1,668,026)
Stock based compensation			54,967					54,967
Warrants exercised	40,000	4	238,705					238,709
Net income					11,229,063		7,325,713	18,554,776
Dividend declared to noncontrolling interest shareholders							(4,633,987)	(4,633,987)
Noncontrolling interest acquired from acquisition							21,945,976	21,945,976
Adjustment to statutory reserve				4,748,201	(4,748,201)			-
Foreign currency translation adjustments						17,387	(26,977)	(9,590)

BALANCE, June 30, 2009 (unaudited)	21,474,942	$2,147	$10,255,255	$11,738,002	$20,943,538	$4,176,685	$29,416,106	$76,531,733

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$11,229,063	$4,301,954
Net income attributable to noncontrolling interest	7,325,713	1,364,347
Consolidated net income	18,554,776	5,666,301
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,589,625	579,754
Amortization	1,704,248	53,192
(Gain) loss on disposal of equipment	(506)	1,900
Recovery of bad debt previously reserved	(22,311)	(107,583)
Allowance for bad debt - accounts receivables	9,635	-
Allowance for bad debt - other receivables	397,101	-
Stock based compensation	54,967	1,263,188
Change in fair value of warrant liabilities	1,688,755	-
Amortization of deferred note issuance cost	25,323	-
Amortization of discount on convertible notes	20,356	-
Equity in loss of unconsolidated affiliate	50,143	-
Change in operating assets and liabilities:
Notes receivable	-	(23,694)
Accounts receivable	(676,036)	(477,858)
Accounts receivable - related party	(375,810)	-
Other receivables	(23,082)	(201,576)
Other receivables - shareholders	-	1,419
Inventories	(4,130,960)	(2,571,137)
Prepayments and deferred expenses	(750,937)	(241,377)
Accounts payable	(50,767)	(294,290)
Other payables and accrued liabilities	4,573,201	683,527
Accrued interest	21,178	-
Accrued interest - holder of noncontrolling interest	911,084	-
Customer deposits	4,251,476	264,990
Taxes payable	608,063	2,134,302
Contingent liability	-	(107,273)
Net cash provided by operating activities	28,429,522	6,623,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	11,943,673	-
Payments made for acquisition	(10,373,854)	-
Purchase of plant and equipment	(1,865,746)	(2,245,627)
Additions to intangible assets	(1,014,766)	(10,269)
Proceeds from sale of equipment	-	3,546
Advances on non-current assets	(590,428)	(32,945)
Net cash used in investing activities	(1,901,121)	(2,285,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants conversion	113,700	-
Proceeds from issuance of convertible notes	8,971,337	-
Repayments of former shareholders loan in acquiring company	(2,652,737)	-
Proceeds from short term bank loans	13,513,754	-
Payments on short term loans - bank	-	(709,200)
Payments on long term loan - bank	(5,862,800)	-
Dividends paid to noncontrolling interest shareholders	-	(283,680)
Net cash provided by (used in) financing activities	14,083,254	(992,880)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	52,750	419,599

INCREASE IN CASH	40,664,405	3,765,209
CASH and CASH EQUIVALENTS, beginning of period	8,814,616	5,010,033

CASH and CASH EQUIVALENTS, end of period	$49,479,021	$8,775,242
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$4,351,056	$850,605
Interest paid (net of capitalized interest)	$715,158	$29,901
Non-cash investing and financing activities:
Reclassification of warrant liability to paid-in capital upon warrants conversion	$125,009	$-
Dividend paid in exchange of holder of noncontrolling interest loan	$3,736,773	$-
Dividend paid by offsetting loan due from holder of noncontrolling interest	$3,720,649	$-
Net assets acquired with prepayments made in prior periods	$14,159,124	$-
Net assets acquired with unpaid investment	$2,849,321	$-
Land use right acquired with prepayments made in prior periods	$131,103	$-

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2009
(Unaudited)

Note 1 – Organization background and principal activities

Principal Activities and Reorganization

China Biologic Products, Inc. (the “Company” or “CBP”) was originally incorporated in 1992 under the laws of the state of Texas. After it completed the reverse acquisition with Logic Express Limited, it converted to a Delaware corporation. The Company through its direct and indirect subsidiaries is principally engaged in the research, development, commercialization, manufacture and sale of human blood products to customers in the People's Republic of China (the “PRC”) and to some extent in India.

Current Development

Dalin Acquisition and Entrustment Agreement

Logic Express Ltd. (“Logic Express”), CBP's wholly owned subsidiary, through Logic Holdings Ltd. (“Logic Holdings”) completed the acquisition of 90% interest in Chongqing Dalin Biologic Technologies Co. Ltd. (“Dalin”) in April 2009 upon payment of 90% of the total purchase price of approximately RMB 194,400,000 ($28,479,600). The Company are obligated to pay the remaining 10% of the purchase price, RMB 19,440,000 (approximately $2,847,960), on or before April 9, 2010, the one-year anniversary of the local Administration for Industry and Commerce's approval of the equity transfer. Guiyang Qianfeng Biological Products Co., Ltd. (“Qianfeng”), Dalin's 54% owned subsidiary, is one of the largest plasma-based biopharmaceutical companies in China and is the only manufacturer currently operating in Guizhou Province. Qianfeng is in compliance with Good Manufacturing Practices, or GMP, standards, and has been approved by the PRC's State Food and Drug Administration or the SFDA to produce six types of plasma-based products including Human Albumin, Human Immunoglobulin, Human Intravenous Immunoglobulin, Human Hepatitis B Immunoglobulin, Human Tetanus Immunoglobulin and Human Rabies Immune Globulin.

In accordance with the terms of the equity transfer agreement, Logic Holdings effectively became a 90% shareholder in Dalin, including the right to receive its pro rata share of the profits on January 1, 2009.

On April 6, 2009, Logic Express entered into an equity transfer and entrustment agreement, or Entrustment Agreement, among Logic Express, Shandong Taibang Biological Products Co. Ltd (“Shandong Taibang”), and the Shandong Institute of Biological Products (“the Shandong Institute”), the holder of the minority interests in Shandong Taibang, pursuant to which, Logic Express agreed to permit Shandong Taibang and the Shandong Institute to participate in the indirect purchase of Qianfeng's equity interests. Under the terms of the Entrustment Agreement, Shandong Taibang agreed to contribute 18% or RMB 35,000,000 (approximately $5,116,184) of the Dalin purchase price and the Shandong Institute agreed to contribute 12.86% or RMB 25,000,000 (approximately $3,654,917) of the Dalin purchase price. Logic Express is obligated to repay to Shandong Taibang and the Shandong Institute their respective investment amounts on or before April 6th, 2010, along with their pro rata share, based on their percentage of the Dalin purchase price contributed, of any distribution on the indirect equity investment in Qianfeng payable to Logic Express during 2009. Logic Express has agreed that if these investment amounts are not repaid within five days of the payment due date, then Logic Express is obligated to pay Shandong Taibang and the Shandong Institute liquidated damages equal to 0.03% of the overdue portion of the amount due until such time as it is paid. Logic Express has also agreed to pledge 30% of its ownership in Shandong Taibang to the Shandong Institute as security for nonpayment. If failure to repay continues for longer than 3 months after the payment due date, then the Shandong Institute will be entitled to any rights associated with the pledged interests, including but not limited to rights of disposition and profit distribution, until such time as the investment amount has been repaid. Logic Express also provided a guarantee that Shandong Taibang and the Shandong Institute will receive no less than a 6% return based on their original investment amount.

Huitian Acquisition

Shandong Taibang purchased a 35% interest in Xi'an Huitian Blood Products Co. Ltd (“Huitian”) at a purchase price of RMB 44,000,000 (approximately $6,446,000) on October 10, 2008 and paid the final installment on July 16, 2009. Huitian is a manufacturer of plasma-based biopharmaceutical products in Shaanxi Province and is one of only 32 such manufacturers in China who are government approved. Huitian is in compliance with GMP standards and it is also approved by the SFDA for the production of Human Albumin, Human Immunoglobulin, Human Immunoglobulin for Intravenous Injection, and Human Hepatitis B Immunoglobulin products.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2009
(Unaudited)

Formation of Logic Holding

On December 12, 2008, the Company established Logic Holding, the Company's wholly-owned Hong Kong subsidiary of Logic Express, for the purpose of being a holding company for the majority interest in Dalin.

Note 2 – Summary of significant accounting policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi (“RMB”); however, the Company's reporting currency is the United States Dollar (“USD”); therefore, the accompanying consolidated financial statements have been translated and presented in USD. All material inter-company transactions and balances have been eliminated in the consolidation.

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

Foreign Currency Translation

The reporting currency of the Company is the US dollar. The Company's functional currency is the Chinese Renminbi (“RMB”), also the local currency of the Company's principal operating subsidiaries. Results of operations and cash flows are translated at average exchange rates during the period. Assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

In accordance with FAS 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

The consolidated balance sheet amounts, with the exception of equity at June 30 2009 and December 31, 2008 were translated at RMB6.83 to $1.00 and RMB6.82 to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to consolidated statements of income and cash flow for the six months ended June 30, 2009 and 2008 were RMB6.82 and RMB7.05, respectively.

Revenue Recognition

The Company recognizes revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which are generally considered to be met upon delivery and acceptance of products at the customer site. Sales are presented net of any discounts given to customers. As a policy, the Company does not accept any product returns and based on the Company's records, product returns, if any, are immaterial. Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All products produced by the Company and sold in the PRC are subject to a Chinese VAT at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government. Products distributed by Shandong Medical and plasma raw material inter-company sales from Puding Plasma Company to Qianfeng are subjected to a 17% VAT.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2009
(Unaudited)

Shipping and Handling

Shipping and handling costs related to costs of goods sold are included in selling expenses and totaled $79,611 and $14,288 for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, costs totaled $123,791 and $21,536, respectively.

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

The Company analyzes all financial instruments with features of both liabilities and equity under FAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” and EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock.”

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

Derivative liabilities related to warrants issued by the Company and the liability related to derivative instruments (including the conversion option) embedded in the Company's Senior Secured Convertible Notes are carried at fair value, with changes in the fair value charged or credited to income. The fair values are determined using the Black-Scholes Model or a binomial model, defined in SFAS 157 as level 2 inputs.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2009
(Unaudited)

	Carrying Value as of June 30, 2009	Fair Value Measurements at June 30, 2009 using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities -
Conversion option	$5,796,562	$-	$5,796,562	$-
Warrants liabilities	$7,276,964	$-	$7,276,964	$-

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

The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in banks as of June 30, 2009 and December 31, 2008 amounted to $49,312,772 and $8,689,414, respectively, $8,749,249 and $47,865 of which are covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company's major product, human albumin: - 20%/10ml, 20%/25ml and 20%/50ml, accounted for 47.4% and 57.5% of total revenues, for the three months ended June 30, 2009 and 2008, respectively. 51.7% and 57.7% of total revenues, for the six months ended June 30, 2009 and 2008, respectively. If the market demands for human albumin cannot be sustained in the future or if the price of human albumin decreases, it would adversely affect the Company's operating results.

All of the Company's customers are located in the PRC and India. As of June 30, 2009 and 2008, the Company had no significant concentration of credit risk, except for the amounts due from related parties. There were no customers that individually comprised 10% or more of the revenue during the three and six months ended June 30, 2009 and 2008. No individual customer represented more than 10% of trade receivables at June 30, 2009 and December 31, 2008. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

There were no vendors that individually comprised 10% or more of the purchase during the three and six months ended June 30, 2009. No individual vendors represented more than 10% of accounts payables at June 30, 2009 and December 31, 2008. The Company's top three vendors comprised 51.8% and 40.6% of the Company's purchases for the three and six months ended June 30, 2008, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC, Hong Kong and the United States. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

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

Inventories

Inventories are stated at the lower of cost or market using the weighted average method. The cost of finished goods included direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling for raw material costs are also included in the cost of inventories.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2009
(Unaudited)

The Company reviews its inventory periodically for possible obsolete goods and cost in excess of net realizable value to determine if any reserves are necessary. As of June 30, 2009 and December 31, 2008, the Company has determined that no reserve is necessary.

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

Construction in progress represents the costs incurred in connection with the construction of buildings, new additions, and capitalized interest incurred in connection with the Company's plant facilities. In accordance with the provisions of FAS 34, “Capitalization of Interest Cost”, interest incurred on borrowings is capitalized to the extent that borrowings do not exceed construction in progress. The credit is a reduction of interest expense. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

The Company periodically evaluates the carrying value of long-lived assets in accordance with FAS 144. “Accounting for the Impairment or Disposal of Long-Lived Assets.” When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of June 30, 2009 and December 31, 2008, there were no impairments of its long-lived assets.

Investment in Unconsolidated Affiliate

Equity method investments are recorded at original cost and adjusted to recognize the Company's proportionate share of the investee's net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists. Subsidiaries in which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company accounts for investments with ownership less than 20% using cost method.

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
 June 30, 2009
(Unaudited)

All land in the PRC is owned by the government; however, the government grants “land use rights.” The Company has obtained rights to use various parcels of land for 50 years. The Company amortizes the cost of the land use rights over their useful life using the straight-line method.

Other intangible assets represent permits, licenses, blood donor network, software, Good Manufacturing Practice (“GMP”) certificate and long-term customer-relationship intangible assets. The Company amortized the cost of these intangible assets over their useful life using the straight-line method.

Intangible assets of the Company are reviewed at least annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the years of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2009, the Company expects these assets to be fully recoverable.

Revenues

The Company's revenues are primarily derived from the manufacture and sale of human blood products. The Company's revenues by significant types of product for the three months and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008
Human Albumin – 20%/10ml, 20%/25ml and 20%/50ml	$15,741,932	$6,888,417	$28,093,631	$11,413,320
Human Hepatitis B Immunoglobulin	1,234,060	1,379,582	1,294,159	1,587,537
Human Immunoglobulin for Intravenous	14,163,778	2,071,618	19,536,280	3,721,627
Human Rabies Immunoglobulin	926,240	428,468	2,555,251	1,643,392
Human Tetanus Immunoglobulin	342,924	1,025,079	1,372,610	1,137,328
Human Immunoglobulin	322,063	-	535,940	-
Others	450,548	132,678	942,272	271,645
Totals	$33,181,545	$11,925,842	$54,330,143	$19,774,849

The Company is engaged in sale of human blood products to customers in China and India. The amount sold in India was less than 10% of total sales for the three and six months ended June 30, 2009.

Research and Development Costs

Research and development costs are expensed as incurred.

Retirement and Other Post Retirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to the statement of operations as and when the related employee service is provided.

Product Liability

The Company's products are covered by product liability insurance of approximately $2,930,000 (RMB 20,000,000). As of June 30, 2009 and December 31, 2008, no claim on the insurance policy was filed. However, there are two pre-existing potential claims against Qianfeng's products, which are still in the court proceedings as explained in the legal proceeding section below.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2009
(Unaudited)

Government Grants

The Company's subsidiary, Shandong Taibang, is entitled to receive grants from the Tai'an municipal government due to its operation in the high and new technology business sector. For the three and six months ended June 30, 2009 and 2008, no non-refundable grants were received from the Tai'an municipal government. Grants received from the Tai'an municipal government can be used for enterprise development and technology innovation purposes.

Income Taxes

The Company accounts for income taxes under FAS 109, “Accounting for Income Taxes” and FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, FAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US taxes and there are no deferred tax amounts at June 30, 2009 and 2008. FIN 48 clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.

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

Stock-based Compensation

The Company accounts and reports stock-based compensation pursuant to FAS 123R “Accounting for Stock-Based Compensation”, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with FAS 123R and the EITF 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

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
 June 30, 2009
(Unaudited)

Recently Issued Accounting Pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder's estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company's consolidated financial statements because all of the Company's investments in debt securities are classified as trading securities.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 amends FAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. The adoption of FSP FAS 157-4 did not have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” FAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS 107 to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company's consolidated financial statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2009
(Unaudited)

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (FAS 165, Subsequent Events [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on August 14, 2009.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB No. 140 (“FAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 166”) [ASC 860]. FAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FAS 166 is effective for the Company beginning in 2010. Should the Company's accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. The Company is currently assessing the impact of the standard on its securitization programs.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its securitization programs.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – Related party transactions

The material related party transactions undertaken by the Company with related parties as of June 30, 2009 and December 31, 2008 are presented as follows:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2009 (Unaudited)

		June 30, 2009	December 31,
Assets	Purpose	(unaudited)	2008
Accounts receivable – related party(1)	Processing fees	$795,080	$-
Other receivable – related parties(2)	Advances	797,138	-

		June 30, 2009	December 31,
Liabilities	Purpose	(unaudited)	2008
Short term loans – holder of noncontrolling interest(3)	Loan	$4,424,723	$773,277
Other payable – related parties(4)	Loan & contribution	3,082,731	-
Accrued interest – holder of noncontrolling interest(3)	Interest payable	911,084	-

(1) Qianfeng provides processing services for Guizhou Eakan, one of the Qianfeng's non-controlling shareholders. As of June 30, 2009, Guizhou Eakan owes Qianfeng processing fees in an amount of $795,080. This balance will be paid in form of cash during the third quarter of 2009 or offset with future dividends declaration and distribution. However, the next dividend declaration date has not been set.

(2) On November 13, 2008, Qianfeng advanced its noncontrolling shareholders Guizhou Eakan and Guizhou Jie'an approximately $1,172,000 (RMB 8,000,000) and $1,391,750 (RMB 9,500,000), respectively, as shareholders loans according to the shareholders resolution of November 10, 2008. The loans bear interest at the prevailing bank lending rate in PRC and payable each calendar quarterly, which is 5.31% and matures in one year. The loans were partially offset with the dividends declared on March 10, 2009 with outstanding balances of $199,426 and $597,712 due from Guizhou Eakan and Guizhou Jie'an, respectively. These balances will be offset with future dividends declaration and distribution. However, the next dividend declaration date has not been set.

(3) As of June 30, 2009 and December 31, 2008, the Company borrowed an aggregate of $772,223 and $773,277, respectively, from its noncontrolling interest shareholder, Shandong Institute, for working capital purposes. The Company is required to repay the loan in cash due by August 2009, with an annual interest rate of 6%.

On April 6, 2009, Logic Express entered into an equity transfer and entrustment agreement, or Entrustment Agreement, among Logic Express, Shandong Taibang, and the Shandong Institute of Biological Products, or the Shandong Institute, the holder of the noncontrolling interests in Shandong Taibang, pursuant to which, Logic Express agreed to permit Shandong Taibang and the Shandong Institute to participate in the indirect purchase of Qianfeng's equity interests. Under the terms of the Entrustment Agreement, Shandong Institute agreed to contribute 12.86% or $3,652,500 (RMB 25,000,000) of the Dalin purchase price. Logic express is obligated to repay to the Shandong Institute their investment amount on or before April 6th, 2010, along with their pro rata share, based on their percentage of the Dalin purchase price contributed, of any distribution on the indirect equity investment in Qianfeng payable to Logic Express during 2009. The accrued interest – holder of noncontrolling interest amounted to $911,084 represents the pro rata share of equity investment income pursuant of Entrustment Agreement for the six month period ended June 30, 2009.

(4) Qianfeng has payables to Guizhou Eakan Investing Corp. in the amount of approximately $2,119,878 (RMB14,470,160). Guizhou Eakan Investing Corp. is one of the shareholders of Guizhou Eakan, one of the Qianfeng's minority shareholders. The Company borrowed the amount for working capital purposes. The balance is due on demand in the form of cash.

Qianfeng has payables to Guizhou Jie'an, a holder of noncontrolling interest, in amount of approximately $962,853 (RMB 6,569,840). In 2007, Qianfeng received additional contributions from Guizhou Jie'an in the amount of $962,853 to maintain Jie'an ownership interest in the Company at 9%. However, due to legal dispute among Shareholders over Raising Additional Capital as stated in legal proceeding section, commitment and contingent liabilities, the money may be returned to Jie'an.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2009 (Unaudited)

Note 4 – Accounts receivable

Trade accounts receivable consist of the following:

	June 30, 2009	December 31, 2008
	(unaudited)
Trade accounts receivable	$2,254,697	$1,581,139
Less: Allowance for doubtful accounts	(1,274,001)	(1,268,052)
Total	$980,696	$313,087

The activity in the allowance for doubtful accounts for trade accounts receivable for the six months ended June 30, 2009 and the year ended December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
	(unaudited)
Beginning allowance for doubtful accounts	$1,268,052	$1,238,772
Bad debt expense	9,635	-
Recovery of amount previously reserved	(22,311)	(56,462)
Write-off charged against the allowance	-	-
Foreign currency translation adjustment	18,625	85,742
Ending allowance for doubtful accounts	$1,274,001	$1,268,052

Note 5 – Inventories

Inventories consisted of the following:

	June 30, 2009	December 31, 2008
	(unaudited)
Raw materials	$13,903,956	$7,043,349
Work-in-process	6,693,018	4,801,768
Finished goods	6,719,243	3,104,079
Total	$27,316,217	$14,949,196

Note 6 – Prepayments and deferred expense

Prepayments and deferred expense represent partial payments for deposits on raw material purchases and prepayment for insurance expenses and amounted to $1,928,553 and $614,704 as of June 30, 2009 and December 31, 2008, respectively.

Long term prepayments represent partial payments or deposits on plant and equipment and intangible assets purchases and amounted to $4,362,343 and $955,874 as of June 30, 2009 and December 31, 2008, respectively.

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	June 30, 2009	December 31, 2008
	(unaudited)
Buildings and improvements	$12,642,615	$5,809,724
Machinery and equipment	23,826,335	12,308,174
Furniture, fixtures, office equipment and vehicle	3,112,220	1,501,946
Total depreciable assets	39,581,170	19,619,844
Accumulated depreciation	(12,789,133)	(3,099,259)
Plant and equipment, net	26,792,037	16,520,585
Construction in progress	839,882	2,778,779
Total	$27,631,919	$19,299,364

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2009
(Unaudited)

Depreciation expense for the three months ended June 30, 2009 and 2008 amounted to $830,553 (unaudited) and $305,393 (unaudited), respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 amounted to $1,589,625 (unaudited) and $579,754 (unaudited), respectively. No interest was capitalized into construction in progress in either of the three and six months ended June 30, 2009 and 2008.

Note 8 – Investment in unconsolidated affiliate

On October 10, 2008, Shandong Taibang entered into an Equity Transfer Agreement (the "Huitian Agreement") with Mr. Fan Qingchun (the "Transferor"), a PRC citizen holding 35% of the equity interest in Huitian, a PRC limited liability company. Pursuant to the Huitian Agreement, the Transferor agrees to sell to Shandong Taibang, and Shandong Taibang agrees to purchase from the Transferor, 35% equity interest in Huitian for an aggregate purchase price of $6,494,036 (or RMB 44,327,890) including interest of $48,036 (RMB 327,890). Huitian is one of the 32 government approved plasma-based product producers in China, and it is in compliance with Good Manufacturing Practices (“GMP”) standards. It is also approved by the PRC's State Food and Drug Administration (“SFDA”) to produce four types of plasma-based products.

Logic Express also entered into an investment entrustment agreement (the "Investment Agreement") with the minority shareholder in Shandong Taibang, Shandong Institute, pursuant to which Logic Express agrees to provide the investment amount for the acquisition and the Shandong Institute agree to entrust Shandong Taibang to acquire the 35% equity interest of Huitian in its name. In exchange Logic Express is also obligated to pay Shandong Taibang approximately $17,580 (or RMB120,000) per year as consideration for Shandong Taibang's performance under this agreement. Under the Investment Agreement, after the acquisition, Logic Express will be in charge of Huitian's daily operation and management, will bear the costs, expenses, liabilities and losses incurred in its operation, and will enjoy its profits. Shandong Taibang will perform relevant tasks according to Logic Express's instruction, and will not exercise any management right over Huitian or derive any financial return from Huitian. Logic Express agreed to indemnify Shandong Taibang for any loss in connection with the investment and pledged its equity interest in Shandong Taibang as collateral against such losses.

Summarized unaudited financial information of Huitian is as follows:

	June 30, 2009	December 31, 2008
Current assets	$9,125,166	$8,039,180
Non-current assets	9,180,678	10,145,248
Total assets	18,305,844	18,184,428
Current liabilities	3,076,530	2,747,573
Non-current liabilities	-	-
Shareholders' equity	15,229,314	15,436,855
Total liabilities and shareholders' equity	$18,305,844	$18,184,428

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Summarized unaudited financial information of Huitian is as follows:
		Six months ended June 30, 2009
Net sales		$2,971,356
Gross profit		1,048,741
Loss before income tax		(64,799)
Net loss		(143,266)
Company's share of net loss		$(50,143)

The rollforward of investment in Huitian in the balance sheet is shown below:

		Huitian - 35% Ownership
December 31, 2007		$-
Investment made		6,502,902
Net income from 2008		175,231
Dividend declared		(147,256)
Foreign currency translation gain		3,100
December 31, 2008		6,533,977
Net loss from the six months ended June 30, 2009		(50,143)
Foreign currency translation loss		(8,884)
June 30, 2009 (unaudited)		$6,474,950

Note 9 – Intangible assets, net

Intangible assets consisted of the following:

	June 30, 2009	December 31, 2008
	(unaudited)
Land use rights	$3,332,934	$848,982
Permits and licenses	11,258,012	389,709
Blood donor network	22,854	22,885
Software	88,823	40,758
GMP certificate	2,327,885	-
Long-term customer-relationship	6,941,170	-
Totals	23,971,678	1,302,334
Accumulated amortization	(1,994,473)	(299,773)
Intangible assets, net	$21,977,205	$1,002,561

Total amortization expense for the three months ended June 30, 2009 and 2008 amounted to $865,789 (unaudited) and $27,035 (unaudited), respectively. Amortization expense for the six months ended June 30, 2009 and 2008 amounted to $1,704,248 (unaudited) and $53,192 (unaudited), respectively.

The amortization expense related to purchased and other intangible assets due to the consolidation of Dalin is $793,278 for the three months ended June 30, 2009. The amortization expense related to purchased and other intangible assets due to the consolidation of Dalin is $1,585,907 for the six months ended June 30, 2009.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Amortization expense for intangible assets for the next five fiscal years is as follows:

	2009	2010	2011	2012	2013	Thereafter
Amortization expense	$1,687,232	$3,327,530	$3,327,278	$3,320,736	$1,559,150	$8,755,279

Note 10 – Debt

Short term loans and current maturities of long term loan

Short term loans represent renewable loans due to various banks which are normally due within one year.

The Company's bank loans consisted of the following:

		Annual	June 30, 2009	December 31,
Loans	Due by	interest rates	(Unaudited)	2008
Short term loans – bank:
Short term bank loan, un-secured	June 1, 2010	5.40%	$5,860,000	$-
Short term bank loan, un-secured	January 7, 2010	5.31%	5,860,000	-
Short term loan, un-secured	On demand	0.00%	73,250	-
Short term loan, guaranteed by minority shareholder of Qianfeng	July 3, 2009	8.54%	1,347,800	-
Short term loan, secured by raw material(1)	February 16, 2010	5.84%	439,500	-
Subtotal			13,580,550	-

Long term bank loan – current maturities:
Long term loan, secured by building, machinery and equipment(2)	December 25, 2009	7.76%	439,500	-
Long term loan, secured by building machinery and equipment(2)	April 25, 2010	7.76%	1,465,000	-
Long term loan, secured by building, machinery and equipment(2)	June 25, 2010	7.76%	1,465,000	-
Subtotal			3,369,500	-

Long term bank loan, secured by buildings and land use rights	August 3, 2010	7.02%	-	5,868,000

Total			$16,950,050	$5,868,000

(1)

The interest rate for this short term loan is adjustable quarterly at 1.10 times of the prevailing rate as published by Bank of China. As of June 30, 2009, the interest rate is fixed at 5.841% per annum.

(2)

The interest rate is adjustable monthly at 1.15 times of the prevailing rate as published by Bank of China. As of June 30, 2009, the interest rate is fixed at 7.7625% per annum. The long term loan is comprised of $439,500, $1,465,000, and $1,465,000 with respective due date on December 25, 2009, on April 25, 2010 and on June 25, 2010.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Interest expense totaling $942,365 and $16,329 was incurred during the three months ended June 30, 2009 and 2008, respectively.

Interest expense totaling $1,564,814 and $39,302 was incurred during the six months ended June 30, 2009 and 2008, respectively.

The above loans are secured by Shandong Taibang's land use rights and buildings located in Taian, Shandong Province, PRC and Qianfeng's buildings and machinery and equipment located in Guiyang, Guizhou Province, PRC, with carrying net values as follows:

	June 30, 2009 (unaudited)	December 31, 2008
Buildings in Taian, Shandong	$1,236,322	$1,417,138
Land use rights in Taian, Shandong	428,111	195,691
Buildings in Guiyang, Guizhou	1,296,802	-
Machinery and equipment in Guiyang, Guizhou	9,095,934	-
Total	$12,057,169	$1,612,829

Other payables and accruals

Other payables and accruals consist of the following:

	June 30, 2009	December 31, 2008
	(unaudited)
Other payables (1)	$9,975,605	$319,699
Payable to Sansui Finance department for pending investment on plasma stations (2)	1,173,465	-
Accruals for salaries and welfare	1,070,082	830,388
Accruals for RTO expenses	245,657	245,657
Accruals for selling commission and promotion fee	1,611,234	1,508,102
Other Payable - Government Grant	113,992	114,148
Other payable - Deposit received	199,106	283,826
Other payable - Funds	1,332,307	627,157
Accrued interest	-	33,954
Others	1,238	-
Total	$15,722,686	$3,962,931

(1)

The other payables mainly comprise of deposits by potential strategic investors and payable to former shareholders of Dalin with the amount of $7,465,640 and $573,470, respectively. As of June 30, 2009, Qianfeng has received in an aggregate amount of $7,465,640 from potential private strategic investors in connection with subscribing shares from Qianfeng pursuant to Equity Purchase Agreement. The registration of the new investors as Qianfeng's shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce (“AIC”) is in incomplete due to share holders dispute as disclosed in below legal proceedings section below. The amount $573,470 represents partial acquisition considerations Logic Express paid to the former shareholders of Dalin, which will be remitted to those shareholders at their demand.

(2)

In early 2007, Qianfeng submitted RMB 8,010,000 (approximately $1,173,465) to the finance department of Sansui County, in China's Qiandongnan Autonomous Region, for acquiring the Sansui Plasma Collection Station from the local government, which action was legitimized and fully endorsed by relevant provincial government authorities. However, the finance department refused to implement the provincial government's authorization and has returned the funds to Qianfeng. As of June 30, 2009, Qianfeng has set aside the full amount as a payable to Sansui County, pending the outcome of provincial government's administrative review as disclosed in the legal proceedings note below.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Other payable - land use rights

In July 2003, Shandong Taibang obtained certain land use rights from the Tai'an municipal government. Shandong Taibang is required to make payments totaling approximately $20,369 (RMB 138,848) per year to the local state-owned entity, for the 50-year life of the rights or until Biological Institute completes its privatization process. The Company recorded “land use rights” equal to “other payable – land use rights” totaling $353,406 and $325,390 as of June 30, 2009 and December 31, 2008, respectively, determined using present value of annual payments over 50 years.

Note 11 – Convertible Notes

	June 30, 2009	December 31, 2008
	(unaudited)
$9,554,140, 3.8% Senior Secured
Convertible Notes, due June 5, 2011	$9,554,140	$-
Less: unamortized discount	(9,533,784)	-
Notes payables, net	20,356	-
Accrued interest	21,178	-
Total	$41,534	$-

On June 5, 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (collectively, the “Investors”), pursuant to which the Company agreed to issue to the Investors, 3.8% Senior Secured Convertible Notes in the aggregate principal amount of $9,554,140 (the “Notes”) and warrants (the “Warrants” and together with the Notes, the “Subscribed Securities”) to purchase up to 1,194,268 shares of common stock of the Company (the “Warrant Shares” and together with the Conversion Shares, the “Underlying Securities”). The transaction closed on June 10, 2009. Other than with respect to this transaction, none of the Investors have had a material relationship with the Company or any of the Company's officers, directors or affiliates or any associate of any such officer or director.

The Notes accrue interest at 3.8% per annum (the “Interest Rate”), from the closing until repayment, whether on maturity on June 5, 2011, by acceleration or otherwise. Interest on the Notes is due and payable in cash semi-annually on September 30 and March 31 of each year, commencing September 30, 2009, but the Company has the option to pay the interest due through the issuance of its common stock at a conversion price of $4.00 per share. If the Company defaults in the payment of the principal of or interest on the Notes when due, then upon the Investors' election, the Company is obligated to either (a) redeem all or a portion of the Notes pursuant to the redemption rights discussed below or (b) pay interest on such defaulted amount at a rate equal to the Interest Rate plus 2.0%. The Notes are convertible at any time before maturity into shares of our common stock at a conversion price of $4.00 per share, subject to certain adjustments as specified in the Notes.

The Company's obligations under the Notes are secured by the pledge by Siu Ling Chan, our board chair and a principal shareholder, of 3,000,000 shares of common stock held by her, pursuant to the terms of a Guarantee and Pledge Agreement among the Company, the investors and Ms. Chan. To induce Ms. Chan to enter into the Guarantee and Pledge Agreement with the Investors, the Company has agreed to indemnify her for all damages, liabilities, losses and expenses of any kind (“losses”), which may be sustained or suffered by her, arising out of or in connection with any enforcement action instituted by the Investors pursuant to the Guarantee and Pledge Agreement. The Company's indemnification obligation is limited to losses that arise as the result of any negligent or unlawful conduct of the Company that is caused unilaterally by the Company and is beyond Ms. Chan's control in her capacity as a director of the Company, and will not exceed the fair market value of the pledged shares as of the closing of the transaction.

The Warrants have a term of 3 years, an exercise price of $4.80 per share, subject to adjustments as provided in the Warrants, from time to time pursuant to anti-dilution and other customary provisions, and are exercisable by the Investors at any time after the date on which their related Notes are converted, except that if any of the Notes is converted in part, the Investors may only exercise a corresponding portion of the related Warrant.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

The Company has granted the Investors demand and piggy-back registration rights with respect to the Underlying Securities, pursuant to a registration rights agreement among the Company and the Investors.

The Company paid its placement agent a cash fee of 6.1% of the proceeds received in connection with the issuance of the Notes and also issued to the placement agent a 3-year warrant to purchase 93,750 shares of the Company's common stock at an exercise price of $6.00 per share, expiring after 3 years. The aggregate $870,417 fees paid to the placement agent, including the fair value of the warrant issued to them was deferred and is being amortized over the life of the Notes.

The Company allocated $6,552,504 of the proceeds received to the fair value of the derivative instruments embedded in the Notes (including the conversion option) and $3,826,897 to the fair value of the Warrants issued to the Investors. As a result, the Company recognized an initial charge to income of $825,261 for the amount by which the fair value of these liabilities exceeded the face amount of the Notes for the three and six months ended June 30, 2009. The Notes are being accreted to their redemption value over the period to maturity, using an effective interest method.

The fair values of the embedded derivatives and the warrants issued to the Investors and the placement agents were determined using a binomial model, based on the market price of the Company's common stock, volatility estimated at 130% based on a review of the historic volatility of the Company's common stock, an expected dividend yield of zero, the remaining life of the instruments and risk-free rates of return of 1.11% - 1.88%.

For the three and six months ended June 30, 2009, the Company recorded a gain of $1,156,977 related to the change in the fair value of the embedded derivative instruments in the Notes and the warrants.

Note 12 - Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares outstanding during the period.

Earning per share is as follows for the three months ended June 30,

	2009	2008
	(unaudited)	(unaudited)
Net income attributable to controlling interest for earnings per share	$6,970,745	$2,034,154

Weighted average shares used in basic computation	21,442,909	21,434,942
Diluted effect of warrants and options	368,564	229,487
Weighted average shares used in diluted computation	21,811,473	21,664,429
Earnings per share:
Basic	$0.33	$0.09
Diluted	$0.32	$0.09

For the three months ended June 30, 2009, the average stock price was greater than the exercise prices of the 1,244,000 warrants which resulted in additional weighted average common stock equivalents of 368,564. However, 4,644,053 warrants, stock options and conversion options were excluded in the calculation of diluted earnings per share because of their anti-dilutive nature.

For the three months ended June 30, 2008, the average stock price was greater than the exercise prices of the 1,284,000 warrants which resulted in additional weighted average common stock equivalents of 229,487. However, 937,500 options were excluded from the calculation because of their anti-dilutive nature.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2009 (Unaudited)

Earning per share is as follows for the six months ended June 30,

	2009	2008
	(unaudited)	(unaudited)
Net income attributable to controlling interest for earnings per share	$11,229,063	$4,301,954

Weighted average shares used in basic computation	21,438,948	21,434,942
Diluted effect of warrants and options	88,561	373,910
Weighted average shares used in diluted computation	21,527,509	21,808,852
Earnings per share:
Basic	$0.52	$0.20
Diluted	$0.52	$0.20

For the six months ended June 30, 2009, the average stock price was greater than the exercise prices of the 1,244,000 warrants which resulted in additional weighted average common stock equivalents of 88,561. However, 4,644,053 warrants, stock options and conversion options were excluded in the calculation of diluted earnings per share because of their anti-dilutive nature.

For the six months ended June 30, 2008, the average stock price was greater than the exercise prices of the 1,284,000 warrants which resulted in additional weighted average common stock equivalents of 373,910. However, 937,500 options were excluded from the calculation because of their anti-dilutive nature.

Note 13 – Taxes

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

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

The Company's subsidiary, Shandong Taibang, was established before March 16, 2007 and is, therefore, qualified to continue enjoying the reduced tax rate as described above.

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

Starting from January 1, 2008, all dividends paid to foreign parents are subject to a 10% income tax. As a result, Logic Express recorded $334,877 and $0 income tax expense for the six months ended June 30, 2009 and 2008, respectively, for dividends Shandong Taibang paid to its foreign parent, Logic Express.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months and the six months ended June 30, 2009 and June 30, 2008:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income	(34.0)	(34.0)	(34.0)	(34.0)
China tax rates	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	-	(10.0)	-
Other items (1)	5.9	18.2	6.3	8.6
Effective income tax rates	20.9%	43.2%	21.3%	33.6%

(1) The 5.9% represents the $0.3 million income tax expense for dividends Shandong Taibang paid to Logic Express, its foreign parent and $2.2 million expenses incurred by CBP, Logic Express and Logic Holding that are not deductible in PRC for the three months ended June 30, 2009. The 18.2% represents the $1.7 million expenses incurred by CBP, Logic Express that are not deductible in PRC for the three months ended June 30, 2008. The 6.3% and the 8.6% represent the $4.1 and the $2.3 million expenses incurred by CBP, Logic Express and Logic Holding that are not deductible in PRC for the six months ended June 30, 2009 and 2008, respectively.

The estimated tax savings due to the tax exemption for the three months ending June 30, 2009 and 2008 amounted to $1,702,681 and $477,268, respectively. The net effect on earnings per share if the income tax had been applied would decrease basic earnings per share for the three months ended June 30, 2009 and 2008 by $0.08 and $0.02, respectively. The net effect on earnings per share if the income tax had been applied would decrease diluted earnings per share for the three months ended June 30, 2009 and 2008 by $0.08 and $0.02, respectively.

The estimated tax savings due to the tax exemption for the six months ending June 30, 2009 and 2008 amounted to $2,466,012 and $795,489, respectively. The net effect on earnings per share if the income tax had been applied would decrease basic earnings per share for the six months ended June 30, 2009 and 2008 by $0.12 and $0.04, respectively. The net effect on earnings per share if the income tax had been applied would decrease diluted earnings per share for the six months ended June 30, 2009 and 2008 by $0.11 and $0.04, respectively.

CBP was incorporated in the United States and has incurred net operating losses for income tax purposes for the period ending June 30, 2009. The estimated net operating loss carry forwards for United States income taxes amounted to $3,734,437 and $3,173,154 as of June 30, 2009 and December 31, 2008, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilize, from 2026 through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management reviews this valuation allowance periodically and makes adjustments as warranted. The following table represents the rollforward of the deferred tax valuation allowance:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

	For the six months ended	For the year ended
	June 30, 2009	December 31, 2008
	(unaudited)
Balance as of beginning of period	$1,078,872	$640,318
Increase	190,836	438,554
Balance as of end of period	$1,269,708	$1,078,872

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $30 million as of June 30, 2009, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

VAT on sales amounted to $2,274,958 and $795,489 for the three months ended June 30, 2009 and 2008, respectively. VAT on sales amounted to $3,853,361 and $1,288,639 for the six months ended June 30, 2009 and 2008, respectively. Sales are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
VAT tax payable	$814,834	$331,505
Income tax payable	4,639,086	3,630,878
Others miscellaneous tax payable	113,874	97,627
	$5,567,794	$4,060,010

Note 14 – Commitments and contingent liabilities

Capital and lease commitments

The Company's 82.76% owned subsidiary, He Ze Plasma Company, entered into a lease agreement on January 13, 2005, with the Yun Cheng Lan Tian Transportation Company in Yun Cheng County, Shandong Province, to lease land use rights for a period of 10 years. The annual lease amount is approximately $1,760 (RMB 12,000) with no early termination penalty. The Company has the right of first refusal to renew the lease after the ten year lease term.

The Company's 82.76% owned subsidiary, Qi He Plasma Company, entered into a lease agreement on April 26, 2007, with the Zhang Bo Shi Village in Qi He County, Shandong Province, to lease land use rights for a period of 50 years. The annual lease amount is approximately $4,569 (RMB 31,144) with no early termination penalty.

The Company's 82.76% owned subsidiary, Zhang Qiu Plasma Company, leased land use right and the use of building and equipment for a period of 10 year from January 1, 2007 with annual lease payment of $43,245 (RMB300,000). The lease was terminated in March 2008. The Company entered into a lease agreement on April 1, 2008, with the Zhang Qiu Red Cross Blood Center, to lease land use rights and the use building and equipment for a period of 10 years. The annual lease payment is approximately $1,467 (RMB 10,000) with no early termination penalty.

The Company's 48.6% indirectly owned subsidiary, Qianfeng, entered into a lease agreement on June 1, 2006 with a group of individuals in an area located next to its production facility, to lease and use the space for processing industrial waste for 10 years. The annual lease amount is approximately $1,529 (RMB 10,438).

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

The Company's indirectly owned subsidiary, Huang Ping Plasma Company, entered into a lease with Huang Ping County Finance Department on April 28, 2007, Guizhou Province, to lease land use rights and use a building and equipment for a period of 3 years. The annual lease payment is approximately $10,269 (RMB 70,000).

The Company's indirectly owned subsidiary, Pu Ding Plasma Company, entered into a lease with Pu Ping County Health Department, Guizhou Province on March 31, 2007, to lease land use rights and use a building and equipment for a period of 3 years. The annual lease payment is approximately $22,005 (RMB 150,000).

The Company's indirectly owned subsidiary, Na Yong Plasma Company, entered into a lease with Na Yong County Health Department, Guizhou Province on March 31, 2007, to lease land use rights and use a building and equipment for a period of 3 years. The annual lease payment is approximately $22,005 (RMB 150,000).

The Company's indirectly owned subsidiary, Wei Ning Plasma Company, entered into a lease with Wei Ning County Health Department, Guizhou Province on April 9, 2007, to lease land use rights and use building and equipment for a period of 3 years. The annual lease payment is approximately $11,720 (RMB 80,000).

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to FAS 13, “Accounting for Leases.” Total capital and lease commitments outstanding for the fiscal year ended December 31:

	2009	2010	2011	2012	2013	Thereafter
Property and equipment	$124,682	$-	$-	$-	$-	$-
Lease	71,347	26,586	9,315	9,315	9,315	204,892
Total	$196,029	$26,586	$9,315	$9,315	$9,315	$204,892

For the three months ended June 30, 2009 and 2008, total rent expense amounted to $25,192 and $1,831, respectively.

For the six months ended June 30, 2009 and 2008, total rent expense amounted to $58,326 and $18,057, respectively.

Guarantees

As of June 30, 2009, Qianfeng guaranteed approximately $1,465,000 (RMB10,000,000) of a short term bank loans for Eakan, a noncontrolling shareholder of Qianfeng. In return, Eakan cross guaranteed Qianfeng's bank loan of $1,347,800. The Company is obligated to perform under the guarantee if Eakan fails to pay principal and interest payments when due. The maximum potential amount of future undiscounted payments under the guarantee is $1.5 million including accrued interest. As of June 30, 2009, the Company did not record a liability for the guarantee because Eakan is current in its payment obligations, and the likelihood of the Company having to make good on the guarantee is remote.

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
June 30, 2009
(Unaudited)

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

On September 26, 2004, Beijing Chen Da entered into an equity transfer agreement with Mr. Du, pursuant to which Mr. Du's 25% equity interest in Shandong Taibang was transferred to Beijing Chen Da as repayment of the $2.6 million debts. This agreement was signed by Mr. Du's brother who held a power of attorney from Mr. Du. This transfer was approved by the Shandong Provincial Department of Foreign of Trade and Economic Cooperation, or the Shandong COFTEC on March 17, 2005. Mr. Du disputes the legitimacy of this transfer and has argued that his brother, Du Hai Shan, exceeded the scope of the power of attorney. Mr. Du sued his brother in the court of Jianli County, Hubei province, relating to the propriety of the brother's actions under the power of attorney. Initially the county court found in its judgment that the power of attorney was valid, but that the transfer agreements signed by Mr. Du's brother, Du Hai Shan were invalid because their execution and delivery were beyond the scope of Du Hai Shan's authority under the power of attorney. Subsequently the Intermediate Court of Jingzhou City, Hubei province, ruled on December 10, 2008 to suspend the judgment based on the grounds that the original court lacked jurisdiction to hear the case. The case is stated to be reviewed again by the Hubei Jingzhou Intermediate Court.

Missile Engineering, another original equity holder wholly controlled by Mr. Du, was obligated to contribute approximately $4.2 million (RMB32.8 million) for a 41% interest in Shandong Taibang by means of cash, equipment and patent technology. It was obligated to obtain a new drug certificate and production license of its patent technology from the government within a stipulated period in order to be recognized as a valid capital contribution, or in the alternative, make a cash payment. The patent technology was valued as approximately $3.4 million (RMB26.4 million). However, Missile Engineering failed to obtain the new drug certificate and production license within the stipulated period. Mr. Du also disputes whether the period for obtaining the certificate and license had expired. Pursuant to a stockholders resolution on September 26, 2004, Missile Engineering agreed to sell its 41% interest in Shandong Taibang to Up-Wing and Up-Wing agreed to take up the obligation of Missile Engineering to pay the $3.4 million in cash. This transfer was approved by Shandong COFTEC on March 17, 2005. Missile Engineering disputes this transaction and sued Mr. Du's brother in the court of Jianli County, Hubei province, relating to the propriety of the brother's actions under the power of attorney. Initially the county court found in its judgment that the act had exceeded the scope of the power of attorney. Subsequently the Intermediate Court of Jingzhou City, Hubei province, ruled on December 10, 2008 to suspend the judgment based on the grounds that the original court lacked jurisdiction to hear the case. The case is stated to be reviewed again by the Hubei Jingzhou Intermediate Court.

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

In 2006, Missile Engineering applied for arbitration before the China International Economic and Trade Arbitration Commission, or CIETAC, to challenge the effectiveness of the transfer to Up-Wing Investments Limited, of the equity interests in Shandong Taibang, formerly owned by Missile Engineering. The equity transfer had been approved by the Shandong Provincial Department of Foreign Trade and Economic Cooperation, or the Shandong COFTEC. Missile Engineering later voluntarily withdrew this application and instead applied for administrative reconsideration of the equity transfer, but this application was rejected by the Ministry of Commerce in 2007. Missile Engineering applied with the District Court of Lixia District, Jinan City, Shandong province requesting revocation of Shandong COFTEC's approval of the equity transfer to Up-wing by Missile Engineering. Missile Engineering later voluntarily withdraw the action. In April 2007, Logic Express initiated an arbitration proceeding before the Shandong Taian Arbitration Committee, to establish that Logic Express is the lawful shareholder of Shandong Taibang. The parties to that proceeding were Logic Express Ltd. and Shandong Taibang Biological Products Co., Ltd. The Arbitration Committee's decision on September 6, 2007 confirmed that Logic Express had legitimate ownership as a result of the transfers of Shandong Taibang. Up-Wing started an action in the Intermediate Court of Taian City, Shandong province requesting the court to establish that Up-wing is the lawful shareholder of Shandong Taibang. The intermediate court rejected the application by Up-Wing on the basis that the same matter had been tried by the arbitration panel.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

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

Bobai County Collection Station

In January 2007, the Company's PRC subsidiary, Shandong Taibang, advanced $413,697 (RMB3.0 million) to Feng Lin, the 20% minority shareholder in Fang Cheng Plasma Company, the Company's majority owned subsidiary, for the purpose of establishing or acquiring a plasma collection station. Mr. Lin and Shandong Taibang intended to establish the Bobai Kangan Plasma Collection Co., Ltd. (“Bobai”) in Bobai County, Guangxi and on January 18, 2007, Shandong Taibang signed a letter of intent to acquire the assets of the Bobai Plasma Collection Station, which was co-owned by Mr. Lin and Mr. Keliang Huang. However, in January 2007, Hua Lan Biological Engineering Co., Ltd. (“Hua Lan”) filed suit in the District Court of Hong Qi District, Xin Xiang City, Henan Province, alleging that Feng Lin, Keliang Huang and Shandong Taibang established and/or sought to operate the Bobai Plasma Collection Station using a permit for collecting and supplying human plasma in Bobai County, that was originally granted to Hua Lan by the government of the Guangxi region, without Hua Lan's permission. The establishment and registration of Bobai was never realized as a result of this law suit. On January 29, 2007, on Hua Lan's motion, the District Court entered an order to freeze funds in the amount of approximately $386,100 (RMB3,000,000) held by the defendants in the case, including approximately $65,750 (RMB500,000) in funds held in Shandong Taibang's bank account in Taian City. A hearing was held on June 25, 2007 and judgment was entered against the defendants along with a $226,780 (RMB1,700,000) joint financial judgment. The Company appealed the District Court judgment to the Henan Province High Court. In November 2007, the High Court affirmed the judgment against the three defendants and increased the amount of the joint financial judgment to approximately $405,954 (RMB3,000,000).

In January 2008, Hua Lan enforced the judgment granted by the High Court to freeze the Company's bank accounts. Shandong Taibang has filed a separate action against Hua Lan before the Taian City District Court to seek recovery of any losses in connection with Hua Lan's claim and to request that the Taian City District Court preserve Hua Lan's property or freeze up to approximately $411,300 (RMB 3 million) of Hua Lan's assets to secure the return of such funds to the Company. The intermediate court in Taian City accepted the application on February 14, 2008 but the matter is still pending. Pending the outcome of the proceedings, Shandong Taibang increased its loss contingency reserve during its fourth quarter of 2007 from approximately $75,593 (RMB566,667) to $133,400 (RMB1,000,000) to cover its share of the enforcement of this judgment. During the fourth quarter of 2008, full amount of the judgment, including Feng Lin and Keliang Huang's portions of the judgment and the related fees, approximately $456,222 (RMB 3,109,900) has been withdrawn from Shandong Taibang's account. The Company recorded Feng Lin and Keliang Huang's portion of the judgment, approximately $304,143 (RMB2,073,234), as receivable as a result of the withdraw. As of December 31, 2008, the Company determined that it is unlikely that the Company will be able to recover such receivable from those two individuals and wrote off the receivable as bad debt expense.

In light of the foregoing, it is unlikely that the Company's planned acquisition of the assets of Bobai will go forward.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Dispute among Shareholders over Raising Additional Capital

On May 28, 2007, a 91% majority of Qianfeng's shareholders approved a plan to raise additional capital from private strategic investors through the issuance of an additional 20,000,000 shares of Qianfeng equity interests at RMB 2.80 per share. The plan required all existing Qianfeng shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority holder of Qianfeng's shares, the Guizhou Jie'an Company, or Jie'an, did not support the plan and did not agree to waive its right of first refusal. On May 29, 2007, the majority shareholders caused Qianfeng to sign an Equity Purchase Agreement with certain investors, pursuant to which the investors agreed to invest an aggregate of approximately $7,475,832 (RMB 50,960,000) in exchange for 18,200,000 shares, or 21.4%, of Qianfeng's equity interests. At the same time, Jie'an also subscribed for 1,800,000 shares, representing its 9% pro rata share of the 20,000,000 shares being offered. The proceeds from all parties were received by Qianfeng in accordance with the agreement.

In June 2007, Jie'an brought suit in the High Court of Guizhou province, China, against Qianfeng and the three other original Qianfeng shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie'an alleged that it had a right to acquire the shares waived by the original Qianfeng shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie'an and sustained the Equity Purchase Agreement, but on November 2008, Jie'an appealed the Guizhou High Court judgment to the People's Supreme Court in Beijing. On May 13, 2009, the People's Supreme Court sustained the original ruling and denied the rights of first refusal of Jie'an over the additional shares waived by the original Qianfeng's shareholders. The registration of the new investors as Qianfeng's shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce is still pending. Due to the flaws of the Equity Purchase Agreement and the pre-conditions of the agreement no longer valid, the Company is evaluating the possibility of voiding the agreement to maintain the original share structure. If the Company is unable to void the agreement, Dalin's interests in Qianfeng may be reduced to approximately 41.3%.

Dispute over Qianfeng Technical Consulting Agreement

In 1997, Qianfeng entered into a Technical Cooperation Agreement with Sin Kyung Ye, or Sin, a Korean individual, to provide certain fractionation equipment and transfer processing know-how to Qianfeng. In August 2004, Sin filed a law suit against Qianfeng with the Intermediate Court in Guiyang City, China, alleging non-payment of approximately, $14,670 (RMB 100,000) for his fractionation equipment and approximately, $733,500 (RMB 5,000,000) for the transfer of his technological know-how. The Intermediate Court ruled in favor of Sin and found that Qianfeng owed Sin approximately, $ 1,522,183 (RMB 10,376,160), but Qianfeng appealed the Intermediate Court ruling to the Guizhou High Court. The Guizhou High Court agreed in part with Qianfeng's grounds for appeal and reduced the amount of know-how transfer fee to approximately, $289,060 (RMB 1,970,413). In May 2007, Sin appealed the Guizhou High Court's decision to the People's Supreme Court in Beijing. The People's Supreme Court heard in April 2008, but had not issued its decision as of the date of this report.

Qianfeng Product Liability Claims

In January 2008, Qianfeng, along with two local hospitals and a local blood center, was sued in the Zhuhui District Court in Hengyang, Hunan province, China, by a resident of Hunan province, for approximately, $256,631 (RMB 1,749,358) in damages, in connection with his alleged HIV contamination via blood transfusion during the plaintiff's treatment following an April 2006 traffic accident. The Zhuhui District Court awarded the plaintiff approximately, $29,340 (RMB 200,000), but found that the defendants were not responsible for his HIV contamination. All parties appealed to the Zhuhui Middle Court. On December 4, 2008, the Zhuhui Middle Court remanded the case to the lower court for retrial, on grounds that the HIV contamination could not be directly linked to the plaintiff's treatment by the hospitals or to Qianfeng's products. There have been no further developments on this case as of the date of this report.

Administration Interference

Qianfeng is party to an administrative proceeding against the government of the Qiandongnan Autonomous Region, or the Qiandongnan Authorities, in Guizhou Province, China, in connection with the ownership of three of Qianfeng's eight plasma stations in Guizhou Province. Qianfeng was authorized to acquire a total of eight plasma stations in Guizhou Province based on several national and provincial administrative authorizations issued by the PRC State Council and the Guizhou Ministry of Health between 2006 and 2007, but to date, the governmental authorizations have not been fully implemented by the Qiandongnan Authorities. In early 2007, Qianfeng submitted approximately $1,173,465 (RMB 8,010,000) to the local finance department of Sansui County, Qiandongnan, for acquiring the Sansui Plasma Collection Station (“Sansui”), but the local finance department refused to honor the purchase and returned the full consideration to Qianfeng. Furthermore, subsequent local rulings published by the Qiandongnan Authorities February 28, 2008 appear to authorize another private company to acquire the Sansui and two other stations, the Zhengyuan Plasma Collection Station and the Shibing Plasma Collection Station. In December 2008 Qianfeng filed an administrative review application with the People's Government of Guizhou Province, or the Guizhou Provincial Government, but the Guizhou Provincial Government has delayed to make a final decision pending further review of regulations regarding administrative authorizations. Qianfeng has received verbal notification from staff in the Guizhou Provincial Government that the Qiandongnan Authorities have withdrawn the local rulings authorizing acquisition of the three plasma stations, but management has not received any written confirmation of such withdrawal. As a result, Qianfeng has maintained its application with the Guizhou Provincial Government for a formal administrative ruling on its right to acquire all eight plasma stations in Guizhou Province. In addition, Qianfeng has set aside the purchase price payable for Sansui pending the outcome of the administrative review.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 15 – Warrants and options

Warrants

On July 18, 2006, the Company entered into a securities purchase agreement with certain accredited investors and completed the sale of 2,200,000 shares of common stock and 1,070,000 warrants with an exercise price of $2.8425 per share. The warrants have a 5-year term and are callable by the Company if the shares trade at 160% of the exercise price for 15 consecutive trading days. On July 28, 2006, the Company also issued 214,000 warrants with an exercise price at $2.8425 (“Placement Agent Warrant”) to Lane Capital Markets, LLC, the placement agent. These warrants have a 5-year term and are non-callable.

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”, which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6. Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception. Because the strike prices of the 1,284,000 warrants issued in 2006 are denominated in USD which is different from the Company's functional currency, the RMB, in accordance with EITF 07-5 these warrants, which previously were treated as equity instruments pursuant to the derivative treatment exemption, no longer qualify as equity instruments.

As such, effective January 1, 2009, the Company reclassified the original fair value of these warrants of $738,449 from equity to a liability, as if these warrants were treated as a derivative liability since their date of issue in July 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $929,577 from beginning retained earnings and $1,668,026 to a long-term derivative liability to recognize the fair value of such warrants on such date.

In June 2008, warrants to purchase 40,000 shares of the Company's common stock were converted into common stock with an exercise price of $2.8425. The fair value of these warrants at the conversion date totaled $125,009 and was transferred to equity. In addition, the fair value of the remaining 1,244,000 common stock purchase warrants increased to $3,563,436 as of June 30, 2009. As such the Company recognized a loss of $1,627,448 and $2,020,471, respectively, from the change in fair value of these warrants for three and six months ended June 30, 2009.

On June 5, 2009, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company issued 3.8% Senior Secured Convertible Notes in the aggregate principal amount of $9,554,140 and Warrants to purchase up to 1,194,268 shares of common stock of the Company. The Warrants have a term of 3 years, an exercise price of $4.80 per share, as adjusted from time to time pursuant to anti-dilution and other customary provisions, and are exercisable by the Investors at any time after the date on which their related Notes are converted, except that if any of the Notes is converted in part, the Investors may only exercise a corresponding portion of the related Warrant. The Company also issued to the placement agents 93,750 Warrants to purchase common stock at an exercise price of $6.00 per share, expiring after 3 years.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

These common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model, based on the market price of the Company's common stock, volatility estimated at 130% based on a review of the historic volatility of the Company's common stock, an expected dividend yield of zero, the remaining life of the warrants and risk-free rates of return of 1.11% - 1.88%.

Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. The Company believes this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. The Company has no reason to believe future volatility over the expected remaining life of these warrants likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rates used are based on the yield on U.S. Treasury securities with a similar according to the remaining term as the warrants.

The summary of warrant activity is as follows:
		Weighted	Average
		Average	Remaining
	Warrants	Exercise	Contractual
	Outstanding	Price	Life
December 31, 2007	1,284,000	$2.84	3.55
Granted
Forfeited
Exercised
June 30, 2008(unaudited)	1,284,000	$2.84	3.30
Granted
Forfeited
Exercised
December 31, 2008	1,284,000	$2.84	2.55
Granted	1,288,018	4.89	3.00
Forfeited
Exercised	(40,000)	2.84	2.10
June 30, 2009(unaudited)	2,532,018	$3.88	2.63

Options

On May 9, 2008, the Company adopted the 2008 Equity Incentive Plan, which provides up to 5,000,000 shares of Company's Common Stock to be made available to employees and directors at various prices as established by the Board of Directors of the Company. On May 9, 2008, the Company granted options to purchase an aggregate of 937,500 shares of the Company's common stock under the 2008 Plan to certain directors and employees, pursuant to stock option agreements between the Company and each of these directors or employees. The options have an exercise price of $4.00 per share, will vest immediately and will expire on June 1, 2018. On July 24, 2008, the Company granted options to purchase an aggregate of 60,000 shares of the Company's common stock under the 2008 plan to its three independent directors. These options have an exercise price of $4.00 per share and 30,000 shares will be vested on January 24, 2009 and the remaining 30,000 shares will be vested on July 24, 2009, with the expiration date of July 24, 2018. As of December 31, 2008, there were 4,002,500 shares available under the plan.

The fair value of each option granted on May 9, 2008 and July 24, 2008 are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Granted on	May 9, 2008	July 24, 2008
Expected dividend yield	0%	0%
Risk-free interest rate	3.56%	3.56%
Expected life (in years)	5	5
Weighted average expected volatility	59.4%	81.2%

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2009 (Unaudited)

The volatility of the Company's common stock was estimated by management based on the historical volatility of the Company's common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on the Company's current and expected dividend policy. The value of the options was based on the Company's common stock price on the date the options were granted. Because the Company does not have a history of employee stock options, the Company utilized the simplified method to estimate the life of the options which is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. For the six months ended June 30, 2009, the Company expensed $54,967 in compensation expense. As of June 30, 2009, approximately $7,314 of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized as an expense over the employee's remaining weighted average service period of approximately 0.07 years. The options are accounted for as equity under SFAS 133 and EITF 00-19. The options activity is as follows:

			Weighted	Average
			Average	Remaining	Aggregate
	Options	Options	Exercise	Contractual	Intrinsic
	Outstanding	Exercisable	Price	Life	Value
December 31, 2007	-	-	$-	-	$-
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
June 30, 2008 (unaudited)	-	-	$-	-	$-
Granted	997,500	937,500	4.00	10.00	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
December 31, 2008	997,500	937,500	$4.00	9.43	$-
Granted	-	30,000	4.00	9.31	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
June 30, 2009 (unaudited)	997,500	967,500	$4.00	8.93	$-

Note 16 – Change in fair value of derivative liabilities

Loss (gain) on change in fair value of derivative liabilities for the three and six months ended June 30, 2009 comprised as following:

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
Change in fair value of derivative liabilities of:	(Unaudited)	(Unaudited)
Conversion option of convertible notes	$(755,942)	$(755,942)
Warrants attached to convertible notes	(372,591)	(372,591)
Warrants issued to placement agent	(28,444)	(28,444)
Subtotal	(1,156,977)	(1,156,977)
Warrants issued with prior placements	1,627,448	2,020,471
Initial charge to income from convertible notes	825,261	825,261
Total	$1,295,732	$1,688,755

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 17 – Interest expense (income), net

Interest expense (income), net for the three months ended June 30, 2009 and 2008 comprised as following:

	2009	2008
Interest expense (income), net	(Unaudited)	(Unaudited)
Interest expense – bank and other loans	$921,187	$18,755
Interest expense – convertible notes	21,178	-
Interest income	(58,451)	(19,601)
Total	$883,914	$(846)

Interest expense (income), net for the six months ended June 30, 2009 and 2008 comprised as following:

	2009	2008
Interest expense (income), net	(Unaudited)	(Unaudited)
Interest expense – bank and other loans	$1,543,636	$44,672
Interest expense – convertible notes	21,178	-
Interest income	(310,047)	(30,490)
Total	$1,254,767	$14,182

Note 18 – Statutory reserves

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

Reserve fund

10% of the net income determined in accordance with PRC accounting rules and regulations are transferred to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company's registered capital. As of June 30, 2009, approximately $6.7 million still needs to be transferred to statutory reserve. The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise expansion fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. The Company's policy is to transfer 5% of the Shandong Taibang's net income to this fund determined in accordance with the Company's policy.

Note 19 – Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. All permanent employees are entitled to an annual pension equal to their basic salaries at retirement. The PRC government is responsible for the benefit liability to these retired employees. The Company is required to make contributions to the state retirement plan at 20% of the monthly base salaries of the current employees. For the three months ended June 30, 2009 and 2008, the Company made pension contributions in the amount of $124,600 (unaudited) and $15,166 (unaudited), respectively. For the six months ended June 30, 2009 and 2008, the Company made pension contributions in the amount of $233,476 and $61,727, respectively,

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 20 - Noncontrolling interest and distribution

The roll forward of noncontrolling interest in the balance sheet is shown below:

	Fang Cheng	Shandong	Guizhou	Guiyang	Chongqing
	Plasma Co.	Taibang	Renyuan	Qianfeng	Dalin
	Minority	Minority	Minority	Minority	Minority	Total
	Owner	Owner	Owners	Owners	Owner	Noncontrolling
	(20%)	(17.24%)	(75%)	(46%)	(10%)	interest
December 31, 2007	$82,994	$4,098,344	$-	$-	$-	$4,181,338
Net income(loss)	(83,938)	3,387,779	-	-	-	3,303,841
Foreign currency translation gain/(loss)	944	301,303	-	-	-	302,247
Dividend declared	-	(2,982,045)	-	-	-	(2,982,045)
December 31, 2008	$-	$4,805,381	$-	$-	$-	$4,805,381
Dalin acquisition	-	-	2,559,441	17,612,664	1,773,871	21,945,976
Net income(loss)	(3,253)	2,367,426	(11, 756)	4,425,191	548,105	7,325,713
Foreign currency translation gain/(loss)	10,821	(13,876)	(2,650)	(19,383)	(1,889)	(26,977)
Dividend declared	-	(454,618)	-	(4,179,369)	-	(4,633,987)
June 30, 2009 (unaudited)	$7,568	$6,704,313	$2,545,035	$17,839,103	$2,320, 087	$29,416,106

Dividends declared are split pro rata between the shareholders according to their ownership interest. The payment of the dividends may occur at different times to the shareholders resulting in distributions which do not appear to be reflective of the minority ownership percentages. As of June 30, 2009, minority shareholders owned 17.24% of the Shandong Taibang, 10% of Dalin and 46% of Qianfeng. The table below shows the minority shareholder and dividends outstanding.

	Shandong Taibang	Guiyang Qianfeng	Total
	Noncontrolling	Noncontrolling	Noncontrolling
	shareholder	shareholder	shareholder
Distribution payable, December 31, 2007	$506,626	$-	$506,626
Dividend declared	2,982,045	-	2,982,045
Dividend paid	(288,300)	-	(288,300)
Foreign currency translation adjustments	51,983	-	51,983
Distribution payable, December 31, 2008	$3,252,354	$-	$3,252,354
Dividend declared	454,618	4,179,369	4,633,987
Dividend paid	(3,720,649)	(3,736,773)	(7,457,422)
Foreign currency translation adjustments	14,263	4,639	18,902
Distribution payable, June 30, 2009 (unaudited)	$586	$447,235	$447,821

Note 21 – Business combinations

On September 26, 2008, Logic Express entered into an equity transfer agreement with Dalin, a PRC limited liability company, and Fan Shaowen, Chen Aimin, Chen Aiguo and Yang Gang, the shareholders of Dalin, relating to the purchase of an aggregate 90% equity interest in Dalin, for a total purchase price of RMB194,400,000 (approximately $28,479,600), due in four installments. On April 14, 2009, the Company paid the third installment towards the acquisition which represented the payment of 90% of the purchase price in the aggregate, and in accordance with terms of the equity transfer agreement, Logic Holdings, the Hong Kong subsidiary, is now entitled to all the rights and privileges of a 90% shareholder in Dalin, including the right to receive its pro rata share of the profits generated by Dalin's 54% majority-owned operating subsidiary, Qianfeng Biological Products Co., Ltd., or Qianfeng, as of January 1, 2009, subject to a possible dilution to as low as 41.3%, if a dissenting Qianfeng shareholder prevails in a pre-existing suit to obtain additional equity interests in Qianfeng. The Company is obligated to pay the fourth and final installment, representing the remaining 10% of the Dalin purchase price, on or before April 9, 2010, the one-year anniversary of the local Administration for Industry and Commerce's approval of the equity transfer. On January 16, 2009, Qianfeng's shareholders, including Dalin, elected four members to its seven member Board of Directors that were nominated by Dalin, and on January 17, 2009, the Qianfeng's Board of Directors elected a new management team consisting of all Logic Express' and Dalin's appointees, including a new CEO, Executive Senior Vice President, CFO and Director of Sales. The operational control of Qianfeng passed to the Company effective January 1, 2009. The results of Dalin's and its subsidiaries' operations from January 1, 2009 through June 30, 2009 are included in the Company's Consolidated Statements of Income and Comprehensive Income.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Effective January 1, 2009, the Company adopted FAS 141R, “Business Combinations” to replace FAS 141, “Business Combinations”. FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces FAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. FAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with FAS 141R).

The Company's acquisition of Dalin was accounted for in accordance with FAS 141R and the Company has allocated the purchase price of Dalin based upon the fair value of the net assets acquired and liabilities assumed and the fair value of the noncontrolling interest measured at the acquisition date. The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with FAS 141R and, expect for cash and cash equivalents, fair value was estimated using level 3 inputs under SFAS No. 157. Level 3 inputs for the nonfinancial assets included a valuation report (prepared by a third party appraisal firm) that primarily utilized a combination of Income approach, cost approach and Market approach valuation techniques. Level 3 inputs for other assets and liabilities included present value techniques applied to after-tax income, expected after-tax cash flows and estimated selling prices (less costs of disposal and profit allowance) for inventories. In accordance with SFAS No. 142, “Goodwill and Other Intangibles Assets”, indefinite lived intangibles and goodwill are not being amortized.

The following table summarizes the net book value and the fair value of the assets acquired and liabilities assumed at the date of acquisition, which represents the purchase price allocation at the date of the acquisition of Dalin based on valuation report which was prepared by a third party appraisal firm:

	Net Book Value	Fair Value
Current assets	$26,883,246	$26,883,246
Property, plant and equipment, net	6,060,024	8,098,959
Intangibles	1,729,112	21,471,408
Other non-current assets	3,449,162	3,449,162
Goodwill	-	12,425,589
Total assets	38,121,544	72,328,364
Total liabilities	21,911,373	21,911,373
Net assets	$16,210,171	$50,416,991

The Company determined the $50.4 million fair value of the acquired assets of Dalin based on an evaluation by an independent appraisal and the final asset evaluation by the management. Pursuant to FAS 141R, the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed shall be recognized as goodwill. As a result, the $12.4 million of goodwill was due to the acquisition purchase price over the fair value of the assets acquired. During the three months ended June 30, 2009, the Company did not record any impairment charge from write-downs of purchased intangible assets since the Company do not identify any trends caused a reduction in expected future cash flows.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

Pro Forma

The following unaudited pro forma condensed income statement for the six months ended June 30, 2009 and 2008 were prepared under generally accepted accounting principles as if the acquisition of Dalin has occurred on January 1, 2008. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Revenues	$33,181,545	$26,125,683	$54,330,143	$42,347,019
Cost of revenues	9,161,765	8,760,278	15,376,695	13,605,107
Gross profit	24,019,780	17,365,405	38,953,448	28,741,912
Operating expenses	7,487,272	5,584,976	12,357,402	8,943,013
Other expenses, net	2,254,031	56,979	3,028,975	142,782
Provision for Income taxes	2,982,101	3,338,105	5,012,295	4,766,337
Net income before noncontrolling interest	11,296,376	8,385,345	18,554,776	14,889,780
Less: net income attributable to noncontrolling interest	4,325,631	3,359,106	7,325,713	5,495,540
Net income attributable to controlling interest	$6,970,745	$5,026,239	$11,229,063	$9,394,240
Basic - earning per share
Weighted average number of shares	21,442,909	21,434,942	21,438,948	21,434,942
Earnings per share	$0.33	$0.23	$0.52	$0.43
Diluted - earning per share
Weighted average number of shares	21,811,473	21,664,429	21,527,509	21,808,852
Earnings per share	$0.32	$0.23	$0.52	$0.42

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to, among others: our potential inability to raise additional capital that is necessary to fund our operations and our expansion, including our intended acquisitions; the possibility that third parties hold proprietary rights that preclude us from marketing our products; the emergence of additional competing technologies; changes in domestic and foreign laws, regulations and taxes; changes in economic conditions; uncertainties related to China's legal system and economic, political and social events in China; a general economic downturn; a downturn in the securities markets; and Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks.” Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Report are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 at Item 1A. “Risk Factors.”

Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events, except as required by law.

Use of Terms

Except as otherwise indicated by the context, all references in this report to (i) “China Biologic,” the “Company,” “we,” “us,” or “our,” are references to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries; (ii) “Logic Express” are to our wholly owned subsidiary Logic Express Limited, a BVI company; (iii) “Logic Holding” are to our wholly-owned subsidiary Logic Holding (Hong Kong) Limited, a Hong Kong company; (iv) “Shandong Taibang” are to our subsidiary Shandong Taibang Biological Products Co. Ltd., a sino-foreign joint venture incorporated in China; (v) “Dalin” are to our majority owned subsidiary, Chongqing Dalin Biologic Technologies Co., Ltd., a PRC limited company; (vi) “Qianfeng” are to our majority owned subsidiary Qianfeng Biological Products Co., Ltd., a PRC company; (vii) “Huitian” are to our minority owned subsidiary Xi'an Huitian Blood Products Co., Ltd., a PRC company; (viii) “Securities Act” are to the Securities Act of 1933, as amended; (ix) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (x) “RMB” are to Renminbi, the legal currency of China; (xi) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (xii) “China” and “PRC” are to the People's Republic of China; (xiii) “BVI” are to the British Virgin Islands; and (xiv) “Hong Kong” are to the Hong Kong Special Administrative Region of China.

Overview of Our Business

We are a biopharmaceutical company and through our indirect Chinese subsidiaries, Shandong Taibang and Qianfeng, we are principally engaged in the research, development and manufacturing of plasma-based pharmaceutical products in China. Shandong Taibang operates from our manufacturing facility located in Tai'an City, Shandong Province and Qianfeng operates in Guizhou Province. Our minority owned subsidiary, Huitian, operates from facilities in Xi'an Province. The plasma-based biopharmaceutical manufacturing industry in China is highly regulated by both the provincial and central governments. Accordingly, the manufacturing process of our products is strictly monitored from the initial collection of plasma from human donors to finished products. Our principal products include our approved human albumin and immunoglobulin products.

We are approved to sell human albumin 20%/10ml, 20%/25ml and 20%/50ml. Human albumin is our top-selling product. Sales of these human albumin products represented approximately 47.4% and 57.5% of our total revenues, respectively, for the three months ended June 30, 2009 and 2008. Human albumin is principally used to increase blood volume while immunoglobulin is used for certain disease preventions and cures. Shandong Taibang's approved human albumin and immunoglobulin products use human plasma as the basic raw material. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. All of our products are prescription medicines administered in the form of injections.

We sell our products to customers in the PRC, mainly hospitals and inoculation centers. Our sales have historically been made on the basis of short-term arrangements and our largest customers have changed over the years. For the three months ended June 30, 2009 and 2008, our top 5 customers accounted for approximately 17.5% and 16.3%, respectively, of our total revenue. For the six months ended June 30, 2009 and 2008, our largest customer accounted for approximately 4.2% and 4.2%, of our revenue, respectively. As we continue to diversify our geographic presence, customer base and product mix, we expect that our largest customers will continue to change from year to year.

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

The following chart reflects our corporate organizational structure:

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the second quarter of 2009, which resulted in growth in our revenue and net income. The following are some financial highlights for the three months ended June 30, 2009:

  Revenue: Revenue increased $21,255,703, or 178.2%, to $33,181,545 for the three months ended June 30, 2009, from $11,925,842 for the same period in 2008.

  Income from operations: Income from operations increased $11,564,972, or 232.8%, to $16,532,508 for the three months ended June 30, 2009, from $4,967,536 for the same period in 2008.

  Net income: Net income increased $4,936,591, or 242.7%, to $6,970,745 for the three months ended June 30, 2009, from $2,034,154 for the same period in 2008.

  Fully diluted net income per share: Fully diluted net income per share was $0.32 for the three months ended June 30, 2009, as compared to $0.09 for the same period in 2008.

Recent Developments

Dalin Acquisition and Entrustment Agreement

We acquired a 90% interest in Dalin in January 2009 and completed the transaction in April 2009 upon our payment of 90% of the purchase price. We are obligated to pay the remaining 10% of the purchase price, RMB 19,440,000 (approximately $2,847,960), on or before April 9, 2010, the one-year anniversary of the Dalin equity transfer's approval by the local Administration for Industry and Commerce. Qianfeng is one of the largest plasma-based biopharmaceutical companies in China and is the only manufacturer currently operating in Guizhou Province. With a population of 39 million, Guizhou Province has historically produced the highest volumes of plasma collection in China, because a higher proportion of its population has been willing to engage in the collection process. Guizhou Province has a total of 19 plasma collection stations in operation, collecting approximately 1,200 metric tons of plasma supply each year. Qianfeng owns seven of these plasma collection stations, of which six are currently in operation and collecting approximately 250 metric tons of plasma per year, with an annual capacity of 400 metric tons. We intend to employ more advanced collection techniques at these stations to improve yields and generate additional plasma supply. Qianfeng is in compliance with Good Manufacturing Practices, or GMP, standards, and has been approved by the PRC's State Food and Drug Administration or the SFDA to produce six types of plasma-based products including Human Albumin, Human Immunoglobulin, Human Intravenous Immunoglobulin, Human Hepatitis B Immunoglobulin, Human Tetanus Immunoglobulin and Human Rabies Immune Globulin. Based on publicly available data published by the PRC government, we believe that Qianfeng currently controls approximately 9.5% of the market for plasma-based biopharmaceutical products in China.

On April 6, 2009, Logic Express entered into an equity transfer and entrustment agreement, or Entrustment Agreement, among Logic Express, Shandong Taibang, and the Shandong Institute of Biological Products, or the Shandong Institute, the holder of the minority interests in Shandong Taibang, pursuant to which, Logic Express agreed to permit Shandong Taibang and the Shandong Institute to participate in the indirect purchase of Qianfeng's equity interests. Under the terms of the Entrustment Agreement, Shandong Taibang agreed to contribute 18% or RMB 35,000,000 (approximately $5,116,184) of the Dalin purchase price and the Shandong Institute agreed to contribute 12.86% or RMB 25,000,000 (approximately $3,654,917) of the Dalin purchase price. Logic Express is obligated to repay to Shandong Taibang and the Shandong Institute their respective investment amounts on or before April 6, 2010, along with their pro rata share, based on their percentage of the Dalin purchase price contributed, of any distribution on the indirect equity investment in Qianfeng payable to Logic Express during 2009. Logic Express has agreed that if these investment amounts are not repaid within five days of the payment due date, then Logic Express is obligated to pay Shandong Taibang and the Shandong Institute liquidated damages equal to 0.03% of the overdue portion of the amount due until such time as it is paid. Logic Express has also agreed to pledge 30% of its ownership in Shandong Taibang to the Shandong Institute as security for nonpayment. If failure to repay continues for longer than 3 months after the payment due date, then the Shandong Institute will be entitled to any rights associated with the pledged interests, including but not limited to rights of disposition and profit distribution, until such time as the investment amount has been repaid. Logic Express also provided a guarantee that Shandong Taibang and the Shandong Institute will receive no less than a 6% return based on their original investment amount.

In May 2007, Qianfeng raised capital from private strategic investors. All existing Qianfeng shareholders, except a minority shareholder, waived their right of first refusal. The investment occurred, with Qianfeng issuing shares to the investors as well as the minority shareholder's proportionate share of the newly issued shares. That minority shareholder brought suit against Qianfeng and the three other original shareholders claiming a right of first refusal to shares as to which those shareholders waived their first refusal right. In May 2009, the People's Supreme Court upheld the lower court's ruling against the minority shareholder. The registration of the strategic investors as Qianfeng and the related increase in capital, which was stayed pending outcome of the suit, is still pending. Due to flaws of agreement relating to the strategic investors' investment the pre-condition to the agreement was not valid. The Company is evaluating the possibility of voiding the agreement. If the Company is unable to void the agreement, Dalin's interest in Qianfeng may be reduced from 54% to 41.3%.

Huitian Acquisition

We acquired a 35% interest in Huitian in October 2008 and completed the transaction in July 2009 upon our final payment of the purchase price. Huitian is a manufacturer of plasma-based biopharmaceutical products in Shaanxi Province and is one of only 32 such manufacturers in China who are government approved. Shaanxi Province, which has a population of 37 million, has had a historically high collection volume with approximately ten plasma collection stations in operation, collecting approximately 300 metric tons of plasma each year. Only four of the collection stations in Shaanxi Province are government approved and three of these are owned by Huitian. Huitian produces about 80 metric tons of plasma-based products per year and has 200 tons of annual production capacity. Huitian believes that it currently controls approximately 1.2% of the market for plasma-based biopharmaceutical products in China, which management believes to be a strong indicator of long-term growth. Huitian is in compliance with GMP standards and it is also approved by the SFDA for the production of Human Albumin, Human Immunoglobulin, Human Immunoglobulin for Intravenous Injection, and Human Hepatitis B Immunoglobulin products.

Principal Factors Affecting Our Financial Condition

The following are key factors that affect our financial condition and results of operations and we believe them to be important to the understanding of our business:

Global Financial Crisis

The ongoing downturn in global financial markets has is expected to slow down China's GDP growth, and may have an adverse effect on the demand for our products which are still not affordable to many PRC patients. If the current global economic slowdown continues and a depressed economic environment make our products less affordable to more patients or result in an overall decreased demand for our products, such reductions and disruptions could have a material adverse effect on our projected total sales increase and deteriorate our profit margins.

We believe that due to the rate of attrition of non-compliant companies in the wake of increased governmental regulations imposed on our industry, we have not yet seen a decline in the demand for our products. However, we can give no assurance that this demand for our products will continue.

Raw Material Prices

The primary raw material used in the production of our albumin and immunoglobulin products is human plasma. These products are still not affordable to many PRC patients. As China's economy grows, we expect more Chinese people will become consumers of medical treatments and procedures, including procedures requiring the use of human plasma, resulting in increased demand for human plasma. Collection of human plasma in China is regulated and until 2006, only licensed Plasmapheresis stations owned and operated by the government could collect human plasma. Each collection station was only allowed to supply plasma to the one manufacturer that has signed the “Quality Responsibility” statement with such collection station. The price of human plasma is negotiated on an annual basis and is determined by a number of factors including, but not limited to, the cost of operating the collection stations, the nutritional supplement fee awarded to the donors for each donation, and the anticipated volume of total plasma donated. However, in March 2006, the Ministry of Health promulgated certain “Measures on Reforming Plasma Collection Stations,” whereby the ownership and management of PRC plasma stations are required to be transferred to plasma-based biopharmaceutical companies while the regulatory supervision and administrative control remain with the State. Plasma stations that did not complete their reform by December 31, 2006, risked revocation of their license to collect plasma.

In December 2006, we acquired five of the six then existing plasma stations in Shandong. On January 1, 2007, we obtained the permit to operate these stations. These acquisitions have allowed us to have direct influence on the operation of these collection stations and secure a stable source of plasma supply for production. In April 2007, we acquired two plasma stations in Guangxi Province, and we obtained permit to operate them.

Our recent acquisitions have led to an increase in our plasma supply and did not result in any material differences in our cost structure. Due to current market conditions, we have generally been able to pass substantially all cost increases in recent years on to our customers.

Prices of and Demand for Our Products

In recent years, due to increased regulatory restrictions and market demand, we have been able to increase the selling price of most of our key products. The demand for our products is largely affected by the general economic conditions in China. Currently, our products are still not affordable to many patients. As China's economy grows, we expect more Chinese people will become consumers of medical treatments and procedures, including procedures requiring human plasma. A significant improvement in the economic environment in China will likely improve consumer income which in turn would make our products more affordable and consequently increase the demand for our products. We have been able to expand our product range and markets by introducing new products required by customers. We believe that our technical expertise is important in introducing products that are in demand.

Production Capacity

Our sales volume is limited by our annual production capacity. As we grow our business in the future, our ability to fulfill additional and larger orders will depend on our ability to increase our production capacity. Our plan to expand our production capacity will depend on, inter alia, the availability of capital to meet our needs of expansion or upgrading of production lines, and the availability of stable plasma supply.

As of December 2008, our production capacity was 700 metric tons per annum. We estimate that the production capacity of our major competitors ranges from 300 metric tons to 1,000 metric tons per annum. Due to the shortage of raw material supply, our current production capacity should be sufficient for next couple years.

Competition

We are subject to intense competition. There are both local and overseas pharmaceutical enterprises that are engaged in the manufacture and sale of potential substitute or similar biopharmaceutical products as our products in the PRC. These competitors may have more capital, better research and development resources, manufacturing and marketing capability and experience than we do. In our industry, we compete based upon product quality, product cost, ability to produce a diverse range of products and logistical capabilities.

We believe that we have strengthened our position in the marketplace with our recent acquisition of a 90% equity interest in Dalin and its 54% majority-owned operating subsidiary, Qianfeng and a 35% equity interest in Huitian, a Xi'an -based biopharmaceutical company.

Our profitability may be adversely affected if (i) competition intensifies; (ii) competitors drastically reduce prices; or (iii) competitors develop new products or product substitutes with comparable medicinal applications or therapeutic effects which are more effective or less costly than those produced by us.

Taxation

United States and British Virgin Islands

We are subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we have no income taxable in the United States. Our subsidiary, Logic Express, was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes.

China

Before the implementation of the New EIT Law described below, Foreign Invested Enterprises, or FIEs, established in the PRC were generally subject to an enterprise income tax, or EIT, rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax.

On March 16, 2007, the National People's Congress of China passed a new Enterprise Income Tax Law, or the New EIT Law, and on December 6, 2007, the State Council of China passed the Implementing Rules for the New EIT

Law, or the Implementing Rules, which took effect on January 1, 2008. The New EIT Law and Implementing Rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these changes, the New EIT Law gives foreign-invested enterprises, or FIEs, established before March 16, 2007, or Old FIEs, such as our 82.76% owned subsidiary Shandong Taibang, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatment. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT law, can continue to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization's business, fiscal condition and current operations in China.

As a sino-foreign joint venture company, Shandong Taibang has been granted a preferential tax holiday by the Tax Bureau of the PRC as of 2003. Accordingly, Shandong Taibang is entitled to tax concessions from 2003 whereby the profit for the first two financial years beginning with the first profit-making year is exempt from income tax in the PRC, and the profit for each of the subsequent three financial years is taxed at 50% of the prevailing state income tax rate. Local income tax of 3% is exempted for five years starting from the first profit-making year. Shandong Taibang will be allowed the benefits of tax holidays under the grandfather treatment over a five-year transition period, and the applicable income rate will be 25% after the tax holiday. According to the PRC's central government policy, new or high technology companies will enjoy preferential tax treatment of 15%, instead of 25%. On February 12, 2009, Shandong Taibang received the new technology or high technology certification from Shandong provincial government. The Certification allows Shandong Taibang to receive the 15% preferential income tax rate, for a period of three years starting from January 1, 2008.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operation reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) ½ of directors with voting rights or senior management often reside in China. Such resident enterprise would be subject to an EIT rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

However, we may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its Implementing Rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

Results of Operations

Comparison of Three Months Ended June 30, 2009 and June 30, 2008

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue.

(All amounts, other than percentages of revenue, in U.S. Dollars)

	Three Months Ended June 30,					Period-over-period
	2009			2008		Increase (Decrease)
		% of			% of
	Amount	Revenue		Amount	Revenue	Amount	%
Revenue	$33,181,545	100.0%		$11,925,842	100.0%	$21,255,703	178.2%
Costs of revenue	9,161,765	27.6%		3,638,128	30.5%	5,523,637	151.8%
Gross profit	24,019,780	72.4%		8,287,714	69.5%	15,732,066	189.8%

Operating Expenses:
Selling expenses	1,114,614	3.4%		510,565	4.3%	604,049	118.3%
General and administrative expenses	6,004,802	18.1%		2,529,780	21.2%	3,475,022	137.4%
Research and development expenses	367,856	1.1%		279,833	2.3%	88,023	31.5%
Total operating expenses	7,487,272	22.6%		3,320,178	27.8%	4,167,094	125.5%
Income from operations	16,532,508	49.8%		4,967,536	41.7%	11,564,972	232.8%

Other Expense (Income):
Equity in loss (income) of unconsolidated affiliate	90,390	0.3%		-	-	90,390	100.0%
Change in fair value of warrant liabilities	1,295,732	3.9%		-	-	1,295,732	100.0%
Interest expense (income), net	883,914	2.7%		(846)	0.0%	884,760	104,581.6%
Other expense (income), net	(16,005)	(0.0%	)	52,041	0.4%	(68,046)	(130.8%	)
Total other expense	2,254,031	6.8%		51,195	0.4%	2,202,835	4,302.8%
Income before taxes and non-
controlling interest	14,278,477	43.0%		4,916,341	41.2%	9,362,136	190.4%

Provision for income taxes	2,982,101	9.0%		2,123,843	17.8%	858,258	40.4%
Non-controlling interest	4,325,631	13.0%		758,344	6.4%	3,567,287	470.4%
Net income attributable to controlling interest	$6,970,745	21.0%		$2,034,154	17.1%	$4,936,591	242.7%

Revenues

Our revenues are derived primarily from the sales of our human albumin and immunoglobulin products. Our revenues increased 178.2%, or $21,255,703, to $33,181,545 for the three months ended June 30, 2009, compared to revenues of $11,952,842 for the same period of 2008. The increase in revenues during the second quarter of 2009 is primarily attributable to a general increase in the price of plasma-based products, but was partially offset by a decrease in our sales volume for two of our products. Among the factors that contributed to the growth in revenue, foreign exchange translation accounted for 5.2% of the increase. Our second quarter financial results also benefited from the consolidation of Dalin, which we acquired in the first quarter of 2009. Dalin contributed approximately $14.4 million in revenue, which accounted for approximately 43.4% of our total revenue for the second quarter of 2009. All of our approved products, except human hepatitis B immunoglobulin, recorded price increases ranging from 2.1% to 46.1% . For the quarter ended June 30, 2009, the average price for our approved human albumin products, which contributed 47.4% to our total revenues, increased 2.1%, the average price for our approved human immunoglobulin for intravenous injection products, which contributed 42.6% to our revenues, increased 13.3%, and the average price for our approved human tetanus immunoglobulin products, which contributed 1.0% to our revenue, increased 46.1%, the average price for our approved human rabies immunoglobulin products, which contributed 2.8% to our revenue, increase 37.5%, as compared to the same period in 2008. On July 1, 2008, the SFDA implemented the new 90-day quarantine period on plasma raw material. This new measure further tightens the raw material that is available for production, and has adversely impacted the already short supply of plasma-based products. As a result, during the second quarter of 2009, the supply of plasma-based products remained very tight industry-wide.

The continuing price increase of our products since 2008 was primarily attributable to the government's stringent control on the quality standard of the plasma-based production industry, which resulted in a shortage in the supply of finished products. We were able to adjust our production plan to take advantage of the limited market supply of plasma resources to realize higher profit margins. In addition, there is a shortage in the market supply for human albumin products which has increased the value of our products in the market place. The plasma-based industry has been immune from the impact of the on-going global financial crisis as the demand for our products has out-paced supply. As a result, our selling price, cost of revenue and operating expenses during the second quarter of 2009 were not impacted by the global financial turmoil. With the acquisition of Dalin, and its operating subsidiary Qianfeng, we are better situated to serve our existing and new customers with expanded production capacity and market coverage. Our management expects that our revenue growth will remain strong for the remainder of 2009.

Cost of Revenues

Our cost of sales increased $5,523,637, or 151.8%, to $9,161,765 for the quarter ended June 30, 2009, from $3,638,128 during the same period in 2008. This increase was partly due to a 4.7% increase in foreign exchange translation, in addition to an actual 147.1% increase in cost of revenues. The increase in cost of revenues is primarily due to our consolidation of Dalin and the increase in the cost of raw materials during the 2009 period. Cost of revenues as a percentage of sales revenue was 27.6% for the quarter ended June 30, 2009, as compared to 30.5% during the same period in 2008. The decrease in cost of revenues as a percentage of sales revenue is primarily due to the sales increase in higher gross margin products, which was partially offset by the increase in raw material costs in connection with the expansion of our donor base during the 2009 period.

Gross Profit

Gross profit increased by $15,732,066, or 189.8%, to $24,019,780 for the quarter ended June 30, 2009, from $8,287,714 for the same period in 2008. As a percentage of sales revenue, our gross profit margin increased by 2.9% to 72.4% for the quarter ended June 30, 2009, from 69.5% for the same period in 2008. The increase in our gross profit as a percentage of revenues is due primarily to the general price increase and increase in sales of higher margin products, which partially offset by the increase in our raw material costs.

Operating Expenses

Our total operating expenses increased by $4,167,094, or 125.5%, to $7,487,272 for the quarter ended June 30, 2009, from $3,320,178 for the same period in 2008. The increase was primarily attributable to the 137.4% increase in our general and administrative expenses during the 2009 period, as well as the 118.3% increase in selling expense and the 31.5% increase in our research and development expenses. As a percentage of sales revenue, total operating expenses decreased by 5.3% to 22.6% .

     Selling Expenses. For the quarter ended June 30, 2009, our selling expenses increased to $1,114,614, from $510,565 for the quarter ended June 30, 2008, an increase of $604,049, or 118.3% . As a percentage of sales, our selling expenses for the quarter ended June 30, 2009 decreased by 0.9%, to 3.4%, from 4.3% for second quarter 2008. The increase in selling expenses is due primarily to our consolidation of Dalin's selling activities as well as more efforts spent on broadening new hospital customers. The decrease in selling expenses as a percentage of sales is due to our expanded sales following the Dalin acquisition.

     General and Administrative Expenses. For the three months ended June 30, 2009, our general and administrative expenses increased to $6,004,802, from $2,529,780 for the quarter ended June 30, 2008, a $3,475,022, or 137.4% increase. General and administrative expenses as a percentage of sales decreased by 3.1% to 18.1% for the second quarter of 2009, from 21.2% for the same period in 2008. The dollar increase was mainly due to an increase of $2.0 million in our personnel-related costs and extra $0.8 million of depreciation and amortization expenses in connection with our acquisition of Dalin as result of fair value adjustments as well as additional professional service charge related to the acquisition of Dalin. Non-cash employee compensation for the quarter ended June 30, 2009 decreased to $27,594, from $1,263,188 for the same period in 2008, primarily as a result of grants to employees, consultants and directors made under our 2008 Equity Incentive Plan during the second quarter of 2008. The $27,594 compensation expense, which was included in the General and Administrative Expenses, represents the amortization of the compensation expense related to the grant of options to the independent directors.

     Research and Development Expenses. For the quarter ended June 30, 2009 and 2008, our research and development expenses were $367,856 and $279,833, respectively, an increase of $88,023 or 31.5% . As a percentage of revenues, our research and development expenses for the quarter ended June 30, 2009 and 2008 were 1.1% and 2.3%, respectively. The dollar increase was due primarily to the consolidation of Dalin and increased costs from continuing clinical trial on new products.

Change in Fair Value of Derivative Liability

The Company analyzes all financial instruments with features of both liabilities and equity under FAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” and EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock.” Before the adoption of EITF 07-5 as of January 1, 2009, the warrants issued in 2006 were accounted for as equity instruments. Because the strike price of the warrants is denominated in USD and the Company's functional currency is the RMB, the warrants are now classified as a derivative liability carried at fair value, with periodic changes in the fair value charged or credited to income each period. Similarly, the embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants that were issued in June 2009 are classified as derivative liabilities carried at fair value. For the three months ended June 30, 2009 and 2008, the Company recognized a loss on the change in the fair value of derivative liabilities of $1,295,732 and $0, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

Interest Expense (income), net

Our net of interest expense increased $884,760 to $883,914 for the quarter ended June 30, 2009, from an interest income of $846 for the same period in 2008. The increase in interest expense is primarily due to financing related to the acquisition of Dalin.

Income before Taxes and Non-Controlling Interest

Income before taxes and non-controlling interest for the three months ended June 30, 2009 and 2008 was $14,278,477 and $4,916,341, respectively, an increase of $9,362,136, or 190.4%. Income before taxes and non-controlling interest as a percentage of revenues was 43.0% and 41.2% for the three months ended June 30, 2009 and 2008, respectively. The increase is due directly to an increase in the selling prices of our products and the consolidation of Dalin.

Provision for Income Taxes

Our provision for income taxes increased $858,258, or 40.4%, to $2,982,101 for the quarter ended June 30, 2009, from $2,123,843 for the same period in 2008. The increase in provision for income taxes is mainly due to the consolidation of Dalin, which was offset by the decrease of Taibang's provision for income taxes as Taibang accrued its 2008 taxes at 25% before it was granted with preferential 15% tax rate for the 2008 tax year in early 2009. Our effective tax rate for the quarter ended June 30, 2009 and 2008 was 20.9% and 43.2%, respectively.

Non-controlling interest

Non-controlling interest increased $3,567,287, or 470.4%, to $4,325,631 for the quarter ended June 30, 2009, from $758,344 for the same period in 2008.

Net Income attributable to controlling interest

As a result of the factors described above, net income attributable to controlling interest increased $4,936,591, or 242.7%, to $6,970,745 during the three months ended June 30, 2009, from $2,034,154 for the same period in 2008.

Comparison of Six Months Ended June 30, 2009 and June 30, 2008

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue.

(All amounts, other than percentages of revenue, in U.S. Dollars)

	Six Months Ended June 30,				Period-over-period
	2009		2008		Increase (Decrease)
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$54,330,143	100.0%	$19,774,849	100.0%	$34,555,294	174.7%
Costs of revenue	15,376,695	28.3%	5,587,026	28.3%	9,789,669	175.2%
Gross profit	38,953,448	71.7%	14,187,823	71.7%	24,765,625	174.6%

Operating Expenses:
Selling expenses	1,694,110	3.1%	1,005,094	5.1%	689,016	68.6%
General and administrative expenses	9,827,709	18.1%	4,121,854	20.8%	5,705,855	138.4%
Research and development expenses	835,583	1.5%	463,615	2.3%	371,968	80.2%
Total operating expenses	12,357,402	22.7%	5,590,563	28.3%	6,766,839	121.0%

Income from operations	26,596,046	49.0%	8,597,260	43.5%	17,998,786	209.4%

Other Expense (Income):
Equity in loss (income) of unconsolidated affiliate	50,143	0.1%	-	-	50,143	100.0%
Change in fair value of warrant liabilities	1,688,755	3.1%	-	-	1,688,755	100.0%
Interest expense (income), net	1,254,767	2.3%	14,182	0.1%	1,240,585	8,747.6%
Other expense (income), net	35,310	0.1%	52,452	0.2%	(17,142)	(32.7%	)
Total Other Expense	3,028,975	5.6%	66,634	0.3%	2,962,340	4,445.7%

Income before taxes and non- controlling interest	23,567,071	43.4%	8,530,626	43.1%	15,036,445	176.3%

Provision for income taxes	5,012,295	9.2%	2,864,325	14.5%	2,147,970	75.0%
Non-controlling interest	7,325,713	13.5%	1,364,347	6.9%	5,961,366	436.9%

Net income	$11,229,063	20.7%	$4,301,954	21.8%	$6,927,109	161.0%

Revenues

Our revenues are derived primarily from the sales of our human albumin and immunoglobulin products. Our revenues increased 174.7%, or 34,555,294, to $54,330,143 for the six months ended June 30, 2009, compared to revenues of $19,774,849 for the same period of 2008. The increase in revenues during the first six months of 2009 is primarily attributable to a general increase in the price of plasma based products, but was partially offset by a decrease in our sales volume for two of our products. Among the factors that contributed to the growth in revenue, foreign exchange translation accounted for 8.9% of the increase. Our financial results for the six months ended June 30, 2009 also benefited from the consolidation of Dalin, which we acquired in the first quarter of 2009. Dalin contributed approximately $23.4 million in revenue, which accounted for approximately 43.6% of our total revenue for the six months ended June 30, 2009. All of our approved products, except human hepatitis B immunoglobulin, recorded price increases ranging from 5.4% to 47.6% . For the six months ended June 30, 2009, the average price for our approved human albumin products, which contributed 51.6% to our total revenues, increased 5.4%, the average price for our approved human immunoglobulin for intravenous injection products, which contributed 35.9% to our revenues, increased 19.1%, and the average price for our approved human tetanus immunoglobulin products, which contributed 2.5% to our revenue, increased 13.8%, and the average price for our approved human rabies immunoglobulin products, which contributed 4.7% to our revenues, increased 47.6%, as compared to the same period in 2008. On July 1, 2008, the SFDA implemented the new 90-day quarantine period on plasma raw material. This new measure further tightens the raw material that is available for production, and has adversely impacted the already short supply of plasma-based products. As a result, during the six months ended June 30, 2009, the supply of plasma-based products remained very tight industry-wide.

The continuing price increase of our products since 2008 was primarily attributable to the government's stringent control on the quality standard of the plasma-based production industry, which resulted in a shortage in the supply of finished products. We were able to adjust our production plan to take advantage of the limited market supply of plasma resources to realize higher profit margins. In addition, there is a shortage in the market supply for human albumin products which has increased the value of our products in the market place. The plasma-based industry has been immune from the impact of the on-going global financial crisis as the demand for our products has out-paced supply. As a result, our selling price, cost of revenue and operating expenses during the second quarter of 2009 were not impacted by the global financial turmoil. With the acquisition of Dalin, and its operating subsidiary Qianfeng, we are better situated to serve our existing and new customers with expanded production capacity and market coverage. Our management expects that our revenue growth will remain strong for the remainder of 2009.

Cost of Revenues

Our cost of sales increased $9,789,669, or 175.2%, to $15,376,695 for the six months ended June 30, 2009, from $5,587,026 during the same period in 2008. This increase was partly due to an 8.9% increase in foreign exchange translation, in addition to an actual 166.3% increase in cost of revenues. The increase in cost of revenues is primarily due to our consolidation of Dalin and the increase in the cost of raw material costs in connection with the expansion of our donor base during the 2009 period. Cost of revenues as a percentage of sales revenue remains at 28.3% for the six months ended June 30, 2009 and 2008.

Gross Profit

Gross profit increased by $24,765,625, or 174.6%, to $38,953,448 for the six months ended June 30, 2009, from $14,187,823 for the same period in 2008. As a percentage of sales revenue, our gross profit margin remains at 71.7% for the six months ended June 30, 2009 and 2008. The amount increase in our gross profit is due primarily to the consolidation of Dalin.

Operating Expenses

Our total operating expenses increased by $6,766,839, or 121.0%, to $12,357,402 for the six months ended June 30, 2009, from $5,590,563 for the same period in 2008. The increase was primarily attributable to the 138.4% increase in our general and administrative expenses during the 2009 period, as well as the 68.6% increase in selling expense, and the 80.2% increase in Research and development expenses. As a percentage of sales revenue, total operating expenses decreased by 5.6% to 22.7% for the six months ended June 30, 2009, from 28.3% for the same period in 2008.

     Selling Expenses. For the six months ended June 30, 2009, our selling expenses increased to $1,694,110, from $1,005,094 for the same period in 2008, an increase of $689,016, or 68.6%. As a percentage of sales, our selling expenses for the six months ended June 30, 2009 decreased by 2.0%, to 3.1%, from 5.1% for the same period in 2008. The increase in selling expenses is due primarily to our consolidation of Dalin's selling activities as well as more efforts spent on broadening new hospital customers. The decrease in selling expenses as a percentage of sales is due to our expanded sales following the Dalin acquisition.

General and Administrative Expenses. For the six months ended June 30, 2009, our general and administrative expenses increased to $9,827,709, from $4,121,854 for same period in 2008, a $5,705,855, or 138.4% increase. General and administrative expenses as a percentage of sales decreased by 2.7% to 18.1% for the six months ended June 30, 2009, from 20.8% for the same period in 2008. The dollar increase was mainly due to an increase in our personnel-related costs and extra depreciation and amortization expenses in connection with our acquisition of Dalin as result of fair value adjustments, as well as additional professional service charge related to the acquisition of Dalin. Non-cash employee compensation for the six months ended June 30, 2009 decreased to $54,967, from $1,263,188 for the same period in 2008, primarily as a result of grants to employees, consultants and directors made under our 2008 Equity Incentive Plan during our second quarter of 2008. The $54,967 compensation expense, which was included in the General and Administrative Expenses, represents the amortization of the compensation expense related to the grant of options to the independent directors.

Research and Development Expenses. For the six months ended June 30, 2009 and 2008, our research and development expenses were $835,583 and $463,615, respectively, an increase of $371,968 or 80.2%. As a percentage of revenues, our research and development expenses for the six months ended June 30, 2009 and 2008 were 1.5% and 2.3%, respectively. The dollar increase was due primarily to the consolidation of Dalin and increased costs from continuing clinical trial on new products, while the decrease in the percentage of revenues is due to the consolidation of Dalin.

Change in Fair Value of Derivative Liabilities

The Company analyzes all financial instruments with features of both liabilities and equity under FAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” and EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock.” Before the adoption of EITF 07-5 as of January 1, 2009, the warrants issued in 2006 were accounted for as equity instruments. Because the strike price of the warrants is denominated in USD and the Company's functional currency is the RMB, the warrants are now classified as a derivative liability carried at fair value, with periodic changes in the fair value charged or credited to income each period. Similarly, the embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants that were issued in June 2009 are classified as derivative liabilities carried at fair value. For the six months ended June 30, 2009 and 2008, the Company recognized a loss on the change in the fair value of derivative liabilities of $1,688,755 and $0, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

Interest Expense (income), net

Our net of interest expense increased $1,240,585 to $1,254,767 for the six months ended June 30, 2009, from $14,182 for the same period in 2008. The increase in interest expense is primarily due to financing related to the acquisition of Dalin.

Income before Taxes and Non-Controlling Interest

Income before taxes and non-controlling interest for the six months ended June 30, 2009 and 2008 was $23,567,071 and $8,530,626, respectively, an increase of $15,036,445, or 176.3%. Income before taxes and non-controlling interest as a percentage of revenues was 43.4% and 43.1% for the six months ended June 30, 2009 and 2008, respectively. The increase is due directly to an increase in the selling prices of our products and the consolidation of Dalin.

Provision for Income Taxes

Our provision for income taxes increased $2,147,970, or 75.0%, to $5,012,295 for the six months ended June 30, 2009, from $2,864,325 for the same period in 2008. The increase in provision for income taxes is mainly due to the consolidation of Dalin, which was offset by the decrease of Taibang's provision for income taxes as Taibang accrued its 2008 taxes at 25% before it was granted with preferential 15% tax rate for the 2008 tax year in early 2009. Our effective tax rate for the quarter ended June 30, 2009 and 2008 was 21.3% and 33.6%, respectively.

Non-controlling interest

Non-controlling interest increased $5,961,366 or 436.9%, to $7,325,713 for the six months ended June 30, 2009, from $1,364,347 for the same period in 2008.

Net Income attributable to controlling interest

As a result of the factors described above, net income attributable to controlling interest increased $6,927,109, or 161.0%, to $11,229,063 during the six months ended June 30, 2009, from $4,301,954 for the same period in 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $49,479,021, primarily consisting of cash on hand and demand deposits. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (All amounts in U.S. dollars)
	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$28,429,522	$6,623,785
Net cash used in investing activities	(1,901,121)	(2,285,295)
Net cash provided by (used in) financing activities	14,083,254	(992,880)
Effect of exchange rate change on cash	52,750	419,599
Net increase in cash and cash equivalents	40,664,405	3,765,209
Cash and cash equivalents, beginning	8,814,616	5,010,033
Cash and cash equivalents, ending	$49,479,021	$8,775,242

Operating activities

Net cash provided by operating activities was $28,429,522 for the six months ended June 30, 2009, as compared to $6,623,785 net cash provided by operating activities for the same period in 2008. The increase in net cash provided by operating activities was mainly due to the increase in consolidated net income of $6,927,109 to $11,229,063 for the six months ended June 30, 2009, as compared to $4,301,954 in the same period of 2008. For the six months ended June 30, 2009, the net income attributed to non-controlling interest of $7,325,713, our non-cash activities of $5,517,336, the increase in customer deposit provided $4,251,476 in net cash, and increase in other payables and accrued liabilities of $4,573,201, which was offset by a $4,130,960 increase in inventory.

Investing activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment and intangibles. Net cash used in investing activities for the six months ended June 30, 2009 was $1,901,121, as compared to $2,285,295 net cash used in investing activities during the same period of 2008. The cash used for the payment of Dalin acquisition were offset by the acquisition of Dalin's existing cash.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2009 was $14,083,254 as compared to $992,880 used in financing activities in the same period of 2008. The increase of the cash provided by financing activities was mainly attributable to the proceeds from issuance of convertible note of $8,971,337 and bank loans of $13,513,754, which was offset by shareholders loan payment of $2,652,737 and long term bank loan payment of $5,862,800.

Loan Facilities

On June 25, 2007, Qianfeng entered into a long term loan agreement with the Guiyang City, Yunyan sub-branch of the Agricultural Bank of China, pursuant to which the bank loaned Qianfeng RMB23,000,000 (approximately $3,369,500) for the purchase of raw materials. The loan bears an interest rate of 1.15 times the prevailing interest rate published by the Bank of China and is secured by Qianfeng's machinery and equipment. Approximately $439,500 of the total loan amount matured on December 25, 2009, and the remaining $2,930,000 balance of the loan is scheduled to mature in two equal lump sums on April 25, 2010 and June 25, 2010, respectively.

On January 4, 2009, Qianfeng entered into a short term loan agreement with the Guiyang City, Yunyan sub-branch of the Industrial and Commercial Bank of China, pursuant to which the bank loaned Qianfeng RMB9,200,000 (approximately $1,347,800) for use as raw material purchase. The loan bears a fixed interest rate of 8.541% per annum and is secured by Qianfeng's raw material inventory. The loan was subsequently paid in full on July 3, 2009.

On January 8, 2009, Shandong Taibang entered into a short term loan agreement with the Taishan Sub-Branch of the Bank of China, pursuant to which the bank loaned Shandong Taibang RMB40 million (approximately $5,860,000). The loan has an annual interest rate of 5.31% on all outstanding principal and is due and payable in full on January 7, 2010. Shandong Taibang is obligated under the loan agreement to pay the interest quarterly and repay the principal along with any remaining unpaid interest in full on the maturity date. Shandong Taibang may not prepay the loan without the bank's prior written consent, which should be solicited no later than 30 days before such prepayment, and any such prepayment will be subject to a penalty equal to 0.0005% of the principal. If the loan is not paid in full by the maturity date, the interest rate will be increased to 6.90%, until full payment is made. In addition, if the loan is used for any other purpose than to fund the purchase of raw materials, the bank will have the right to increase the interest rate to 8.23% on the misused portion of the loan, effective as of the date such funds are misused, until the misused portion is repaid in full. Furthermore, if the quarterly interest payments required under the loan agreement are not timely made during the term, the bank will have the right to increase the interest rate to 6.90%, and if any such quarterly interest payments are outstanding after the maturity date and are not timely made thereafter, then the bank will have the right to charge an interest rate of 8.23%. Shandong Taibang currently plans to use the loan to fund the purchase of raw materials.

On February 17, 2009, Qianfeng entered into a short term loan agreement with the Guiyang City, Yunyan sub-branch of the Agricultural Bank of China, pursuant to which the bank loaned Qianfeng RMB3,000,000 (approximately $439,500) for use as plasma purchase. This loan bears an interest rate of 1.1 times the prevailing Bank of China interest rate and is secured by Qianfeng's main fractionation facility located in Guizhou, China. The loan matures on February 16, 2010.

On May 31, 2009, Taibang entered into two unsecured short term loan agreements, for the amount of RMB20,000,000 (approximately $2,980,000) each, with the Taishan sub-branch of the Communication Bank of China to replace the RMB 40,000,000 (approximately $5,860,000) long term loan originally dated October 28, 2008. Pursuant to the agreements, these loans are for the working capital purpose and mature on June 1, 2010. Both loans bear a fixed interest rate of 5.4% with the interest payable quarterly.

Obligations Under Material Contracts

On September 26, 2008, Logic Express entered into an equity transfer agreement with Dalin, and Fan Shaowen, Chen Aimin, Chen Aiguo and Yang Gang, the shareholders of Dalin, relating to the purchase of an aggregate 90% equity interest in Dalin, for a total purchase price of RMB194,400,000 (approximately, $28,479,600), due in four installments. On April 14, 2009, we paid the third installment towards the acquisition which represented our payment of 90% of the purchase price in the aggregate, and in accordance with terms of the equity transfer agreement, Logic Holdings is now entitled to all the rights and privileges of a 90% shareholder in Dalin, including the right to receive its pro rata share of the profits generated by Dalin's 54% majority-owned operating subsidiary, Qianfeng, as of January 1, 2009, subject to a possible dilution to as low as 41.3%, if a dissenting Qianfeng shareholder prevails in a pre-existing suit to obtain additional equity interests in Qianfeng. We are obligated to pay the fourth and final installment, representing the remaining 10% of the purchase price, on or before April 9, 2010, the one-year anniversary of the local Administration for Industry and Commerce's approval of the equity transfer.

On April 6, 2009, Logic Express entered into an equity transfer and entrustment agreement, or Entrustment Agreement, among Logic Express, Shandong Taibang, and the Shandong Institute of Biological Products, or the Shandong Institute, the holder of the minority interests in Shandong Taibang, pursuant to which Logic Express agreed to permit Shandong Taibang and the Shandong Institute to participate in the indirect purchase of Qianfeng's equity interests. Under the terms of the Entrustment Agreement, Shandong Taibang agreed to contribute 18%, or RMB35,000,000 (approximately, $5,116,184), of the purchase price for Dalin and the Shandong Institute agreed to contribute 12.86%, or RMB25,000,000 (approximately, $3,654,917), of the purchase price. Logic Express is obligated to repay to Shandong Taibang and the Shandong Institute their respective investment amounts on or before April 6th, 2010, along with their pro rata share, based on their percentage of the purchase price contributed, of any distribution on the indirect equity investment in Qianfeng payable to Logic Express during 2009. Logic Express has agreed that if these investment amounts are not repaid within 5 days of the payment due date, then Logic Express is obligated to pay Shandong Taibang and the Shandong Institute liquidated damages equal to 0.03% of the overdue portion of the amount due until such time as it is paid. Logic Express has also agreed to pledge 30% of its ownership in Shandong Taibang to the Shandong Institute as security for nonpayment. If failure to repay continues for longer than 3 months after the payment due date, then the Shandong Institute will be entitled to any rights associated with the pledged interests, including but not limited to rights of disposition and profit distribution, until such time as the investment amount has been repaid. Logic Express also provided a guarantee that Shandong Taibang and the Shandong Institute will receive no less than a 6% return based on their original investment amount.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards, or SFAS, 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines financial instruments. The Company considers the carrying amount of cash, receivables, payables including accrued liabilities and short term loans to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated rates of interest are equivalent to interest rates currently available. SFAS 157, “Fair Value Measurements,” adopted January 1, 2008, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The three levels are defined as follow:

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

Revenue Recognition

We recognize revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which are generally considered to be met upon delivery and acceptance of products at the customer site. Sales are presented net of any discounts given to customers. As a policy, we do not accept any product returns and based on our records, product returns, if any, are immaterial. Sales revenue represents the invoiced value of goods, net of a value-added tax, or VAT. All products produced by us and sold in the PRC are subject to a Chinese VAT at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government. Products distributed by Shandong Medical are subjected to a 17% VAT.

Inventories

Due to its unique nature, our principal raw material, human blood plasma is subject to various quality and safety control issues which include, but are not limited to, contaminations and blood born diseases. In addition, limitations of current technology pose biological hazards inherent in plasma that have yet to be discovered, which could result in a widespread epidemic due to blood infusion. In the event that human plasma is discovered to contain pathogens or infectious agents or other bio-hazards, we would be required to write down our inventory to net realizable value. We determine the net realizable value of our inventories on the basis of anticipated sales proceeds less estimated selling expenses. At each balance sheet date, we evaluate inventories that may be worth less than current carrying amounts. Total inventories amounted to $27.3 million as of June 30, 2009. In order to ensure that the growing demand for our products is met, as well as the 90-day quarantine period requirement on plasma raw material implemented by the PRC government, we have been gradually increasing our inventory level of raw materials. We strictly follow the production processes required by government regulations resulting in the relatively high level of work-in-progress customary to our industry.

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

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted SFAS 141R, “Business Combinations” to replace SFAS 141, “Business Combinations.” SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R).

Effective January 1, 2009, the Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51.” Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity. Further, as a result of adoption on SFAS 160, net income attributable to noncontrolling interests is now excluded from the determination of consolidated net income.

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock,” which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6. Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception. For the six months ended June 30, 2009, the Company recognized a loss on the change in the fair value of derivative liabilities – warrants issued in 2006 and the senior secured convertible note and warrants in June 2009 of $1,688,755, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

In January 2009, the Financial Accounting Standards Board, or FASB, issued Staff Position, or FSP, EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder's estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company's consolidated financial statements because all of the Company's investments in debt securities are classified as trading securities.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. The adoption of FSP FAS 157-4 did not have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company's consolidated financial statements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company's consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (FAS 165, Subsequent Events [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the date of our financial statements were issued in this filing.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB No. 140 (“FAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 166”) [ASC 860]. FAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FAS 166 is effective for the Company beginning in 2010. Should the Company's accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. We are currently assessing the impact of the standard on its securitization programs.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact of the standard on its securitization programs.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROL AND PROCEDURES.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chao Ming Zhao and our Chief Financial Officer, Mr. Y. Tristan Kuo, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2009. Based upon, and as of the date of this evaluation, Messrs. Zhao and Kuo, determined that, because of the material weaknesses described in Item 9A. “Controls and Procedures” on our annual report on Form 10-K for the year ended December 31, 2008, which we are still in the process of remediating, as of June 30, 2009, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our annual report on Form 10-K for the year ended December 31, 2008 for the description of these weaknesses.

Remediation Measures for Material Weaknesses

Management believes that the material weaknesses identified in our annual report on Form 10-K for the year ended December 31, 2008 were the direct result of our changes in both junior and senior accounting personnel during the 2008 period and our lack of audit committee oversight during a part of that period. We began to remediate the material weaknesses described and plan to continue implementing the measures described below in our ongoing efforts to address these internal control deficiencies as soon as practicable.

We believe that the material weaknesses identified above were the direct result of our recent expansion toward the year end of 2008. We have taken the measures below and plan to continue taking measures to remediate these material weaknesses as soon as practicable.

(1)

Hired an additional financial reporting and accounting personnel with relevant accounting experience, skills and knowledge in the preparation of financial statements under the requirements of US GAAP and financial reporting disclosure under the requirement of SEC rules.

(2)

Develop a rigorous process for collecting and reviewing information required for the preparation of the financial statements including footnotes. The Company has engaged the public accounting firm of Ernst & Young to assist management in developing this process.

When implemented, management believes that these proposed controls will operate effectively for a sufficient period of time to reduce to a less than reasonably possible likelihood the possibility of a material misstatement and remediate the material weakness reported by our independent registered public accounting firm.

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended December 31, 2008 and for the six months ended June 30, 2009, to contain a material misstatement.

We do not believe that the costs of remediation for the above material weaknesses will have a material effect on our financial position, cash flows, or results of operations and we expect to implement these corrective measures by the end of fiscal year 2009.

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

Except as described above, there were no changes in our internal controls over financial reporting during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We have disclosed our material legal proceedings in Part II, Item 1 of our registration statement on Form S-1 (File No. 333-160774) filed with the Securities and Exchange Commission, on July 24, 2009. There has been no material developments to these proceedings during the quarter ended June 30, 2009 except as set forth below.

On May 28, 2007, a 91% majority of Qianfeng's shareholders approved a plan to raise additional capital from private strategic investors through the issuance of an additional 20,000,000 shares of Qianfeng equity interests at RMB 2.80 per share. The plan required all existing Qianfeng shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority holder of Qianfeng's shares, the Guizhou Jie'an Company, or Jie'an, did not support the plan and did not agree to waive its right of first refusal. On May 29, 2007, the majority shareholders caused Qianfeng to sign an Equity Purchase Agreement with certain investors, pursuant to which the investors agreed to invest an aggregate of approximately $7,475,832 (RMB 50,960,000) in exchange for 18,200,000 shares, or 21.4%, of Qianfeng's equity interests. At the same time, Jie'an also subscribed for 1,800,000 shares, representing its 9% pro rata share of the 20,000,000 shares being offered. The proceeds from all parties were received by Qianfeng in accordance with the agreement.

In June 2007, Jie'an brought suit in the High Court of Guizhou province, China, against Qianfeng and the three other original Qianfeng shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie'an alleged that it had a right to acquire the shares waived by the original Qianfeng shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie'an and sustained the Equity Purchase Agreement, but on November 2008, Jie'an appealed the Guizhou High Court judgment to the People's Supreme Court in Beijing. On May 13, 2009, the People's Supreme Court sustained the original ruling and denied the rights of first refusal of Jie'an over the additional shares waived by the original Qianfeng's shareholders. The registration of the new investors as Qianfeng's shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce is still pending. Due to the flaws of the Equity Purchase Agreement and the pre-conditions of the agreement no longer valid, the Company is evaluating the possibility of voiding the agreement to maintain the original share structure. If the Company is unable to void the agreement, Dalin's interests in Qianfeng may be reduced to approximately 41.3%.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.

RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended June 30, 2009 that was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the quarter ended June 30, 2009 that were not reported in a current report on Form 8-K filed during that period.

ITEM 5.

OTHER INFORMATION.

We have no information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this report. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.

EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit Number	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2009	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ Chao Ming Zhao
Chao Ming Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Y. Tristan Kuo
Y. Tristan Kuo, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)