Form 10-Q
period 2009-09-30
China Biologic Products, Inc.
filed 2009-11-13
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-52807

CHINA BIOLOGIC PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2308816
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

No. 14 East Hushan Road
Tai’an City, Shandong 271000
People’s Republic of China
(Address of principal executive offices)

(+86) 538-620-2306
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	22,650,442

Quarterly Report on FORM 10-Q
Three and Nine Months Ended September 30, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4.	Controls and Procedures	57

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	59
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3.	Defaults Upon Senior Securities	59
Item 4.	Submission of Matters to a Vote of Security Holders	59
Item 5.	Other Information	59
Item 6.	Exhibits	59

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA BIOLOGIC PRODUCTS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$50,348.133	$8,814,616
Accounts receivable, net of allowance for doubtful accounts of $1,393,567 and $1,268,052 as of September 30, 2009 and December 31, 2008, respectively	1,473,942	313,087
Accounts receivable - related party	41,430	-
Dividend receivable	-	147,256
Other receivables	926,581	356,957
Inventories	33,218,618	14,949,196
Prepayments and deferred expense	1,582,566	614,704
Total current assets	87,591,270	25,195,816
PLANT AND EQUIPMENT, net	27,849,832	19,299,364
OTHER ASSETS:
Investment in unconsolidated affiliate	6,277,894	6,533,977
Refundable deposit for potential acquisition	-	14,181,800
Prepayments - non-current	4,870,735	955,874
Intangible assets, net	21,152,417	1,002,561
Goodwill	12,425,589	-
Total other assets	44,726,635	22,674,212
Total assets	$160,167,737	$67,169,392

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,610,470	$2,481,889
Notes payable	-	29,340
Short term loans - bank	10,782,450	-
Short term loans - holder of noncontrolling interest	4,425,777	773,277
Other payables and accrued liabilities	17,118,218	3,962,931
Other payable - related parties	3,086,940	-
Accrued interest - holder of noncontrolling interest	1,319,556	-
Distribution payable to holder of noncontrolling interest	759,319	3,252,354
Customer deposits	7,751,013	1,091,792
Taxes payable	5,913,231	4,060,010
Long term loan - bank, current maturities	3,374,100	-
Investment payable	2,625,405	3,275,501
Total current liabilities	60,766,479	18,927,094
OTHER LIABILITIES:
Non-current other payable - land use right	324,121	325,390
Notes payable, net of discount of $9,508,965 as of September 30, 2009	45,175	-
Long term loan - bank, net of current maturities	-	5,868,000
Derivative liability - conversion option	12,784,873	-
Fair value of derivative instruments	7,943,174	-
Total other liabilities	21,097,343	6,193,390
Total liabilities	81,863,822	25,120,484
COMMITMENTS AND CONTINGENCIES	-	-
EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 22,650,442 and 21,434,942 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2,265	2,143
Paid-in-capital	19,191,623	10,700,032
Statutory reserves	13,413,353	6,989,801
Retained earnings	13,074,618	15,392,253
Accumulated other comprehensive income	5,102,487	4,752,885
Total shareholders' equity	50,784,346	37,837,114
NONCONTROLLING INTEREST	27,519,569	4,211,794
Total equity	78,303,915	42,048,908
Total liabilities and equity	$160,167,737	$67,169,392

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUES
Revenues	$26,871,259	$13,799,915	$80,861,353	$33,574,764
Revenues – related party	168,480	-	508,529	-
Total revenues	27,039,739	13,799,915	81,369,882	33,574,764
COST OF REVENUES
Cost of revenues	6,942,948	4,138,077	22,283,881	9,725,103
Cost of revenues – related party	17,953	-	53,715	-
Total cost of revenues	6,960,901	4,138,077	22,337,596	9,725,103
GROSS PROFIT	20,078,838	9,661,838	59,032,286	23,849,661
OPERATING EXPENSES:
Selling expenses	619,467	780,246	2,313,577	1,785,340
General and administrative expenses	5,169,137	1,634,233	14,996,846	5,756,087
Research and development expenses	262,500	201,037	1,098,083	664,652
Total operating expenses	6,051,104	2,615,516	18,408,506	8,206,079
INCOME FROM OPERATIONS	14,027,734	7,046,322	40,623,780	15,643,582
OTHER EXPENSES (INCOME):
Equity in loss (income) of unconsolidated affiliate	(31,051)	-	19,092	-
Change in fair value of derivative liabilities	13,242,333	-	14,931,088	-
Interest expense (income), net	724,771	(21,713)	1,979,538	(7,531)
Other expense (income), net	337,645	57,815	372,955	110,267
Total other expenses, net	14,273,698	36,102	17,302,673	102,736
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(245,964)	7,010,220	23,321,107	15,540,846
PROVISION FOR INCOME TAXES	2,535,023	1,572,816	7,547,318	4,437,141
NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	(2,780,987)	5,437,404	15,773,789	11,103,705
Less: Net income attributable to noncontrolling interest	3,412,582	958,858	10,738,295	2,323,205
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	(6,193,569)	4,478,546	5,035,494	8,780,500
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(62,767)	121,814	349,602	1,992,939
COMPREHENSIVE INCOME (LOSS)	$(6,256,336)	$4,600,360	$5,385,096	$10,773,439
BASIC EARNINGS PER SHARE:
Weighted average number of shares	21,632,793	21,434,942	21,504,002	21,434,942
Earnings (loss) per share	$(0.29)	$0.21	$0.23	$0.41
DILUTED EARNINGS PER SHARE:
Weighted average number of shares	21,632,793	21,504,629	21,767,086	21,713,170
Earnings (loss) per share	$(0.29)	$0.21	$0.23	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	China Biologic Products. Inc.'s shareholders
				Retained earnings		Accumulated other
	Common stock		Additional	Statutory		comprehensive	Noncontrolling
	Shares	Par value	paid in capital	reserves	Unrestricted	income	interest	Total
BALANCE, December 31, 2007	21,434,942	$2,143	$9,388,305	$3,934,703	$6,461,680	$2,608,794	$3,885,892	$26,281,517
Stock based compensation			1,283,801					1,283,801
Net income					8,780,500		2,323,205	11,103,705
Dividend declared to noncontrolling interest shareholders							(1,640,960)	(1,640,960)
Adjustment to statutory reserve				1,962,866	(1,962,866)			-
Foreign currency translation adjustments						1,992,939		1,992,939
BALANCE, September 30, 2008 (unaudited)	21,434,942	$2,143	$10,672,106	$5,897,569	$13,279,314	$4,601,733	$4,568,137	$39,021,002
Stock based compensation			27,926					27,926
Net income					3,205,171		980,636	4,185,807
Dividend declared to noncontrolling interest shareholders							(1,341,085)	(1,341,085)
Adjustment to statutory reserve				1,092,232	(1,092,232)			-
Foreign currency translation adjustments						151,152	4,106	1,55,258
BALANCE, December 31, 2008	21,434,942	$2,143	$10,700,032	$6,989,801	$15,392,253	$4,752,885	$4,211,794	$42,048,908
Cumulative effect of reclassification of warrants			(738,449)		(929,577)			(1,668,026)
Stock based compensation			62,281					62,281
Warrants exercised	1,215,500	122	9,167,759					9,167,881
Net income					5,035,494		10,738,295	15,773,789
Dividend declared to noncontrolling interest shareholders							(8,955,392)	(8,955,392)
Noncontrolling interest acquired from acquisition							21,525,059	21,525,059
Adjustment to statutory reserve				6,423,552	(6,423,552)			-
Foreign currency translation adjustments						349,602	(187)	349,415
BALANCE, September 30, 2009 (unaudited)	22,650,442	$2,265	$19,191,623	$13,413,353	$13,074,618	$5,102,487	$27,519,569	$78,303,915

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$5,035,494	$8,780,500
Net income attributable to noncontrolling interest	10,738,295	2,323,205
Consolidated net income	15,773,789	11,103,705
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,158,206	914,575
Amortization	2,654,269	80,753
Loss on disposal of equipment	114,246	73,310
Recovery of bad debt previously reserved	(9,621)	-
Allowance for bad debt - accounts receivables	90,442	-
Allowance for bad debt - other receivables and prepayments	659,788	-
Stock based compensation	62,281	1,283,801
Change in fair value of warrant liabilities	14,931,088	-
Amortization of deferred note issuance cost	110,938	-
Amortization of discount on convertible notes	45,175	-
Equity in loss of unconsolidated affiliate	19,092	-
Change in operating assets and liabilities:
Notes receivable	-	43,011
Accounts receivable	(1,306,293)	(353,412)
Accounts receivable - related party	378,308	-
Other receivables	(485,641)	15,251
Inventories	(9,729,616)	(3,206,654)
Prepayments and deferred expenses	(511,819)	(355,012)
Accounts payable	(149,764)	72,681
Other payables and accrued liabilities	4,236,622	1,267,099
Accrued interest - holder of noncontrolling interest	1,319,555	-
Customer deposits	4,154,255	383,703
Taxes payable	942,929	3,477,543
Contingent liability	-	(108,430)
Net cash provided by operating activities	35,458,229	14,691,924
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	11,945,303	-
Proceeds from dividend receivable	147,256	-
Payments made for acquisition	(10,373,854)	-
Payments made for unconsolidated affiliate	(3,224,980)	-
Purchase of plant and equipment	(2,323,903)	(3,154,996)
Additions to intangible assets	(1,374,146)	(9,620)
Proceeds from sale of equipment	513	53,078
Advances for potential acquisition	-	(1,463,000)
Advances on non-current assets	(855,298)	(160,256)
Net cash used in investing activities	(6,059,109)	(4,734,794)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	-	(338,353)
Payments on notes payable	(29,318)	-
Proceeds from warrants conversion	3,455,059	-
Proceeds from issuance of convertible notes	8,967,516	-
Repayments of former shareholders loan in acquiring company	(2,782,278)	-
Proceeds from short term loans - bank	13,515,598	-
Payments on short term loans - bank	(2,814,528)	(716,850)
Payments on long term loan - bank	(5,863,600)	-
Dividends paid to noncontrolling interest shareholders	(2,293,888)	(286,740)
Net cash provided by (used in) financing activities	12,095,925	(1,341,943)
EFFECTS OF EXCHANGE RATE CHANGE IN CASH	38,472	598,736
INCREASE IN CASH	41,533,517	9,213,923
CASH and CASH EQUIVALENTS, beginning of period	8,814,616	5,010,033
CASH and CASH EQUIVALENTS, end of period	$50,348,133	$14,223,956
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$7,525,262	$1,830,589
Interest paid (net of capitalized interest)	$911,846	$47,197
Non-cash investing and financing activities:
Reclassification of warrant liability to paid-in capital upon warrants conversion	$5,712,822	$-
Dividend paid by offsetting accounts receivable-related party	$943,907	$-
Dividend paid in exchange of holder of noncontrolling interest loan	$3,737,283	$-
Dividend paid by offsetting loan due from holder of noncontrolling interest	$4,470,995	$-
Net assets acquired with prepayments made in prior periods	$14,248,548	$-
Net assets acquired with unpaid investment	$2,849,710	$-
Land use right acquired with prepayments made in prior periods	$131,931	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 1 – Organization background and principal activities

Principal Activities and Reorganization

China Biologic Products, Inc. (the “Company” or “CBP”) was originally incorporated in 1992 under the laws of the state of Texas. After it completed the acquisition with Logic Express Limited, it converted to a Delaware corporation. The Company through its direct and indirect subsidiaries is principally engaged in the research, development, commercialization, manufacture and sale of human blood products to customers in the People’s Republic of China (the “PRC”) and to some extent in India.

Current Development

Dalin Acquisition and Entrustment Agreement

Logic Express Ltd. (“Logic Express”), CBP’s wholly owned subsidiary, through Logic Holdings (Hong Kong) Ltd. (“Logic Holdings”) completed the acquisition of 90% interest in Guiyang Dalin Biologic Technologies Co. Ltd. (“Dalin”), previously known as Chongqing Dalin Biologic Technologies Co. Ltd., in April 2009 upon payment of 90% of the total purchase price of approximately RMB 194,400,000 ($28,479,600). The Company is obligated to pay the remaining 10% of the purchase price, RMB 19,440,000 (approximately $2,847,960), on or before April 9, 2010, the one-year anniversary of the local Administration for Industry and Commerce’s approval of the equity transfer. Guiyang Qianfeng Biological Products Co., Ltd. (“Qianfeng”), Dalin’s 54% owned subsidiary, is one of the largest plasma-based biopharmaceutical companies in China and is the only manufacturer currently operating in Guizhou Province. Qianfeng is in compliance with Good Manufacturing Practices, or GMP, standards, and has been approved by the PRC’s State Food and Drug Administration or the SFDA to produce six types of plasma-based products including Human Albumin, Human Immunoglobulin, Human Intravenous Immunoglobulin, Human Hepatitis B Immunoglobulin, Human Tetanus Immunoglobulin and Human Rabies Immune Globulin.

In accordance with the terms of the equity transfer agreement, Logic Holdings effectively became a 90% shareholder in Dalin, including the right to receive its pro rata share of the profits on January 1, 2009.

On April 6, 2009, Logic Express entered into an equity transfer and entrustment agreement, or Entrustment Agreement, among Logic Express, Shandong Taibang Biological Products Co. Ltd (“Shandong Taibang”), and the Shandong Institute of Biological Products (“the Shandong Institute”), the holder of the minority interests in Shandong Taibang, pursuant to which, Logic Express agreed to permit Shandong Taibang and the Shandong Institute to participate in the indirect purchase of Qianfeng’s equity interests. Under the terms of the Entrustment Agreement, Shandong Taibang agreed to contribute 18% or RMB 35,000,000 (approximately $5,116,184) of the Dalin purchase price and the Shandong Institute agreed to contribute 12.86% or RMB 25,000,000 (approximately $3,654,917) of the Dalin purchase price. Logic Express is obligated to repay to Shandong Taibang and the Shandong Institute their respective investment amounts on or before April 6th, 2010, along with their pro rata share, based on their percentage of the Dalin purchase price contributed, of any distribution on the indirect equity investment in Qianfeng payable to Logic Express during 2009. Logic Express has agreed that if these investment amounts are not repaid within five days of the payment due date, then Logic Express is obligated to pay Shandong Taibang and the Shandong Institute liquidated damages equal to 0.03% of the overdue portion of the amount due until such time as it is paid. Logic Express has also agreed to pledge 30% of its ownership in Shandong Taibang to the Shandong Institute as security for nonpayment. If failure to repay continues for longer than three months after the payment due date, then the Shandong Institute will be entitled to any rights associated with the pledged interests, including but not limited to rights of disposition and profit distribution, until such time as the investment amount has been repaid. Logic Express also provided a guarantee that Shandong Taibang and the Shandong Institute will receive no less than a 6% return based on their original investment amount.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Huitian Acquisition

Shandong Taibang purchased a 35% interest in Xi’an Huitian Blood Products Co. Ltd (“Huitian”) at a purchase price of RMB 44,000,000 (approximately $6,446,000) on October 10, 2008 and paid the final installment on July 16, 2009. Huitian is a manufacturer of plasma-based biopharmaceutical products in Shaanxi Province and is one of only 32 such manufacturers in China who are government approved. Huitian is in compliance with GMP standards and it is also approved by the SFDA for the production of Human Albumin, Human Immunoglobulin, Human Immunoglobulin for Intravenous Injection, and Human Hepatitis B Immunoglobulin products.

Formation of Logic Holding

On December 12, 2008, the Company established Logic Holding, the Company’s wholly-owned Hong Kong subsidiary of Logic Express, for the purpose of being a holding company for the majority interest in Dalin.

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

Foreign Currency Translation

The reporting currency of the Company is the US dollar. The Company’s functional currency is the Chinese Renminbi (“RMB”), also the local currency of the Company’s principal operating subsidiaries. Results of operations and cash flows are translated at average exchange rates during the period. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of changes in equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

In accordance with Financial Accounting Standards Board’s (FASB) accounting standard, cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

The consolidated balance sheet amounts, with the exception of equity at September 30, 2009 and December 31, 2008 were translated at RMB 6.82 to $1.00 and RMB 6.82 to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to consolidated statements of income and cash flow for the nine months ended September 30, 2009 and 2008 were RMB 6.82 and RMB 6.97 to $1.00, respectively.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

Shipping and Handling

Shipping and handling costs related to costs of goods sold are included in selling expenses and totaled $82,786 and $12,468 for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, shipping and handling costs totaled $206,577 and $34,004, respectively.

Financial Instruments

On January 1, 2008, the Company adopted FASB’s accounting standard related to fair value measurements and began recording financial assets and liabilities subject to recurring fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. These fair value principles prioritize valuation inputs across three broad levels. Receivables, payables, short and long term loans, and derivative liabilities qualify as financial instruments. Management concluded the carrying values of the receivables, payables and short term loans approximate their fair values because of the short period of time between the origination of such instruments and their expected realization, and if applicable, their stated rates of interest are equivalent to interest rates currently available. The fair values of the long term debt and derivative liabilities are measured pursuant to the three levels defined by the FASB’s accounting standard as follow:

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

As required by FASB’s accounting standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of the derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes Option Pricing Model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets. Derivative liabilities related to warrants issued by the Company and the liability related to derivative instruments (including the conversion option) embedded in the Company’s Senior Secured Convertible Notes are carried at fair value, with changes in the fair value charged or credited to income. The fair values are determined using the Black-Scholes Model or a binomial model, defined in FASB’s accounting standard related to fair value measurements as level 2 inputs.

	Carrying Value as of	Fair Value Measurements at September 30, 2009
	September 30, 2009	using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities-Conversion option	$12,784,873	$-	$12,784,873	$-
Warrants liabilities	$7,943,174	$-	$7,943,174	$-

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with FASB’s accounting standard.

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

The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in banks as of September 30, 2009 and December 31, 2008 amounted to $49,853,355 and $8,689,414, respectively, $4,866,254 and $47,865 of which are covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s major product, human albumin: - 20%/10ml, 20%/25ml and 20%/50ml, and 10%/10ml, 10%/25ml and 10%/50ml, accounted for 42.7% and 58.3% of total revenues, for the three months ended September 30, 2009 and 2008, respectively. 48.7% and 58.0% of total revenues, for the nine months ended September 30, 2009 and 2008, respectively. If the market demands for human albumin cannot be sustained in the future or if the price of human albumin decreases, it would adversely affect the Company’s operating results.

All of the Company’s customers are located in the PRC and India. As of September 30, 2009 and 2008, the Company had no significant concentration of credit risk, except for the amounts due from related parties. There were no customers that individually comprised 10% or more of the revenue during the three and nine months ended September 30, 2009 and 2008. No individual customer represented more than 10% of trade receivables at September 30, 2009 and December 31, 2008. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There were no vendors that individually comprised 10% or more of the purchase during the three and nine months ended September 30, 2009. No individual vendors represented more than 10% of accounts payables at September 30, 2009 and December 31, 2008. The Company’s top three vendors comprised 32.7% and 41.5% of the Company’s purchases for the three and nine months ended September 30, 2008, respectively.

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
September 30, 2009
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

The Company reviews its inventory periodically for possible obsolete goods and cost in excess of net realizable value to determine if any reserves are necessary. As of September 30, 2009 and December 31, 2008, the Company has determined that no reserve is necessary.

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

Construction in progress represents the costs incurred in connection with the construction of buildings, new additions, and capitalized interest incurred in connection with the Company’s plant facilities. In accordance with the provisions of FASB’s accounting standard related to capitalization of interest, interest incurred on borrowings is capitalized to the extent that borrowings do not exceed construction in progress. The credit is a reduction of interest expense. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

The Company periodically evaluates the carrying value of long-lived assets in accordance with FASB’s accounting standard related to accounting for impairment and disposal of long-lived assets. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of September 30, 2009 and December 31, 2008, there were no impairments of its long-lived assets.

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
September 30, 2009
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

Intangible assets of the Company are reviewed at least annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the years of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2009, the Company expects these assets to be fully recoverable.

Revenues

The Company’s revenues are primarily derived from the manufacture and sale of human blood products. The Company’s revenues by significant types of product for the three months and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008
Human Albumin – 20%/10% in 10ml, 25ml and 50ml	$11,556,199	$8,049,853	$39,649,829	$19,463,172
Human Hepatitis B Immunoglobulin	1,317,786	1,321,667	2,611,945	2,909,204
Human Immunoglobulin for Intravenous	10,251,433	2,705,502	29,787,712	6,427,129
Human Rabies Immunoglobulin	1,348,213	883,242	3,903,464	2,526,634
Human Tetanus Immunoglobulin	812,201	472,769	2,184,811	1,337,690
Human Immunoglobulin	1,426,667	-	1,962,607	-
Others	327,240	366,882	1,269,514	910,935
Totals	$27,039,739	$13,799,915	$81,369,882	$33,574,764

The Company is engaged in sale of human blood products to customers in China and India. The amount sold in India was less than 10% of total sales for the three and nine months ended September 30, 2009.

Research and Development Costs

Research and development costs are expensed as incurred.

Retirement and Other Post Retirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to the statement of operations as and when the related employee service is provided.

Product Liability

The Company’s products are covered by product liability insurance of approximately $2,934,000 (RMB 20,000,000). As of September 30, 2009 and December 31, 2008, no claim on the insurance policy was filed. However, there are two pre-existing potential claims against Qianfeng’s products, which are still in the court proceedings as explained in the legal proceeding section below.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Government Grants

The Company’s subsidiary, Shandong Taibang, is entitled to receive grants from the Tai’an municipal government due to its operation in the high and new technology business sector. For the three and nine months ended September 30, 2009 and 2008, no non-refundable grants were received from the Tai’an municipal government. Grants received from the Tai’an municipal government can be used for enterprise development and technology innovation purposes.

Income Taxes

The Company reports income taxes pursuant to FASB’s accounting standard for income taxes. Under the asset and liability method of accounting for income taxes as required by this accounting standard, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. FASB’s accounting standard for accounting for uncertainty in income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. As of January 1, 2007, income tax positions must meet a more-likely-than-not recognition threshold to be recognized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US taxes and there are no deferred tax amounts at September 30, 2009 and 2008.

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

Stock-based Compensation

The Company accounts and reports stock-based compensation pursuant to FASB’s accounting standard related to accounting for stock-based compensation which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with this standard as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Noncontrolling Interest

Effective January 1, 2009, the Company adopted FASB’s accounting standard regarding non-controlling interest in consolidated financial statements. Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity.

Further, as a result of adoption this accounting standard, net income attributable to noncontrolling interests is now excluded from the determination of consolidated net income.

Recently Issued Accounting Pronouncements

In January 2009, the Financial Accounting Standards Board issued an accounting standard which amended the impairment model by removing its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the Financial Accounting Standards Board issued an accounting standard that makes the other-than-temporary impairments guidance more operational and improves the presentation of other-than-temporary impairments in the financial statements. This standard replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The Company adopted this accounting standard, but it did not have a material impact on its consolidated financial statements.

In April 2009, the Financial Accounting Standards Board issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The Company adopted this accounting standard, but it did not have a material impact on the disclosures related to its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company does not expect this standard to have a material effect on its consolidated financial statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

In June 2009, the Financial Accounting Standards Board also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company does not expect this standard to have a material effect on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all current and subsequent public filings will reference the Codification as the sole source of authoritative literature.

In August 2009, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In October 2009, the Financial Accounting Standards Board issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – Related party transactions

The material related party transactions undertaken by the Company with related parties as of September 30, 2009 and December 31, 2008 are presented as follows:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

		September 30, 2009	December 31, 2008
Assets	Purpose	(unaudited)
Accounts receivable – related party(1)	Processing fees	$41,430	$-
Liabilities	Purpose	September 30, 2009 (unaudited)	December 31, 2008
Short term loans – holder of noncontrolling interest(2)	Loan	$758,277	$773,277
Short term loans – holder of noncontrolling interest(3)	Loan	3,667,500	773,277
Total		$4,425,777	$773,277
Accrued interest – holder of noncontrolling interest(3)	Interest payable	$1,319,556	$-
Other payable – related parties(4)	Loan	$2,122,772	$-
Other payable – related parties(5)	Contribution	964,168	-
Total		$3,086,940	$-

(1) Qianfeng provides processing services for Guizhou Eakan, one of the Qianfeng’s non-controlling shareholders. The total processing services income amounted to $168,480 and $508,529 for the three and nine months period ended September 30, 2009, respectively. As of September 30, 2009, Guizhou Eakan owes Qianfeng processing fees in an amount of $41,430. This balance has been paid in cash at the end of October 2009.

(2) As of September 30, 2009 and December 31, 2008, the Company borrowed an aggregate of $758,277 and $773,277, respectively, from its noncontrolling interest shareholder, Shandong Institute, for working capital purposes. The Company is required to repay the loan in cash due by December 2010, with an annual interest rate of 6%.

(3) On April 6, 2009, Logic Express entered into an equity transfer and entrustment agreement, or Entrustment Agreement, among Logic Express, Shandong Taibang, and the Shandong Institute of Biological Products, or the Shandong Institute, the holder of the noncontrolling interests in Shandong Taibang, pursuant to which, Logic Express agreed to permit Shandong Taibang and the Shandong Institute to participate in the indirect purchase of Qianfeng's equity interests. Under the terms of the Entrustment Agreement, Shandong Institute agreed to contribute 12.86% or $3,667,500 (RMB 25,000,000) of the Dalin purchase price. Logic express is obligated to repay to the Shandong Institute their investment amount on or before April 6th, 2010, along with their pro rata share, based on their percentage of the Dalin purchase price contributed, of any distribution on the indirect equity investment in Qianfeng payable to Logic Express during 2009. The accrued interest – holder of noncontrolling interest amounted to $1,319,556 represents the pro rata share of equity investment income pursuant of Entrustment Agreement for the nine month period ended September 30, 2009.

(4) Qianfeng has payables to Guizhou Eakan Investing Corp. in the amount of approximately $2,122,772 (RMB14, 470,160). Guizhou Eakan Investing Corp. is one of the shareholders of Guizhou Eakan, one of the Qianfeng’s minority shareholders. The Company borrowed the amount for working capital purposes. The balance is due on demand in the form of cash.

(5) Qianfeng has payables to Guizhou Jie’an, a holder of noncontrolling interest, in amount of approximately $964,168 (RMB 6,569,840). In 2007, Qianfeng received additional contributions from Guizhou Jie’an in the amount of $962,853 to maintain Jie’an ownership interest in the Company at 9%. However, due to legal dispute among Shareholders over Raising Additional Capital as stated in legal proceeding section, commitment and contingent liabilities, the money may be returned to Jie’an.

Note 4 – Accounts receivable

Trade accounts receivable consist of the following:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

	September 30, 2009	December 31, 2008
	(unaudited)
Trade accounts receivable	$2,867,509	$1,581,139
Less: Allowance for doubtful accounts	(1,393,567)	(1,268,052)
Total	$1,473,942	$313,087

The activity in the allowance for doubtful accounts for trade accounts receivable for the nine months ended September 30, 2009 and the year ended December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
	(unaudited)
Beginning allowance for doubtful accounts	$1,268,052	$1,238,772
Additional charged to bad debt expense	90,442	-
Recovery of amount previously reserved	(9,621)	(56,462)
Write-off charged against the allowance	-	-
Foreign currency translation adjustment	44,694	85,742
Ending allowance for doubtful accounts	$1,393,567	$1,268,052

Note 5 – Inventories

Inventories consisted of the following:

	September 30, 2009	December 31, 2008
	(unaudited)
Raw materials	$17,329,704	$7,043,349
Work-in-process	7,046,910	4,801,768
Finished goods	8,842,004	3,104,079
Total	$33,218,618	$14,949,196

Note 6 – Prepayments and deferred expense

Prepayments and deferred expense represent partial payments for deposits on material purchases, prepaid leases and prepayment for insurance expenses and amounted to $1,582,566 and $614,704 as of September 30, 2009 and December 31, 2008, respectively.

Long term prepayments represent partial payments or deposits on plant and equipment and intangible assets purchases and amounted to $4,870,735 and $955,874 as of September 30, 2009 and December 31, 2008, respectively.

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	September 30, 2009	December 31, 2008
	(unaudited)
Buildings and improvements	$12,728,183	$5,809,724
Machinery and equipment	23,464,542	12,308,174
Furniture, fixtures, office equipment and vehicle	3,527,426	1,501,946
Total depreciable assets	39,720,151	19,619,844
Accumulated depreciation	(13,402,281)	(3,099,259)
Plant and equipment, net	26,317,870	16,520,585
Construction in progress	1,531,962	2,778,779
Total	$27,849,832	$19,299,364

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Depreciation expense for the three months ended September 30, 2009 and 2008 amounted to $568,581 and $334,821, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 amounted to $2,158,206 and $914,575, respectively. No interest was capitalized into construction in progress in either of the three and nine months ended September 30, 2009 and 2008.

Note 8 – Investment in unconsolidated affiliate

On October 10, 2008, Shandong Taibang entered into an Equity Transfer Agreement (the "Huitian Agreement") with Mr. Fan Qingchun (the "Transferor"), a PRC citizen holding 35% of the equity interest in Huitian, a PRC limited liability company. Pursuant to the Huitian Agreement, the Transferor agrees to sell to Shandong Taibang, and Shandong Taibang agrees to purchase from the Transferor, 35% equity interest in Huitian for an aggregate purchase price of $6,502,901 (or RMB 44,327,890) including interest of $48,101 (RMB 327,890). Huitian is one of the 32 government approved plasma-based product producers in China, and it is in compliance with Good Manufacturing Practices (“GMP”) standards. It is also approved by the PRC’s State Food and Drug Administration (“SFDA”) to produce four types of plasma-based products.

Logic Express also entered into an investment entrustment agreement (the "Investment Agreement") with the minority shareholder in Shandong Taibang, Shandong Institute, pursuant to which Logic Express agrees to provide the investment amount for the acquisition and the Shandong Institute agree to entrust Shandong Taibang to acquire the 35% equity interest of Huitian in its name. In exchange Logic Express is also obligated to pay Shandong Taibang approximately $17,604 (or RMB120,000) per year as consideration for Shandong Taibang's performance under this agreement. Under the Investment Agreement, after the acquisition, Logic Express will be in charge of Huitian's daily operation and management, will bear the costs, expenses, liabilities and losses incurred in its operation, and will enjoy its profits. Shandong Taibang will perform relevant tasks according to Logic Express's instruction, and will not exercise any management right over Huitian or derive any financial return from Huitian. Logic Express agreed to indemnify Shandong Taibang for any loss in connection with the investment and pledged its equity interest in Shandong Taibang as collateral against such losses.

Summarized unaudited financial information of Huitian is as follows:

	September 30, 2009	December 31, 2008
Current assets	$9,813,186	$8,039,180
Non-current assets	8,906,123	10,145,248
Total assets	18,719,309	18,184,428
Current liabilities	3,380,402	2,747,573
Non-current liabilities	-	-
Shareholders' equity	15,338,907	15,436,855
Total liabilities and shareholders' equity	$18,719,309	$18,184,428

The portion of the difference between the cost of an investment and the amount of underlying equity in net assets of Huitian that is recognized as goodwill shall not be amortized, but instead should continue to be reviewed for impairment in accordance with FASB’s accounting standard.

Summarized unaudited financial information of Huitian is as follows:

Nine months ended
September 30, 2009
Net sales	$4,321,473
Gross profit	1,782,297
Income before taxes	74,174
Net loss	(54,550)
Company’s share of net loss	$(19,092)

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The rollforward of investment in Huitian in the balance sheet is shown below:

Huitian - 35%
Ownership
December 31, 2007	$-
Investment made	6,502,902
Net income from 2008	175,231
Dividend declared	(147,256)
Foreign currency translation gain	3,100
December 31, 2008	6,533,977
Net loss from the nine months ended September 30, 2009	(19,092)
Dividend declared	(236,815)
Foreign currency translation loss	(176)
September 30, 2009 (unaudited)	$6,277,894

Note 9 – Intangible assets, net

Intangible assets consisted of the following:

	September 30, 2009	December 31, 2008
	(unaudited)
Land use rights	$3,346,354	$848,982
Permits and licenses	11,367,820	389,709
Blood donor network	2,347	22,885
Software	124,156	40,758
GMP certificate	2,327,885	-
Long-term customer-relationship	6,941,170	-
Totals	24,109,732	1,302,334
Accumulated amortization	(2,957,315)	(299,773)
Intangible assets, net	$21,152,417	$1,002,561

Total amortization expense for the three months ended September 30, 2009 and 2008 amounted to $950,021 and $27,561 respectively. Amortization expense for the nine months ended September 30, 2009 and 2008 amounted to $2,654,269 and $80,753, respectively.

The amortization expense related to purchased and other intangible assets due to the consolidation of Dalin is $793,278 for the three months ended September 30, 2009. The amortization expense related to purchased and other intangible assets due to the consolidation of Dalin is $2,379,185 for the nine months ended September 30, 2009.

Amortization expense for intangible assets for the next five fiscal years is as follows:

	2009	2010	2011	2012	2013	Thereafter
Amortization expense	$838,577	$3,352,322	$3,352,070	$3,345,523	$1,582,855	$8,708,291

Note 10 – Debt

Short term loans and current maturities of long term loan

Short term loans represent renewable loans due to various banks which are normally due within one year.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The Company’s bank loans consisted of the following:

		Annual	September 30,	December 31,
Loans	Due by	interest rates	2009	2008
			(Unaudited)
Short term loans:
Short term bank loan, un-secured	June 1, 2010	5.40%	$4,401,000	$-
Short term bank loan, un-secured	January 7, 2010	5.31%	5,868,000	-
Short term loan, un-secured	On demand	0.00%	73,350	-
Short term loan, secured by raw material(1)	February 16, 2010	5.84%	440,100	-
Subtotal			10,782,450	-

Long term bank loan – current maturities:
Long term loan, secured by building, machinery and equipment(2)	December 25, 2009	7.76%	440,100	-
Long term loan, secured by building, machinery and equipment(2)	April 25, 2010	7.76%	1,467,000	-
Long term loan, secured by building, machinery and equipment(2)	June 25, 2010	7.76%	1,467,000	-
Subtotal			3,374,100	-
Long term bank loan, secured by buildings and land use rights	August 3, 2010	7.02%	-	5,868,000
Total			$14,156,550	$5,868,000

(1)

The interest rate for this short term loan is adjustable quarterly at 1.10 times of the prevailing rate as published by Bank of China. As of September 30, 2009, the interest rate is fixed at 5.84% per annum.

(2)

The interest rate is adjustable monthly at 1.15 times of the prevailing rate as published by Bank of China. As of September 30, 2009, the interest rate is fixed at 7.76% per annum. The long term loan is comprised of $440,100, $1,467,000, and $1,467,000 with respective due date on December 25, 2009, on April 25, 2010 and on June 25, 2010, respectively.

Interest expense totaling $849,304 and $15,128 was incurred during the three months ended September 30, 2009 and 2008, respectively.

Interest expense totaling $2,414,118 and $59,800 was incurred during the nine months ended September 30, 2009 and 2008, respectively.

The above loans are secured by Shandong Taibang’s land use rights and buildings located in Taian, Shandong Province, PRC and Qianfeng’s buildings and machinery and equipment located in Guiyang, Guizhou Province, PRC, with carrying net values as follows:

	September 30, 2009	December 31, 2008
	(unaudited)
Buildings in Taian, Shandong	$1,238,010	$1,417,138
Land use rights in Taian, Shandong	433,793	195,691
Buildings in Guiyang, Guizhou	1,298,572	-
Machinery and equipment in Guiyang, Guizhou	9,108,351	-
Total	$12,078,726	$1,612,829

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Other payables and accruals

Other payables and accruals consist of the following:

	September 30, 2009	December 31, 2008
	(unaudited)
Other payables (1)	$10,290,251	$319,699
Payable to Sansui Finance department for pending investment on plasma stations (2)	1,175,067	-
Accruals for salaries and welfare	912,248	830,388
Accruals for RTO expenses	245,657	245,657
Accruals for selling commission and promotion fee	1,710,073	1,508,102
Other Payable - Government Grant	143,488	114,148
Other payable - Deposit received	207,705	283,826
Other payable - Funds	1,981,482	627,157
Accrued interest	-	33,954
Others(3)	452,247	-
Total	$17,118,218	$3,962,931

(1)

The other payables mainly comprise of deposits by potential strategic investors with the amount of $7,465,640. As of September 30, 2009, Qianfeng has received in an aggregate amount of $7,465,640 from potential private strategic investors in connection with subscribing shares from Qianfeng pursuant to Equity Purchase Agreement. The registration of the new investors as Qianfeng’s shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce (“AIC”) is in incomplete due to share holders dispute as disclosed in below legal proceedings section below.

(2)

In early 2007, Qianfeng submitted RMB 8,010,000 (approximately $1,175,067) to the finance department of Sansui County, in China’s Qiandongnan Autonomous Region, for acquiring the Sansui Plasma Collection Station from the local government, which action was legitimized and fully endorsed by relevant provincial government authorities. However, the finance department refused to implement the provincial government’s authorization and has returned the funds to Qianfeng. As of September 30, 2009, Qianfeng has set aside the full amount as a payable to Sansui County, pending the outcome of provincial government’s administrative review as disclosed in the legal proceedings note below.

(3)

Others mainly comprise of the contingent liability due to the pending, outcome of the preceding of Qianfeng’s Guarantee to a Third Party as disclosed in below legal proceedings section below, Qianfeng provisioned a loss contingency reserve during its third quarter of 2009 for approximately $451,006 (RMB 3,074,342) to cover its share of the enforcement of this judgment.

Other payable - land use rights

In July 2003, Shandong Taibang obtained certain land use rights from the Tai’an municipal government. Shandong Taibang is required to make payments totaling approximately $20,369 (RMB 138,848) per year to the local state-owned entity, for the 50-year life of the rights or until Biological Institute completes its privatization process. The Company recorded “land use rights” equal to “other payable – land use rights” totaling $ 324,121 and $325,390 as of September 30, 2009 and December 31, 2008, respectively, determined using present value of annual payments over 50 years.

Note 11 – Convertible Notes

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

	September 30, 2009	December 31, 2008
	(unaudited)
$9,554,140, 3.8% Senior Secured Convertible Notes, due June 5, 2011	$9,554,140	$-
Less: unamortized discount	(9,508,965)	-
Notes payables, net	45,175
Accrued interest	-
Total	$45,175	$-

On June 5, 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (collectively, the “Investors”), pursuant to which the Company agreed to issue to the Investors, 3.8% Senior Secured Convertible Notes in the aggregate principal amount of $9,554,140 (the “Notes”) and warrants (the “Warrants” and together with the Notes, the “Subscribed Securities”) to purchase up to 1,194,268 shares of common stock of the Company (the “Warrant Shares” and together with the Conversion Shares, the “Underlying Securities”). The transaction closed on June 10, 2009. Other than with respect to this transaction, none of the Investors have had a material relationship with the Company or any of the Company’s officers, directors or affiliates or any associate of any such officer or director.

The Notes accrue interest at 3.8% per annum (the “Interest Rate”), from the closing until repayment, whether on maturity on June 5, 2011, by acceleration or otherwise. Interest on the Notes is due and payable in cash semi-annually on September 30 and March 31 of each year, commencing September 30, 2009, but the Company has the option to pay the interest due through the issuance of its common stock at a conversion price of $4.00 per share. If the Company defaults in the payment of the principal of or interest on the Notes when due, then upon the Investors’ election, the Company is obligated to either (a) redeem all or a portion of the Notes pursuant to the redemption rights discussed below or (b) pay interest on such defaulted amount at a rate equal to the Interest Rate plus 2.0% . The Notes are convertible at any time before maturity into shares of our common stock at a conversion price of $4.00 per share, subject to certain adjustments as specified in the Notes.

The Company’s obligations under the Notes are secured by the pledge by Siu Ling Chan, our board chair and a principal shareholder, of 3,000,000 shares of common stock held by her, pursuant to the terms of a Guarantee and Pledge Agreement among the Company, the investors and Ms. Chan. To induce Ms. Chan to enter into the Guarantee and Pledge Agreement with the Investors, the Company has agreed to indemnify her for all damages, liabilities, losses and expenses of any kind (“losses”), which may be sustained or suffered by her, arising out of or in connection with any enforcement action instituted by the Investors pursuant to the Guarantee and Pledge Agreement. The Company’s indemnification obligation is limited to losses that arise as the result of any negligent or unlawful conduct of the Company that is caused unilaterally by the Company and is beyond Ms. Chan’s control in her capacity as a director of the Company, and will not exceed the fair market value of the pledged shares as of the closing of the transaction.

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

The Company paid its placement agent a cash fee of 6.1% of the proceeds received in connection with the issuance of the Notes and also issued to the placement agent a 3-year warrant to purchase 93,750 shares of the Company’s common stock at an exercise price of $6.00 per share, expiring after 3 years. The aggregate $870,417 fees paid to the placement agent, including the fair value of the warrant issued to them was deferred and is being amortized over the life of the Notes.

The Company allocated $6,552,504 of the proceeds received to the fair value of the derivative instruments embedded in the Notes (including the conversion option) and $3,826,897 to the fair value of the Warrants issued to the Investors. As a result, the Company recognized an initial charge to income of $825,261 for the amount by which the fair value of these liabilities exceeded the face amount of the Notes for the three and nine months ended September 30, 2009. The Notes are being accreted to their redemption value over the period to maturity, using an effective interest method.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The fair values of the embedded derivatives and the warrants issued to the Investors and the placement agents were determined using a binomial model, based on the market price of the Company’s common stock, volatility estimated at 130% based on a review of the historic volatility of the Company’s common stock, an expected dividend yield of zero, the remaining life of the instruments and risk-free rates of return of 1.11% - 1.88% .

For the three and nine months ended September 30, 2009, the Company recorded a loss of $10,813,201 and $9,656,224, respectively, related to the change in the fair value of the embedded derivative instruments in the Notes and the warrants.

Note 12 - Earnings (loss) per share

Basic earnings/(loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares outstanding during the period.

Earnings (loss) per share is as follows for the three months ended September 30,

	2009	2008
	(unaudited)	(unaudited)
Net income (loss) attributable to controlling interest for earnings (loss) per share	$(6,193,569)	$4,478,546
Weighted average shares used in basic computation	21,632,793	21,434,942
Diluted effect of warrants and options	-	69,687
Weighted average shares used in diluted computation	21,632,793	21,504,629
Earnings (loss) per share:
Basic	$(0.29)	$0.21
Diluted	$(0.29)	$0.21

For the three months ended September 30, 2009, all of the warrants, stock options and conversion options were excluded in the calculation of diluted earnings per share because of their anti-dilutive nature.

For the three months ended September 30, 2008, the average stock price was greater than the exercise prices of the 1,284,000 warrants which resulted in additional weighted average common stock equivalents of 69,687. However, 937,500 options were excluded from the calculation because of their anti-dilutive nature.

Earning per share is as follows for the nine months ended September 30,

	2009	2008
	(unaudited)	(unaudited)
Net income attributable to controlling interest for earnings per share	$5,035,494	$8,780,500
Weighted average shares used in basic computation	21,504,002	21,434,942
Diluted effect of warrants and options	263,084	278,228
Weighted average shares used in diluted computation	21,767,086	21,713,170
Earnings per share:
Basic	$0.23	$0.41
Diluted	$0.23	$0.40

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

For the nine months ended September 30, 2009, the average stock price was greater than the exercise prices of the 1,284,000 warrants which resulted in additional weighted average common stock equivalents of 263,084. However, 4,644,053 warrants, stock options and conversion options were excluded in the calculation of diluted earnings per share because of their anti-dilutive nature.

For the nine months ended September 30, 2008, the average stock price was greater than the exercise prices of the 1,284,000 warrants which resulted in additional weighted average common stock equivalents of 278,228. However, 937,500 options were excluded from the calculation because of their anti-dilutive nature.

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

Starting from January 1, 2008, all dividends paid to foreign parents are subject to a 10% income tax. As a result, Logic Express recorded $334,877 and $0 income tax expense for the nine months ended September 30, 2009 and 2008, respectively, for dividends Shandong Taibang paid to its foreign parent, Logic Express. Logic Holdings recorded $374,073 and $0 income tax expense for the nine months ended September 30, 2009 and 2008, respectively, for dividends Dalin paid to its foreign parent, Logic Holdings.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months and the nine months ended September 30, 2009 and September 30, 2008:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
U.S. statutory rates	34.0%	35.0%	34.0%	35.0%
Foreign income	(34.0)	(35.0)	(34.0)	(35.0)
China tax rates	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	(10.0)	(10.0)	(10.0)
Other items (1)	(15.0)	7.4	17.4	13.6
Effective income tax rates	0.0%	22.4%	32.4%	28.6%

(1) The (15.0)% represents the $13.2 million derivative mark-to-market expense as disclosed in below note 16 and the $1.7 million expenses incurred by CBP, Logic Express and Logic Holding that are not deductible in PRC for the three months ended September 30, 2009, which caused a loss of $245,964 before provision for income taxes and non-controlling interest. Therefore, we have incurred a zero effective tax rate for the three months ended September 30, 2009 due to a loss before provision for income tax. The 7.4% represents the $0.2 million expenses incurred by CBP, Logic Express that are not deductible in PRC for the three months ended September 30, 2008.

The 17.4% represents the $14.9 million derivative mark-to-market expense as disclosed in below note 16 and the $5.0 million expenses incurred by CBP, Logic Express and Logic Holding that are not deductible in PRC for the nine months ended September 30, 2009. The 13.6% represents the $2.5 million expenses incurred by CBP, Logic Express that are not deductible in PRC for the nine months ended September 30, 2008.

The estimated tax savings due to the tax exemption for the three months ending September 30, 2009 and 2008 amounted to $1,514,862 and $563,374, respectively. The net effect on earnings per share if the income tax had been applied would decrease basic earnings per share for the three months ended September 30, 2009 and 2008 by $0.07 and $0.03, respectively. The net effect on earnings per share if the income tax had been applied would decrease diluted earnings per share for the three months ended September 30, 2009 and 2008 by $0.07 and $0.03, respectively.

The estimated tax savings due to the tax exemption for the nine months ending September 30, 2009 and 2008 amounted to $4,506,389 and $1,358,863, respectively. The net effect on earnings per share if the income tax had been applied would decrease basic earnings per share for the nine months ended September 30, 2009 and 2008 by $0.21 and $0.06, respectively. The net effect on earnings per share if the income tax had been applied would decrease diluted earnings per share for the nine months ended September 30, 2009 and 2008 by $0.21 and $0.06, respectively.

CBP was incorporated in the United States and has incurred net operating losses for income tax purposes for the period ending September 30, 2009. The estimated net operating loss carry forwards for United States income taxes amounted to $4,344,584 and $2,996,886 as of September 30, 2009 and December 31, 2008, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, from 2026 through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management reviews this valuation allowance periodically and makes adjustments as warranted. The following table represents the rollforward of the deferred tax valuation allowance:

	For the nine months ended	For the year ended
	September 30, 2009	December 31, 2008
	(unaudited)
Balance as of beginning of period	$1,018,941	$640,318
Increase	458,217	378,623
Balance as of end of period	$1,477,158	$1,018,941

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $35 million as of September 30, 2009, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

VAT on sales amounted to $1,981,600 and $903,665 for the three months ended September 30, 2009 and 2008, respectively. VAT on sales amounted to $5,834,961 and $2,192,304 for the nine months ended September 30, 2009 and 2008, respectively. Sales are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
VAT tax payable	$690,247	$331,505
Income tax payable	5,018,767	3,630,878
Other miscellaneous tax payable	204,217	97,627
	$5,913,231	$4,060,010

Note 14 – Commitments and contingent liabilities

Capital and lease commitments

The Company’s 82.76% owned subsidiary, He Ze Plasma Company, entered into a lease agreement on January 13, 2005, with the Yun Cheng Lan Tian Transportation Company in Yun Cheng County, Shandong Province, to lease land use rights for a period of 10 years. The annual lease amount is approximately $1,751 (RMB 12,000) with no early termination penalty. The Company has the right of first refusal to renew the lease after the ten year lease term.

The Company’s 82.76% owned subsidiary, Qi He Plasma Company, entered into a lease agreement on April 26, 2007, with the Zhang Bo Shi Village in Qi He County, Shandong Province, to lease land use rights for a period of 50 years. The annual lease amount is approximately $4,566 (RMB 31,144) with no early termination penalty.

The Company’s 82.76% owned subsidiary, Zhang Qiu Plasma Company, leased land use right and the use of building and equipment for a period of 10 year from January 1, 2007 with annual lease payment of $43,977 (RMB300,000). The lease was terminated in March 2008. The Company entered into a lease agreement on April 1, 2008, with the Zhang Qiu Red Cross Blood Center, to lease land use rights and the use building and equipment for a period of 10 years. The annual lease payment is approximately $1,466 (RMB 10,000) with no early termination penalty.

The Company’s 48.6% indirectly owned subsidiary, Qianfeng, entered into a lease agreement on June 1, 2006 with a group of individuals in an area located next to its production facility, to lease and use the space for processing industrial waste for 10 years. The annual lease amount is approximately $1,530 (RMB 10,438).

The Company’s indirectly owned subsidiary, Huang Ping Plasma Company, entered into a lease with Huang Ping County Finance Department on April 28, 2007, Guizhou Province, to lease land use rights and use a building and equipment for a period of 3 years. The annual lease payment is approximately $10,261 (RMB 70,000).

The Company’s indirectly owned subsidiary, Pu Ding Plasma Company, entered into a lease with Pu Ping County Health Department, Guizhou Province on March 31, 2007, to lease land use rights and use a building and equipment for a period of 3 years. The annual lease payment is approximately $21,989 (RMB 150,000).

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The Company’s indirectly owned subsidiary, Na Yong Plasma Company, entered into a lease with Na Yong County Health Department, Guizhou Province on March 31, 2007, to lease land use rights and use a building and equipment for a period of 3 years. The annual lease payment is approximately $21,989 (RMB 150,000).

The Company’s indirectly owned subsidiary, Wei Ning Plasma Company, entered into a lease with Wei Ning County Health Department, Guizhou Province on April 9, 2007, to lease land use rights and use building and equipment for a period of 3 years. The annual lease payment is approximately $11,727 (RMB 80,000).

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to FASB’s accounting standard related to leases. Total capital and operating lease commitments outstanding for the fiscal year ended December 31:

	2009	2010	2011	2012	2013	Thereafter
Property and equipment	$239,278	$-	$-	$-	$-	$-
Lease	73,393	26,622	9,327	9,327	9,327	205,172
Total	$312,671	$26,622	$9,327	$9,327	$9,327	$205,172

For the three months ended September 30, 2009 and 2008, total rent expense amounted to $44,395 and $1,451, respectively.

For the nine months ended September 30, 2009 and 2008, total rent expense amounted to $102,721 and $19,507, respectively.

Legal proceedings

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

Subsequently, Beijing Chen Da entered into an equity transfer agreement with Mr. Du, pursuant to which Mr. Du's 25% equity interest in Shandong Taibang was transferred to Beijing Chen Da as repayment of the RMB 20 million debt. This agreement was signed by Mr. Du's brother who held a power of attorney from Mr. Du. Mr. Du disputes the legitimacy of this transfer and has argued that his brother, Du Hai Shan, exceeded the scope of the power of attorney. Mr. Du sued his brother in the court of Jianli County, Hubei province, relating to the propriety of the brother's actions under the power of attorney. Initially the county court found in its judgment that the act had exceeded the scope of the power of attorney. Subsequently the Intermediate Court of Jingzhou City, Hubei province, ruled on December 10, 2008 to suspend the judgment based on the grounds that the original court lacked jurisdiction to hear the case. The case is slated to be reviewed again by the Hubei Jingzhou Intermediate Court.

Missile Engineering, another original equity holder wholly controlled by Mr. Du, was obligated to contribute RMB 32.8 million (or $4.2 million) for a 41% interest in Shandong Taibang by means of cash, equipment and patent technology. It was obligated to obtain new drug certificate and production license of its patent technology from the government within a stipulated period in order to be recognized as a valid capital contribution, or in the alternative, make a cash payment. The patent technology was valued as RMB 26.4 million (or approximately $3.4 million). However, Missile Engineering failed to obtain the new drug certificate and production license within the stipulated period. Mr. Du also disputes whether the period for obtaining the certificate and license had expired. Pursuant to a stockholders resolution on September 26, 2004, Missile Engineering agreed to sell its 41% interest in Shandong Taibang to Up-Wing and Up-Wing agreed to take up the obligation of Missile Engineering to pay the RMB 26.4 million in cash. Missile Engineering disputes this transaction and sued the brother of Mr. Du in the court of Jianli County, Hubei province, relating to the propriety of the brother's actions under the power of attorney. Initially the county court found in its judgment that the act had exceeded the scope of the power of attorney. Subsequently the Intermediate Court of Jingzhou City, Hubei province, ruled on December 10, 2008 to suspend the judgment based on the grounds that the original court lacked jurisdiction to hear the case. The case is slated to be reviewed again by the Hubei Jingzhou Intermediate Court.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

In 2006, Missile Engineering applied for arbitration before the China International Economic and Trade Arbitration Commission, or CIETAC, to challenge the effectiveness of the transfer to Up-Wing Investments Limited, of the equity interests in Shandong Taibang formerly owned by Missile Engineering. The equity transfer had been approved by the Shandong Provincial Department of Foreign Trade and Economic Cooperation, or the Shandong COFTEC. Missile Engineering later voluntarily withdrew this application and instead applied for administrative reconsideration of the equity transfer, but this application was rejected by the Ministry of Commerce in 2007. Missile Engineering applied with the District Court of Lixia District, Jinan City, Shandong province requesting revocation of Shandong COFTEC's approval of the equity transfer to Up-wing by Missile Engineering. Missile Engineering later voluntarily withdrew the action. In April 2007, Logic Express initiated an arbitration proceeding before the Shandong Tai'an Arbitration Committee, to establish that Logic Express is the lawful shareholder of Shandong Taibang. The parties to that proceeding were Logic Express Ltd. and Shandong Taibang Biological Products Co., Ltd. The Arbitration Committee's decision on September 6, 2007 confirmed that Logic Express had legitimate ownership as a result of the transfer of Shandong Taibang. Up-Wing started an action in the Intermediate Court of Tai'an City, Shandong province requesting the court to establish that Up-Wing is the lawful shareholder of Shandong Taibang. The Intermediate Court of Tai'an City, Shandong province on December 20, 2007 rejected the application on the basis that the same matter had been tried by the arbitration panel.

Up-Wing filed a defamation case in the District Court of Hi-technology and Industry Development District, Tai'an City, Shandong province claiming defamation against Mr. Du and the 21st Century Economic Report Newspaper. Judgment in favor of Up-Wing was rendered on July 22, 2008 ordering the newspaper and Mr. Du to publish an apology to Up-Wing.

Mr. Du and Missile Engineering filed two actions in the Intermediate Court of Wuhan City, Hubei province, against the following defendants, Du Hai Shan, his brother, Beijing Chen Da and Logic Express. Mr. Du and Missile Engineering have requested that the Wuhan Intermediate Court to restore the equity interests originally held by the plaintiffs, 25% equity interest held by Mr. Du and 41% equity interest held by Missile Engineering. The Wuhan Intermediate Court issued a preliminary order attaching 66% of the equity of Shandong Taibang pending the outcome of the case. However, on September 25, 2009, the Higher People’s Court of Hubei overruled the Wuhan Intermediate Court’s acceptance of jurisdiction over the case and ruled that the Tai’an Intermediate Court in Shandong Province, where the Company is located, had the proper jurisdiction over the parties’ dispute. As a result, the attached 66% of the equity of Shandong Taibang were released. The court ruled that while the plaintiffs had the right to bring a lawsuit for the validity of the share transfer agreement because they did not attend the previous arbitration hearing and never reached an arbitration agreement regarding their dispute, the Tai’an Intermediate Court has the proper jurisdiction over the dispute pursuant to the prior agreement of the parties. Although the plaintiffs may decide bring their suit to Tai’an, Management believes that the possibility of the plaintiffs prevailing in Tai’an is slim in light of the historical Tai’an proceedings in connection with the dispute: a Tai’an arbitration panel has already confirmed that the share transfer agreements are effective, including the share transfer agreement between the plaintiffs and the Company, and the Tai’an Intermediate Court has already confirmed the legal force of the arbitration award. Failure to resolve these disputes in our favor may adversely affect our business and operations.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Bobai County Collection Station

In January 2007, the Company's PRC subsidiary, Shandong Taibang, advanced $413,697 (RMB3.0 million) to Feng Lin, the 20% minority shareholder in Fang Cheng Plasma Company, the Company's majority owned subsidiary, for the purpose of establishing or acquiring a plasma collection station. Mr. Lin and Shandong Taibang intended to establish the Bobai Kangan Plasma Collection Co., Ltd. (“Bobai”) in Bobai County, Guangxi and on January 18, 2007, Shandong Taibang signed a letter of intent to acquire the assets of the Bobai Plasma Collection Station, which was co-owned by Mr. Lin and Mr. Keliang Huang. However, in January 2007, Hua Lan Biological Engineering Co., Ltd. (“Hua Lan”) filed suit in the District Court of Hong Qi District, Xin Xiang City, Henan Province, alleging that Feng Lin, Keliang Huang and Shandong Taibang established and/or sought to operate the Bobai Plasma Collection Station using a permit for collecting and supplying human plasma in Bobai County, that was originally granted to Hua Lan by the government of the Guangxi region, without Hua Lan's permission. The establishment and registration of Bobai was never realized as a result of this law suit. On January 29, 2007, on Hua Lan's motion, the District Court entered an order to freeze funds in the amount of approximately $386,100 (RMB3,000,000) held by the defendants in the case, including approximately $65,750 (RMB500,000) in funds held in Shandong Taibang's bank account in Tai'an City. A hearing was held on June 25, 2007 and judgment was entered against the defendants along with a $226,780 (RMB1,700,000) joint financial judgment. The Company appealed the District Court judgment to the Henan Province High Court. In November 2007, the High Court affirmed the judgment against the three defendants and increased the amount of the joint financial judgment to approximately $405,954 (RMB3,000,000).

In January 2008, Hua Lan enforced the judgment granted by the High Court to freeze the Company's bank accounts. Shandong Taibang has filed a separate action against Hua Lan before the Tai'an City District Court to seek recovery of any losses in connection with Hua Lan's claim and to request that the Tai'an City District Court preserve Hua Lan's property or freeze up to approximately $411,300 (RMB 3 million) of Hua Lan's assets to secure the return of such funds to the Company. The intermediate court in Tai'an City accepted the application on February 14, 2008 but the matter is still pending. Pending the outcome of the proceedings, Shandong Taibang increased its loss contingency reserve during its fourth quarter of 2007 from approximately $75,593 (RMB566,667) to $133,400 (RMB1,000,000) to cover its share of the enforcement of this judgment. During the fourth quarter of 2008, full amount of the judgment, including Feng Lin and Keliang Huang's portions of the judgment and the related fees, approximately $456,222 (RMB 3,109,900) has been withdrawn from Shandong Taibang's account. The Company recorded Feng Lin and Keliang Huang's portion of the judgment, approximately $304,143 (RMB2,073,234), as receivable as a result of the withdraw. As of December 31, 2008, the Company determined that it is unlikely that the Company will be able to recover such receivable from those two individuals and wrote off the receivable as bad debt expense.

In light of the foregoing, it is unlikely that the Company's planned acquisition of the assets of Bobai will go forward.

Dispute among Qianfeng Shareholders over Raising Additional Capital

On May 28, 2007, a 91% majority of Qianfeng's shareholders approved a plan to raise additional capital from private strategic investors through the issuance of an additional 20,000,000 shares of Qianfeng equity interests at RMB 2.80 per share. The plan required all existing Qianfeng shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority holder of Qianfeng's shares, the Guizhou Jie'an Company, or Jie'an, did not support the plan and did not agree to waive its right of first refusal. On May 29, 2007, the majority shareholders caused Qianfeng to sign an Equity Purchase Agreement with certain investors, pursuant to which the investors agreed to invest an aggregate of RMB 50,960,000 (approximately $7,475,832) in exchange for 18,200,000 shares, or 21.4%, of Qianfeng's equity interests. At the same time, Jie'an also subscribed for 1,800,000 shares, representing its 9% pro rata share of the 20,000,000 shares being offered. The proceeds from all parties were received by Qianfeng in accordance with the agreement.

In June 2007, Jie'an brought suit in the High Court of Guizhou province, China, against Qianfeng and the three other original Qianfeng shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie'an alleged that it had a right to acquire the shares waived by the original Qianfeng shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie'an and sustained the Equity Purchase Agreement, but on November 2008, Jie'an appealed the Guizhou High Court judgment to the People's Supreme Court in Beijing. On May 13, 2009, the People's Supreme Court sustained the original ruling and denied the rights of first refusal of Jie'an over the additional shares waived by the original Qianfeng's shareholders. The registration of the new investors as Qianfeng's shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce is still pending. Due to the flaws of the Equity Purchase Agreement and the pre-conditions of the agreement no longer valid, the Company is evaluating the possibility of voiding the agreement to maintain the original share structure. If the Company is unable to void the agreement, Dalin's interests in Qianfeng may be reduced to approximately 41.3% .

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Dispute over Qianfeng Technical Consulting Agreement

In 1997, Qianfeng entered into a Technical Cooperation Agreement with Sin Kyung Ye, or Sin, a Korean individual, to provide certain fractionation equipment and transfer processing know-how to Qianfeng. In August 2004, Sin filed a law suit against Qianfeng with the Intermediate Court in Guiyang City, China, alleging non-payment of RMB 100,000 (approximately, $14,670) for his fractionation equipment and RMB 5,000,000 (approximately, $733,500) for the transfer of his technological know-how. The Intermediate Court ruled in favor of Sin and found that Qianfeng owed Sin RMB 10,376,160 (approximately, $ 1,522,183), but Qianfeng appealed the Intermediate Court ruling to the Guizhou High Court. The Guizhou High Court agreed in part with Qianfeng's grounds for appeal and reduced the amount of know-how transfer fee to RMB 1,970,413 (approximately, $289,060). In May 2007, Sin appealed the Guizhou High Court's decision to the People's Supreme Court in Beijing. The People's Supreme Court heard in April 2008, but had not issued its decision as of November 13, 2009.

Qianfeng Product Liability Claims

In January 2008, Qianfeng, along with two local hospitals and a local blood center, was sued in the Zhuhui District Court in Hengyang, Hunan province, China, by a resident of Hunan province, for RMB 1,749,358 (approximately, $256,631) in damages, in connection with his alleged HIV contamination via blood transfusion during the plaintiff's treatment following an April 2006 traffic accident. The Zhuhui District Court awarded the plaintiff RMB 200,000 (approximately, $29,340), but found that the defendants were not responsible for his HIV contamination. All parties appealed to the Zhuhui Middle Court. On December 4, 2008, the Zhuhui Middle Court remanded the case to the lower court for retrial, on grounds that the HIV contamination could not be directly linked to the plaintiff's treatment by the hospitals or to Qianfeng's products. There have been no further developments on this case as of November 13, 2009.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Dispute over Raw Plasma Supply Agreement with Xintai

On March 10, 2009, Henan Xintai Medicine Company (previously known as Henan Zhongtai Medicine, “Xintai”) brought suit against Shandong Taibang and its two wholly-owned plasma collecting subsidiaries in Shandong for breach of a raw plasma supply agreement. The suit was subsequently withdrawn by Xintain on May 31, 2009. The agreement, signed by Shandong Taibang and Xintai on October 10, 2006, requires the two subsidiaries to provide to Xintai 40 metric tons of raw plasma per year from 2007 to 2009. The subsidiaries provided more than 34 metric tons of plasma to Xintai during 2007 in accordance with the agreement. On October 31, 2007, PRC State Department published the Regulation on Plasma Collection Stations. The Company believes the agreement is invalid because it violates the clause 43 of the new Regulation, which prohibits plasma collecting stations from providing raw plasma to manufacturer other than their direct parent. To comply with the Regulation, the subsidiaries ceased supplying plasma to Xintai in late 2007. On March 12, 2009, Shandong Taibang filed a suit in the Shandong Taian Middle Court against Xintai seeing damages of RMB50,000 (approximately, $7,335) for the plasma already supplied to Xintai during 2007. On June 29, 2009, Xintai re-filed the suit in Shandong Taian Middle Court against Taibang and the two subsidiaries seeking compensation of RMB6,000,000 (approximately, $880,200) for contract breach and demanding that Taibang and the subsidiaries continue to honor the agreement. On October 20, 2009, the Taian Middle Court combined and heard the two suits, and the Company is awaiting the Court’s ruling.

Qianfeng’s Guarantee to a Third Party

In 2007, as a condition to purchase Huang Ping Plasma Station, Qianfeng entered into an agreement with Guizhou Zhongxin Investment Company (“Zhongxin”) in which Qianfeng agreed to repay Zhongxin’s debt out of Qianfeng’s payables to Zhongxin arising from plasma purchased from Zhongxin. In the same agreement, Qianfeng also guaranteed to the Huang Ping County Hospital (“Huang Ping Hospital”), which was the co-owner with Zhongxin of the Huang Ping Plasma Station, for the amount of RMB3,000,000 (approximately, $440,100) of debt that Zhongxin owed to Huang Ping Hospital. On June 1, 2009, Huang Ping Hospital brought suit, in Huang Ping Country People’s Court of Guizhou Province, against Zhongxin for non-payment of its payables and debt due to Huang Ping Hospital and Qianfeng as the guarantor. On November 2, 2009, the court ruled in favor of the plantiff and Qianfeng will need to repay the RMB3,000,000 debt to Huang Ping Hospital on behalf of Zhongxin as the guarantor. The Equity Transfer Agreement pursuant to which we acquired a 90% interest in Dalin, Qianfeng’s majority shareholder, provides that the sellers shall be responsible, in accordance with their equity proportion in Qianfeng, for damages incurred by Qianfeng from Zhongxin’s debt and shall repay Qianfeng the sellers’ proportionate share of payments made by Qianfeng to creditors in connection with Zhongxin’s debt within 10 days after payment by Qianfeng.

Note 15 – Warrants and options

Warrants

On July 18, 2006, the Company entered into a securities purchase agreement with certain accredited investors and completed the sale of 2,200,000 shares of common stock and 1,070,000 warrants with an exercise price of $2.8425 per share (“2006 Warrants”). The warrants have a 5-year term and are callable by the Company if the shares trade at 160% of the exercise price for 15 consecutive trading days. On July 28, 2006, the Company also issued 214,000 warrants with an exercise price at $2.8425 (“Placement Agent Warrant”) to Lane Capital Markets, LLC, the placement agent. These warrants have a 5-year term and are non-callable.

Effective January 1, 2009, 1,284,000 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese Renminbi. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

In September 2009, as authorized by the board of directors, the Company redeemed all of its outstanding 2006 Warrants with an exercise price of $2.8425 per share, in connection with the above-mentioned Securities Purchase Agreement dated July 18, 2006. In addition, there were 145,500 shares of Placement Agent Warrants were converted into common stock. As a result, as of September 30, 2009, there were 1,215,500 warrants converted into the Company’s common stock. The fair value of these warrants at the conversion date totaled $5,712,822 was transferred to equity. In addition, the fair value of the remaining 68,500 common stock purchase warrants was $404,807 as of September 30, 2009. As such the Company recognized a loss of $2,429,132 and $4,449,603, respectively, from the change in fair value of these warrants for three and nine months ended September 30, 2009.

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

These common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model, based on the market price of the Company’s common stock, volatility estimated at 130% based on a review of the historic volatility of the Company’s common stock, an expected dividend yield of zero, the remaining life of the warrants and risk-free rates of return of 1.11% - 1.88% .

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

The summary of warrant activity is as follows:

		Weighted	Average
	Warrants	Average	Remaining
	Outstanding	Exercise Price	Contractual Life
December 31, 2007	1,284,000	$2.84	3.55
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
September30, 2008 (unaudited)	1,284,000	$2.84	2.80
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
December 31, 2008	1,284,000	$2.84	2.55
Granted	1,288,018	4.89	2.70
Forfeited	-	-	-
Exercised	(1,215,500)	2.84	1.81
September 30, 2009 (unaudited)	1,356,518	$4.78	2.67

Options

On May 9, 2008, the Company adopted the 2008 Equity Incentive Plan, which provides up to 5,000,000 shares of Company’s Common Stock to be made available to employees and directors at various prices as established by the Board of Directors of the Company. On May 9, 2008, the Company granted options to purchase an aggregate of 937,500 shares of the Company’s common stock under the 2008 Plan to certain directors and employees, pursuant to stock option agreements between the Company and each of these directors or employees. The options have an exercise price of $4.00 per share, will vest immediately and will expire on June 1, 2018. On July 24, 2008, the Company granted options to purchase an aggregate of 60,000 shares of the Company’s common stock under the 2008 plan to its three independent directors. These options have an exercise price of $4.00 per share and 30,000 shares were vested on January 24, 2009 and the remaining 30,000 shares were vested on July 24, 2009, with the expiration date of July 24, 2018. As of September 30, 2009, there were 4,002,500 shares available under the plan.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The fair value of each option granted on May 9, 2008 and July 24, 2008 are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Granted on	May 9, 2008	July 24, 2008
Expected dividend yield	0%	0%
Risk-free interest rate	3.56%	3.56%
Expected life (in years)	5	5
Weighted average expected volatility	59.4%	81.2%

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on the Company’s current and expected dividend policy. The value of the options was based on the Company’s common stock price on the date the options were granted. Because the Company does not have a history of employee stock options, the Company utilized the simplified method to estimate the life of the options which is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. For the nine months ended September 30, 2009 and 2008, the Company expensed $62,281 and $1,283,801 in compensation expense. The options are accounted for as equity under FASB’s accounting standard related to derivative instruments and hedging activities. The options activity is as follows:

			Weighted	Average
			Average	Remaining	Aggregate
	Options	Options	Exercise	Contractual	Intrinsic
	Outstanding	Exercisable	Price	Life	Value
December 31, 2007	-	-	$-	-	$-
Granted	997,500	937,500	4.00	10.00	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
September 30, 2008 (unaudited)	997,500	937,500	$4.00	9.68	$-
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
December 31, 2008	997,500	937,500	$4.00	9.43	$-
Granted	-	60,000	4.00	9.06	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
September 30, 2009 (unaudited)	997,500	997,500	$4.00	8.68	$-

Note 16 – Change in fair value of derivative liabilities

Loss (gain) on change in fair value of derivative liabilities for the three and nine months ended September 30, 2009 comprised as following:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009
Change in fair value of derivative liabilities of:	(Unaudited)	(Unaudited)
Conversion option of convertible notes	$6,988,311	$6,232,369
Warrants attached to convertible notes	3,554,340	3,181,749
Warrants issued to placement agent	270,550	242,106
Subtotal	10,813,201	9,656,224
Warrants issued with prior placements	2,429,132	4,449,603
Initial charge to income from convertible notes	-	825,261
Total	$13,242,333	$14,931,088

Note 17 – Interest expense (income), net

Interest expense (income), net for the three months ended September 30, 2009 and 2008 comprised as following:

	2009	2008
Interest expense (income), net	(Unaudited)	(Unaudited)
Interest expense – bank and other loans	$713,364	$15,128
Interest expense – convertible notes	135,940	-
Interest income	(124,533)	(36,841)
Total	$724,771	$(21,713)

Interest expense (income), net for the nine months ended September 30, 2009 and 2008 comprised as following:

	2009	2008
Interest expense (income), net	(Unaudited)	(Unaudited)
Interest expense – bank and other loans	$2,257,000	$59,800
Interest expense – convertible notes	157,118	-
Interest income	(434,580)	(67,331)
Total	$1,979,538	$(7,531)

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

Reserve fund

10% of the net income determined in accordance with PRC accounting rules and regulations are transferred to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of September 30, 2009, approximately $5 million still needs to be transferred to statutory reserve. The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise expansion fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. The Company’s policy is to transfer 5% of the Shandong Taibang’s net income to this fund determined in accordance with the Company’s policy.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 19 – Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. All permanent employees are entitled to an annual pension equal to their basic salaries at retirement. The PRC government is responsible for the benefit liability to these retired employees. The Company is required to make contributions to the state retirement plan at 20% of the monthly base salaries of the current employees. For the three months ended September 30, 2009 and 2008, the Company made pension contributions in the amount of $145,089 and $100,702, respectively. For the nine months ended September 30, 2009 and 2008, the Company made pension contributions in the amount of $487,459 and $274,347, respectively.

Note 20 - Noncontrolling interest and distribution

The roll forward of noncontrolling interest in the balance sheet is shown below:

	Fang Cheng	Shandong	Guizhou	Guiyang	Guiyang
	Plasma Co.	Taibang	Renyuan	Qianfeng	Dalin
	Minority	Minority	Minority	Minority	Minority	Total
	Owner	Owner	Owners	Owners	Owner	Noncontrolling
	(20%)	(17.24%)	(75%)	(46%)	(10%)	interest
December 31, 2007	$82,994	$3,802,898	$-	$-	$-	$3,885,892
Net income(loss)	(83,938)	3,387,779	-	-	-	3,303,841
Foreign currency translation gain/(loss)	944	3,162	-	-	-	4,106
Dividend declared	-	(2,982,045)	-	-	-	(2,982,045)
December 31, 2008	$-	$4,211,794	$-	$-	$-	$4,211,794
Dalin acquisition	-	-	2,444,304	17,317,066	1,763,689	21,525,059
Net income(loss)	(4,372)	3,729,183	(84, 745)	6,308,851	789,378	10,738,295
Foreign currency translation gain/(loss)	-	(187)	-	-	-	(187)
Dividend declared	-	(1,212,834)	-	(7,327,205)	(415,353)	(8,955,392)
September 30, 2009 (unaudited)	$(4,372)	$6,727,956	$2,359,559	$16,298,712	$2,137,714	$27,519,569

Dividends declared are split pro rata between the shareholders according to their ownership interest. The payment of the dividends may occur at different times to the shareholders resulting in distributions which do not appear to be reflective of the minority ownership percentages. As of September 30, 2009, minority shareholders owned 17.24% of the Shandong Taibang, 10% of Dalin and 46% of Qianfeng. The table below shows the minority shareholder and dividends outstanding.

	Shandong	Guiyang	Guiyang
	Taibang	Qianfeng	Dalin	Total
	Noncontrolling	Noncontrolling	Noncontrolling	Noncontrolling
	shareholder	shareholder	shareholder	shareholder
Distribution payable, December 31, 2007	$506,626	$-	$-	$506,626
Dividend declared	2,982,045	-	-	2,982,045
Dividend paid	(288,300)	-	-	(288,300)
Foreign currency translation adjustments	51,983	-	-	51,983
Distribution payable, December 31, 2008	$3,252,354			$3,252,354
Dividend declared	1,212,834	7,327,205	415,353	8,955,392
Dividend paid	(3,720,649)	(7,330,671)	(415,353)	(11,466,673)
Foreign currency translation adjustments	14,780	3,466	-	18,246
Distribution payable, September 30, 2009 (unaudited)	$759,319	$-	$-	$759,319

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 21 – Business combinations

On September 26, 2008, Logic Express (“Party B”) entered into an equity transfer agreement with Dalin, a PRC limited liability company, and Fan Shaowen, Chen Aimin, Chen Aiguo and Yang Gang, the shareholders of Dalin (collectively “Party A”), relating to the purchase of an aggregate 90% equity interest in Dalin, for a total purchase price of RMB194,400,000 (approximately $28,479,600), due in four installments. The parties agreed that (i) if Logic will have paid 90% of the purchase price of approximately $25,632,000 (or RMB 174,960,000) on or before April 7, 2009, then Logic will be entitled to its share of Dalin’s portion of the profit generated by Qianfeng starting from January 1, 2009, and (ii) if Logic fails to pay the said amount, the profit generated by Qianfeng from January 1, 2009 until the day of payment of said amount will be shared by Party A and Party B (i.e., Logic will be entitled to its share of Dalin's portion of the profit generated by Qianfeng calculated according to the proportion of the purchase price paid by it, and Party A will be entitled to the rest of Dalin’s portion of the profit generated by Qianfeng). The Company timely initiated the third installment payment to achieve 90% of the purchase price on April 7, 2009, in accordance with the instructions provided by the Dalin shareholders, which was subsequently paid on April 8 and April 14, 2009. The transaction was deemed by the Party A that Party B fulfilled its obligations under the agreement. As a result, Logic Holdings, the Hong Kong subsidiary, is now entitled to all the rights and privileges of a 90% shareholder in Dalin, including the right to receive its pro rata share of the profits generated by Dalin's 54% majority-owned operating subsidiary, Qianfeng Biological Products Co., Ltd., or Qianfeng, as of January 1, 2009, subject to a possible dilution to as low as 41.3%, if a dissenting Qianfeng shareholder prevails in a pre-existing suit to obtain additional equity interests in Qianfeng. The Company is obligated to pay the fourth and final installment, representing the remaining 10% of the Dalin purchase price, on or before April 9, 2010, the one-year anniversary of the local Administration for Industry and Commerce's approval of the equity transfer. On January 16, 2009, Qianfeng's shareholders, including Dalin, elected four members to its seven member Board of Directors that were nominated by Dalin, and on January 17, 2009, the Qianfeng's Board of Directors elected a new management team consisting of all Logic Express' and Dalin's appointees, including a new CEO, Executive Senior Vice President, CFO and Director of Sales. The operational control of Qianfeng passed to the Company effective January 1, 2009. According to the Equity Transfer Agreement, as amended, the Company can exercise the shareholder’s rights, as well as taking over all the corporate seals and license, of Dalin upon the payment of the second installment. The Company paid the second installment according to the agreement on December 14, 2008. However, under the section 1-2.2 of the Equity Transfer Agreement, as amended on December 12, 2008, the Company is entitled to the profit generated from Dalin’s main operating subsidiary, Qianfeng, after January 1, 2009. As a result, the Equity Transfer Agreement became effective on January 1, 2009. Therefore, the Company believes that January 1, 2009, the date on which the Company legally obtained control, acquired the assets, assumed the liabilities and became entitled to Dalin's share of the profit generated by Qianfeng as the acquisition date for the accounting purpose according to the FASB’s accounting standard related to business combination. The results of Dalin's and its subsidiaries' operations from January 1, 2009 through September 30, 2009 are included in the Company's Consolidated Statements of Operations and Comprehensive Income

Effective January 1, 2009, the Company adopted FASB’s accounting standard related to business combination which required acquisition method of accounting to be used for all business combinations and for an acquirer to be identified for each business combination. This accounting standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the standard).

The Company’s acquisition of Dalin was accounted for in accordance with this standard and the Company has allocated the purchase price of Dalin based upon the fair value of the net assets acquired and liabilities assumed and the fair value of the noncontrolling interest measured at the acquisition date. The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with the business combination standard issued by FASB and, except for cash and cash equivalents, fair value was estimated using level 3 inputs under FASB’s accounting standard related to fair value measurements. Level 3 inputs for the nonfinancial assets included a valuation report (prepared by a third party appraisal firm) that primarily utilized a combination of Income approach, cost approach and Market approach valuation techniques. Level 3 inputs for other assets and liabilities included present value techniques applied to after-tax income, expected after-tax cash flows and estimated selling prices (less costs of disposal and profit allowance) for inventories. In accordance with FASB’s accounting standard related to goodwill and other intangible assets, indefinite lived intangibles and goodwill are not being amortized.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The following table summarizes the net book value and the fair value of the assets acquired and liabilities assumed at the date of acquisition, which represents the purchase price allocation at the date of the acquisition of Dalin based on valuation report which was prepared by a third party appraisal firm:

	Net Book Value	Fair Value
Current assets	$26,883,246	$26,883,246
Property, plant and equipment, net	6,060,024	8,098,959
Intangibles	1,729,112	21,471,408
Other non-current assets	3,449,162	3,449,162
Goodwill	-	12,425,589
Total assets	38,121,544	72,328,364
Total liabilities	(21,911,373)	(21,911,373)
Net assets	$16,210,171	$50,416,991

The Company determined the $50.4 million fair value of the acquired assets of Dalin based on an evaluation by an independent appraisal and the final asset evaluation by the management. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed shall be recognized as goodwill. As a result, the $12.4 million of goodwill was due to the acquisition purchase price over the fair value of the assets acquired. During the three months ended September 30, 2009, the Company did not record any impairment charge from write-downs of purchased intangible assets since the Company do not identify any trends caused a reduction in expected future cash flows.

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

Pro Forma

The following unaudited pro forma condensed income statement for the three and nine months ended September 30, 2008 were prepared under generally accepted accounting principles as if the acquisition of Dalin has occurred on January 1, 2008. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

	Three months ended	Nine months ended
	September, 2008	September, 2008
Revenues	$19,306,855	$61,653,874
Cost of revenues	4,647,386	18,252,493
Gross profit	14,659,469	43,401,381
Operating expenses	3,480,736	12,423,749
Other expenses, net	25,920	168,702
Provision for Income taxes	1,932,007	6,698,344
Net income before noncontrolling interest	9,220,806	24,110,586
Less: net income attributable to noncontrolling interest	2,327,527	7,823,067
Net income attributable to controlling interest	$6,893,279	$16,287,519
Basic - earning per share
Weighted average number of shares	21,434,942	21,434,942
Earnings per share	$0.32	$0.76
Diluted - earning per share
Weighted average number of shares	21,504,629	21,713,170
Earnings per share	$0.32	$0.75

Note 22 – Subsequent Events

The Company has performed an evaluation of subsequent events through November 13, 2009, which is the date the financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Use of Terms

Except as otherwise indicated by the context, all references in this report to (i) “China Biologic,” the “Company,” “we,” “us,” or “our,” are references to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries; (ii) “Logic Express” are to our wholly owned subsidiary Logic Express Limited, a BVI company; (iii) “Logic Holding” are to our wholly-owned subsidiary Logic Holding (Hong Kong) Limited, a Hong Kong company; (iv) “Shandong Taibang” are to our subsidiary Shandong Taibang Biological Products Co. Ltd., a sino-foreign joint venture incorporated in China; (v) “Dalin” are to our majority owned subsidiary, Chongqing Dalin Biologic Technologies Co., Ltd., a PRC limited company; (vi) “Qianfeng” are to our majority owned subsidiary Qianfeng Biological Products Co., Ltd., a PRC company; (vii) “Huitian” are to our minority owned subsidiary Xi’an Huitian Blood Products Co., Ltd., a PRC company; (viii) “Securities Act” are to the Securities Act of 1933, as amended; (ix) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (x) “RMB” are to Renminbi, the legal currency of China; (xi) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (xii) “China” and “PRC” are to the People’s Republic of China; (xiii) “BVI” are to the British Virgin Islands; and (xiv) “Hong Kong” are to the Hong Kong Special Administrative Region of China.

Overview of Our Business

We are a biopharmaceutical company and through our indirect Chinese subsidiaries, Shandong Taibang and Qianfeng, we are principally engaged in the research, development, manufacturing and sales of plasma-based pharmaceutical products in China. Shandong Taibang operates from our manufacturing facility located in Tai’an City, Shandong Province and Qianfeng operates in Guizhou Province. Our minority owned subsidiary, Huitian, operates from facilities in Xi’an Province. The plasma-based biopharmaceutical manufacturing industry in China is highly regulated by both the provincial and central governments. Accordingly, the manufacturing process of our products is strictly monitored from the initial collection of plasma from human donors to finished products. Our principal products include our approved human albumin and immunoglobulin products.

We are approved to sell 10% and 20% human albumin in10ml, 25ml and 50ml. Human albumin is our top-selling product. Sales of these human albumin products represented approximately 44.6% and 58.3% of our total revenues, respectively, for the three months ended September 30, 2009 and 2008. Human albumin is principally used to increase blood volume while immunoglobulin is used for certain disease preventions and cures. Our approved human albumin and immunoglobulin products use human plasma as the basic raw material. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. All of our products are prescription medicines administered in the form of injections.

We sell our products to customers in the PRC, mainly hospitals and inoculation centers. Our sales have historically been made on the basis of short-term arrangements and our largest customers have changed over the years. For the three months ended September 30, 2009 and 2008, our top 5 customers accounted for approximately 17.7% and 23.3%, respectively, of our total revenue. For the nine months ended September 30, 2009 and 2008, our largest customer accounted for approximately 4.8% and 6.9%, of our revenue, respectively. As we continue to diversify our geographic presence, customer base and product mix, we expect that our largest customers will continue to change from year to year.

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

The following chart reflects our corporate organizational structure:

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the third quarter of 2009, which resulted in growth in our revenue and net income. The following are some financial highlights for the three months ended September 30, 2009:

  Revenue: Revenue increased $13,239,824, or 95.9%, to $27,039,739 for the three months ended September 30, 2009, from $13,799,915 for the same period in 2008.

  Income from operations: Income from operations increased $6,981,412, or 99.1%, to $14,027,734 for the three months ended September 30, 2009, from $7,046,322 for the same period in 2008.

  Net income: Net income decreased $10,672,115, or 238.3%, to a net loss of $6,193,569 for the three months ended September 30, 2009, from a net income of $4,478,546 for the same period in 2008, as a result of the $13.2 million non-cash charge of fair value of derivative liability.

  Fully diluted net income per share: Fully diluted net loss per share was $0.29 for the three months ended September 30, 2009, as compared to the net income of $0.21 for the same period in 2008.

Recent Developments

Dalin Acquisition and Entrustment Agreement

We acquired a 90% interest in Dalin in January 2009 and completed the transaction in April 2009 upon our payment of 90% of the purchase price. We are obligated to pay the remaining 10% of the purchase price, RMB 19,440,000 (approximately $2,847,960), on or before April 9, 2010, the one-year anniversary of the Dalin equity transfer’s approval by the local Administration for Industry and Commerce. Qianfeng is one of the largest plasma-based biopharmaceutical companies in China and is the only manufacturer currently operating in Guizhou Province. With a population of 39 million, Guizhou Province has historically produced the highest volumes of plasma collection in China, because a higher proportion of its population has been willing to engage in the collection process. Guizhou Province has a total of 19 plasma collection stations in operation, collecting approximately 1,200 metric tons of plasma supply each year. Qianfeng owns seven of these plasma collection stations, of which six are currently in operation and collecting approximately 250 metric tons of plasma per year, with an annual capacity of 400 metric tons. We intend to employ more advanced collection techniques at these stations to improve yields and generate additional plasma supply. Qianfeng is in compliance with Good Manufacturing Practices, or GMP, standards, and has been approved by the PRC’s State Food and Drug Administration or the SFDA to produce six types of plasma-based products including Human Albumin, Human Immunoglobulin, Human Intravenous Immunoglobulin, Human Hepatitis B Immunoglobulin, Human Tetanus Immunoglobulin and Human Rabies Immune Globulin. Based on publicly available data published by the PRC government, we believe that Qianfeng currently controls approximately 9.5% of the market for plasma-based biopharmaceutical products in China.

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

In July 2009, Dalin relocated from Chongqing, Sichuan to Guiyang, Guizhou to be in the same campus of Qianfeng to ease the administrative operations. The name of Dalin was also changed to Guiyang Dalin Biological Technology Company to reflect the relocation.

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

Principal Factors Affecting Our Financial Condition

The following are key factors that affect our financial condition and results of operations and we believe them to be important to the understanding of our business:

Global Financial Crisis

The ongoing downturn in global financial markets has is expected to slow down China’s GDP growth, and may have an adverse effect on the demand for our products which are still not affordable to many PRC patients. If the current global economic slowdown continues and a depressed economic environment make our products less affordable to more patients or result in an overall decreased demand for our products, such reductions and disruptions could have a material adverse effect on our projected total sales increase and deteriorate our profit margins.

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

Production Capacity

Our sales volume could be limited by our annual production capacity. As we grow our business in the future, our ability to fulfill additional and larger orders will depend on our ability to increase our production capacity. Our plan to expand our production capacity will depend on, inter alia, the availability of capital to meet our needs of expansion or upgrading of production lines, and the availability of stable plasma supply.

As of September 2009, with the operations in Shandong Taibang and Guiyang Qianfeng, our production capacity was 1,100 metric tons per annum. We estimate that the production capacity of our major competitors ranges from 300 metric tons to 1,000 metric tons per annum. Due to the shortage of raw material supply, our current production capacity should be sufficient for next couple years.

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

We believe that we have strengthened our position in the marketplace with our recent acquisition of a 90% equity interest in Dalin and its 54% majority-owned operating subsidiary, Qianfeng and a 35% equity interest in Huitian, a Xi’an -based biopharmaceutical company.

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

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the New EIT Law, and on December 6, 2007, the State Council of China passed the Implementing Rules for the New EIT Law, or the Implementing Rules, which took effect on January 1, 2008. The New EIT Law and Implementing Rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, beginning January 1, 2008.

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

Results of Operations

Comparison of Three Months Ended September 30, 2009 and 2008

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue.

(All amounts, other than percentages of revenue, in U.S. Dollars)

	Three Months Ended September 30,						Period-over-period
	2009			2008			Increase (Decrease)
		% of			% of
	Amount	Revenue		Amount	Revenue		Amount	%
Revenue	$27,039,739	100.0%		$13,799,915	100.0%		$13,239,824	95.9%
Costs of revenue	6,960,901	25.7%		4,138,077	30.0%		2,822,824	68.2%
Gross profit	20,078,838	74.3%		9,661,838	70.0%		10,417,000	107.8%
Operating Expenses:
Selling expenses	619,467	2.3%		780,246	5.7%		(160,779)	(20.6%	)
General and administrative expenses	5,169,137	19.1%		1,634,233	11.8%		3,534,904	216.3%
Research and development expenses	262,500	1.0%		201,037	1.5%		61,463	30.6%
Total operating expenses	6,051,104	22.4%		2,615,516	19.0%		3,435,588	131.4%
Income from operations	14,027,734	51.9%		7,046,322	51.1%		6,981,412	99.1%
Other Expense (Income):
Equity in loss (income) of unconsolidated affiliate	(31,051)	(0.1%	)	-	-		(31,051)	100%
Change in fair value of warrant liabilities	13,242,333	49.0%		-	-		13,242,333	100%
Interest expense (income), net	724,771	2.7%		(21,713)	(0.2%	)	746,484	3438.0%
Other expense (income), net	337,645	1.2%		57,815	0.4%		279,830	484.0%
Total Other Expense	14,273,698	52.8%		36,102	0.3%		14,237,596	39437.1%
(Loss)Income before taxes and non- controlling interest	(245,964)	(0.9%	)	7,010,220	50.8%		(7,256,184)	(103.5%	)
Provision for income taxes	2,535,023	9.4%		1,572,816	11.4%		962,207	61.2%
Non-controlling interest	3,412,582	12.6%		958,858	6.9%		2,453,724	255.9%
Net (loss) income attributable to controlling interest	$(6,193,569)	(22.9%	)	$4,478,546	32.5%		$(10,672,115)	(238.3%	)

Revenues

Our revenues are derived primarily from the sales of our human albumin and immunoglobulin products. Our revenues increased 95.9%, or $13,239,824 period of 2008. The increase in revenues during the third quarter of 2009 is primarily attributable to a general increase in the price of plasma-based products, but was partially offset by a decrease in our sales volume for one of our products. Among the factors that contributed to the growth in revenue, foreign exchange translation accounted for 0.3% of the increase. Our third quarter financial results also benefited from the consolidation of Dalin, which we acquired in the first quarter of 2009. Dalin contributed approximately $10.0 million in revenue, which accounted for approximately 37.1% of our total revenue for the third quarter of 2009. All of our approved products, except human immunoglobulin for intravenous injection, recorded price increases ranging from 3.4% to 118.8% . For the quarter ended September 30, 2009, the average price for our approved human albumin products, which contributed 42.7% to our total revenues, increased 3.4%, the average price for our approved human immunoglobulin for intravenous injection products, which contributed 37.9% to our revenues, decreased 2.5%, the average price for our approved human tetanus immunoglobulin products, which contributed 3.0% to our revenue, increased 11.5%, the average price for our approved human rabies immunoglobulin products, which contributed 5.0% to our revenue, increase 40.6%, and the average price for our approved human hepatitis B immunoglobulin products, which contributed 4.9%, increased 118.8% as compared to the same period in 2008. On July 1, 2008, the SFDA implemented the new 90-day quarantine period on plasma raw material. This new measure further tightens the raw material that is available for production, and has adversely impacted the already short supply of plasma-based products. As a result, during the third quarter of 2009, the supply of plasma-based products remained very tight industry-wide.

The continuing price increase of our products since 2008 was primarily attributable to the government’s stringent control on the quality standard of the plasma-based production industry, which resulted in a shortage in the supply of finished products. We were able to adjust our production plan to take advantage of the limited market supply of plasma resources to realize higher profit margins. In addition, there is a shortage in the market supply for human albumin products which has increased the value of our products in the market place. The plasma-based industry has been immune from the impact of the on-going global financial crisis as the demand for our products has out-paced supply. As a result, our selling price, cost of revenue and operating expenses during the third quarter of 2009 were not impacted by the global financial turmoil. With the acquisition of Dalin, and its operating subsidiary Qianfeng, we are better situated to serve our existing and new customers with expanded production capacity and market coverage. Our management expects that our revenue growth will remain strong for the remainder of 2009.

Cost of Revenues

Our cost of sales increased $2,822,824, or 68.2%, to $6,960,901 for the quarter ended September 30, 2009, from $4,138,077 during the same period in 2008. This increase was partly due to a 0.3% increase in foreign exchange translation, in addition to an actual 68.0% increase in cost of revenues. The increase in cost of revenues is primarily due to our consolidation of Dalin and the increase in the cost of raw materials during the 2009 period. Cost of revenues as a percentage of sales revenue was 25.7% for the quarter ended September 30, 2009, as compared to 30.0% during the same period in 2008. The decrease in cost of revenues as a percentage of sales revenue is primarily due to the sales increase in higher gross margin products, which was partially offset by the increase in raw material costs in connection with the expansion of our donor base during the 2009 period.

Gross Profit

Gross profit increased by $10,417,000, or 107.8%, to $20,078,838 for the quarter ended September 30, 2009, from $9,661,838 for the same period in 2008. As a percentage of sales revenue, our gross profit margin increased by 107.8% to 74.3% for the quarter ended September 30, 2009, from 70.0% for the same period in 2008. The increase in our gross profit as a percentage of revenues is due primarily to the general price increase and increase in sales of higher margin products, which partially offset by the increase in our raw material costs.

Operating Expenses

Our total operating expenses increased by $3,435,588, or 131.4%, to $6,051,104 for the quarter ended September 30, 2009, from $2,615,516 for the same period in 2008. The increase was primarily attributable to the 216.3% increase in our general and administrative expenses during the 2009 period. As a percentage of sales revenue, total operating expenses increased by 3.4% to 22.4% .

Selling Expenses. For the quarter ended September 30, 2009, our selling expenses decreased to $619,467, from $780,246 for the quarter ended September 30, 2008, a decrease of $160,779, or 20.6% . As a percentage of sales, our selling expenses for the quarter ended September 30, 2009 decreased by 3.4%, to 2.3%, from 5.7% for third quarter 2008. The decrease in selling expenses is due primarily to reduction in marketing and promotion activities that initiated in 2008, which was offset by the selling expenses arose from consolidation of Dalin as well as more efforts spent on broadening new hospital customers. The decrease in selling expenses as a percentage of sales is due to our expanded sales following the Dalin acquisition.

General and Administrative Expenses. For the three months ended September 30, 2009, our general and administrative expenses increased to $5,169,137, from $1,634,233 for the quarter ended September 30, 2008, a $3,534,904, or 216.3% increase. General and administrative expenses as a percentage of sales increased by 7.3% to 19.1% for the third quarter of 2009, from 11.8% for the same period in 2008. The dollar increase was mainly due to the consolidation of Dalin in 2009 and an increase of $1.5 million in our personnel-related costs and extra $0.8 million of depreciation and amortization expenses in connection with our acquisition of Dalin as result of fair value adjustments, as well as additional professional service charge related to the acquisition of Dalin. Non-cash employee compensation for the quarter ended September 30, 2009 decreased to $7,314, from $20,613 for the same period in 2008, primarily as a result of grants to employees, consultants and directors made under our 2008 Equity Incentive Plan during the third quarter of 2008. The $7,314 compensation expense, which was included in the General and Administrative Expenses, represents the amortization of the compensation expense related to the grant of options to the independent directors.

Research and Development Expenses. For the quarter ended September 30, 2009 and 2008, our research and development expenses were $262,500 and $201,037, respectively, an increase of $61,463 or 30.6% . As a percentage of revenues, our research and development expenses for the quarter ended September 30, 2009 and 2008 were 1.0% and 1.5%, respectively. The dollar increase was due primarily to the consolidation of Dalin and increased costs from continuing clinical trial on new products.

Change in Fair Value of Derivative Liability

Prior to January 1, 2009, the warrants issued in 2006 were accounted for as equity instruments. Because the strike price of the warrants is denominated in USD and the Company’s functional currency is the RMB, the warrants are now classified as a derivative liability carried at fair value, with periodic changes in the fair value charged or credited to income each period. Similarly, the embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants that were issued in June 2009 are classified as derivative liabilities carried at fair value. For the three months ended September 30, 2009 and 2008, the Company recognized a loss on the change in the fair value of derivative liabilities of $13,242,333 and $0, respectively. The recognized loss on the change in the fair value is the direct result of the Company’s stock price increase from $4.03 to $7.52 as of June 30, 2009 and September 30, 2009, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

Interest Expense (income), net

Our net interest expense increased $746,484 to $724,771 for the quarter ended September 30, 2009, from interest income of $21,713 for the same period in 2008. The increase in interest expense is primarily due to the financing related to the acquisition of Dalin.

Income before Taxes and Non-Controlling Interest

Income before taxes and non-controlling interest for the three months ended September 30, 2009 and 2008 was a loss of $245,964 and income of $7,010,220, respectively, a decrease of $7,256,184, or 103.5% . Income before taxes and non-controlling interest as a percentage of revenues was a loss of 0.9% and an income of 50.8% for the three months ended September 30, 2009 and 2008, respectively. The decrease is due directly to the non-cash charge of change in fair value of derivative liabilities of $13.2 million and the $0.7 million interest expenses arose from financing Dalin acquisition.

Provision for Income Taxes

Our provision for income taxes increased $962,207, or 61.2%, to $2,535,023 for the quarter ended September 30, 2009, from $1,572,816 for the same period in 2008. The increase in provision for income taxes is mainly due to the consolidation of Dalin, which was offset by the decrease of Shandong Taibang’s provision for income taxes as Shandong Taibang accrued its 2008 taxes at 25% before it was granted with preferential 15% tax rate for the 2008 tax year in early 2009.

Non-controlling interest

Non-controlling interest increased $2,453,724, or 255.9%, to $3,412,582 for the quarter ended September 30, 2009, from $958,858 for the same period in 2008.

Net Income attributable to controlling interest

As a result of the factors described above, net loss attributable to controlling interest decreased $10,672,115, or 238.3%, to $6,193,569 during the three months ended September 30, 2009, from the net income of $4,478,546 for the same period in 2008.

Comparison of Nine Months Ended September 30, 2009 and 2008

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue.

(All amounts, other than percentages of revenue, in U.S. Dollars)

	Nine Months Ended September 30,					Period-over-period
	2009		2008			Increase (Decrease)
		% of		% of
	Amount	Revenue	Amount	Revenue		Amount	%
Revenue	$81,369,882	100.0%	$33,574,764	100.0%		$47,795,118	142.4%
Costs of revenue	22,337,596	27.5%	9,725,103	29.0%		12,612,493	129.7%
Gross profit	59,032,286	72.5%	23,849,661	71.0%		35,182,625	147.5%
Operating Expenses:
Selling expenses	2,313,577	2.8%	1,785,340	5.3%		528,237	29.6%
General and administrative expenses	14,996,846	18.4%	5,756,087	17.1%		9,240,759	160.5%
Research and development expenses	1,098,083	1.3%	664,652	2.0%		433,431	65.2%
Total operating expenses	18,408,506	22.6%	8,206,079	24.4%		10,202,427	124.3%
Income from operations	40,623,780	49.9%	15,643,582	46.6%		24,980,198	159.7%
Other Expense (Income):
Equity in loss (income) of unconsolidated affiliate	19,092	0.0%	-	-		19,092	100.0%
Change in fair value of warrant liabilities	14,931,088	18.3%	-	-		14,931,088	100.0%
Interest expense (income), net	1,979,538	2.4%	(7,531)	(0.0%	)	1,987,069	26385.2%
Other expense (income), net	372,955	0.5%	110,267	0.3%		262,688	238.2%
Total Other Expense	17,302,673	21.3%	102,736	0.3%		17,199,937	16741.9%
Income before taxes and non-
controlling interest	23,321,107	28.7%	15,540,846	46.3%		7,780,261	50.1%
Provision for income taxes	7,547,318	9.3%	4,437,141	13.2%		3,110,177	70.1%
Non-controlling interest	10,738,295	13.2%	2,323,205	6.9%		8,415,090	362.2%
Net income	$5,035,494	6.2%	$8,780,500	26.2%		$(3,745,006)	(42.7%	)

Revenues

Our revenues are derived primarily from the sales of our human albumin and immunoglobulin products. Our revenues increased 142.4%, or $47,795,118, to $81,369,882 for the nine months ended September 30, 2009, compared to revenues of $33,574,764 for the same period of 2008. The increase in revenues during the nine months of 2009 is primarily attributable to a general increase in the price of plasma based products, but was partially offset by a decrease in our sales volume for one of our products. Among the factors that contributed to the growth in revenue, foreign exchange translation accounted for 5.3% of the increase. Our financial results for the nine months ended September 30, 2009 also benefited from the consolidation of Dalin, which we acquired in the first quarter of 2009. Dalin contributed approximately $33.8 million in revenue, which accounted for approximately 41.5% of our total revenue for the nine months ended September 30, 2009. All of our approved products, except human hepatitis B immunoglobulin, recorded price increases ranging from 3.4% to 43.8% .. For the nine months ended September 30, 2009, the average price for our approved human albumin products, which contributed 48.7% to our total revenues, increased 3.4%, the average price for our approved human immunoglobulin for intravenous injection products, which contributed 36.6% to our revenues, increased 8.8%, the average price for our approved human tetanus immunoglobulin products, which contributed 2.7% to our revenue, increased 12.2%, the average price for our approved human rabies immunoglobulin products, which contributed 4.8% to our revenues, increased 43.8%, and the average price for our approved human hepatitis B immunoglobulin products, which contributed 3.2% to our revenues, decreased 5.4% as compared to the same period in 2008. On July 1, 2008, the SFDA implemented the new 90-day quarantine period on plasma raw material. This new measure further tightens the raw material that is available for production, and has adversely impacted the already short supply of plasma-based products. As a result, during the nine months ended September 30, 2009, the supply of plasma-based products remained very tight industry-wide.

The continuing price increase of our products since 2008 was primarily attributable to the government’s stringent control on the quality standard of the plasma-based production industry, which resulted in a shortage in the supply of finished products. We were able to adjust our production plan to take advantage of the limited market supply of plasma resources to realize higher profit margins. In addition, there is a shortage in the market supply for human albumin products which has increased the value of our products in the market place. The plasma-based industry has been immune from the impact of the on-going global financial crisis as the demand for our products has out-paced supply. As a result, our selling price, cost of revenue and operating expenses during the nine months of 2009 were not impacted by the global financial turmoil. With the acquisition of Dalin, and its operating subsidiary Qianfeng, we are better situated to serve our existing and new customers with expanded production capacity and market coverage. Our management expects that our revenue growth will remain strong for the remainder of 2009.

Cost of Revenues

Our cost of sales increased $12,612,493, or 129.7%, to $22,337,596 for the nine months ended September 30, 2009, from $9,725,103 during the same period in 2008. This increase was partly due to a 5.0% increase in foreign exchange translation, in addition to an actual 124.7% increase in cost of revenues. The increase in cost of revenues is primarily due to our consolidation of Dalin and the increase in the cost of raw material costs in connection with the expansion of our donor base during the 2009 period. Cost of revenues as a percentage of sales revenue for the nine months ended September 30, 2009 and 2008 were 27.5% and 29.0%, respectively. The decrease in cost of revenue as a percentage of revenue is mainly due to the general price increases in our products.

Gross Profit

Gross profit increased by $35,182,625, or 147.5%, to $59,032,286 for the nine months ended September 30, 2009, from $23,849,661 for the same period in 2008. As a percentage of sales revenue, our gross profit margin increased by 1.5% to 72.5% for the nine months ended September 30, 2009, from 71.0% for the same period in 2008. The amount increase in our gross profit is due primarily to the consolidation of Dalin.

Operating Expenses

Our total operating expenses increased by $10,202,427, or 124.3%, to $18,408,506 for the nine months ended September 30, 2009, from $8,206,079 for the same period in 2008. The increase was primarily attributable to the 160.5% increase in our general and administrative expenses during the 2009 period, as well as the 29.6% increase in selling expense, and the 65.2% increase in Research and development expenses. As a percentage of sales revenue, total operating expenses decreased by 1.8% to 22.6% for the nine months ended September 30, 2009, from 24.4% for the same period in 2008.

Selling Expenses. For the nine months ended September 30, 2009, our selling expenses increased to $2,313,577, from $1,785,340 for the same period in 2008, an increase of $528,237, or 29.6% . Our selling expenses as a percentage of sales for the nine months ended September 30, 2009 decreased by 2.5%, to 2.8%, from 5.3% for the same period in 2008. The increase in selling expenses is due primarily to our consolidation of Dalin’s selling activities as well as more efforts spent on broadening new hospital customers. The decrease in selling expenses as a percentage of sales is due to our expanded sales following the Dalin acquisition.

General and Administrative Expenses. For the nine months ended September 30, 2009, our general and administrative expenses increased to $14,996,846, from $5,756,087 for same period in 2008, a $9,240,759, or 160.5% increase. General and administrative expenses as a percentage of sales increased by 1.3% to 18.4% for the nine months ended September 30, 2009, from 17.1% for the same period in 2008. The dollar increase was mainly due to an increase in our personnel-related costs and extra depreciation and amortization expenses in connection with our acquisition of Dalin resulting from fair value adjustments, as well as additional professional service charge related to the acquisition of Dalin. Non-cash employee compensation for the nine months ended September 30, 2009 decreased to $62,281, from $1,283,801 for the same period in 2008, primarily as a result of grants to employees, consultants and directors made under our 2008 Equity Incentive Plan during our third quarter of 2008. The $62,281 compensation expense, which was included in the General and Administrative Expenses, represents the amortization of the compensation expense related to the grant of options to the independent directors.

Research and Development Expenses. For the nine months ended September 30, 2009 and 2008, our research and development expenses were $1,098,083 and $664,652, respectively, an increase of $433,431 or 65.2% .

As a percentage of revenues, our research and development expenses for the nine months ended September 30, 2009 and 2008 was 1.3% and 2.0%, respectively. The dollar increase was due primarily to the consolidation of Dalin and increased costs from continuing clinical trial on new products, while the decrease in the percentage of revenues is due to the increase in revenue from consolidation of Dalin.

Change in Fair Value of Derivative Liabilities

Prior to January 1, 2009, the warrants issued in 2006 were accounted for as equity instruments. Because the strike price of the warrants is denominated in USD and the Company’s functional currency is the RMB, the warrants are now classified as a derivative liability carried at fair value, with periodic changes in the fair value charged or credited to income each period. Similarly, the embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants that were issued in June 2009 are classified as derivative liabilities carried at fair value. For the nine months ended September 30, 2009 and 2008, the Company recognized a loss on the change in the fair value of derivative liabilities of $14,931,088 and $0, respectively. The recognized loss on the change in the fair value is the direct result of the Company’s stock price increase from $2.00 to $7.52 as of December 31, 2008 and September 30, 2009, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

Interest Expense (income), net

Our net interest expense increased $1,987,069 to $1,979,538 for the nine months ended September 30, 2009, from interest income of $7,531 for the same period in 2008. The increase in interest expense is primarily due to the financing related to the acquisition of Dalin.

Income before Taxes and Non-Controlling Interest

Income before taxes and non-controlling interest for the nine months ended September 30, 2009 and 2008 was $23,321,107 and $15,540,846, respectively, an increase of $7,780,261, or 50.1% . Income before taxes and non-controlling interest as a percentage of revenues was 28.7% and 46.3% for the nine months ended September 30, 2009 and 2008, respectively. The increase is due directly to an increase in the selling prices of our products and the consolidation of Dalin, which was offset by the non-cash change in fair value of derivative liabilities of $14,931,088.

Provision for Income Taxes

Our provision for income taxes increased $3,110,177, or 70.1%, to $7,547,318 for the nine months ended September 30, 2009, from $4,437,141 for the same period in 2008. The increase in provision for income taxes is mainly due to the consolidation of Dalin, which was offset by the decrease of Shandong Taibang’s provision for income taxes as Shandong Taibang accrued its 2008 taxes at 25% before it was granted with preferential 15% tax rate for the 2008 tax year in early 2009. Our effective tax rate for the quarter ended September 30, 2009 and 2008 was 32.4% and 28.6%, respectively.

Non-controlling interest

Non-controlling interest increased $8,415,090 or 362.2%, to $10,738,295 for the nine months ended September 30, 2009, from $2,323,205 for the same period in 2008.

Net Income attributable to controlling interest

As a result of the factors described above, net income attributable to controlling interest decreased $3,745,006, or 42.7%, to $5,035,494 during the nine months ended September 30, 2009, from $8,780,500 for the same period in 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $50,348,133, primarily consisting of cash on hand and demand deposits. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders.

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

Cash Flow
(All amounts in U.S. dollars)

	Nine Months Ended September 30,
	2009	2008
Net cash provided by (used in) operating activities	$35,458,229	$14,691,924
Net cash used in investing activities	(6,059,109)	(4,734,794)
Net cash provided by (used in) financing activities	12,095,925	(1,341,943)
Effect of exchange rate change on cash	38,472	598,736
Net increase (decrease) in cash and cash equivalents	41,533,517	9,213,923
Cash and cash equivalents, beginning	8,814,616	5,010,033
Cash and cash equivalents, ending	50,348,133	14,223,956

Operating activities

Net cash provided by operating activities was $35,458,229 for the nine months ended September 30, 2009, as compared to $14,691,924 net cash provided by operating activities for the same period in 2008. The increase in net cash provided by operating activities was mainly due to the increase in operating income of $24,980,198 to $40,623,780 for the nine months ended September 30, 2009, as compared to $15,643,582 in the same period of 2008. For the nine months ended September 30, 2009, the net income attributed to non-controlling interest of $10,738,295, the warrants and derivative MTM charge of $14,931,088 and other non-cash activities of $5,904,816 brought the operating income to a net income of $5,035,494. The increase in customer deposit provided $4,154,255 in net cash. The increase in other payables and accrued liabilities provided $4,236,622 in net cash, which was offset by an increase in inventory of $9,729,616.

Investing activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment and intangibles. Net cash used by investing activities for the nine months ended September 30, 2009 was $6,059,109, as compared to $4,734,794 net cash used in investing activities during the same period of 2008. The cash used for acquiring additional plant and equipment and intangible assets is $3,698,049. The cash used for the payment of Dalin acquisition were offset by the acquisition of Dalin’s existing cash, while payment for Huitian investment used $3,224,980 of the cash.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2009 was $12,095,925 as compared to $1,341,943 used in financing activities in the same period of 2008. The increase of the cash provided by financing activities was mainly attributable to the proceeds from issuance of convertible note of $8,967,516, proceeds from warrants exercised of $3,455,059 and bank loans of $13,515,598, which was offset by shareholder loan repayments of $2,782,278, a non-controlling shareholder dividend payment of $2,293,888, a short term bank loan payment of $2,814,528 and a long term bank loan payment of $5,863,600.

Loan Facilities

On June 25, 2007, Qianfeng entered into a long term loan agreement with the Guiyang City, Yunyan sub-branch of the Agricultural Bank of China, pursuant to which the bank loaned Qianfeng RMB23,000,000 (approximately $3,374,100) for the purchase of raw materials. The loan bears an interest rate of 1.15 times the prevailing interest rate published by the Bank of China and is secured by Qianfeng’s machinery and equipment. Approximately $440,100 of the total loan amount matured on December 25, 2009, and the remaining $2,934,000 balance of the loan is scheduled to mature in two equal lump sums on April 25, 2010 and June 25, 2010, respectively.

On January 8, 2009, Shandong Taibang entered into a short term loan agreement with the Taishan Sub-Branch of the Bank Of China, pursuant to which the bank loaned Shandong Taibang RMB40 million (approximately $5,868,000). The Loan has an annual interest rate of 5.31% on all outstanding principal and is due and payable in full on January 7, 2010. Shandong Taibang is obligated under the loan agreement to pay the interest quarterly and repay the principal along with any remaining unpaid interest in full on the maturity date. Shandong Taibang may not prepay the loan without the bank’s prior written consent, which should be solicited no later than 30 days before such prepayment, and any such prepayment will be subject to a penalty equal to 0.0005% of the principal. If the loan is not paid in full by the maturity date, the interest rate will be increased to 6.90%, until full payment is made. In addition, if the loan is used for any other purpose than to fund the purchase of raw materials, the bank will have the right to increase the interest rate to 8.23% on the misused portion of the loan, effective as of the date such funds are misused, until the misused portion is repaid in full. Furthermore, if the quarterly interest payments required under the loan agreement are not timely made during the term, the bank will have the right to increase the interest rate to 6.90%, and if any such quarterly interest payments are outstanding after the maturity date and are not timely made thereafter, then the bank will have the right to charge an interest rate of 8.23% . Shandong Taibang currently plans to use the loan to fund the purchase of raw materials. In November 2009, with the consent from the bank, the company repaid RMB 20 million (approximately $2,939,000) of the loan amount prior to its maturity.

On February 17, 2009, Qianfeng entered into a short term loan agreement with the Guiyang City, Yunyan sub-branch of the Agricultural Bank of China, pursuant to which the bank loaned Qianfeng RMB3,000,000 (approximately $440,100) for use as plasma purchase. This loan bears an interest rate of 1.1 times the prevailing Bank of China interest rate and is secured by Qianfeng’s main fractionation facility located in Guizhou, China. The loan matures on February 16, 2010.

On May 31, 2009, Taibang entered into two unsecured short term loan agreements, for the amount of RMB20,000,000 (approximately $2,980,000) each, with the Taishan sub-branch of the Communication Bank of China to replace the RMB 40,000,000 (approximately $5,860,000) long term loan originally dated October 28, 2008. Pursuant to the agreements, these loans are for the working capital purpose and mature on June 1, 2010. Both loans bear a fixed interest rate of 5.4% with the interest payable quarterly. As of September 30, 2009, the loan has an outstanding balance of RMB 30 million (approximately $4,401,000). In November 2009, with the consent from the bank, the company further reduced the loan by RMB 20 million (approximately $2,939,000).

Obligations under Material Contracts

On September 26, 2008, Logic Express entered into an equity transfer agreement with Dalin, and Fan Shaowen, Chen Aimin, Chen Aiguo and Yang Gang, the shareholders of Dalin, relating to the purchase of an aggregate 90% equity interest in Dalin, for a total purchase price of RMB194,400,000 (approximately, $28,479,600), due in four installments. On April 14, 2009, we paid the third installment towards the acquisition which represented our payment of 90% of the purchase price in the aggregate, and in accordance with terms of the equity transfer agreement, Logic Holdings is now entitled to all the rights and privileges of a 90% shareholder in Dalin, including the right to receive its pro rata share of the profits generated by Dalin’s 54% majority-owned operating subsidiary, Qianfeng, as of January 1, 2009, subject to a possible dilution to as low as 41.3%, if a dissenting Qianfeng shareholder prevails in a pre-existing suit to obtain additional equity interests in Qianfeng. We are obligated to pay the fourth and final installment, representing the remaining 10% of the purchase price, on or before April 9, 2010, the one-year anniversary of the local Administration for Industry and Commerce’s approval of the equity transfer.

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

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted FASB’s accounting standard related to fair value measurements and began recording financial assets and liabilities subject to recurring fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. These fair value principles prioritize valuation inputs across three broad levels. The Company considers the carrying amount of cash, receivables, payables including accrued liabilities and short term loans to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated rates of interest are equivalent to interest rates currently available. The fair values are measured pursuant to the three levels defined by the FASB’s accounting standard as follow:

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

Inventories

Due to its unique nature, our principal raw material, human blood plasma is subject to various quality and safety control issues which include, but are not limited to, contaminations and blood born diseases. In addition, limitations of current technology pose biological hazards inherent in plasma that have yet to be discovered, which could result in a widespread epidemic due to blood infusion. In the event that human plasma is discovered to contain pathogens or infectious agents or other bio-hazards, we would be required to write down our inventory to net realizable value. We determine the net realizable value of our inventories on the basis of anticipated sales proceeds less estimated selling expenses. At each balance sheet date, we evaluate inventories that may be worth less than current carrying amounts. Total inventories amounted to $33.2 million as of September 30, 2009. In order to ensure that the growing demand for our products is met, as well as the 90-day quarantine period requirement on plasma raw material implemented by the PRC government, we have been gradually increasing our inventory level of raw materials. We strictly follow the production processes required by government regulations resulting in the relatively high level of work-in-progress customary to our industry.

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

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted FASB’s accounting standard related to business combination which required acquisition method of accounting to be used for all business combinations and for an acquirer to be identified for each business combination. This accounting standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the standard)

Effective January 1, 2009, the Company adopted FASB’s accounting standard regarding non-controlling interest in consolidated financial statements. Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of non-controlling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity. Further, as a result of adoption this accounting standard, net income attributable to non-controlling interests is now excluded from the determination of consolidated net income. In addition, foreign currency translation adjustment is allocated between controlling and non-controlling interests.

In January 2009, the Financial Accounting Standards Board issued an accounting standard which amended the impairment model by removing its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether another-than-temporary impairment has occurred. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the Financial Accounting Standards Board issued an accounting standard that makes the other-than-temporary impairments guidance more operational and improves the presentation of other-than-temporary impairments in the financial statements. This standard replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The Company adopted this accounting standard, but it did not have a material impact on its consolidated financial statements.

In April 2009, the Financial Accounting Standards Board issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The Company adopted this accounting standard, but it did not have a material impact on the disclosures related to its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company does not expect this standard to have a material effect on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company does not expect this standard to have a material effect on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all current and subsequent public filings will reference the Codification as the sole source of authoritative literature.

In August 2009, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In October 2009, the Financial Accounting Standards Board issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chao Ming Zhao and our Chief Financial Officer, Mr. Y. Tristan Kuo, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2009. Based upon, and as of the date of this evaluation, Messrs. Zhao and Kuo, determined that, because of the material weaknesses described in Item 9A. “Controls and Procedures” on our annual report on Form 10-K for the year ended December 31, 2008, which we are still in the process of remediating, as of September 30, 2009, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our annual report on Form 10-K for the year ended December 31, 2008 for the description of these weaknesses.

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

We believe that the material weaknesses identified above were the direct result of our recent expansion toward the year end of 2008. We have taken the measures below and plan to continue taking measures to remediate these material weaknesses as soon as practicable:

(1)

We have hired two additional financial reporting and accounting personnel with relevant accounting experience, skills and knowledge in the preparation of financial statements under the requirements of US GAAP and financial reporting disclosure under the requirement of SEC rules.

(2)

We have developed a rigorous process for collecting and reviewing information required for the preparation of the financial statements including footnotes. The Company has engaged the public accounting firm of Ernst & Young to assist management in developing this process.

When implemented, management believes that these proposed controls will operate effectively for a sufficient period of time to reduce to a less than reasonably possible likelihood the possibility of a material misstatement and remediate the material weakness reported by our independent registered public accounting firm.

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended December 31, 2008 and for the nine months ended September 30, 2009, to contain a material misstatement.

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

Except as described above, there were no changes in our internal controls over financial reporting during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

Except as disclosed Amendment No. 1 to our registration statement on Form S-1 (File No. 333-160774) filed with the Securities and Exchange Commission, on November 9, 2009, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results. Investors are directed to Part II, Item 1 of such report for the description of these proceedings. There has been no material developments to these proceedings as of the date of this report.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended September 30, 2009 that was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the quarter ended September 30, 2009 that were not reported in a current report on Form 8-K filed during that period.

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

Date: November 13, 2009	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ Chao Ming Zhao
Chao Ming Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Y. Tristan Kuo
Y. Tristan Kuo, Chief Financial Officer
(Principal Financial Officer and Accounting
Officer)