Form 10-K
period 2009-12-31
China Biologic Products, Inc.
filed 2010-03-23
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 001-34566

CHINA BIOLOGIC PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2308816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 14 East Hushan Road,
Taian City, Shandong
People's Republic of China 271000
(Address of principal executive offices)

(+86) 538-620-2306
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.0001	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]         No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [   ]         No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]          No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]           No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Non-accelerated filer [ ]	Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [   ]             No [X]

As of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc.) was approximately $20.6 million. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 23,500,803 shares of the registrant’s common stock outstanding as of March 19, 2010.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

  “BVI” are to the British Virgin Islands;
  “China Biologic,” the “Company,” “we,” “us,” or “our,” are to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries;
  “Dalin” are to our majority owned subsidiary, Guiyang Dalin Biologic Technologies Co., Ltd., a PRC limited company;
  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;
  “Hong Kong” are to the Hong Kong Special Administrative Region of the People's Republic of China;
  “China” or “PRC” are to the People's Republic of China;
  “Huitian” are to Xi'an Huitian Blood Products Co., Ltd., our minority owned PRC operating subsidiary;
  "Logic China" are to our wholly owned indirect PRC subsidiary Logic Management and Consulting (China) Co., Ltd.
  “Logic Express” are to our wholly owned subsidiary Logic Express Limited, a BVI company;
  “Logic Holdings” a to Logic Holdings (Hong Kong) Limited, our wholly-owned Hong Kong subsidiary;
  “Qianfeng” are to Qianfeng Biological Products Co., Ltd., Dalin's majority owned PRC operating subsidiary;
  “RMB” are to Renminbi, the legal currency of China; “Securities Act” are to the Securities Act of 1933, as amended;
  “Taibang Medical” are to Shandong Taibang's wholly owned PRC subsidiary, Shandong Taibang Medical Company;

  “Shandong Taibang” are to our subsidiary Shandong Taibang Biological Products Co. Ltd., a sino-foreign joint venture incorporated in China; and
  “U.S. dollar,” “$,” “USD” and “US$” are to the legal currency of the United States.

Throughout this report, we have converted RMB to USD as follows:

December 31, 2009
Balance sheet	RMB 6.82 to US$1.00
Statement of income and comprehensive income	RMB 6.82 to US$1.00

December 31, 2008
Balance sheet	RMB 6.82 to US$1.00
Statement of income and comprehensive income	RMB 6.94 to US$1.00

As the result of foreign currency fluctuations the financial statements if prepared as of the date of this report would present different figures. The change of the foreign currency rate of USD to RMB as of March 18, 2010 would require a translation of amounts from RMB into USD according to the following exchange rates:

March 18, 2010
Balance sheet	RMB 6.82 to US$1.00
Statement of income and comprehensive income	RMB 6.82 to US$1.00

PART I

ITEM 1. BUSINESS.

Overview of Our Business

We are a biopharmaceutical company and through our indirect majority-owned Chinese subsidiaries, Shandong Taibang and Qianfeng and minority-owned Chinese subsidiary, Huitian, we are principally engaged in the research, development and manufacturing of plasma-based pharmaceutical products in China. Shandong Taibang, our 82.8% majority owned subsidiary, operates from our manufacturing facility located in Shandong Province, Qianfeng, the 54% majority owned subsidiary of Dalin, our 90% majority owned subsidiary, operates from facilities in Guizhou Province and Huitian, our 35% minority-owned subsidiary operates from facilities from Shaanxi Province. The plasma-based biopharmaceutical manufacturing industry in China is highly regulated by both the provincial and central governments. Accordingly, the manufacturing process of our products is strictly monitored from the initial collection of plasma from human donors to finished products. Our principal products include our approved human albumin and immunoglobulin products.

We are approved to sell human albumin 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml, 10%/50ml and 25%/50ml. Human albumin is our top-selling product. Sales of these human albumin products represented approximately 49.7% and 57.8% of our total revenues, respectively, for the each of the years ended December 31, 2009 and 2008. Human albumin is principally used to increase blood volume while immunoglobulin is used for certain disease preventions and cures. Shandong Taibang's approved human albumin and immunoglobulin products use human plasma as the basic raw material. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. All of our products are prescription medicines administered in the form of injections.

We sell our products to customers in the PRC, mainly hospitals and inoculation centers. Our sales have historically been made on the basis of short-term arrangements and our largest customers have changed over the years. For the years ended December 31, 2009 and 2008, our top 5 customers accounted for approximately 10.7% and 16.2%, respectively, of our total revenue. For the years ended December 31, 2009 and 2008, our largest customer accounted for approximately 4.0% and 6.4%, of our revenue, respectively. As we continue to diversify our geographic presence, customer base and product mix, we expect that our largest customers will continue to change from year to year.

We have product liability insurance covering all of our products. Since our establishment in 2002, there has not been any product liability claims nor has any legal action been filed against the Company brought by patients related to the use of our products, except for two pre-existing product liability claims against Qianfeng which are still pending and which we believe to be immaterial.

Our Corporate History

China Biologic Products, Inc. was originally incorporated on December 20, 1989 under the laws of the State of Texas as Shepherd Food Equipment, Inc. On November 20, 2000, Shepherd Food Equipment, Inc. changed its corporate name to Shepherd Food Equipment, Inc. Acquisition Corp., or Shepherd. Shepherd is the survivor of a May 28, 2003 merger between Shepherd and GRC Holdings, Inc. or GRC. In the merger, the company adopted the Articles of Incorporation and By-Laws of GRC and changed its corporate name to GRC Holdings, Inc. On January 10, 2007, a Plan of Conversion became effective pursuant to which GRC was converted into a Delaware corporation and changed its name to China Biologic Products, Inc.

Our Acquisition of Logic Express

On July 19, 2006, we completed a reverse acquisition with Logic Express, whereby we issued to the shareholders of Logic Express 18,484,715 shares of our common stock in exchange for 100% of the issued and outstanding shares of capital stock of Logic Express and its majority-owned Chinese operating subsidiary, Shandong Taibang. As a result of the reverse acquisition, Logic Express became our 100% owned subsidiary and the former shareholders of Logic Express became our controlling stockholders with 96.1% of our common stock. Shandong Taibang became our 82.76% majority-owned indirect subsidiary and is the operating company for all of our commercial operations. Shandong Taibang is a sino-foreign joint venture company established on October 23, 2002 with a registered capital of RMB80 million (then approximately $10.3 million).

The reverse acquisition is considered to be a recapitalization (issuance of stock by Logic Express for our net monetary assets) in substance, rather than a business combination. Logic Express is treated as the continuing reporting entity that acquired the Company.

Acquisition of Plasma Stations

In December 2006, our subsidiary, Shandong Taibang, acquired all the assets of five plasma stations in Shandong Province. We obtained the permit to operate the stations in January 2007. In April 2007, Shandong Taibang acquired certain assets of two plasma stations in Guangxi Province. The two plasma stations obtained their operating permits in February and April 2007, respectively.

We acquired the assets of these plasma stations through separate Shandong Taibang subsidiaries, specially formed for this purpose. The subsidiaries holding six of our new plasma stations are the Xia Jin Plasma Company, the Qi He Plasma Company, the He Ze Plasma Company, the Huan Jiang Plasma Company, the Yang Gu Plasma Company, and the Zhang Qiu Plasma Company. The seventh plasma station is held in the Fang Cheng Plasma Company, which is 80% owned by Shandong Taibang and 20% owned by Lin Feng, an unrelated third party. In January 2007, Shandong Taibang also signed a letter of intent to acquire certain assets from a third plasma station in Guangxi Province. However, we have not consummated this acquisition as the permit for this station is in dispute, as described in “Legal Proceedings.”

In June 2008, we received approval from the Guangxi Province Bureau of Health to set up a new plasma collection station in Pu Bei County, Guangxi Province. The new plasma collection station will be located in the Centralized Industry Zone of Pu Bei County and when it becomes operational, it will replace CBP's existing Fang Cheng Plasma Collection Station, or Fang Cheng. We decided to relocate Fang Cheng to a more strategic location, also in Guangxi, to increase collection volumes.

Establishment of Taibang Medical

In September 2006, Shandong Taibang applied to establish a wholly owned subsidiary, Shandong Missile Medical Co., Ltd., or Shandong Medical, with registered capital of $384,600, fully paid on March 1, 2007. On February 7, 2007, Shandong Medical obtained a distribution license for biological products, except for vaccine, from the Shandong Food and Drug Administration, for a license period of five years from the date of obtaining the license. The registration of Shandong Medical was ultimately approved by Shandong Provincial Department of Foreign Trade and Economic Cooperation on July 4, 2007 and Shandong Medical was formally registered on July 19, 2007. The scope of business is wholesale of biological products, except vaccines, with a license period of 25 years from the date of registration.

On August 14, 2009, we changed Shandong Medical’s name to Shandong Taibang Medical Company, or Taibang Medical. In addition, the registered capital of Taibang Medical was increased by RMB 2,000,000 (approximately $293,400) to $733,500.

Formation of Hong Kong Subsidiary

On December 12, 2008, we established Logic Holdings (Hong Kong) Limited, or Logic Holding, our wholly-owned Hong Kong subsidiary, for the purpose of being a holding company for our majority interest in Dalin.

Dalin Acquisition and Entrustment Agreement

We completed the acquisition of 90% interest in Dalin in April 2009 upon payment of 90% of the purchase price. We are obligated to pay the remaining 10% of the purchase price, RMB 19,440,000 (approximately $2,847,960), on or before April 9, 2010, the one-year anniversary of the local Administration for Industry and Commerce's approval of the equity transfer.

On April 6, 2009, Logic Express entered into an equity transfer and entrustment agreement, or Entrustment Agreement, among Logic Express, Shandong Taibang, and the Shandong Institute of Biological Products, or the Shandong Institute, the holder of the minority interests in Shandong Taibang, pursuant to which, Logic Express agreed to permit Shandong Taibang and the Shandong Institute to participate in the indirect purchase of Qianfeng's equity interests. Under the terms of the Entrustment Agreement, Shandong Taibang agreed to contribute 18% or RMB 35,000,000 (approximately $5,116,184) of the Dalin purchase price and the Shandong Institute agreed to contribute 12.86% or RMB 25,000,000 (approximately $3,654,917) of the Dalin purchase price. Logic Express is obligated to repay to Shandong Taibang and the Shandong Institute their respective investment amounts on or before April 6th, 2010, along with their pro rata share, based on their percentage of the Dalin purchase price contributed, of any distribution on the indirect equity investment in Qianfeng payable to Logic Express during 2009. Logic Express has agreed that if these investment amounts are not repaid within five days of the payment due date, then Logic Express is obligated to pay Shandong Taibang and the Shandong Institute liquidated damages equal to 0.03% of the overdue portion of the amount due until such time as it is paid. Logic Express has also agreed to pledge 30% of its ownership in Shandong Taibang to the Shandong Institute as security for nonpayment. If failure to repay continues for longer than 3 months after the payment due date, then the Shandong Institute will be entitled to any rights associated with the pledged interests, including but not limited to rights of disposition and profit distribution, until such time as the investment amount has been repaid. Logic Express also provided a guarantee that Shandong Taibang and the Shandong Institute will receive no less than a 6% return based on their original investment amount. The Company intends to and has set aside the funds to repay Shandong Taibang and Shandong Institute on or before April 6, 2010.

As part of our due diligence investigation into Dalin and Qianfeng, we discovered that our indirect interest in Qianfeng acquired under the equity transfer agreement may be diluted to as low as 41.3% . The local AIC records show Dalin as a 54% shareholder of Qianfeng; however, the AIC records do not reflect a May 2007 issuance of Qianfeng's equity interests to certain investors, pursuant to a capital increase agreement. Qianfeng received the consideration for the equity interests, but the increase in registered capital and the related issuance of the equity interest has not yet been registered with the local AIC, pending the outcome of a minority shareholder suit against Qianfeng and its shareholders, alleging violation of the shareholder's right of first refusal in connection with the May 2007 equity issuance. For details regarding the Qianfeng shareholder suit and our position with respect to the May 2007 equity issuance of Qianfeng's equity interests, see our disclosure under “Legal Proceedings” herein.

Qianfeng is one of the largest plasma-based biopharmaceutical companies in China and is the only manufacturer currently operating in Guizhou Province. With a population of 39 million, Guizhou Province has historically produced the highest volumes of plasma collection in China, because a higher proportion of its population has been willing to engage in the collection process. Guizhou Province has a total of 19 plasma collection stations in operation, collecting approximately 1,200 tons of plasma supply every year. Qianfeng owns seven of these plasma collection stations, of which five are currently in operation and collecting approximately 300 tons of plasma supply per year, with an annual capacity of 400 tons. We intend to employ more advanced collection techniques at these stations to improve yields and generate additional plasma supply. We believe that Qianfeng currently controls approximately 9.5% of the market for plasma-based biopharmaceutical products in China. Qianfeng is in compliance with Good Manufacturing Practices, or GMP, standards, and has been approved by the SFDA to produce six types of plasma-based products including Human Albumin, Human Immunoglobulin, Human Intravenous Immunoglobulin, Human Hepatitis B Immunoglobulin, Human Tetanus Immunoglobulin and Human Rabies Immune Globulin.

Huitian Acquisition

We purchased a 35% interest in Huitian at a purchase price of RMB 44,000,000 (approximately $6,446,000) in June 2009. Huitian is a manufacturer of plasma-based biopharmaceutical products in Shaanxi Province and is one of only 32 such manufacturers in China which are government approved. Shaanxi Province, which has a population of 37 million, has had a historically high collection volume with approximately ten plasma collection stations in operation, collecting approximately 300 tons of plasma supply each year. Only four of the collection stations in Shaanxi Province are government approved and three of these are owned by Huitian. Huitian produces about 80 tons of plasma-based products per year and has 200 tons of annual production capacity. Huitian believes that it currently controls approximately 1.2% of the market for plasma-based biopharmaceutical products in China; a factor which we believe provides strong long-term growth potential. Huitian is in compliance with GMP standards and it is also approved by the SFDA for the production of Human Albumin, Human Immunoglobulin, Human Immunoglobulin for Intravenous Injection, and Human Hepatitis B Immunoglobulin products.

Formation of PRC Subsidiary

On December 21, 2009, our Hong Kong subsidiary, Logic Holdings, established Logic Management and Consulting (China) Co., Ltd., or Logic China, for the purpose of holding our majority interest in Dalin and to facilitate our Chinese operations at the holding company level. On December 28, 2009, the Company transferred its 90% equity interest in Dalin from Logic Holdings to Logic China to complete this process.

Our Corporate Structure

The following chart reflects our current corporate organizational structure:

Our principal executive offices are located at No. 14 East Hushan Road, Tai'an City, Shandong, the People's Republic of China 271000. Our corporate telephone number is (86)538-620-2306 and our fax number is (86)538-620-3895. We maintain a website at http://www.chinabiologic.com that contains information about our operating company, but that information is not part of this report.

Our Industry

Plasma Collection in China

The collection of human plasma in China is generally influenced by factors such as government regulations, geographical locations of collection stations, sanitary conditions of collection stations, living standards of the donors, and cultural and religious beliefs. Until recently, only licensed Plasmapheresis stations owned and operated by the government could collect human plasma. Furthermore, each collection station was only allowed to supply plasma to the one manufacturer that had signed the “Quality Responsibility” statement with them. However, in March 2006, the Ministry of Health promulgated certain “Measures on Reforming Plasma Collection Stations,” or the Blood Collection Measures, whereby the ownership and management of PRC plasma stations are required to be transferred to plasma-based biopharmaceutical companies while the regulatory supervision and administrative control remain with the PRC government. Plasma stations that did not complete their reform by December 31, 2006 risked revocation of their license to collect plasma.

The supply of plasma for plasma-based products in the PRC has been on the decline since 2003 from the historical high of annual supply of approximately 7,000 tons to approximately 4,000 tons. We believe that this decline is a direct result of the government's industry reforms of the country's collection practices which led to the closure of many stations that did not meet the new industry standards. Based on reports promulgated by the PRC Ministry of Health, we estimate that the current annual supply of plasma in China amounts to approximately 4,000 tons, as compared to 30,000 tons in the global market, with the six largest manufacturers of plasma products accounting for approximately 50% of the annual plasma collection. In 2008, revenues from the sale of plasma products in China amounted to approximately $700 million and revenues from the sale of human albumin products amounted to about $400 million. We expect that the plasma derivatives market to grow at 15% per year through 2011.

We believe that these regulatory changes have improved the quality of blood and plasma by increasing cleanliness standards at blood collection stations and instituting measures which limit illegal selling of blood. As the operation of the plasma stations become more regulated and the donor population expands, we believe that the overall quality of raw materials, such as human albumin will continue to increase, leading to a safer, more reliable finished product.

Plasma-Based Products Industry in China

We produce approved human albumin and immunoglobulin products, with human plasma as the main ingredient. In addition to the low usage ratio of such products in China as compared to other more developed countries, there is a significant difference in the make up and range of the plasma-based pharmaceutical products. Based on our analysis, in most developed countries like the United States, clotting factor products accounts for the majority of the plasma-based biopharmaceutical products, while in China, human albumin products accounts for the vast majority of such products. Specifically, total clotting factor products and human albumin products, account for approximately 40% and 25%, respectively, of United States' total annual plasma-derived products, and account for approximately 3% and 59%, respectively, of China’s.

Our Business Strategy

Our mission is to become a first-class biopharmaceutical enterprise in China. To achieve this objective, we have implemented the following strategies:

  Securing the supply of plasma – Due to the shortage of plasma and the reform of the ownership of plasma stations, our immediate strategy is to negotiate and acquire plasma stations in order to secure our plasma supply. In June, 2006, we entered into letters of intent with five of the plasma stations in Shandong Province to acquire certain of their assets and we acquired those plasma stations in December 2006. Furthermore, in January 2007, we entered into three letters of intent to acquire certain assets of three additional plasma stations in Guangxi Province, two of which we have acquired. See “Raw Materials – Plasma” below. In June 2008, we received approval from the Guangxi Province Bureau of Health to set up a new plasma collection station in Pu Bei County, Guangxi Province. The new plasma collection station will be located in the Centralized Industry Zone of Pu Bei County and when it becomes operational, it will replace CBP's existing Fang Cheng Plasma Collection Station, or Fang Cheng. We decided to relocate Fang Cheng to a more strategic location to increase collection volumes. During the construction period, Fang Cheng will still continue with its normal operations. With the approval of the Centralized Industry Zone of Pu Bei County, once Pu Bei becomes operational, we hope to expand its coverage area to secure higher collection volumes in the future.
  Acquisition of competitors and/or other biologic related companies – In addition to organic growth, acquisition is an important part of our expansion strategy. Although there are about 32 approved plasma- based biopharmaceutical manufacturers in the market, we believe that there are only 26 manufacturers in operation, only about half of whom will be competitive. The top seven manufacturers in China account for more than 50% market share. Furthermore, we believe that the regulatory authorities are considering further reforming the industry and those smaller, less competitive manufacturers will face the possibility of having their manufacturing permits revoked by the regulators, making them potential targets for acquisition. Also, if we are presented with appropriate opportunities, we may acquire additional companies, products or technologies in the biologic related sectors (including but not limited to medical, pharmaceutical and biopharmaceutical).

  Further strengthening of research and development capability – We believe that, unlike other more developed countries like the U.S., China's plasma-based biopharmaceutical products are at the initial stage of development. There are many other plasma-based products that are being used in the U.S. which are not currently being manufactured in China. We intend to strengthen our research and development capability so as to expand our product line to include higher-margin, technologically more advanced plasma-based biopharmaceutical products. We believe that our increased focus on research and development will give us a competitive advantage over our competitors
  Market development and network expansion – Leveraging on the high quality and excellent safety record of our products, we intend (i) to enhance our product penetration with our existing customers by introducing new products and (ii) to extend the reach of our products from our current market to include other provinces, as well as abroad, where we envision significant market potential.

Our Products

Our principal products are our approved human albumin and immunoglobulin products. We are currently approved to produce 16 biopharmaceutical products in eight major categories as follows:

Approved Products (1)(2)	Cure/Use
Human Albumin: - 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml, 10%/50ml and 25%/50ml	Shock caused by blood loss trauma or burn; raised intracranial pressure caused by hydrocephalus or trauma; Oedema or ascites caused by hepatocirrhosis and nephropathy; prevention and cure of low-density- lipoproteinemia; and Neonatal hyperbilirubinemia.
Human Hepatitis B Immunoglobulin – 100 International Units, or IU, 200IU, 400IU	Prevention of measles and contagious hepatitis. When applied together with antibiotics, its curative effect on certain severe bacteria or virus infection may be improved.
Human Immunoglobulin – 10%/3ml and 10%/1.5ml	Original immunoglobulin deficiency, such as X chain low immunoglobulin, familiar variable immune deficiency, immunoglobulin G secondary deficiency; Secondary immunoglobulin deficiency: such as severe infection, newborn sepsis; and Auto-immune deficiency diseases, such as original thrombocytopenia purpura or kawasaki disease.
Human Immunoglobulin for Intravenous Injection – 5%/25ml and 5%/50ml	Same as above
Human Immunoglobulin-5g/vial	Same as above
Thymopolypeptides Injection – 20mg/2ml,5mg/2ml	Cure for various original and secondary T-cell deficiency syndromes, some auto-immune deficiency diseases and various cell immunity deficiency diseases, and assists in the treatment for tumors.
Human Rabies Immunoglobulin – 100IU, 200IU and 500IU	Mainly for passive immunity from bites or claws by rabies or other infected animals. All patients suspected of being exposed to rabies will be treated with a combined dose of rabies vaccine and human rabies immunoglobulin.
Human Tetanus Immunoglobulin – 250IU	Mainly used for the prevention and therapy of tetanus. Particularly applied to patients who have allergic reactions to Tetanus Antitoxin. (3)

1. “%” represents the degree of dosage concentration for the product and each product has its own dosage requirement. For example, Human Albumin 20%/10ml means 2g of Human Albumin is contained in each 10ml packaging and Human Immunoglobulin 10%/3ml means 300mg of Human Immunoglobulin is contained in each 3ml packaging. Under PRC law, each variation in the packaging, dosage and concentration of medical products requires registration and approval by the SFDA. During this process the altered product is not commercially available for sale. For example, among our Human Albumin products only Human Albumin 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml, 10%/50ml, and 25%/50ml products are currently approved and are commercially available.

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
______________________

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

Under PRC law, each variation in the packaging, dosage and concentration of medical products requires registration and approval by the SFDA. During this process the altered product is not commercially available for sale. For example, among our human albumin products only Human Albumin 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml, 10%/50ml, and 25%/50ml  products are currently approved and are commercially available. Accordingly, all references, in this report, to our manufacture and sale of human albumin relate to our approved human albumin products.

We have two product liability insurances covering Shandong Taibang and Qianfeng’s products in the amount of approximately $2,934,000 (RMB 20,000,000) each. Since our establishment in 2002, there has not been any product liability claims nor has any legal action been filed against us by patients related to the use of our products, except for two pre-existing product liability claims against Qianfeng. We do not believe the two claims to have a material adverse impact on the Company.

Raw Materials

Plasma

Plasma is the principal raw material for our biopharmaceutical products. Until the end of 2006, all plasma collection stations were owned by the PRC government. Following the mandated privatization of plasma stations resulted from the Ministry of Health's Blood Collection Measures, we acquired our stable of plasma collection stations. We believe that the acquisitions of plasma stations will give us a controlled source of plasma and better control over the quality and quantity produced. We will also be able to have increased control over the cost of plasma. Finally, we believe that we will enjoy benefits of economies of scale with respect to the administration and management expenses of our several plasma stations.

We spent $35.6 and $14.0 million on plasma in 2009 and 2008, respectively. Currently, we own five operating plasma collection stations in Shandong, two in Guangxi and five in Guizhou and one under construction in Guangxi. We currently maintain sufficient plasma supply for approximately 6 months of production. In March 2007, the PRC Food and Drug Administration implemented new measures on biopharmaceutical industry effective as of July 1, 2008, requiring plasma raw material to be kept for at least 90 days before being put into production. In view of the new measures, in due course we will extend our plasma supply for approximately four months. We have not experienced any interruptions to our production due to shortage of plasma.

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

Our Major Suppliers

The table below lists our major suppliers as of December 31, 2009, showing the cumulative dollar amount of raw materials and supplies purchased from them during the fiscal year ended December 31, 2009, and the percentage of purchases from each supplier as compared to procurement of all raw materials.

Rank	Supplier's name	Cumulative Amount Purchased During Fiscal Year 2009 (US$)	Percentage of Total Purchases During Fiscal Year 2009
1	Sansui Plasma Station	$2,734,903	28.0%
2	Chongqing Sanda Weiye Pharmaceutical Products	1,137,400	11.7%
3	Sichuan Nangeer Biological Medical Company	472,259	4.8%
4	Zibo Zhong Bao Kang Medical Equipment Company	416,079	4.3%
5	Tai'an City Ruifeng Company	411,777	4.2%
6	Beijing Wantai Biological Pharmacy Enterprise	353,563	3.6%
7	Guizhou Sanling Chemical Technology Service Company	326,308	3.3%
8	Shandong Medical Bottling Company	225,152	2.3%
9	Beijing Zhongtianbaiyi Technology Development Company	199,193	2.0%
10	Wenzhou City Jiacheng Printing Company	156,173	1.6%
	Total	$6,432,807	65.9%

Except for Sansui Plasma Station, none of the above suppliers are plasma raw material suppliers. Majority of our plasma raw materials were collected through our majority owned plasma stations. Prior to our acquisition of the assets of Qi He, Xiajin and Zhang Qiu, we had entered into material supply agreements with them for the purchase of raw materials. We have replaced these material supply agreements with plasma processing agreements, dated January 2, 2007, between Shandong Taibang and each of Qi He, Xia Jin and Zhang Qiu, pursuant to which we formally appointed each of these stations as our agent to purchase, collect, examine and deepfreeze plasma on behalf of Shandong Taibang, subject to rules and specifications that meet the Provincial SFDA's requirements for quality, packaging and storage. Pursuant to the plasma processing agreements, the stations must only collect plasma from healthy donors within their respective districts and in accordance with a time table set by Shandong Taibang. The plasma must: be negative HbsAg, anti-HCV, anti-HIV and reaction of serum to RPR; contain an ALT ≤25 units (ALT), plasma protein ≥55g/l; contain no virus pollution or visible erythrolysis, lipemia, macroscopic red blood cell or any other irregular finding. In addition, the plasma must be packaged in 25 separate 600g bags, boxed with a packing list and labeled to be consistent with computer records and must be stored at -20°C as soon as possible after collection to ensure that it will congeal within 6 hours. Shandong Taibang is fully responsible for the overall technical guidance and quality supervision. Shandong Taibang pays each of the stations an average rate of RMB37.50 (approximately $5.50) per bag of plasma collected, with the payment for each batch due within 10 days after the delivery of the following batch of plasma. Each of the plasma processing agreements with Qi He, Xia Jin and Zhang Qiu, will all expire on December 31, 2011.

Our Major Customers

Due to the nature of our products and the current regulations, all of our customers, except for our export customers in southeast Asia, are located in China. We have established relationships with most of our key customers since our establishment in 2002. For the fiscal year ended December 31, 2009, our top five customers, based on sales revenue and the percentage of their contribution to our revenues, were as follows:

Customer	Revenues During Fiscal Year 2009 (US$)	Percentage of Total Sales During Fiscal Year 2008
Handan Zhiying Medical Company	$4,703,162	4.0%
Guizhou Guotai Medical Company	2,367,979	2.0%
Sichuan Shannuoyi Medical Company	2,003,826	1.7%
Zibo KangHua Medical Supply Company	1,695,337	1.5%
Synergy Diagnostics PVT Limited	1,689,973	1.5%
Total	$12,460,277	10.7%

Sales, Marketing and Distribution

Because all of our products are prescription drugs, we can only sell to hospitals and inoculation centers directly or through approved distributors. For the years ended December 31, 2009 and 2008, direct sales to distributors represented approximately 67.3% and 65.6%, respectively, of our revenues. Our five largest customers in the aggregate accounted for approximately 10.7% and 16.2% of our total revenues for the years ended December 31, 2009 and 2008, respectively. Our largest customer accounted for approximately 4.0% and 6.2% of our total revenues for the years ended December 31, 2009 and 2008, respectively.

As part of our effort to ensure the quality of our distributors, we conduct due diligence to verify whether potential distributors have obtained necessary permits and licenses and facilities (such as cold storage) for the distribution of our biopharmaceutical products. We also assess the distributors' financial condition before appointing them as distributors. We normally enter into annual supply contracts with our hospital customers and regional distributors. Certain of our regional distributors are appointed on an exclusive basis within a specified area. The supply contracts normally set out the quantity and price of products. For distributors, they also contain guidelines for the sale and distribution of our products, including restrictions on the geographical area to which the products could be sold. We provide our distributors with training in relation to our products and on sales techniques. We have implemented a coding system for our products for easy tracking. Depending on the relationship and the creditability of the distributors, we generally grant a credit period of no longer than 30 days to distributors with some exceptions. For hospitals and clinics, we generally grant a credit period of no longer than 90 days. We have bad debt expense of $0.3 million for 2009 and bad debt credit of $0.1 million for 2008 related to the sales of our products. The $0.1 million bad debt credit for 2008 is due to recovery of bad debt previously reserved.

Our current key market is in Shandong province, representing approximately 25.5% and 48.1% of our total revenues for the years ended December 31, 2009 and 2008, respectively. Prior to the acquisition of Dalin and Huitian, our strategy has been to focus our marketing efforts in Jiangsu, Zhejiang, Henan and the northeastern part of China. With the advantage of the scale of economy, the Company has been expanding its sales efforts in 2009 into 30 provinces and municipal cities, especially those provinces that were untapped by Shandong Taibang previously, with Shandong and Guangdong provinces accounting for more than 10% of the total sales during the period.

Our marketing and after-sales services department currently employs approximately 62 employees.

We believe that due to the unique nature of our products, the key emphasis on our marketing efforts centers on product safety, brand recognition, timely availability and pricing. As all of our products are prescription medicines, we are not allowed to advertise our products in the mass media. For the years ended December 31, 2009 and 2008, total sales and marketing expenses amounted to approximately $3.5 million and $2.2 million, respectively, representing approximately 4.4% and 4.7%, respectively, of our revenues.

Our Research and Development Efforts

The Shandong Institute was established in 1971. The Shandong Institute is the research arm established by and directly administrated by the Shandong Provincial health department. It was the only entity approved for the research, development and production of biological and plasma-based biopharmaceutical products in Shandong Province, the second largest province in China. Since 1998, it promoted GMP management in the production process of blood products and became one of the first blood products manufacturing enterprises to obtain GMP Certification in China. In 2002, the Shandong Institute transferred all of its business and the licenses necessary to carry on its business and seconded certain of its employees to our subsidiary, Shandong Taibang. We were awarded the advanced high-tech enterprise certification by the Department of Science and Technology of Shandong Province in 2005 and 2008 and by the Ministry of Science and Technology of China in 2006. In 2007, we were admitted as a member of the Shandong Institute of Medicine and awarded the “Advanced Enterprise” accolade by the Shandong Blood Center. We were also awarded the “Advanced Technology Certification for Foreign Funded Enterprises” by the Department of Foreign Trade and Economic Cooperation of Shandong Province in 2008.

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

Our research center is located on the same premises as the factory, which is located in Tai'an City, Shandong Province. The research center is equipped with specialized equipment including advanced testing and analytical equipment, such as atomic absorptimeter, fully automated blood coagulation analyzer, high performance liquid chromatograph, gas chromatograph, radioimmunoassay analyzer, ultraviolet-visible spectrophotometer, and protein chromatograph, most of which have been imported from the US, Japan, Italy, Germany and Australia. Our research and development department is comprised of about 30 researchers. All of them hold degrees in areas such as medicine, pharmacy, biology, and biochemistry. Our research center carries out development and registration of our products.

All the products we currently manufacture have been developed in-house. The following table outlines our research and development work in progress:

Products Currently in Development	Cure/Use	Status of Product Development	Stage **
Human Prothrombin Complex Concentrate	Used for the prophylaxis and treatment of bleeding in patients with single or multiple congenital deficiencies of factor II or X and in patients with single or multiple acquired prothrombin complex factor deficiency requiring partial or complete reversal.	Approved to commence clinical trial Commercial production expected in 2010	9
Human Coagulation Factor VIII	Use for coagulopathie such as Hemophilia A and increase concentration of coagulation factor VIII.	Approved to commence clinical trial Commercial production expected in 2010	9
Human Hepatitis B Immunoglobulin (PH4) for Intravenous Injection	Prevention of measles and contagious hepatitis. When applied together with antibiotics, its curative effect on certain severe bacteria or virus infection may be improved.	Approved to commence clinical trial Commercial production expected in 2011	8
Human Fibrinogen	Cure for lack of fibrinogen and increase human fibrinogen concentration.	Commenced laboratory studies on the manufacturing procedure Commercial production in 2011	7
Varicella Hyperimmune Globulins	Used for treatment of eczema vaccinatum, vaccinia necrosum, and ocular vaccinia	Develop scope and technique for testing the new medicine	3
Human Immunoglobulin for Intravenous Injection – 10%	Cure for original immunoglobulin deficiency; secondary immunoglobulin deficiency and Auto-immune deficiency diseases	About to begin a technical feasibility study and laboratory study on the manufacturing procedure	2

____________
* Under PRC law, each variation in the packaging, dosage and concentration of medical products requires registration and approval by the SFDA. During this process the altered product is not commercially available for sale. For example, among our Human Albumin products only Human Albumin 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml, 10%/50ml, and 25%/50ml products are currently approved and are commercially available. Our Human Albumin 12.5g/vial product is at Stage 9 of the drug approval process, i.e. we are awaiting the SFDA's approval. Accordingly, all references, in this report, to our manufacture and sale of Human Albumin relates to our approved Human Albumin products.

** These stages refer to the stages in the regulatory approval process for our products disclosed under the heading “Regulation” in this report.

For the fiscal years ended December 31, 2009 and 2008, total research and development expenses amounted to approximately $1.7 million and $1.2 million, respectively, representing approximately 1.4% and 2.5%, respectively, of our revenues.

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

We believe that we have strengthened our position in the marketplace with our recent acquisition of a 90% equity interest in Dalin and its 54% majority-owned operating subsidiary, Qianfeng and a 35% equity interest in Huitian, Xi'an-based biopharmaceutical company. In accordance with terms of the Dalin equity transfer agreement, as of January 1, 2009, we were entitled to all the rights and privileges of a Dalin shareholder, including the right to receive a pro rata share of the profits generated by Qianfeng, and pursuant to the terms of the Huitian equity transfer agreement, we are now entitled to all the rights and privileges of a 35% shareholder in Huitian, including the right to receive our pro rata share of the profits generated.

Our profitability may be adversely affected if (i) competition intensifies; (ii) competitors drastically reduce prices; or (iii) competitors develop new products or product substitutes having comparable medicinal applications or therapeutic effects which are more effective and /or less costly than those produced by us.

Other approved biopharmaceutical manufacturers in the PRC are entitled to produce many of the products produced by us. There are currently about 32 approved manufacturers of plasma-based pharmaceutical products in China. Many of these manufacturers are essentially producing the same type of products that we produce: human albumin and various types of immunoglobulin. However, due to recent Ministry of Health regulations, we believe that it is difficult for new manufacturers to enter into the industry. We believe that our major competitors in the albumin and immunoglobulin market in China are Hua Lan Biological Engineering, Shanghai Institute of Biological Products, Shanghai RAAS Blood Products Co. Ltd., Beijing Tiantan Biological Products, and Sichuan Yuanda Shuyang Pharmaceutical Co.

In addition, competition from imported products and China's admission as a member of the WTO creates increased competition. The PRC became a member of the WTO in December 2001. Competition in the biopharmaceutical industry in the PRC will intensify generally in two respects. With lower import tariffs, we anticipate that imported biopharmaceutical products manufactured overseas may become increasingly competitive with domestically produced products in terms of pricing. We also believe that well-established foreign biopharmaceutical manufacturers may set up production facilities in the PRC and compete with domestic manufacturers directly. With the expected increased supply of competitively priced biopharmaceutical products in the PRC, we may face with increased competition from foreign biopharmaceutical products, including the types of products manufactured by US manufacturers and other manufacturers. In the year of 2009, we have seen a substantial increase in volume of imported human albumin. If the trend of importation of human albumin continues, we may face more fierce competition in domestic human albumin market.

We believe that we have secured better ranking in 2009 based on our analysis of data regarding the approval for sales of plasma-derived products published by China National Institute for the Control of Pharmaceutical and Biological Products throughout of the year. Our past financial performance is attributable to our market position in the industry. Furthermore, while each of the plasma products related companies have their own product composition which include 3 main categories namely human albumin, human immunoglobulin and lyophilized human factor, we are currently developing lyophilized human factor products which we expect to launch in 2010. We will continue to meet challenges and secure our market position by enhancing our existing products, introducing new products to meet customer demand, delivering quality products to our customers in a timely manner and maintaining our established industry reputation.

Our Intellectual Property

Pursuant to a Trademark License Agreement with the Shandong Institute, we hold the exclusive license to a Trademark Registration Certificate (No.3375484) issued by the PRC Industry and Commerce Administration Trademark Bureau. The class of goods on which the trademark has been approved to use include: drug for human beings, serum, microorganism products for medicine and veterinary medicine, plasma, medical blood, and medical biological product. The registration will expire in June 2014, the Shandong Institute has allowed us to use the trademark for free until May 2011. We expect to develop and register our own trademark before the termination of this license.

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

Plasma Collection

Substantially all plasma donations for commercialized plasma-based biopharmaceutical products are done through plasmapheresis donation stations. Plasmapheresis donation means donors give only selected blood components —platelets, plasma, red cells, infection-fighting white cells called granulocytes, or a combination of these, depending on donors blood type and the needs of the community. Plasmapheresis stations in China are commonly used to collect plasma. In China, current regulations only allow an individual donor to donate blood in 14-day intervals, with a maximum quantity of 580ml (or about 600 gram) per donation.

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

As a result of the overhaul by the four ministries of the State Council in May 2004, we estimate that the number of collection stations (including plasma stations) that meet the standards imposed by the PRC has been reduced from approximately 156 to approximately 120. Plasma stations were customarily owned and managed by the PRC health authorities. In March 2006, the Ministry of Health promulgated the Blood Collection Measures whereby the ownership and management of the plasma stations must be transferred to plasma-based biopharmaceutical companies while the regulatory supervision and administrative control remain with the government. For those plasma stations which did not complete their reform by December 31, 2006, their license to collect plasma will be revoked. As a result, all plasma stations are now having direct supply relationship with their parent fractionation facilities.

Set out below are some of the safety features at China's collection stations:

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

The operation of plasma collection stations is strictly regulated by the PRC government. With the restarts of previous stations and newly built stations, the Company estimated that there are approximately 140 plasma stations in operation in China.

Importation of Blood Products

According to current Chinese regulations, the following blood products are banned from importation to China:

  Plasma – frozen, liquid and freeze-dried Human Plasma;
  Immunoglobulin – Human Normal Immunoglobulin, Specific Immunoglobulin, Human Anti-Tetanus Immunoglobulin, Human Anti-hemophilia Globulin, Human Anti-HBs Immunoglobulin, Human Anti- D(Rho) Immunoglobulin and Immunoglobulin For Intravenous Administration;
  Factor VIII – Cryoprecipitated Factor VIII and Factor VIII Concentrate (only Bayer is allowed, under a special arrangement with PRC government, to import this product into PRC, commencing November 2007);
  Factor IX Concentrate;
  Human Fibrinogen;
  Platelet Concentrate;
  Human Prothrombin Complex;
  Whole blood or blood components.

Production of Plasma-based Products

The manufacture and sale of plasma-based biopharmaceutical products is strictly regulated by the PRC government. For example, under PRC law, each variation in the packaging, dosage and concentration of medical products requires registration and approval by the SFDA. During this process the altered product is not commercially available for sale. For example, among our human albumin products only Human Albumin 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml, 10%/50ml, and 25%/50ml products are currently approved and are commercially available. Accordingly, all references, in this report, to our manufacture and sale of human albumin relate to our approved human albumin products. The table below shows the PRC approval process for the manufacture and sale of new medicines:

Stage (Estimated Time Period)		Activities
1	Planning Stage (1 month)

Prior to the development of potential new products, our Research & Development department will engage in a comprehensive review of existing medical literature, patent status and market information, including expected product demand and other competition, in order to determine the feasibility of development and production of a new product offering. Although this typically takes about 1 month to complete, this stage precedes development efforts for a new product, which could take several months or even years to complete. For products with lengthy development periods, we may be required to periodically revisit this stage to confirm the feasibility of continued development efforts.

2	Feasibility study and assumption clarification (2 months)

If we determine that development, ownership and marketing of a potential new product is possible and potentially advantageous, we proceed with development efforts. However, potential new products are typically developed in a laboratory or small batch setting, and in order to obtain approval for potential new products and to market new products, we must develop a plan for testing and producing the new product. The first step in developing such plan is a feasibility study and assumption clarification. This study is conducted following or during development of a new product, and involves a review and study of the feasibility of our technical, production and financial capabilities, production conditions and financial forecasts. We also review the feasibility of preparing and conducting a clinical study, or a Clinical Trial program, during this stage.

3	Develop scope and technique for testing the new medicine (6 months)

If following completion of a Stage 2 study we make a determination that producing and testing a potential new product is feasible and potentially advantageous, we will develop the scope and techniques for testing the potential new product. This involves confirming the sourcing of materials needed for production and marketing of the potential new product and development of the method of production, dosage design and prescription selections. During this stage, we will also develop a clinical research sample.

4	Preparation of a virus inactivation report and submission to the National Institute for the Control of Pharmaceutical and Biological Products, or NICPBP, for preliminary review (4-6 months)

If following development of testing methods for the potential new product we determine that testing can be successfully completed, we will prepare and finalize the virus inactivation method for the potential new product. We are then required to prepare a report with details on the production method and procedures and basis of quality evaluation for preliminary review by the NICPBP. NICPBP staff usually makes an onsite visit during this stage to supervise testing and re-testing of the virus inactivation process. Tested samples will be sent back to the NICPBP central office in Beijing for evaluation.

5	R&D test product information submitted to the SFDA for preliminary assessment (4-6 months)

Before the NICPBP can determine that our clinical research sampling and virus inactivation method and procedures are successful, we are required to submit our clinical research sampling and virus inactivation method and procedures to the SFDA via the provincial FDA for preliminary assessment. We also develop the parameters for a Clinical Trial program at this stage. Our program usually requires the establishment of a committee comprised of our Research and Development staff whose responsibility is to communicate with the hospitals and doctors who are invited to participate in the trial. After our submission of information to the SFDA we will become subject to random onsite sampling by the SFDA as they review our reports and procedures regarding testing of the potential product. The SFDA will usually inform us of the exact sampling date and SFDA staff will randomly select certain samples during their visit for additional testing. The SFDA will then provide us with their preliminary assessment of our new product and our related procedures. Depending on the results of its preliminary assessment the SFDA may recommend that we alter certain aspects of our reports and proposed Clinical Trial programs, or even repeat our Stage 3 and Stage 4 trials and resubmit related reports. The SFDA review process typically takes 4-6 months, but this process could take longer if we are required to amend or repeat our trials or if we amend our reports in order to obtain more a favorable preliminary assessment.

6	Formal application to the NICPBP for test of virus inactivation and for CDE certification of Clinical Trial (6-7 months)

Once we receive a favorable or satisfactory preliminary assessment from the SFDA, the NICPBP will continue the process begun at Stage 4. The NICPBP will conduct tests of virus inactivation based on defined medical literature and on our prescribed procedures and method of production. If the tests are successful, the NICPBP will transfer the application to the CDE for review of our prescribed procedures and method of production and the CDE may request additional information before making a determination. If the CDE is satisfied with our procedures and method of production it will certify the new product for production for Clinical Trial.

7	SFDA review of Clinical Trial program for approval (1 month)

Following provision of the CDE product certification, we must submit our Clinical Trial program (developed at Stage 5 and 6) to the SFDA for formal approval. The SFDA may request additional information regarding our proposed Clinical Trial program. If the SFDA rejects our Clinical Trial program or requires changes to any of our procedures and methods, we may be required to amend our Clinical Trial program, which may require repeating several of the processes previously conducted. The criteria for SFDA approval for Clinical Trial programs are based on Good Clinical Practice which is publicly available in the PRC.

8	Clinical Trial: Phases 1 to 4 (3 years for a new drug and 2 years for a generic drug)

Following approval of our Clinical Trial program by the SFDA, we will begin Clinical Trials of the potential new product. There are four phases to the clinical trial process and any failure of the potential new product at any of the Clinical Trial phases, could cause a significant delay in approval of the new product, or termination of the new product launch:
Phase 1: Basic clinical pharmacology and human safety evaluation studies are conducted by the Company. Prior to determining the effectiveness of our potential new product, we must determine that certain pharmacological and safety standards are met by our potential new product. These standards are set in stage 4 or according to medical literature. If the clinical trial indicates that such standards are met, we then move on to Phase 2 of the trials. If the Phase 1 standards are not met, we may be required to conduct further R&D on the potential new product, alter the new product formulation and amend the Clinical Trial program, which could require that we repeat several of the stages referenced above.
Phase 2: A preliminary exploration of the product's therapeutic efficacy is conducted by the Company. If we determine at this stage that the potential new product is not effective, we may conduct further R&D on the potential new product, alter the new product formulation and amend the Clinical Trial program, which would require that we repeat several of the stages referenced above.
Phase 3: If we determine that the potential new product meets the required standards of Phases 1 and 2 above, we must then submit a report of the Clinical Trial results to the SFDA together with an application for trial production of the product. If the SFDA rejects application for trial production or otherwise requires a repeat of our Clinical Trials, we may be required to repeat all or a portion of our Clinical Trial program, which may require repeating several of the processes previously conducted.
Phase 4: If we receive SFDA approval to conduct a trial production of the new product, we will then conduct a larger test of approximately 2,000 samples. We will conduct this test while also conducting a new drug post- marketing study.

9	Application to the SFDA for official production permit and product certification (8- 9 months)

The trial production of the potential new product will be monitored by an SFDA inspector who will also make onsite visits and assess the results of the trial production. We will also be required to prepare and submit to the SFDA a report of the trial production results by gathering statistical information obtained during the trial period. The CDE will also conduct a final review of the trial production for the potential new product. Upon satisfactory completion of the trial production, the CDE will inform the SFDA. The SFDA will then issue a permit to us for official production, the issuance of which is announced on the SFDA's website, and copied to the NICPBP and the provincial FDA. The SFDA will also issue the new product a Good Manufacturing Practice, or GMP, certification. The provincial FDA will follow with the issuance of a provincial production permit for the new product. Although the SFDA's criteria for final approval of new products are not publicly available in the PRC, if a manufacturer makes the adjustments to its methods and procedures recommended by the SFDA earlier on in the product approval process, it is likely that the SFDA will approve the new product for production.

10	Commercial Production	Following issuance of state and provincial production permits and certifications, we may begin production of the new product.

Pricing

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

Our Employees

As of December 31, 2009, we employed approximately 1,324 full-time employees, including Taibang and Dalin and all of their subsidiaries and Shandong Medical, of which approximately 106 were seconded to us by the Shandong Institute.

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

ITEM 1A. RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

We face risks related to general domestic and global economic conditions and to the credit crisis. Disruptions in the capital and credit markets related to the current national and worldwide financial crisis, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers, suppliers and creditors.

We currently generate sufficient operating cash flows, which combined with access to the credit markets, provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the disruption in credit markets, may impact our ability to manage normal relationships with our customers, suppliers and creditors. The disruptions in the capital and credit markets may continue indefinitely or intensify, and adversely impact our results of operations, cash flows and financial condition, or those of our customers, suppliers and creditors. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed to conduct or expand our businesses or conduct acquisitions or make other discretionary investments. Such disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flows and financial condition.

In addition, the demand for our products is largely affected by the general economic conditions in China as our products are still not affordable to many patients. As China's economy grows, we expect more Chinese people will become consumers of medical treatments and procedures, including procedures requiring human plasma. However, we expect that the current global economic slowdown will result in slower economic growth in China and an unfavorable economic environment which in turn may make our products less affordable to more patients and result in an overall decreased demand for our products. Such reductions and disruptions could have a material adverse effect on our business operations.

In order to grow at the pace expected by management, we will require additional capital to support our long-term business plan. If we are unable to obtain additional capital in future years, we may be unable to proceed with our long-term business plan and we may be forced to curtail or cease our operations or further business expansion.

We will require additional working capital to support our long-term business plan, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance the overall productivity and benefit from economies of scale. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources, especially in light of the global financial crisis and the market downturn. To raise funds, we may need to issue new equities or bonds which could result in additional dilution to our shareholders and investors. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities or contain covenants that would restrict our operations and strategy. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

We have a significant amount of debt, which could have negative consequences to us.

We have a significant amount of debt. As of December 31, 2009, we had, on a consolidated basis, approximately $4.5 million principal amount of indebtedness outstanding. Our substantial indebtedness could have important consequences, including:

  increasing our vulnerability to adverse general economic and industry conditions and adverse changes in governmental regulations;
  limiting our ability to obtain additional financing to fund capital expenditures and other general corporate requirements;
  requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures or other general corporate purposes;
  limiting our flexibility in planning for or reacting to changes in our business and the industry in which we operate; and
  placing us at a competitive disadvantage compared to our less leveraged competitors.

Our ability to pay interest on our indebtedness and to satisfy our other debt obligations will depend upon, among other things, our future operating performance and cash flow and our ability to refinance indebtedness when necessary. Each of these factors is, to a large extent, dependent on general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If in the future we cannot generate sufficient cash from operations to make scheduled payments on our indebtedness or to meet our liquidity needs or other obligations, we will need to refinance our existing debt, obtain additional financing or sell assets. We cannot assure you that we will be able to renegotiate or refinance any of our debt on commercially reasonable terms or at all. In addition, our interest expense may increase if general economic conditions result in an increasing interest rate environment. We cannot assure you that our business will generate cash flow, or that we will be able to obtain funding sufficient to satisfy our debt service requirements.

If the PRC government bans or limits plasma-based biopharmaceutical products, our operations, revenues and profitability would be adversely affected.

The principal raw materials of our existing and planned biopharmaceutical products is human source plasma, which, due to its unique nature, is subject to various quality and safety control issues which include, but are not limited to, contaminations and blood-born diseases. In addition, limitations of current technology pose biological hazards inherent in plasma that have yet to be discovered which could result in a wide spread epidemic due to blood infusion. The primary law that regulates plasma products in China is the PRC Pharmaceutical Law, the Implementation Rules on the PRC Pharmaceutical Law and the Regulations on the Administration of Blood Products. These rules and regulations require entities producing blood products to strictly comply with certain hygienic standards and specifications promulgated by the government. In the event that human plasma is discovered to be noncompliant with the government's hygienic standards and specifications, the health department may revoke the registration and/or the approval of the blood product, or otherwise limit the use of such blood product. If the PRC government bans or limits plasma-based biopharmaceutical products, our operations, revenues and profitability would be adversely affected.

If the plasma we source is found to be contaminated, or the supply from these plasma stations becomes restricted, our operation, revenues and profitability would be adversely affected.

We currently source plasma mainly from human donations to our plasma stations in Shandong and Guangxi Provinces, and Qianfeng sources its plasma from stations in Guizhou Province. If any of our human donors is infected with certain diseases, then the plasma from such donor may be infected. If such contaminated plasma is not appropriately screened out, our entire plasma source for the relevant collection station may become contaminated. If the plasma from our collection stations is found to be contaminated or the supply from these plasma stations becomes restricted, our operation, revenues and profitability would be adversely affected.

If we are unable to adequately monitor our plasma stations our plasma supply may be tainted and we will be subject to sanctions by the government which would have a material adverse effect on our business.

As part of the industry reform initiative by the Chinese government, in 2006 we acquired the assets of five of the six then existing plasma stations in Shandong Province through our wholly owned subsidiaries, Xia Jin Plasma Company, the Qi He Plasma Company, the He Ze Plasma Company, the Zhang Qiu Plasma Company and the Yang Gu Plasma Company. We received permits to operate these subsidiaries in January 2007. In April 2007, we acquired the assets of two additional plasma stations, one through our newly formed subsidiary, the Huan Jiang Plasma Company, and the other through our majority owned subsidiary, the Fang Cheng Plasma Company, which is 80% owned by Shandong Taibang and 20% owned by Lin Feng, an unrelated third party. We obtained necessary permits and commenced their operation in July and August 2007, respectively. Qianfeng, the main operating subsidiary of recently acquired Dalin, is the 85% owner of the seven plasma stations in Guizhou province. Huitian, the 35% minority owned affiliated company by the Company, has three plasma stations operating in Shaanxi province. While we monitor our blood plasma intake procedures through frequent unscheduled inspections of our stations, there remains a risk that our blood supply may become tainted during the collection process. Our blood supply may become tainted if we accept blood from donors whose blood shows any irregular findings including HIV, Hepatitis C and liver disease. We pre-screen all donors in order to ensure that these diseases are not present. If our blood supply becomes tainted, the consequences for our business could be severe. We could be subject to civil liability from suits brought by consumers and to criminal liability and loss of our registration if we are found by the government to have been criminally negligent.

Our operations, sales, profit and cash flow will be adversely affected if our albumin products fail inspection or are delayed by regulators.

Each batch of our albumin products requires inspection by Chinese government regulators before we can ship it to our customers. The SFDA has a quality standard which considers, among other things, the appearance, packing capacity, thermal stability, pH value, protein content and percentage of purity of the product. In order to pass inspection, our plasma must test negative for any blood irregularities, including Hepatitis C, HIV and liver disease. The plasma must be packaged in 25 separate 600g bags and boxed with a packing list and labeled to be consistent with computer records. The plasma must then be stored at -20°C as soon as possible after collection to ensure that it will congeal within 6 hours. Government regulators usually take one month to inspect a batch of albumin products. The process begins when the regulator randomly selects samples of our albumin products and delivers them to the National Institute for the Control of Pharmaceutical and Biological Products, or the NICBPB, in Beijing for testing, and the process ends when the products are given final approval by the NICBPB. In the event that the regulators delay the approval of our products, change the requirements in such a way that we are unable to comply with those requirements, or require our other products to be inspected by regulators before we can ship them to our customers, our operations, sales, profit and cash flow will be adversely affected.

We rely on a Secondment Agreement with the Shandong Institute, which is expected to terminate upon the future privatization of the Shandong Institute, for over 39% of our Shandong Taibang employees. If the Secondment Agreement is breached or terminated, it could have an adverse effect on our operations and on our financial results.

The Shandong Province Institute of Biological Products, or the Shandong Institute, has provided us with approximately 106 of our employees out of a total of approximately 1,324 employees, pursuant to a secondment agreement, or Secondment Agreement, dated October 28, 2002, between Shandong Taibang and the Shandong Institute. Pursuant to the Secondment Agreement, we are responsible for the salaries of these employees, as well as for their social benefits such as insurance. Our Secondment Agreement with the Shandong Institute will expire on the sooner to occur of October 2032 or upon the privatization of the Shandong Institute, which was originally expected to occur before the end of 2008. However, the completion of privatization of Shandong Institute has been further delayed indefinitely due to slower action taken by the Shandong Ministry of Health in implementing the privatization plan. Upon expiration or termination of the Secondment Agreement, we plan to hire the seconded employees directly. However, we cannot be sure that all of the employees will accept our employment offers at that time. Guang Li Pang, Shandong Taibang's Deputy Chief Executive Officer, Yun Hua Gao and Dian Cong Liu, our Senior Technical Advisors are employed through the Secondment Agreement. Although none of our seconded employees have indicated that they do not plan to continue working for our Company after the privatization, if the Secondment Agreement is terminated or expires and we are unable to hire those employees or replacement employees on time, our operations, as well as our financial results, may suffer.

If the distributors who we rely on do not purchase our products, our business and results of operations will be adversely affected.

We sell all of our products in China through our network of about 349 distributors located in about 30 provinces and municipal cities throughout China. While we have established working relationships with many of our distributors and strictly regulate their sales and marketing activities by annual distribution agreements, there are no restrictions in these distribution agreements preventing our distributors from also supplying products produced by our competitors. Our own marketing and sales staff work to develop and maintain relationships with our distributors, but there can be no assurance that we will be able to maintain such relationships. For the years ended December 31, 2009 and 2008, direct sales to distributors represented approximately 67.3% and 65.6%, respectively, of our total revenues. If a number of our distributors cease to purchase our products and we are unable to find suitable replacements, our business and results of operations will be adversely affected.

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

In 1993, the Law of the PRC on the Protection of the Rights and Interests of Consumers or the Consumers' Rights Law was promulgated to further protect the legal rights and interests of consumers in connection with the purchase or use of goods and services. All businesses, including our business, must observe and comply with the Consumers' Rights Law.

We maintain two product liability insurances for sales in the PRC for Shandong Taibang and Qianfeng’s products in the amount of approximately $2.9 million (RMB 20 million) each. Although no one has filed any claims in relation to the use of our pharmaceutical products, our financial position and operations may be materially and adversely affected, if our insurance coverage is insufficient to cover a successful claim.

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

Selective acquisitions form part of our strategy to further expand our business. If we are presented with appropriate opportunities, we may acquire additional companies, products or technologies. Future acquisitions and the subsequent integration of new companies into ours would require significant attention from our management. Our company has little experience with integrating newly acquired businesses. Potential problems encountered by each organization during mergers and acquisitions would be unique, posing additional risks to the company. The diversion of our management's attention and any difficulties encountered in any integration process could have an adverse effect on our ability to manage our business. Future acquisitions would expose us to potential risks, including risks associated with the assimilation of new operations, technologies and personnel, unforeseen or hidden liabilities, the diversion of resources from our existing businesses and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions, and potential loss of, or harm to, relationships with employees, customers and suppliers as a result of integration of new businesses.

We may lose our competitive advantage and our operations may suffer if we fail to prevent the loss or misappropriation of, or disputes over, our intellectual property.

None of our products are currently covered by patents, the trademark “Lu Yue” is licensed to us by the Shandong Institute for our use as in the labeling of human-use medicine, biopreparate and blood products, pursuant to a trademark license agreement, dated February 27, 2007. We plan to apply for patents for our manufacturing processes. The patent application will be subject to approval from the relevant PRC authorities. We may not be able to successfully obtain the approval of the PRC authorities for our patent applications. Furthermore, third parties may assert claims to our proprietary procedures, technologies and systems. These proprietary procedures, technologies and systems are important to our business as they allow us to maintain our competitive edge over our competitors.

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
  breach by such departing management member or employee of his or her confidentiality and non- disclosure undertaking to us;
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

Our products are manufactured solely at our production facility located in Tai'an City, Shandong Province in the PRC. While we have not in the past experienced any calamities which disrupted production, any disruption in the supply of utilities, in particular, electricity or power supply, or any outbreak of fire, flood or other calamity resulting in significant damage at our facilities would severely affect our production and have a material adverse effect on our business, financial condition and results of operations.

We maintain insurance policies covering losses with respect to damages to our properties and products. We do not have insurance coverage for inventories of raw materials or business interruption. There is no assurance that our insurance would be sufficient to cover all of our potential losses.

We may be exposed to potential risks relating to our internal controls over financial reporting, and our independent auditors may not attest to the operating effectiveness of our internal controls.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-K. A report of our management is included under Item 9A(T) of our Form 10-K for the year ended December 31, 2009. In addition, Section 404 requires the independent registered public accounting firm auditing a company's financial statements to also attest to and report on the operating effectiveness of such company's internal controls. However, we will not be subject to auditor attestation requirement until our annual report for the fiscal year ending December 31, 2010. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent registered public accountants. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accountants with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

There are allegations of past criminal conduct against certain members of our Board of Directors and a significant employee. Our business and results of operations could be adversely affected if any of these allegations are proven true.

Allegations have surfaced on certain financial websites of fraud and criminal activity involving smuggling and related activities allegedly engaged in prior to 2005 by the CEO of the Company's primary operating subsidiary, Shandong Taibang, and by a relative of one of our directors. On January 27, 2010, in response to these allegations, the Company's board of directors established a special independent subcommittee comprised of the Company's independent directors, Mr. Sean Shao and Dr. Tong Jun Lin (who were later joined by new director Dr. Xiangmin Cui) (the "Special Committee"), to investigate the allegations with the assistance of a reputable international firm, and report its findings to the board of directors as soon as practicable. On March 1, 2010, the Special Committee retained O'Melveny & Myers LLP, an international law firm, to advise the Special Committee and to assist in the investigation of the allegations. Although our management team continues to work diligently on the daily business of the Company and remains committed to executing our growth strategies and creating value for our shareholders, if the investigation concludes that the allegations made on the financial websites were correct, our business and results of operations could be adversely affected.

RISKS RELATING TO OUR FINANCIAL CONDITION

We face risks related to general domestic and global economic conditions and to the current credit crisis.

We currently generate sufficient operating cash flows, which combined with access to the credit markets, provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, has impacted accounts receivable collectivity from our customers, and may impact our ability to pay suppliers and creditors. If the current situation deteriorates significantly, we could see a tightened cash flow position and an abnormal amount of bad debt expenses related to the general economic slow-down, or supplier or customer disruptions resulting from tighter credit markets. Such reductions and disruptions could have a material adverse effect on our business operations.

Our cash flow could be negatively affected as a result of our extension of relatively long payment terms to customers that we believe are credit worthy.

As is customary in our industry, we extend relatively long payment terms (up to six months) to customers that we believe are credit worthy. The dollar amount of our accounts receivable, net of our allowance for doubtful accounts as of December 31, 2009 and 2008 was $1,767,076 and $313,087, respectively. The bad debt (credit) expenses for the years ended December 31, 2009 and 2008 were $(13,089) and ($56,462), respectively. Although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flow.

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

Our total outstanding indebtedness as of December 31, 2009 was $4.5 million. The interest rates on these bank loans are fixed between 5.31% and 5.40% per annum. Our obligations under our existing loans have been mainly met through the cash flow from our operations and our financing activities. We are subject to risks normally associated with debt financing, including the risk of significant increase in interest rates and the risk that our cash flow will be insufficient to meet required payment of principal and interest. In the past, cash flow from operations had been sufficient to meet payment obligations and/or we have been able to roll over our borrowings. There is however no assurance that we will be able to do so in the future. We may also underestimate our capital requirements and other expenditures or overestimate our future cash flows. In such event, additional capital, debt or other forms of financing may be required for our working capital. If any of the aforesaid events occur and we are unable for any reason to raise additional capital, debt or other financing to meet our working capital requirements, our business, operating results, liquidity and financial position will be adversely affected.

We will incur capital expenditures in the future in connection with our growth plans and therefore may require additional financing.

To grow our sales volume, we need to increase our raw material supplies and strengthen our commitment to our research and development efforts to accelerate new product development. We plan to solve our raw materials shortage through either the building of new plasma collection stations or through scaling up our existing collection stations, both of which will require substantial capital expenditures. We anticipate that our capital expenditure for the next 12 months will be approximately $15 million. Such expenditures are likely to be incurred in advance of any increase in sales. Our revenue may not increase after these capital expenditures are incurred. This will depend on, among other factors, on our ability to maintain or achieve high capacity utilization rates. Any failure to increase our revenue after incurring capital expenditure to expand production capacity will reduce our profitability.

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

The production of plasma-based biopharmaceutical products relies on the supply of plasma of suitable quality. For the years ended December 31, 2009 and 2008, the cost of plasma used by us for production accounted for approximately 83% and 76%, respectively, of total production cost. The supply and market prices of plasma may be adversely affected by factors such as regulatory restrictions, weather conditions or outbreak of diseases which would impact our costs of production. We may not be able to pass on any resulting increase in costs to our customers and therefore any substantial fluctuation in supply or market prices of plasma may adversely affect our results of operations and profitability.

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

We may encounter increased competition from both local and overseas pharmaceutical enterprises as a result of a relaxation of the PRC regulatory approval process for plasma-based biopharmaceutical products or a relaxation of international trade restrictions. A change in our competitive environment could adversely affect our profitability and prospects.

Our continued ability to compete depends on the development of the plasma-based biopharmaceutical manufacturing industry in China. The plasma-based biopharmaceutical manufacturing industry in China is highly regulated by both provincial and central governments. Prior to engaging in the collection and production of plasma products, companies such as ours are required to obtain collection permits from the central health department and production permits and certificates for each new product formulation from the various provincial food and drug authorities. We have the advantage of being already approved by the state to collect plasma from human donors and manufacture and sell plasma-based biopharmaceutical products in Shandong Province, as well as in all other provinces in China, and our research and development department has become familiar with the provincial product approval process. However, although we believe that the regulatory requirements pose a competitive barrier to entry into the biopharmaceutical industry, over time there may be new entrants. If the government relaxes these restrictions and allow more competitors to enter into the market, these competitors may have more capital, better research and development resources, manufacturing and marketing capability and experience than us. Our profitability may be adversely affected if (i) competition intensifies; (ii) competitors drastically reduce prices; or (iii) competitors develop new products having comparable medicinal applications or therapeutic effects which are more effective or less costly than those produced by us.

In addition we expect that competition from imported products will increase as a result of a trend towards lower import tariffs and China's admission as a member of the WTO in December 2001. We believe that lower import tariffs will result in more affordable pricing for imported biopharmaceutical products manufactured overseas as compared to domestically manufactured products such as ours. In addition, China's membership in the WTO makes it more accessible to foreign biopharmaceutical manufacturers who may wish to set up production facilities in the PRC and compete directly with domestic manufacturers. The expected increased supply of both domestic and foreign competitively priced biopharmaceutical products in the PRC will result in increased competition. There is no assurance that our strategies to remain competitive can be implemented successfully as scheduled or at all. Our inability to remain competitive may have an adverse effect on our profitability and prospects.

If we do not receive PRC governmental approval to increase the retail prices of certain of our biopharmaceutical products our revenues may be adversely affected.

Retail prices of certain of our biopharmaceutical products in the PRC are subject to the control of the relevant central and provincial price administration authorities. The actual price for any given price-controlled product set by manufacturers, wholesalers and retailers cannot exceed the price ceiling imposed in accordance with the applicable government price control rules. Only those pharmaceutical products which are included in the Insurance Catalogue administered at the central or provincial level are subject to price control.

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

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term.

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

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries' ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident's funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV's affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our stockholders who are PRC residents as defined in Circular 75 have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

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

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make most of our sales in China. PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

In July 2003, Shandong Taibang obtained certain land use rights from the PRC municipal government to 43,663 square meters consisting of manufacturing facilities, warehouses and office buildings in Tai'an City, Shandong Province. Shandong Taibang is required to make payments totaling approximately $20,369 (RMB138,848) per year to the local state-owned entity, for the 50 year life of the rights or until the Shandong Institute completes its privatization process. We recorded “land use rights” equal to “other payable – land use rights” totaling $323,687 and $325,390 as of December 31, 2009 and 2008, respectively, determined using present value of annual payments over 50 years.

The Company's 48.6% indirectly owned subsidiary, Qianfeng, entered into a lease agreement on June 1, 2006 with a group of individuals in an area located next to its production facility, to lease and use the space for processing industrial wastes for 10 years. The annual lease amount is approximately $1,530 (RMB 10,438).

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

Bobai County Collection Station

In January 2007, the Company's PRC subsidiary, Shandong Taibang, advanced $413,697 (RMB3.0 million) to Feng Lin, the 20% minority shareholder in Fang Cheng Plasma Company, the Company's majority owned subsidiary, for the purpose of establishing or acquiring a plasma collection station. Mr. Lin and Shandong Taibang intended to establish the Bobai Kangan Plasma Collection Co., Ltd. (“Bobai”) in Bobai County, Guangxi and on January 18, 2007, Shandong Taibang signed a letter of intent to acquire the assets of the Bobai Plasma Collection Station, which was co-owned by Mr. Lin and Mr. Keliang Huang. However, in January 2007, Hua Lan Biological Engineering Co., Ltd. (“Hua Lan”) filed suit in the District Court of Hong Qi District, Xin Xiang City, Henan Province, alleging that Feng Lin, Keliang Huang and Shandong Taibang established and/or sought to operate the Bobai Plasma Collection Station using a permit for collecting and supplying human plasma in Bobai County, that was originally granted to Hua Lan by the government of the Guangxi region, without Hua Lan's permission. The establishment and registration of Bobai was never realized as a result of this law suit. On January 29, 2007, on Hua Lan's motion, the District Court entered an order to freeze funds in the amount of approximately $386,100 (RMB3,000,000) held by the defendants in the case, including approximately $65,750 (RMB500,000) in funds held in Shandong Taibang's bank account in Tai'an City. A hearing was held on June 25, 2007 and judgment was entered against the defendants along with a $226,780 (RMB1,700,000) joint financial judgment. The Company appealed the District Court judgment to the Xinxiang City Intermediate Court. In November 2007, the Intermediate Court affirmed the judgment against the three defendants and increased the amount of the joint financial judgment to approximately $405,954 (RMB3,000,000).

In January 2008, Hua Lan enforced the judgment granted by the Intermediate Court to freeze the Company's bank accounts. Shandong Taibang has filed a separate action against Hua Lan before the Tai'an City District Court to seek recovery of any losses in connection with Hua Lan's claim and to request that the Tai'an City District Court preserve Hua Lan's property or freeze up to approximately $411,300 (RMB 3 million) of Hua Lan's assets to secure the return of such funds to the Company. The intermediate court in Tai'an City accepted the application on February 14, 2008 but the matter is still pending. Pending the outcome of the proceedings, Shandong Taibang increased its loss contingency reserve during its fourth quarter of 2007 from approximately $75,593 (RMB566,667) to $133,400 (RMB1,000,000) to cover its share of the enforcement of this judgment. During the fourth quarter of 2008, full amount of the judgment, including Feng Lin and Keliang Huang's portions of the judgment and the related fees, approximately $456,222 (RMB 3,109,900) has been withdrawn from Shandong Taibang's account. The Company recorded Feng Lin and Keliang Huang's portion of the judgment, approximately $304,143 (RMB2,073,234), as receivable as a result of the withdrawal. As of December 31, 2008, the Company determined that it is unlikely that the Company will be able to recover such receivable from those two individuals and wrote off the receivable as bad debt expense.

In October 2009, Shandong Taibang appealed to the High Court of Henan Province requesting the court to reverse judgments from the Hong Qi District Court based on Shandong Taibang's belief that Hua Lan’s involvement in Bobai was in violation of PRC Blood Products Regulations as Hua Lan did not invest, as Shandong Taibang did, in Bobai as required by the Regulation. The Company was awaiting the judgment of the Henan High Court as of the date of this report. In light of the foregoing, it is unlikely that the Company's planned acquisition of the assets of Bobai will go forward.

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

In June 2007, Jie'an brought suit in the High Court of Guizhou province, China, against Qianfeng and the three other original Qianfeng shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie'an alleged that it had a right to acquire the shares waived by the original Qianfeng shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie'an and sustained the Equity Purchase Agreement, but on November 2008, Jie'an appealed the Guizhou High Court judgment to the People's Supreme Court in Beijing. On May 13, 2009, the People's Supreme Court sustained the original ruling and denied the rights of first refusal of Jie'an over the additional shares waived by the original Qianfeng's shareholders. The registration of the new investors as Qianfeng's shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce are still pending. On January 27, 2010, the strategic investors brought suit in the High Court of Guizhou Province against Qianfeng alleging Qianfeng’s failure to register their equity interest in Qianfeng with the local AIC and requesting the distribution of their share of Qianfeng’s dividends. Dalin was also joined as a co-defendant as it is the majority shareholder and exercises control over Qianfeng’s day-to-day operations. The Company does not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, the Company believes that the Equity Purchase Agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment. In the event that Qianfeng is required to return their original investment amount to the strategic investors, Qianfeng has set aside the strategic investors’ fund along with RMB 7,313,387 (approximately $1,072,216) in accrued interest , and RMB 519,600 (approximately $74,712) for the 1% penalty imposed by the agreement for any breach. If strategic investors prevail in their suit, Dalin's interests in Qianfeng may be reduced to approximately 41.3% . The High Court of Guizhou is scheduled to hear the case in early April, 2010.

Dispute over Qianfeng Technical Consulting Agreement

In 1997, Qianfeng entered into a Technical Cooperation Agreement with Sin Kyung Ye, or Sin, a Korean individual, to provide certain fractionation equipment and transfer processing know-how to Qianfeng. In August 2004, Sin filed a law suit against Qianfeng with the Intermediate Court in Guiyang City, China, alleging non-payment of RMB 100,000 (approximately, $14,670) for his fractionation equipment and RMB 5,000,000 (approximately, $733,500) for the transfer of his technological know-how. The Intermediate Court ruled in favor of Sin and found that Qianfeng owed Sin RMB 10,376,160 (approximately, $1,522,183), but Qianfeng appealed the Intermediate Court ruling to the Guizhou High Court. The Guizhou High Court agreed in part with Qianfeng's grounds for appeal and reduced the amount of know-how transfer fee to RMB 1,970,413 (approximately, $289,060). In May 2007, Sin appealed the Guizhou High Court's decision to the People's Supreme Court in Beijing. The People's Supreme Court heard in April 2008 and ruled on December 29, 2009 for Qianfeng pay RMB 4,700,000 (approximately, $689,490) as compensation to Sin for technology transfer and RMB 100,000 (approximately, $14,670) for unpaid equipment purchase. Qianfeng has accrued and accounted for all these expenses as of December 31, 2009.

Administration Interference

Qianfeng is party to an administrative proceeding against the government of the Qiandongnan Autonomous Region, or the Qiandongnan Authorities, in Guizhou Province, China, in connection with the ownership of three of Qianfeng's entitled eight plasma stations in Guizhou Province. Qianfeng was authorized to acquire a total of eight plasma stations in Guizhou Province based on several national and provincial administrative authorizations issued by the PRC State Council and the Guizhou Ministry of Health between 2006 and 2007, but to date, the governmental authorizations have not been fully implemented by the Qiandongnan Authorities. In early 2007, Qianfeng submitted RMB 8,010,000 (approximately $1,173,465) to the local finance department of Sansui County, Qiandongnan, for acquiring the Sansui Plasma Collection Station (“Sansui”), but the local finance department refused to honor the purchase and returned the full consideration to Qianfeng. Furthermore, subsequent local rulings published by the Qiandongnan Authorities February 28, 2008 appear to authorize another private company to acquire the Sansui and two other stations, the Zhengyuan Plasma Collection Station and the Shibing Plasma Collection Station. In December 2008 Qianfeng filed an administrative review application with the People's Government of Guizhou Province, or the Guizhou Provincial Government, but the Guizhou Provincial Government has delayed making a final decision pending further review of regulations regarding administrative authorizations. Qianfeng has received verbal notification from staff in the Guizhou Provincial Government that the Qiandongnan Authorities have withdrawn the local rulings. As a result, Qianfeng has withdrawn its application with the Guizhou Provincial Government to facilitate further negotiation with Qiandongnan Authorities on its right to acquire all eight plasma stations in Guizhou Province. In addition, Qianfeng has set aside the funds necessary to purchase Sansui pending the outcome of the administrative review. There have been no further developments on this case as of the date of this report.

Dispute over Raw Plasma Supply Agreement with Xintai

On March 10, 2009, Henan Xintai Medicine Company (previously known as Henan Zhongtai Medicine, “Xintai”) brought suit against Shandong Taibang and its two wholly-owned plasma collecting subsidiaries in Shandong for breach of a raw plasma supply agreement. The suit was subsequently withdrawn by Xintai on May 31, 2009. The agreement, signed by Shandong Taibang and Xintai on October 10, 2006, requires the two subsidiaries to provide to Xintai 45 metric tons of raw plasma per year from 2007 to 2009. The subsidiaries provided more than 34 metric tons of plasma to Xintai during 2007 in accordance with the agreement. On October 31, 2007, PRC State Department published the Regulation on Plasma Collection Stations. The Company believes the agreement is invalid because it violates clause 43 of the new Regulation, which prohibits plasma collecting stations from providing raw plasma to any manufacturer other than their direct parent. To comply with the Regulation, the subsidiaries ceased supplying plasma to Xintai in late 2007. On March 12, 2009, Shandong Taibang filed a suit in the Shandong Tai'an Middle Court against Xintai seeking damages of RMB50,000 (approximately, $7,335) for the plasma already supplied to Xintai during 2007. On June 29, 2009, Xintai re-filed the suit in Shandong Tai'an Middle Court against Shandong Taibang and the two subsidiaries seeking compensation of RMB6,000,000 (approximately, $880,200) for contract breach and demanding that Shandong Taibang and the subsidiaries continue to honor the agreement. On October 20, 2009, the Tai'an Middle Court combined and heard the two suits and ruled on January 20, 2010 in favor of Shandong Taibang on all accounts.

Qianfeng's Guarantee to a Third Party

In 2007, as a condition to purchase Huang Ping Plasma Station, Qianfeng entered into an agreement with Guizhou Zhongxin Investment Company (“Zhongxin”) in which Qianfeng agreed to repay Zhongxin's debt out of Qianfeng's payables to Zhongxin arising from plasma purchased from Zhongxin. In the same agreement, Qianfeng also guaranteed to the Huang Ping County Hospital (“Huang Ping Hospital”), which was the co-owner with Zhongxin of the Huang Ping Plasma Station, for the amount of RMB3,074,342 (approximately, $451,006) of debt that Zhongxin owed to Huang Ping Hospital. On June 1, 2009, Huang Ping Hospital brought suit, in Huang Ping County People's Court of Guizhou Province, against Zhongxin for non-payment of its payables and debt due to Huang Ping Hospital and Qianfeng as the guarantor. On November 2, 2009, the court ruled in favor of the plaintiff and Qianfeng will need to repay the Zhongxin’s debt to Huang Ping Hospital on behalf of Zhongxin as the guarantor. In October 2009, Qianfeng appealed to the Middle Court of Kaili District in Guizhou Province and was accepted by the court in January 2010. The hearing is expected to be held by the end of April 2010. The Equity Transfer Agreement pursuant to which we acquired a 90% interest in Dalin, Qianfeng's majority shareholder, provides that the sellers will be responsible, in accordance with their equity proportion in Qianfeng, for damages incurred by Qianfeng from Zhongxin's debt and shall repay Dalin the sellers' proportionate share of payments made by Qianfeng to creditors in connection with Zhongxin's debt within 10 days after payment by Qianfeng. The RMB 3,074,342 contingent liability and proportionate share of the liability to be recovered from the sellers were properly reflected in the financials as of December 31, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of our 2009 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “CPBO” on the NASDAQ Global Market. The CUSIP number is 16938C 10 6.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Year Ended December 31, 2010
First Quarter (through March 18, 2010)	13.48	7.62

Year Ended December 31, 2009
First Quarter	2.45	1.69
Second Quarter	5.00	2.25
Third Quarter	8.00	3.55
Fourth Quarter	12.08	7.10

Year Ended December 31, 2008
First Quarter	5.85	3.30
Second Quarter	4.32	2.76
Third Quarter	4.70	2.00
Fourth Quarter	2.79	1.26

(1)	The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 18, 2010, there were approximately 442 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividends

China Biologic Products, Inc. has never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of 2009 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (c)
Equity compensation plans approved by security holders	910,000	4.00	4,002,500
Equity compensation plans not approved by security holders (1)	-	-	-
Total	910,000		4,002,500

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

_____________

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2009 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2009 fiscal year.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2009.

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

Overview of Our Business

We are a biopharmaceutical company and through our indirect majority-owned Chinese subsidiaries, Shandong Taibang and Qianfeng, and minority-owned Chinese subsidiary, Huitian, we are principally engaged in the research, development and manufacturing of plasma-based pharmaceutical products in China. Shandong Taibang operates from our manufacturing facility located in Tai'an City, Shandong Province and Qianfeng operates in Guizhou Province. Our minority owned subsidiary, Huitian, operates from facilities in Shaanxi Province. The plasma-based biopharmaceutical manufacturing industry in China is highly regulated by both the provincial and central governments. Accordingly, the manufacturing process of our products is strictly monitored from the initial collection of plasma from human donors to finished products. Our principal products include our approved human albumin and immunoglobulin products.

We are approved to sell human albumin 20%/10ml, 20%/25ml, 20%/50m, 10%/10ml, 10%/25ml, 10%/50ml and 25%/50ml. Human albumin is our top-selling product. Sales of these human albumin products represented approximately 49.7% and 57.8% of our total revenues, respectively, for the each of the years ended December 31, 2009 and 2008. Human albumin is principally used to increase blood volume while immunoglobulin is used for certain disease preventions and cures. The Company’s approved human albumin and immunoglobulin products use human plasma as the basic raw material. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. All of our products are prescription medicines administered in the form of injections.

We sell our products to customers in the PRC, mainly hospitals and inoculation centers. Our sales have historically been made on the basis of short-term arrangements and our largest customers have changed over the years. For the years ended December 31, 2009 and 2008, our top 5 customers accounted for approximately 10.7% and 16.2%, respectively, of our total revenue. For the years ended December 31, 2009 and 2008, our largest customer accounted for approximately 4.0% and 6.4% of our revenue, respectively. As we continue to diversify our geographic presence, customer base and product mix, as well as the acquisition of Dalin, we expect that our largest customers will continue to change from year to year.

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

On November 25, 2009, we received approval to list our securities on The NASDAQ Global Market. The symbol for our common stock is “CBPO.” We began trading under our new symbol on December 2, 2009.

Recent Developments

Acquisition of Yuncheng Ziguang Biotechnology

On January 22, 2010, Shandong Taibang entered into an Equity Transfer Agreement with Yuncheng Ziguang Biotechnology Co., Ltd., which is located in Yuncheng, Shandong Province. Under the terms of the Equity Transfer Agreement, Shandong Taibang agreed to purchase 100% of Yuncheng Ziguang's equity interest at a purchase price of RMB 10,066,672 (approximately $1,216,054), which was subsequently paid as of February 24, 2010. Yuncheng Ziguang's main business is manufacturing, packing and selling of health drinks and foods. Among its assets, Yuncheng Ziguang owns six buildings and a right to acquire a land use right with approximately 323,000 square feet in size. The purpose of this acquisition is mainly for relocation of Shandong Taibang's Yun Cheng plasma station, which is adjacent to Yuncheng Ziguang, into the existing building and the land that Yuncheng Ziguang currently owns or entitled to own. Yun Cheng plasma station is the oldest and smallest among the Company's five stations in Shandong. Shandong Taibang expects that the relocation of the plasma station into the new facility will increase its plasma collection capacity with a low investment cost.

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

In December 2006, we acquired five of the six then existing plasma stations in Shandong and on January 1, 2007 we obtained the permits to operate these stations. These acquisitions have allowed us to have a direct influence on the operation of these collection stations and secure a stable source of plasma supply for production. The foregoing acquisitions, as well as the acquisition of Dalin and its indirectly owned plasma stations, have led to an increase in our plasma supply for production and did not result in any material differences in our cost structure. Due to current market conditions, we have generally been able to pass substantially all cost increases in recent years on to our customers.

Prices of and Demand for Our Products

In recent years, due to increased regulatory restrictions and market demand, we have been able to increase the selling price of most of our key products. The demand for our products is largely affected by the general economic conditions in China because they are still not affordable to many patients. As China's economy grows, we expect more Chinese people will become consumers of medical treatments and procedures, including procedures requiring human plasma. A significant improvement in the economic environment in China will likely improve consumer income which in turn would make our products more affordable and consequently increase the demand for our products. We have been able to expand our product range and markets by introducing new products required by customers. We believe that our technical expertise is important in introducing products that are in demand.

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

As of December 2009, the aggregate production capacity of Shandong Taibang and Qianfeng was 1,100 metric tons per annum. We estimate that the production capacity of our major competitors ranges from 300 tons to 1,000 tons per annum. We believe that our current production capacity is sufficient to meet the current demand for our products for the next two years.

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

We believe that we have strengthened our position in the marketplace with our recent acquisition of a 90% equity interest in Dalin and its 54% majority-owned operating subsidiary, Qianfeng and a 35% equity interest in Huitian, Xi'an-based biopharmaceutical company.

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

China

Before the implementation of the New EIT Law, Foreign Invested Enterprises, or FIEs, established in the PRC are generally subject to an enterprise income tax, or EIT, rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. The New EIT Law imposes a unified EIT of 25.0% on all domestic enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

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

Under the New EIT Law, dividend distributions paid out of earnings from our PRC subsidiaries are subject to a withholding tax at 10%. This new dividend withholding tax, however, will only be levied on our PRC subsidiary in respect of profits earned in 2008 onwards. Profits distributed after January 1, 2008 but related to financial results generated in the year ended December 31, 2007 and prior years will not be subject to dividend withholding tax.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then our global income will be subject to PRC income tax of 25.0% .

As a sino-foreign joint venture company, Shandong Taibang has been granted a preferential tax holiday by the Tax Bureau of the PRC as of 2003. Accordingly, Shandong Taibang is entitled to tax concessions from 2003 whereby the profit for the first two financial years beginning with the first profit-making year is exempt from income tax in the PRC, and the profit for each of the subsequent three financial years is taxed at 50% of the prevailing state income tax rate. Local income tax of 3% is exempted for five years starting from the first profit-making year. Shandong Taibang will be allowed the benefits of tax holidays under the grandfather treatment over a five-year transition period, and the applicable income rate will be 25% after the tax holiday. According to the PRC's central government policy, new or high technology companies will enjoy preferential tax treatment of 15%, instead of 25%. On February 12, 2009, Shandong Taibang received the new technology or high technology certification from Shandong provincial government. The Certification allows the Company to receive the 15% preferential income tax rate, for a period of three years starting from January 1, 2008. Qianfeng is currently enjoying the preferential income tax rate of 15% also under the 10-year Western Development Tax Concession, which started on January 2001 and ends on December 2010. The PRC tax authority is studying the possibility of extending the concession, especially for those industries that are encouraged by the PRC government, such as ours. In the event that PRC tax authorities discontinue the concession, Qianfeng will apply for the new or high technology preferential tax treatment of 15% like Shandong Taibang.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

China Biologic and Subsidiaries
Fiscal Years Ended December 31

			$	Percentage
			Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Revenue	$118,998,155	$46,751,160	$72,246,995	154.5%
Cost of revenue	32,621,908	14,040,602	18,581,306	132.3%
Gross profit	86,376,247	32,710,558	53,665,689	164.1%
Gross profit as a percentage of revenue	72.6%	70.0%	2.6%
Operating expenses	24,999,055	12,374,787	12,624,268	102.0%
Other expense	33,250,706	449,656	32,801,050	7294.7%
Income before taxes and minority interest	28,126,486	19,886,115	8,240,371	41.4%
Income taxes	10,513,100	4,596,603	5,916,497	128.7%
Net income before minority interests	$17,613,386	$15,289,512	$2,323,874	15.2%

Comparison of Fiscal Years Ended December 31, 2009 and 2008

Revenues. Our revenues are derived primarily from the sales of human albumin and various types of immunoglobulin. Our revenues increased 154.5%, or $72,246,995, to $118,998,155 for the fiscal year ended December 31, 2009, compared to revenues of $46,751,160 for the fiscal year ended December 31, 2008. The increase in revenues during fiscal year 2009 is primarily attributable to a general increase in the price and volume of plasma based products. Among the factors that contributed to the growth in revenue, foreign exchange translation accounted for 4.3% of the increase. Our financial results for the year ended December 31, 2009 also benefited from the consolidation of Dalin, which we acquired in the first quarter of 2009. Dalin contributed approximately $52.1 million in revenue, which accounted for approximately 43.8% of our total revenue for the year ended December 31, 2009. All of our approved products recorded price increases ranging from 0.5% to 38.2% . For the fiscal year ended December 31, 2009, the average price for our approved human albumin products, which contributed 49.7% to our total revenue, increased 0.5%, the average price for our approved human immunoglobulin for intravenous injection, which contributed 36.8% to our revenue, increased 7.9%, the average price for our approved human tetanus immunoglobulin, which contributed 2.2% to our revenue, increased 26.2%, the average price for our approved human rabies immunoglobulin, which contributed 4.0% to our revenue, increased 38.2%, and the average price for our approved human hepatitis B immunoglobulin, which contributed 2.9% to our revenue, increased 8.7%, as compared to the same period in 2008. Volume in sales for our human albumin, human immunoglobulin for intravenous injection and human tetanus immunoglobulin products increased by 117.8%, 293.4% and 40.2%, respectively, for the fiscal year ended December 31, 2009, as compared to the same period in 2008. Volume in sales for our human hepatitis B immunoglobulin and human rabies immunoglobulin products decreased, due to the shortage of vaccines that are needed to generate each type of raw material, by 0.5% and 5.1%, respectively, for the fiscal year ended December 31, 2009, as compared to the same period in 2008.

Price increase of our products was primarily attributable to the continuing shortage in supply of the plasma-based products. We were able to adjust our production plan to take advantage of the limited market supply of plasma resources to realize higher profit margins. The plasma-based industry has been immune from the impact of the ongoing global financial crisis as the demand for our products has out-paced supply.

Cost of Revenues. Our cost of sales increased $18,581,306, or 132.3%, to $32,621,908 for the year ended December 31, 2009, from $14,040,602 during the same period in 2008. This increase was mainly due to the actual 130.8% increase in cost of revenues in addition to a 3.9% increase in foreign exchange translation. The increase in cost of revenues is primarily due to the consolidation of Dalin and the increase in cost of raw material in connection with the expansion of our donor base during 2009. The raw material cost as a percentage of total cost of revenues is 83% in 2009, as compared to the 76% in 2008. Cost of revenues as a percentage of sales was 27.4% for the fiscal year ended December 31, 2009, as compared to 30.0% during the same period in 2008. The decrease in cost of revenue as a percentage of sales is primarily due to the favorable selling price increase, as well as the change in product mix.

Gross Profit. The gross profit increased by $53,665,689, or 164.1%, to $86,376,247 for the fiscal year ended December 31, 2009 from $32,710,558 for the same period in 2008. The increase in our gross profit is due primarily to the consolidation of Dalin. As a percentage of sales revenue, our gross profit increased by 2.6% to 72.6% for the fiscal year ended December 31, 2009, from 70.0% for the same period in 2008. The increase in gross profit as a percentage of sales is due to the prices increase in our products outpaced the increase in raw material cost.

Operating Expenses. Our total operating expenses increased by $12,624,268, or 102.0%, to $24,999,055 for the fiscal year ended December 31, 2009, from $12,374,787 for the same period in 2008. As a percentage of sales revenue, total expenses decreased by 5.5% to 21.0% for the fiscal year ended December 31, 2009 from 26.5% for the same period in 2008. The increase was primarily attributable to the 59.5%, 120.17% and 42.5% increase in our selling expenses, general and administrative expenses and R&D expenses, respectively, during the 2009 period as a result of the consolidation of Dalin, which was offset by the $1.3 million decrease in compensation expense.

     Selling Expenses. For the fiscal year ended December 31, 2009, our selling expenses increased to $3,529,242, from $2,212,073 for the fiscal year ended December 31, 2008, an increase of $1,317,169, or 59.5% . As a percentage of sales, our selling expenses for the fiscal year ended December 31, 2009 decreased by 1.7%, to 3.0%, from 4.7% for the fiscal year ended December 31, 2008. The amount increase in selling expenses is due primarily to our consolidation of Dalin’s selling activities, as well as more efforts spent on broadening new direct hospital customers, building sales force in Qianfeng and expanding into new sales territories.

     General and Administrative Expenses. For the fiscal year ended December 31, 2009, our general and administrative expenses increased to $19,807,123, from $8,996,220 for the fiscal year ended December 31, 2008, a $10,810,903, or 120.17% increase. General and administrative expenses as a percentage of sales decreased by 2.6% to 16.6% for fiscal year 2009 from 19.2% for the fiscal year 2008. The dollar increase was mainly due to an increase in our administrative salary and employee benefit costs and extra depreciation and amortization expenses in connection with our acquisition of Dalin resulting from fair value adjustments, as well as additional professional service charge related to the acquisition of Dalin. Non-cash employee compensation for the year ended December 31, 2009 decreased to $62,281, from $1,311,727 for the same period in 2008, primarily as a result of grants to employees, consultants and directors made under our 2008 Equity Incentive Plan during our third quarter of 2008.

The $62,281 compensation expense, which was included in the General and Administrative Expenses, represents the amortization of the compensation expense related to the grant of options to the independent directors.

     Research and Development Expenses. For the fiscal years ended December 31, 2009 and 2008, our research and development expenses were $1,662,690 and $1,166,494, respectively, an increase of $496,196 or 42.5% . As a percentage of revenues, our research and development expenses for the fiscal year ended December 31, 2009 and 2008 were 1.4% and 2.5%, respectively. The amount increase was primarily due to the cost of research activities and the clinical trial on our new products during the period.

Change in Fair Value of Derivative Liabilities. Prior to January 1, 2009, the warrants issued in 2006 were accounted for as equity instruments. Because the strike price of the warrants is denominated in USD and the Company’s functional currency is the RMB, the warrants are now classified as a derivative liability carried at fair value, with periodic changes in the fair value charged or credited to income each period. Similarly, the embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants that were issued in June 2009 are classified as derivative liabilities carried at fair value. For the year ended December 31, 2009 and 2008, the Company recognized a loss on the change in the fair value of derivative liabilities of $29,626,189 and $0, respectively. The recognized loss on the change in the fair value is mainly due to the Company’s stock price increase from $2.00 to $12.08 as of December 31, 2008 and December 31, 2009, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

Interest Expense (income), net. Our net interest expense increased $3,556,752 to $3,930,249 for the year ended December 31, 2009, from interest expense of $373,497 for the same period in 2008. The increase in interest expense is primarily due to the financing related to the acquisition of Dalin, as well as the interest accrued for Qianfeng’s strategic investors as described in legal proceedings above.

Income Tax Expense. Our provision for income taxes increased $5,916,497, or 128.7%, to $10,513,100 for the year ended December 31, 2009, from $4,596,603 for the same period in 2008. Our effective tax rate for the year ended December 31, 2009 was 37.4%, and our 2008 effective tax rate was 23.1% . The increase in effective tax rate is due to the increase in $29.6 million expenses that are not PRC tax deductible.

Net Income before Noncontrolling Interest. Our net income before minority interest increased $2,323,874, or 15.2%, to $17,613,386 for the year ended December 31, 2009, from $15,289,512 for the same period in 2008. Income before noncontrolling interest as a percentage of revenues was 14.8% and 32.7% for the year ended December 31, 2009 and 2008, respectively. The decrease is due directly to non-cash change in fair value of warrant liabilities charge of $29,626,189.

Liquidity and Capital Resources

Cash Flow and Working Capital

As of December 31, 2009, we had cash and cash equivalents of $53,843,951, primarily consisting of cash on hand and demand deposits. To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. With the bank credit facilities that are available to us and other financing activities, we expect that cash on hand, funds generated from our operations and funds generated from companies that we may acquire in the future will be sufficient to satisfy our current and future commitments for at least the next twelve months. We do not believe that we have any significant short term liquidity problems.

The following table sets forth a summary of our cash flows for the periods indicated:

China Biologic and Subsidiaries
Fiscal Years Ended December 31
(audited)

	2009	2008
Net Cash provided by Operating activities	$50,300,987	$20,020,039
Net Cash used in Investing activities	(6,860,454)	(21,666,504)
Net Cash provided by Financing activities	1,564,925	4,785,780
Effects of Exchange Rate Change in Cash	23,877	665,268
Net Increase in Cash and Cash Equivalents	45,029,335	3,804,583
Cash and Cash Equivalent at Beginning of the Year	8,814,616	5,010,033
Cash and Cash Equivalent at End of the Year	53,843,951	8,814,616

Operating activities

Net cash provided by operating activities was $50 million for the fiscal year ended December 31, 2009, as compared to $20.0 million net cash provided by operating activities for the same period in 2008. The increase in net cash provided by operating activities was mainly due the increase in operating income of $41,041,421 to $61,377,192 for the fiscal year ended December 31, 2009, as compared to $20,335,771 in fiscal year 2008, as well as the increases in other payables and accrued liabilities, taxes payable, accrued interest and non-cash activities. For the fiscal year ended December 31, 2009, net income attributable to non-controlling interest of $16,348,489, warrants and derivative mark-to-market charges of $29,626,189 and other non-cash activities of $5,869,368 brought the operating income to a net income of $1,264,897. Increase in customer deposits provided $274,768 in net cash. The increase in accrued interest expense-holder of noncontrolling interest, tax payable and other payables and accrued liabilities provided $2,068,526, 3,809,437 and 7,058,773, respectively, in net cash, which was offset by an increase in inventory of $12,456,975.

Investing activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment and intangibles, and advances on non-current assets. We also made investment payment of $10,373,854 for the acquisition in Dalin and remitted our remaining investment payable balance of $3,225,420 in related to the acquisition in Huitian. Net cash used for investing activities for the fiscal year ended December 31, 2009 was $6.9 million, as compared to $21.7 million in the same period of 2008. The cash used for acquiring additional plant and equipment and intangible assets and advance on non-current assets was $6,803,317 offset by the refunds of $1,174,346 from the local finance department of Sansui County, Qiandongnan, for the advance deposits that we previously made of acquiring the Sansui Plasma Collection Stations. Cash used for the payment of the Dalin acquisition were offset by the acquisition of Dalin's existing cash of $11,946,933.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2009 totaled $1.6 million as compared to $4.8 million used in financing activities in the same period of 2008. The increase of the cash provided by financing activities was mainly attributable to the net proceeds of $8,967,516 from issuance of convertible notes of $9,554,140 ($2,054,140 of which were converted into 513,535 shares of common stock as of the date of this report), proceeds from warrants exercised of $3,649,770 and bank loans of $13,517,442, which was offset by shareholder loan repayments of $2,841,302, a non-controlling shareholder dividend payment of $2,969,372 and a short term bank loan payment of $18,355,572.

Management believes that the Company has sufficient cash on hand and continuing positive cash inflow, from the sale of its plasma-based products in the PRC market. Our management expects continued growth in revenues throughout the term of the convertible notes, largely due to the ongoing limited supply of plasma-based products in the PRC market due to the introduction of more stringent health and safety measures which we already meet. In light of the foregoing, we believe that the Company will have the financial ability to fulfill its payment obligations under the convertible notes when they come due.

Loan Facilities

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

On May 31, 2009, Taibang entered into two unsecured short term loan agreements, for the amount of RMB20,000,000 (approximately $2,980,000) each, with the Taishan sub-branch of the Communication Bank of China to replace the RMB 40,000,000 (approximately $5,860,000) long term loan originally dated October 28, 2008. Pursuant to the agreements, these loans are for the working capital purpose and mature on June 1, 2010. Both loans bear a fixed interest rate of 5.4% with the interest payable quarterly. In August and November 2009, with the consent from the bank, the company further reduced the loan by RMB 10 (approximately $1,467,000) and RMB 20 million (approximately $2,934,000). As of December 31, 2009, the loan has an outstanding balance of RMB 10 million (approximately $1,467,000).

Obligations under Material Contracts

On September 26, 2008, Logic Express entered into an equity transfer agreement with Dalin, and Fan Shaowen, Chen Aimin, Chen Aiguo and Yang Gang, the shareholders of Dalin, relating to the purchase of an aggregate 90% equity interest in Dalin, for a total purchase price of RMB194,400,000 (approximately, $28,479,600), due in four installments. The parties agreed that (i) if Logic will have paid 90% of the purchase price (or RMB 174,960,000) on or before April 7, 2009, then Logic will be entitled to its share of Dalin's portion of the profit generated by Qianfeng starting from January 1, 2009, and (ii) if Logic fails to pay the said amount, the profit generated by Qianfeng from January 1, 2009 until the day of payment of said amount will be shared by Party A and Party B (i.e., Logic will be entitled to its share of Dalin's portion of the profit generated by Qianfeng calculated according to the proportion of the purchase price paid by it, and Party A will be entitled to the rest of Dalin's portion of the profit generated by Qianfeng). We timely initiated the third installment payment to achieve 90% of the purchase price on April 7, 2009, in accordance with the instructions provided by the Dalin shareholders, however, due to erroneous account information provided by the selling shareholders, RMB3,865,400 (approximately, $566,281) in funds were initially withheld by the bank, which was subsequently corrected and paid on April 8, 2009. In addition, the proper account information for the payment of RMB4,500,000 (approximately, $657,425) was not provided to the Company until April 14, 2009, upon receipt of which the funds were immediately delivered. Because the error resulted from an omission on the part of the selling shareholders themselves, we were deemed by the parties to have still fulfilled its obligations under the agreement. As of January 1, 2009, Logic Holdings became entitled to all the rights and privileges of a 90% shareholder in Dalin, including the right to receive its pro rata share of the profits generated by Dalin's 54% majority-owned operating subsidiary, Qianfeng, subject to a possible dilution to as low as 41.3%, if certain strategic investors’ purchase of Qianfeng’s equity in May 2007 is found to be valid. However, we did not exercise any control over Qianfeng until January 16, 2009, when our four nominees were elected to Qianfeng’s seven-member board of directors in a special meeting of Qianfeng’s board of directors on that date, and our management took control of Qianfeng’s operations as of the same date. We are obligated to pay the fourth and final installment, representing the remaining 10% of the purchase price, on or before April 9, 2010, the one-year anniversary of the local Administration for Industry and Commerce's approval of the equity transfer.

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

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted FASB's accounting standard related to fair value measurements and began recording financial assets and liabilities subject to recurring fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. These fair value principles prioritize valuation inputs across three broad levels. The Company considers the carrying amount of cash, receivables, payables including accrued liabilities and short term loans to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated rates of interest are equivalent to interest rates currently available. The fair values are measured pursuant to the three levels defined by the FASB's accounting standard as follow:

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

Revenue Recognition

We recognize revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which are generally considered to be met upon delivery and acceptance of products at the customer site. Sales are presented net of any discounts given to customers. As a policy, we do not accept any product returns and based on our records, product returns, if any, are immaterial. Sales revenue represents the invoiced value of goods, net of a value-added tax, or VAT. All products produced by us and sold in the PRC are subject to a Chinese VAT at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government. Products distributed by Taibang Medical are subjected to a 17% VAT.

Inventories

Due to its unique nature, our principal raw material, human blood plasma is subject to various quality and safety control issues which include, but are not limited to, contaminations and blood born diseases. In addition, limitations of current technology pose biological hazards inherent in plasma that have yet to be discovered, which could result in a widespread epidemic due to blood infusion. In the event that human plasma is discovered to contain pathogens or infectious agents or other bio-hazards, we would be required to write down our inventory to net realizable value. We determine the net realizable value of our inventories on the basis of anticipated sales proceeds less estimated selling expenses. At each balance sheet date, we evaluate inventories that may be worth less than current carrying amounts. Total inventories amounted to $35.1 million as of December 31, 2009. In order to ensure that the growing demand for our products is met, as well as the 90-day quarantine period requirement on plasma raw material implemented by the PRC government, we have been gradually increasing our inventory level of raw materials. We strictly follow the production processes required by government regulations resulting in the relatively high level of work-in-progress customary to our industry.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we review our estimates and assumptions, including those related to the recoverability of the carrying amount and the estimated useful lives of long-lived assets, valuation allowances for accounts receivable and realizable values for inventories. Changes in facts and circumstances may result in revised estimates.

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

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted FASB's accounting standard related to business combination which required acquisition method of accounting to be used for all business combinations and for an acquirer to be identified for each business combination. This accounting standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the standard)

Effective January 1, 2009, the Company adopted FASB's accounting standard regarding non-controlling interest in consolidated financial statements. Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of non-controlling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity. Further, as a result of adoption this accounting standard, net income attributable to non-controlling interests is now excluded from the determination of consolidated net income. In addition, foreign currency translation adjustment is allocated between controlling and non-controlling interests.

In January 2009, the Financial Accounting Standards Board issued an accounting standard which amended the impairment model by removing its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder's estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether another-than-temporary impairment has occurred. The adoption of this accounting standard did not have a material impact on the Company's consolidated financial statements.

In April 2009, the Financial Accounting Standards Board issued an accounting standard that makes the other-than-temporary impairments guidance more operational and improves the presentation of other-than-temporary impairments in the financial statements. This standard replaced the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The Company adopted this accounting standard, but it did not have a material impact on its consolidated financial statements.

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

In June 2009, the Financial Accounting Standards Board issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity's continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company does not expect this standard to have a material effect on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company's involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company's financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company does not expect this standard to have a material effect on its consolidated financial statements.

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

In August 2009, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In October 2009, the Financial Accounting Standards Board issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Chao Ming Zhao, and our Chief Financial Officer, Mr. Y. Tristan Kuo, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on our assessment, Mr. Zhao and Mr. Kuo determined that, as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2009 due to the material weakness described below under Management’s Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2009, because of the material weaknesses in our internal control over financial reporting described below.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2009, the management concluded that, after adding two qualified accountants, the Company still needs to increase its qualified accounting personnel and enhances the supervision, monitoring and reviewing of financial statements preparation processes. The Company has already taken measures to remediate these material weaknesses by seeking an additional financial reporting and accounting staff member with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with of U.S. GAAP and financial reporting disclosure requirements under SEC rules. In addition, The Company is working closely with its outside consultant in reinforcing the rigorous process for collecting and reviewing information required for the preparation of the financial statements including footnotes.

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

Changes in Internal Controls over Financial Reporting.

Except for the addition of qualified accountants and enhancing internal control procedures, during the fiscal year ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Siu Ling Chan	47	Chairwoman of the Board
Chao Ming Zhao	38	Chief Executive Officer and President
Yu-Yun Tristan Kuo	55	Chief Financial Officer
Lin Ling Li	47	Director
Sean Shao	53	Director
Xiangmin Cui	41	Director
Tong Jun Lin	48	Director

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

Chao Ming Zhao. Mr. Zhao has been our Chief Executive Officer since June 1, 2008. Mr. Zhao was our Chief Financial Officer from November 2006 to until his appointment as our Chief Executive Officer, and has been the Chief Financial Officer of our operating subsidiary, Shandong Taibang since September 2003. From February 2002 to June 2003, Mr. Zhao was the financial manager at EF English First (Fuzhou) School, where he was responsible for managing the school's accounting and its internal control. He was a manager and auditor at Fujian (CFC) Group from July 1996 to January 2002, and was in charge of internal audit. Mr. Zhao is a certified accountant in the PRC and is an international registered internal auditor. Mr. Zhao obtained his Bachelor's degree in Investment Economy Management from Fuzhou University in 1996 and received his MBA from the Chinese University of Hong Kong in 2006.

Yu-Yun Tristan Kuo. Mr. Kuo has been our Chief Financial Officer since June 1, 2008 and has served as the Vice President-Finance of the Company since September 2007. Mr. Kuo has more than 28 years of experience in accounting, financing and information system for companies in the manufacturing, commodity trading and banking industries and has served in the capacity of CFO, CIO and Controller. Of these 27 years, Mr. Kuo has worked in the United States for 25 years and in Asia for 3 years. Prior to joining our company, Mr. Kuo worked for the Noble Group in Hong Kong as the Senior Business Analysis Manager from February through August 2007. Prior to that, Mr. Kuo served as the CFO of Cuisine Solution, Inc., a publicly traded company in Alexandria, Virginia, from December 2002 to January 2007. Mr. Kuo also served as the Vice President of Information System for Zinc Corporation of America in Monaca, Pennsylvania from 2001 and 2002 and as Chief Information Officer and Controller of Wise Metals Group in Baltimore, Maryland, the largest independent aluminum sheet producer in the U.S., from 1991 to 2001. Mr. Kuo obtained his Master's degree in Accounting from the Ohio State University and Bachelors degree in Economics from Soochow University in Taipei.

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

Sean Shao. Mr. Shao has been a member of our board of directors since July 24, 2008. He currently serves as an independent director for China Recycling Energy Corporation as the Chairman of Audit Committee, an energy recycling system design company listed on the NASDAQ, since November 2009; Yongye International, Inc. as the Chairman of Audit Committee, a Chinese agricultural company listed on the NASDAQ, since April 2009; Agria Corporation as the Chairman of Compensation Committee, a Chinese agricultural company listed on the NYSE, since November 2008; China Nuokang Bio-Pharmaceutical, Inc. as the Chairman of Audit Committee, a biopharmaceutical company listed on the NASDAQ, since September 2008 and; China Biologic Products, Inc. as the Chairman of Audit Committee, a plasma-based biopharmaceutical company listed on the NASDAQ, since July 2008. In addition, Sean served as Chairman of Audit Committee of China Public Security Technology, Inc. from April 2008 to October 2009. Mr. Shao had served as the Chief Financial Officer of Trina Solar Limited from August 2006 to June 2008, where he assisted Trina Solar Limited in listing on the NYSE in December 2006. Mr. Shao was the chief financial officer of ChinaEdu Corporation, a Chinese educational service provider, from September 2005 to August 2006. Mr. Shao was the chief financial officer of Watchdata Technologies Ltd., a Chinese security software company, from August 2004 to September 2005. He was previously with Deloitte Touche Tohmatsu Beijing from October 1998 to July 2004 and Deloitte & Touche Toronto from December 1994 to November 1997. Mr. Shao received his master’s degree in health care administration from the University of California at Los Angeles in 1988 and his bachelor’s degree in art from East China Normal University in 1982. Mr. Shao is a member of American Institute of Certified Public Accountants.

Dr. Tong Jun Lin. Dr. Lin has been a member of our board of directors since July 24, 2008. He is a Professor in the Departments of Microbiology and Immunology and Pediatrics, Dalhousie University and has focused his research in immune response to microbial pathogens. Dr. Lin received his PhD degrees (1990) from the Chinese Academy of Medical Sciences, and his post-doctoral training at the University of Alberta (1993-1997), Duke University (1997-1998) and Dalhousie University (1998-2000). He has published extensively in leading scientific journals and has served on the Editorial Advisory Board of the journal of Inflammation and Allergy – Drug Targets. He has received continuous funding from Canadian Institutes of Health Research and other national granting agencies. Dr. Lin is a Scholar of Canadian Institutes of Health Research, a recipient of the Award of Excellence in Medical Research from Dalhousie University (2004), and a recipient of an Investigator Award from Canadian Society for Immunology (2007).

Dr. Xiangmin Cui. Dr. Cui, aged 41, joined our board in February 2010. Dr. Cui is  a Principal at Bay City Capital LLC ("Bay City"), a venture capital firm managing approximately $1.5 billion of capital invested across various healthcare sectors. Prior to joining Bay City in 2006, Dr. Cui was Director of Strategic Investment Planning for Southern Research Institute, an organization that discovered and developed six anti-cancer drugs that have been approved by the U.S. Food and Drug Administration. Prior to that, Dr. Cui co-founded Pan Pacific Pharmaceuticals, a U.S. biotech company, and Hucon Biopharmaceuticals, a PRC pharmaceutical company. He served as the Chief Scientific Officer and Executive Vice President of Pan Pacific Pharmaceuticals from 1998 to 2002 and Chief Executive Officer and President of Hucon Biopharmaceuticals 2003 to 2005, respectively. In these positions, he led the efforts to evaluate and acquire several key technologies in the fields of oncology, infectious and inflammatory diseases. Dr. Cui was also a co-founder of CNetwork, a San Francisco based non-profit organization dedicated to serving Chinese communities in North America. He received his Ph.D. in Cancer Biology from Stanford University, and his B.S. in Molecular Biology from Peking University.

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

Directors are elected until their successors are duly elected and qualified.

Significant Employees

The following sets forth the name and position of each of our current significant employees.

NAME	AGE	POSITION
Tung Lam	50	Chief Executive Officer of Shandong Taibang
Yiwu Vincent Xie	40	Chief Technology Officer

Tung Lam. Mr. Lam has been the Chief Executive Officer of our operating subsidiary, Shandong Taibang, since October 2003, and is responsible for the entire operation. Prior to joining the Company, Mr. Lam served, from November 1999 to August 2003, as the vice president of Fujian Province Fei Yue Group, where he was in charge of management investment.

Dr. Yiwu Xie. Dr Xie has been our Chief Technology Officer since December 2009. He served from 2007 to 2009 as the general manager of R&D at New a-Ikor, a Hong Kong-based biopharmaceutical company, and from 2002 to 2007, as the director of R&D at Advantek Serum Laboratories.

Board Composition and Committees

Our Board is currently composed of five members, three of whom are “independent” directors, as that term is defined in Rule 5605(a)(2) of the Listing Rules of The Nasdaq Stock Market, Inc., or the NASDAQ Listing Rules. All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Our directors have a duty of to act in good faith with a view to our interests. In fulfilling their duty of care to us, our directors must ensure compliance with our Certificate of Incorporation. Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present. During 2009, our board met 9 times and except for two, who missed one meeting, no director missed more than 25% of the meetings of the board or any committee on which he or she sat.

Our Board currently has three standing committees which, pursuant to delegated authority, perform various duties on behalf of and report to the Board: the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. Each of these Committees is comprised entirely of independent directors. From time to time, the Board may establish other committees. Each of the Compensation Committee and Corporate Governance and Nominating Committee were formed on August 7, 2008 and the Audit Committee was formed on July 24, 2008. During the fiscal year ended December 31, 2009, the audit committees met 4 times. Copies of the charters for each of our standing committees may be obtained from our website at http://www.chinabiologic.com.

Compensation Committee

Our compensation committee was formed on August 7, 2008 and consists of Mr. Tong Jun Lin, Mr. Xiangmin Cui, and Mr. Sean Shao, each of whom is “independent” as that term is defined under the NASDAQ Listing Rules. Our compensation committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated.

The Compensation Committee and the new Compensation Committee Charter is available on the Company website at www.chinabiologic.com. The compensation committee is responsible for, among other things:

  approving and overseeing the compensation package for our executive officers;
  reviewing and making recommendations to the Board with respect to the compensation of our directors;
  reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation; and
  reviewing periodically and making recommendations to the Board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

The Compensation Committee has sole authority to retain and terminate outside counsel, compensation consultants retained to assist the Compensation Committee in determining the compensation of the Chief Executive Officer or senior executive officers, or other experts or consultants, as it deems appropriate, including sole authority to approve the firms' fees and other retention terms. The Compensation Committee may also form and delegate authority to subcommittees and may delegate authority to one or more designated members of the Compensation Committee. The Compensation Committee may from time to time seek recommendations from the executive officers of the Company regarding matters under the purview of the Compensation Committee, though the authority to act on such recommendations rests solely with the Compensation Committee.

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee consists of Mr. Tong Jun Lin, Mr. Xiangmin Cui, and Mr. Sean Shao, each of whom is “independent” as that term is defined in the NASDAQ Listing Rules. The corporate governance and nominating committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. Dr. Lin serves as Chair of the corporate governance and nominating committee.

The corporate governance and nominating committee is responsible for, among other things:

  identifying and recommending to the Board nominees for election or re-election to the board, or for appointment to fill any vacancy;
  reviewing annually with the Board the current composition of the Board in light of the characteristics of independence, age, skills, experience and availability of service to us;
  identifying and recommending to the Board the directors to serve as members of the Board's committees; and
  monitoring compliance with our code of business conduct and ethics.

Family Relationships

Ms. Siu Ling Chan is the wife of Mr. Tung Lam. There are no other family relationships among any of our officers and directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Transactions with Related Persons, Promoters and Certain Control Persons; Corporate Governance,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2009, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors established an audit committee on July 24, 2008 and appointed Mr. Sean Shao, Dr. Xiangmin Cui, and Dr. Tong Jun Lin to serve as members of the committee, each of whom our board determined to be “independent” as that term is defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc. Mr. Shao was appointed as the Chair of the audit committee.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table – 2009 and 2008

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chao Ming Zhao, CEO and former CFO (1)	2009	$184,046	$43,803	-	-	-	-	-	$227,849
	2008	$148,208	$34,377	-	$154,954	-	-	-	$337,539
Yu-Yun Tristan Kuo, CFO(2)	2009	$227,095	$37,996	-	-	-	-	$9,229	$274,320
	2008	$179,805	$20,582	-	$101,055	-	-	-	$301,442

(1)

Chao Ming Zhao has served as our CEO since June 1, 2008 and has also served as the Chief Financial Officer of our subsidiary Shandong Taibang since September 2003. He served as our CFO from November 2006 until June 1, 2008. The option awards in 2008 represents options granted to Mr. Zhao, in accordance with his employment agreement with the Company, to purchase 115,000 shares in May, 2008 as described in the section “Option” of footnote 15 in the accompanying financial statements.

(2)

Yu-Yun Tristan Kuo has served as our Chief Financial Officer since June 1, 2008 and has served as the Vice President- Finance of Shandong Taibang since September 2007. The option awards in 2008 represents options granted to Mr. Kuo, in accordance with his employment agreement with the Company, to purchase 75,000 shares in May, 2008 as described in the section “Option” of footnote 15 in the accompanying financial statements. On January 7, 2010, our board of directors granted Mr. Kuo options to purchase 50,000 shares of our common stock under the 2008 Plan, in accordance with his employment agreement with the Company.

Summary of Employment Agreements and Material Terms

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

Pursuant to the terms of Mr. Yu-Yun Tristan Kuo’s employment agreement, dated May 9, 2008, we agreed to pay Mr. Kuo an annual salary of RMB1,320,000 (approximately $188,900), as consideration for performance of his duties as Chief Financial Officer. We also agreed to pay Mr. Kuo an annual bonus equal to one month’s salary and Mr. Kuo may be eligible to receive additional bonus compensation as may be awarded by our board of directors at their sole discretion. We also agreed to grant to Mr. Kuo a ten-year nonstatutory stock option under the 2008 Plan, for the purchase of 75,000 shares of our common stock, at an exercise price of $4.00 per share. The stock option immediately vested. In addition, we agreed to pay Mr. Kuo, within a month of the completion of a private placement financing by the Company, a cash bonus equal to one percent of the gross proceeds raised via such financing, or at the sole discretion of Mr. Kuo, the number of shares of our common stock equivalent to such cash amount; provided however, that if the Company does not complete the first PIPE financing before December 31, 2008, Mr. Kuo will not be entitled to any Cash bonus upon the Company’s completion of its first PIPE financing following December 31, 2008 (but will be eligible to receive the cash bonus upon completion by the Company of subsequent PIPE financing as long as he remains employed by the Company on the date of closing of such subsequent PIPE financing). In June 2009, the Company completed a private placement financing of $9,554,140 but there is no cash bonus paid out to Mr. Kuo since this first PIPE financing was completed after December 31, 2008. Furthermore, we were obligated to grant Mr. Kuo, within a month of our listing on NASDAQ, NYSE or AMEX, an option to purchase 50,000 shares of our common stock pursuant to the 2008 Plan immediately vested and exercisable at the fair market value of the shares on the grant date. On January 7, 2010, our board of directors granted Mr. Kuo options to purchase 50,000 shares of our common stock under the 2008 Plan. The options have a ten-year term and are exercisable at an exercise price of $12.60, which was the fair market value of our common stock on the date of the grant.

Outstanding Equity Awards at Fiscal Year End

Other than as set forth below, none of our executive officers received unexercised options, stock that has not vested or equity incentive plan awards that remained outstanding as of the end of the fiscal year ended December 31, 2009.

Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Chao Ming Zhao	115,000	-	-	4.00	6/1/2018	-	-	-	-
Yu-Yun Tristan Kuo	75,000	-	-	4.00	6/1/2018	-	-	-	-

We use the Black-Scholes option pricing model to measure the fair value of stock options, granted in 2009. The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of our stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Compensation of Directors

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ending December 31, 2009:

	Fees				Nonqualified
	earned			Non-Equity	Deferred
	or paid	Stock	Option	Incentive Plan	Compensation	All Other
	In cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Siu Ling Chan	130,585		-	-			130,585
Lin Ling Li	130,585						130,585
Sean Shao	24,000						24,000
Jie Gan	18,000						18,000
Tong Jun Lin	18,000						18,000

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

On February 4, 2010, we entered into an independent director agreement with Dr. Xiangmin Cui, who was appointed by our board of directors, to fill the vacancy left by Dr. Gan’s departure. Under the terms of the independent director agreement, we agreed to pay each an annual salary of $18,000 as compensation for the services to be provided by him as independent director. In addition, we granted to Dr. Cui an option to purchase 20,000 shares of our common stock, with an exercise price of $10.66, the fair market value of the Company’s common stock as of the grant date. 10,000 shares will be vested on August 4, 2010 and the remaining 10,000 shares will be vested on February 4, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 19, 2010, (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Biologic Products, Inc., No. 14 East Hushan Road, Tai'an City, Shandong, People's Republic of China 271000.

Name & Address of Beneficial Owner	Office, If Any	Title of Class Officers and Directors	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Siu Ling Chan	Chairwoman of the Board	Common stock $.0001 par value	6,912,624(3)	29.4%
Chao Ming Zhao	Chief Executive Officer	Common stock $.0001 par value	1,136,787(4)	4.8%
Yu-Yun Tristan Kuo	Chief Financial Officer	Common stock $.0001 par value	125,000(5)	0.5%
Lin Ling Li	Director	Common stock $.0001 par value	6,912,624(3)	29.4%
Sean Shao	Director	Common stock $.0001 par value	20,000(6)	0.1%
Xiangmin Cui	Director	Common stock $.0001 par value	20,000(6)	0.1%
Tong Jun Lin	Director	Common stock $.0001 par value	20,000(6)	0.1%
All officers and directors as a group (7 persons named above)		Common stock $.0001 par value	15,147,035	63.9%
5% Securities Holders
Siu Ling Chan	Chairwoman of the Board	Common stock $.0001 par value	6,912,624(3)	29.4%
Lin Ling Li	Director	Common stock $.0001 par value	6,912,624(3)	29.4%
IDG-Accel China Growth Fund II LP. (7)	-	Common stock $.0001 par value	1,797,367	7.6%
Patrick J. McGoven(8)	-	Common stock $.0001 par value	1,944,360	8.3%
Quan Zhou(8)	-	Common stock $.0001 par value	1,944,360	8.3%
Essence International Investment LTD(9)	-	Common stock $.0001 par value	2,812,500	12.0%
Lixin Tian (9)	-	Common stock $.0001 par value	2,812,500	12.0%

________________
*Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

As of November 25, 2009, a total of 22,707,942 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any securities that are exercisable or convertible within 60 days have been included in the denominator.

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

(6)

Represents shares underlying an option to purchase 20,000 shares of our common stock, with an exercise price of $4.00 per share, of which 10,000 shares vested on January 25, 2009 and the remaining 10,000 shares vested on July 25, 2009.

(7)

Patrick J. McGoven and Quan Zhou are directors and executive officers of IDG-Accel China Growth Fund GP II Associates Ltd., which is the ultimate general partner of IDG-Accel China Growth Fund II LP. By virtue of acting together to direct the management and operations of the general partner of IDG-Accel China Growth Fund II LP., Patrick J. McGoven and Quan Zhou may be deemed to have shared voting and dispositive power with respect to the securities of the Company held by IDG- Accel China Growth Fund II LP. Each of Patrick J. McGoven and Quan Zhou disclaims beneficial ownership of the securities of the Company held by IDG-Accel China Growth Fund II LP.

(8)

Represents our securities held by IDG-Accel China Growth Fund II LP. disclosed in the preceding note, as well as, 146,993 shares of common stock, held by IDG-Accel China Investors II L. P. Patrick J. McGoven and Quan Zhou are directors and executive officers of IDG-Accel China Growth Fund GP II Associates Ltd., which is the general partner of IDG-Accel China Investors II L.P. By virtue of acting together to direct the management and operations of the general partner of IDG-Accel China Investors II L.P., Patrick J. McGoven and Quan Zhou may be deemed to have shared voting and dispositive power with respect to the securities of the Company held by IDG -Accel China Investors II L.P. Each of Patrick J. McGoven and Quan Zhou disclaims beneficial ownership of the securities of the Company held by IDG-Accel China Investors II L. P.

(9)

Consists of (i) 1,875,000 shares of our common stock issuable upon conversion of our 3.8% convertible notes issued in the 2009 financing; and (ii) 937,500 shares of common stock issuable upon the exercise of three-year warrants to purchase common stock at an exercise price of $4.80 per share. The General Partner of Essence International Investment LTD is DT Capital Management Limited which is controlled by Lixin Tian.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Securities Authorized for Issuances under Equity Compensation Plans

The following table includes the information as of the end of 2009 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	910,000	$4.00	4,002,500
Total	910,000		4,002,500

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The following includes a summary of transactions since the beginning of the 2009 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved that exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11. “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  In 2007, the Company also prepaid $516,456 to the same minority shareholder of one of the plasma companies. The prepayment is for the purpose of acquiring certain assets. Assets are expected to be received by January 2009. However, as of December 31, 2008, the Company determined that the likelihood of recovering these advances and prepayment is minimal, due to the minority shareholder’s ability to secure the title of the assets and the personal financial difficulty as a result of the economic downturn, and made a provision for both amounts as bad debt expense as of December 31, 2008. The Company is currently negotiating with the shareholder in attempt to recover the funds.

  On January 13, 2010, the 17.26% minority shareholder of Shandong Taibang, Shandong Institute, forty two (42) employees of the Company seconded from Shandong Institute purchased 52.3% and 27.7%, respectively, of the equity interest in one of the Company’s existing suppliers and agents, Shandong Jinxiang Medical Device Company, or Jinxiang, from its owners. Since November 2003, Jinxiang has been one of the Company’s suppliers for chemicals and diagnostic reagents that are used in the fractionation process. Purchases from Jinxiang accounted for 1.0%, or RMB 679,127 (approximately $99,567), of the Company’s total purchases from suppliers in 2009. Jinxiang also acts as a commissioned agent for the Company’s products. During 2009, Shandong Taibang sold to or through Jinxiang RMB 1,292,800 (approximately $189,537) in products, representing less than 0.2% of the Company’s net sales, and Jinxiang was entitled to commission totaling RMB 117,312 (approximately $17,199).

  Qianfeng provides processing services for Guizhou Eakan, one of the Qianfeng’s non-controlling shareholders. The total processing services income amounted to $705,018 for the year period ended December 31, 2009. As of December 31, 2009, Guizhou Eakan owes Qianfeng processing fees in an amount of $222,617. This balance has been paid in cash at the end of February 2010.

  On April 6, 2009, Logic Express entered into an equity transfer and entrustment agreement, or Entrustment Agreement, among Logic Express, Shandong Taibang, and the Shandong Institute of Biological Products, or the Shandong Institute, the holder of the noncontrolling interests in Shandong Taibang, pursuant to which, Logic Express agreed to permit Shandong Taibang and the Shandong Institute to participate in the indirect purchase of Qianfeng's equity interests. Under the terms of the Entrustment Agreement, Shandong Institute agreed to contribute 12.86% or $3,652,500 (RMB 25,000,000) of the Dalin purchase price. Logic express is obligated to repay to the Shandong Institute their investment amount on or before April 6th, 2010, along with their pro rata share, based on their percentage of the Dalin purchase price contributed, of any distribution on the indirect equity investment in Qianfeng payable to Logic Express during 2009. The accrued interest – holder of noncontrolling interest amounted to $2,068,526 represents the pro rata share of equity investment income pursuant of Entrustment Agreement for the year ended December 31, 2009.

  Qianfeng has payables to Guizhou Eakan Investing Corp. in the amount of approximately $2,122,772 (RMB14, 470,160). Guizhou Eakan Investing Corp. is one of the shareholders of Guizhou Eakan, one of the Qianfeng’s minority shareholders. The Company borrowed the amount for working capital purposes. The balance is due on demand in the form of cash.

  In 2007, Qianfeng received additional contributions from Guizhou Jie’an, a holder of non-controlling interest in Qianfeng, in the amount of approximately $963,796 (RMB 6,569,840) to maintain Jie’an ownership interest in the Company at 9%. However, due to legal dispute among Shareholders over Raising Additional Capital as stated in legal proceeding section, commitment and contingent liabilities, the money may be returned to Jie’an.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Each of Mr. Sean Shao, Dr. Xiangmin Cui, and Dr. Tong Jun Lin serves on our board as “independent directors,” as that term is defined by Rule 4200(a)(15) of the Marketplace Rules of The NASDAQ Stock Market, Inc.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP) for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
Audit Fees	$420,000	$360,000
Audit-Related Fees	$-	$-
Tax Fees	$17,000	$17,000
All Other Fees	$48,000	$7,000
TOTAL	$485,000	$384,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service performed by Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP) for our financial statements as of and for the year ended December 31, 2009.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit	Description
No.

2.1	Share Exchange Agreement between the Company, Logic Express Limited and the selling stockholders signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
3.2	Amended and Restated By-Laws, adopted on March 31, 2009
4.1	Securities Purchase Agreement between the Company, Logic Express Limited, Shandong Taibang Biological Products Co., Ltd., and the selling stockholders and investors signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 4.1 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.2	Registration Rights Agreement, between the Company and certain investors signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.3	Form of Stockholder Warrant to purchase Common Stock, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.3 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.4	Lane Warrant, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.4 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.5	Share Escrow Agreement, between the Company, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.5 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

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

4.16	Form of Registration Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Company on June 5, 2009).
4.17	Form of 3.8% Convertible Senior Secured Note due 2011(incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by the Company on June 5, 2009).
4.18	Form of Warrant (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by the Company on June 5, 2009)
10.1.	China Biologic Products, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on May 13, 2008)
10.2.	Form of Stock Option Award Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K, filed by the Company on May 13, 2008)

10.3.	Group Secondment Agreement, dated October 28, 2002, between Shandong Taibang Biological Products Co., Ltd. and the Shandong Institute (English Translation) (incorporated by reference to Exhibit 10.1 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.4.	Amended and Restated Joint Venture Agreement, between Logic Express Limited and the Shandong Institute, dated as of March 12, 2006 (English Translation) (incorporated by reference to Exhibit 10.2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
10.5.	Letter of Intent for Equity Transfer, between Logic Express Limited and the Shandong Institute, dated as of June 10, 2006 (English Translation) (incorporated by reference to Exhibit 10.3 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
10.6.	Raw Plasma Supply Agreement, between Shandong Taibang Biological Products Co., Ltd. and Qihe Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.4 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
10.7.	Raw Plasma Supply Agreement, between Shandong Taibang Biological Products Co., Ltd. and the Xiajin Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.5 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
10.8.	Raw Plasma Supply Agreement, between Shandong Taibang and the Zhangqiu Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.6 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
10.9.	Plasma Processing Agreement, between Shandong Taibang Biological Products Co., Ltd. and Qi He An Tai Plasma Collection Co., Ltd., dated as of January 2, 1007 (English Translation) (incorporated by reference to Exhibit 10.9 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.10.	Plasma Processing Agreement, between Shandong Taibang Biological Products Co., Ltd. and the Xia Jin An Tai Plasma Collection Co., Ltd., dated as of January 2, 2007 (English Translation) (incorporated by reference to Exhibit 10.10 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.11.	Plasma Processing Agreement, between Shandong Taibang Biological Products Co., Ltd. and the Zhang Qiu An Tai Plasma Collection Co., Ltd., dated as of January 2, 2007 (English Translation) (incorporated by reference to Exhibit 10.11 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.12.	Asset Purchase Agreement, between Zhang Qiu An Tai Plasma Collection Co., Ltd. and Zhang Qiu Plasma Collection Station, dated as of December 31, 2006 (English Translation) (incorporated by reference to Exhibit 10.12 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.13.	Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of April 24, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.14.	Asset Purchase Agreement, between Qi He An Tai Plasma Collection Co., Ltd. and Qi He County Plasma Collection Station, dated as of November 9, 2006 (English Translation) (incorporated by reference to Exhibit 10.14 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.15.	Asset Purchase Agreement, between Xia Jin An Tai Plasma Collection Co., Ltd. and Xia Jin County Plasma Collection Station, dated as of October 20, 2006 (English Translation) (incorporated by reference to Exhibit 10.15 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.16.	Asset Purchase Agreement, between Liao Cheng An Tai Plasma Collection Co., Ltd. and Yang Gu County Plasma Collection Station, dated as of November 3, 2006 (English Translation) (incorporated by reference to Exhibit 10.16 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

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

10.38.	Form of Director’s Employment Agreement of China Biologic (incorporated by reference to Exhibit 10.8 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
10.39.	Form of Independent Director Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on July 30, 2008)
10.40.	Form of Indemnity Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K, filed by the Company on July 30, 2008)
10.41	Form of Guarantee and Pledge Agreement, dated June 10, 2009 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on June 5, 2009).
10.42	Form of Indemnification Agreement, dated June 10, 2009 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company on June 5, 2009).
14	Code of Ethics (incorporated by reference to Exhibit 14 of the annual report on Form 10-KSB, filed by the Company on March 28, 2008)
21*	Subsidiaries of China Biologic Products, Inc.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

CHINA BIOLOGIC PRODUCTS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Biologic Products, Inc.

We have audited the accompanying consolidated balance sheets of China Biologic Products, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and other comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2009. China Biologic Products, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Biologic Products, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, California
March 23, 2010

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

ASSETS
	December 31,	December 31,
	2009	2008

CURRENT ASSETS:
Cash and cash equivalents	$53,843,951	$8,814,616
Accounts receivable, net of allowance for doubtful accounts of $1,254,955 and $1,268,052 as of December 31, 2009 and 2008, respectively	1,767,076	313,087
Accounts receivable - related party	222,617	-
Dividend receivable	-	147,256
Other receivables	2,186,441	356,957
Inventories, net of allowance for obsolete of $519,333 and $0 as of December 31, 2009 and 2008, respectively	35,132,724	14,949,196
Prepayments and deferred expense	1,299,125	614,704
Deferred tax assets	1,053,771	-
Total current assets	95,505,705	25,195,816

PLANT AND EQUIPMENT, net	28,873,413	19,299,364

OTHER ASSETS:
Investment in unconsolidated affiliate	6,627,355	6,533,977
Refundable deposit for potential acquisition	-	14,181,800
Prepayments - non-current	3,223,960	955,874
Intangible assets, net	21,180,322	1,002,561
Goodwill	12,425,589	-
Total other assets	43,457,226	22,674,212

Total assets	$167,836,344	$67,169,392

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,701,843	$2,481,889
Notes payable	48,598	29,340
Short term loans - bank	4,474,350	-
Short term loans - holder of noncontrolling interest	3,652,500	773,277
Other payables and accrued liabilities	19,246,814	3,962,931
Other payable - related parties	3,086,940	-
Accrued interest - holder of noncontrolling interest	2,068,526	-
Distribution payable to holder of noncontrolling interest	587	3,252,354
Customer deposits	3,868,577	1,091,792
Taxes payable	8,774,079	4,060,010
Investment payable	2,195,365	3,275,501
Total current liabilities	51,118,179	18,927,094

OTHER LIABILITIES:
Other payable - land use right	323,687	325,390
Notes payable, net of discount of $8,464,380 as of December 31, 2009	89,760	-
Long term loan - bank, net of current maturities	-	5,868,000
Derivative liability - conversion option	19,960,145	-
Fair value of derivative instruments	12,701,262	-
Total other liabilities	33,074,854	6,193,390

Total liabilities	84,193,033	25,120,484

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 23,056,442 and 21,434,942 shares issued and outstanding at December 31, 2009 and 2008, respectively	2,305	2,143
Additional paid-in-capital	22,517,077	10,700,032
Statutory reserves	17,414,769	6,989,801
Retained earnings	5,302,605	15,392,253
Accumulated other comprehensive income	5,276,791	4,752,885
Total shareholders' equity	50,513,547	37,837,114

NONCONTROLLING INTEREST	33,129,764	4,211,794

Total equity	83,643,311	42,048,908

Total liabilities and equity	$167,836,344	$67,169,392

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
REVENUES:
Revenues	$118,293,137	$46,751,160
Revenues - related party	705,018	-
Total revenues	118,998,155	46,751,160

COST OF REVENUES:
Cost of revenues	32,544,743	14,040,602
Cost of revenues - related party	77,165	-
Total cost of revenues	32,621,908	14,040,602

GROSS PROFIT	86,376,247	32,710,558

OPERATING EXPENSES:
Selling expenses	3,529,242	2,212,073
General and administrative expenses	19,807,123	8,996,220
Research and development expenses	1,662,690	1,166,494
Total operating expenses	24,999,055	12,374,787

INCOME FROM OPERATIONS	61,377,192	20,335,771

OTHER EXPENSES (INCOME):
Equity in income of unconsolidated affiliate	(566,984)	(175,231)
Change in fair value of derivative liabilities	29,626,189	-
Other income - related party	(97,447)	-
Interest expense, net	3,930,249	373,497
Other expense, net	358,699	251,390
Total other expenses, net	33,250,706	449,656

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	28,126,486	19,886,115

PROVISION FOR INCOME TAXES	10,513,100	4,596,603

NET INCOME BEFORE NONCONTROLLING INTEREST	17,613,386	15,289,512

Less: Net income attributable to noncontrolling interest	16,348,489	3,303,841

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	1,264,897	11,985,671

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	523,906	2,144,091

COMPREHENSIVE INCOME	$1,788,803	$14,129,762

BASIC EARNINGS PER SHARE:
Weighted average number of shares	21,754,911	21,434,942
Earnings per share	$0.06	$0.56

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	22,644,342	21,556,342
Earnings per share	$0.07	$0.56

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	China Biologic Products, Inc. shareholders' equity
				Retained earnings		Accumulated other
	Common stock		Additional	Statutory		comprehensive	Noncontrolling
	Shares	Par value	paid-in-capital	reserves	Unrestricted	income	interest	Total
BALANCE, December 31, 2007	21,434,942	$2,143	$9,388,305	$3,934,703	$6,461,680	$2,608,794	$3,885,892	$26,281,517

Stock based compensation			1,311,727					1,311,727
Net income					11,985,671		3,303,841	15,289,512
Distribution declared to noncontrolling interest shareholders							(2,982,045)	(2,982,045)
Adjustment to statutory reserve				3,055,098	(3,055,098)			-
Foreign currency translation adjustments						2,144,091	4,106	2,148,197

BALANCE, December 31, 2008	21,434,942	$2,143	$10,700,032	$6,989,801	$15,392,253	$4,752,885	$4,211,794	$42,048,908

Cumulative effect of reclassification of warrants			(738,449)		(929,577)			(1,668,026)
Stock based compensation			62,281					62,281
Warrants exercised	1,284,000	128	9,955,917					9,956,045
Convertible notes exercised	250,000	25	2,187,305					2,187,330
Stock option exercised	87,500	9	349,991					350,000
Net income					1,264,897		16,348,489	17,613,386
Distribution declared to noncontrolling interest shareholders							(8,955,392)	(8,955,392)
Noncontrolling interest acquired from acquisition							21,525,059	21,525,059
Adjustment to statutory reserve				10,424,968	(10,424,968)			-
Foreign currency translation adjustments						523,906	(186)	523,720

BALANCE, December 31, 2009	23,056,442	$2,305	$22,517,077	$17,414,769	$5,302,605	$5,276,791	$33,129,764	$83,643,311

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$1,264,897	$11,985,671
Net income attributable to noncontrolling interest	16,348,489	3,303,841
Consolidated net income	17,613,386	15,289,512
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,709,623	1,088,155
Amortization	3,358,532	61,095
Loss on disposal of equipment	224,548	214,663
Recovery of bad debt previously reserved	(31,826)	(56,462)
Allowance for bad debt - accounts receivable	18,737	-
Allowance for bad debt - other receivables and prepayments	280,796	560,668
Allowance for obsolete inventories	519,333	-
Deferred tax assets	(1,053,124)	-
Impairment of assets	-	415,873
Stock based compensation	62,281	1,311,727
Change in fair value of warrant liabilities	29,626,189	-
Amortization of deferred note issuance cost	247,199	-
Amortization of discount on convertible notes	100,253	-
Equity in income of unconsolidated affiliate	(566,984)	(175,231)
Change in operating assets and liabilities:
Notes receivable	-	43,245
Accounts receivable	(1,707,714)	81,980
Accounts receivable - related party	197,284	-
Other receivables	(1,744,794)	(33,462)
Other receivables -related party	-	1,442
Inventories	(12,456,975)	(4,695,495)
Prepayments and deferred expenses	(248,794)	(459,019)
Accounts payable	(58,467)	(376,527)
Other payables and accrued liabilities	7,058,773	2,658,552
Accrued interest - holder of noncontrolling interest	2,068,526	-
Customer deposits	274,768	653,514
Taxes payable	3,809,437	3,585,237
Contingent liability	-	(149,428)
Net cash provided by operating activities	50,300,987	20,020,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	11,946,933	-
Proceeds from dividend receivable	384,087	-
Payments made for acquisition	(10,373,854)	-
Payments made for unconsolidated affiliate	(3,225,420)	(3,171,300)
Purchase of plant and equipment	(1,873,371)	(4,033,667)
Additions to intangible assets	(2,106,203)	(83,259)
Proceeds from sale of equipment	36,771	73,641
Prepayments for potential acquisition	-	(14,181,800)
Refunds of advances on non-current assets	1,174,346	-
Advances on non-current assets	(2,823,743)	(270,119)
Net cash used in investing activities	(6,860,454)	(21,666,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	19,246	28,830
Proceeds from warrants conversion	3,649,770	-
Proceeds from stock option exercised	350,000	-
Proceeds from issuance of convertible notes	8,967,516	-
Repayments of former shareholders loan in acquiring company	(2,841,302)	-
Proceeds from short term loans - bank	13,517,442	-
Payments on short term loans - bank	(18,355,572)	(720,750)
Repayment of non-controlling shareholder loan	(772,803)	-
Proceeds from long term loan-bank	-	5,766,000
Distribution paid to noncontrolling interest shareholders	(2,969,372)	(288,300)
Net cash provided by financing activities	1,564,925	4,785,780

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	23,877	665,268

INCREASE IN CASH	45,029,335	3,804,583

CASH and CASH EQUIVALENTS, beginning of year	8,814,616	5,010,033

CASH and CASH EQUIVALENTS, end of year	$53,843,951	$8,814,616

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$8,021,981	$1,523,867
Interest paid (net of capitalized interest)	$1,131,271	$108,170
Non-cash investing and financing activities:
Unpaid investment in unconsolidated affiliate	$-	$3,218,565
Reclassification of warrant liability to paid-in capital upon warrants conversion	$6,306,275	$-
Convertible notes exercised	$2,187,330	$-
Distribution paid by offsetting accounts receivable - related party	$944,036	$-
Distribution paid in exchange of holder of noncontrolling interest loan	$3,665,250	$-
Distribution paid by offsetting loan and interest due from holder of noncontrolling interest	$4,647,924	$-
Net assets acquired with prepayments made in prior periods	$14,250,492	$78,905
Net assets acquired with unpaid investment	$2,850,098	$-
Plant and equipment acquired with prepayments made in prior periods	$2,296,113	$-
Land use right acquired with prepayments made in prior periods	$146,610	$-

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Current Development

Dalin Acquisition and Entrustment Agreement

Logic Express Ltd. (“Logic Express”), CBP’s wholly owned subsidiary, through Logic Holdings (Hong Kong) Ltd. (“Logic Holdings”) completed the acquisition of 90% interest in Guiyang Dalin Biologic Technologies Co. Ltd. (“Dalin”), previously known as Chongqing Dalin Biologic Technologies Co. Ltd., in April 2009 upon payment of 90% of the total purchase price of approximately RMB 194,400,000 ($28,479,600). The Company is obligated to pay the remaining 10% of the purchase price, RMB 19,440,000 (approximately $2,847,960), on or before April 9, 2010, the one-year anniversary of the local Administration for Industry and Commerce’s approval of the equity transfer. Guiyang Qianfeng Biological Products Co., Ltd. (“Qianfeng”), Dalin’s 54% owned subsidiary, is one of the largest plasma-based biopharmaceutical companies in China and is the only manufacturer currently operating in Guizhou Province. Qianfeng is in compliance with Good Manufacturing Practices, or GMP standards, and has been approved by the PRC’s State Food and Drug Administration or the SFDA to produce six types of plasma-based products including Human Albumin, Human Immunoglobulin, Human Intravenous Immunoglobulin, Human Hepatitis B Immunoglobulin, Human Tetanus Immunoglobulin and Human Rabies Immune Globulin.

In accordance with the terms of the equity transfer agreement, Logic Holdings effectively became a 90% shareholder in Dalin, including the right to receive it’s pro rata share of the profits on January 1, 2009.

On April 6, 2009, Logic Express entered into an equity transfer and entrustment agreement, or Entrustment Agreement, among Logic Express, the Logic Express’ subsidiary Shandong Taibang Biological Products Co. Ltd (“Shandong Taibang”), and the Shandong Institute of Biological Products (“the Shandong Institute”), the holder of the minority interests in Shandong Taibang, pursuant to which, Logic Express agreed to permit Shandong Taibang and the Shandong Institute to participate in the indirect purchase of Qianfeng’s equity interests. Under the terms of the Entrustment Agreement, Shandong Taibang agreed to contribute 18% or RMB 35,000,000 (approximately $5,116,184) of the Dalin purchase price and the Shandong Institute agreed to contribute 12.86% or RMB 25,000,000 (approximately $3,654,917) of the Dalin purchase price. Logic Express is obligated to repay to Shandong Taibang and the Shandong Institute their respective investment amounts on or before April 6th, 2010, along with their pro rata share, based on their percentage of the Dalin purchase price contributed, of any distribution on the indirect equity investment in Qianfeng payable to Logic Express during 2009. Logic Express has agreed that if these investment amounts are not repaid within five days of the payment due date, then Logic Express is obligated to pay Shandong Taibang and the Shandong Institute liquidated damages equal to 0.03% of the overdue portion of the amount due until such time as it is paid. Logic Express has also agreed to pledge 30% of its ownership in Shandong Taibang to the Shandong Institute as security for nonpayment. If failure to repay continues for longer than three months after the payment due date, then the Shandong Institute will be entitled to any rights associated with the pledged interests, including but not limited to rights of disposition and profit distribution, until such time as the investment amount has been repaid. Logic Express also provided a guarantee that Shandong Taibang and the Shandong Institute will receive no less than a 6% return based on their original investment amount.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1 – Organization background and principal activities (continued)

Shandong Taibang Medical Company

On August 14, 2009, the Company changed a subsidiary, Shandong Missile Medical Co., Ltd.’s name to Shandong Taibang Medical Company, or Taibang Medical. In addition, the registered capital of Taibang Medical was increased by RMB 2,000,000 (approximately $293,400) to $733,500.

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

Formation of PRC Subsidiary

On December 21, 2009, we established Logic Management and Consulting (China) Co., Ltd. (“Logic China”), wholly-owned by our Hong Kong subsidiary, for the purpose of being a holding company for our majority interest in Dalin and to facilitate our Chinese operation at the holding company level. On December 28, 2009, the Company transferred the 90% equity interest in Guiyang Dalin from Logic Holding to Logic China to better situate the Company in PRC operations.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

The consolidated balance sheet amounts, with the exception of equity at December 31, 2009 and 2008 were translated at RMB 6.82 to $1.00 and RMB 6.82 to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to consolidated statements of income and cash flow for the years ended December 31, 2009 and 2008 were RMB 6.82 and RMB 6.94 to $1.00, respectively.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All products produced by the Company and sold in the PRC are subject to a Chinese VAT at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government. No credit is available for VAT paid on purchases.

Products distributed by Taibang Medical are subjected to a 17% VAT. Credit is available for VAT paid on purchases.

Shipping and Handling

Shipping and handling costs related to costs of goods sold are included in selling expenses and totaled $304,726 and $60,164 for the years ended December 31, 2009 and 2008, respectively.

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
December 31, 2009

Note 2 – Summary of significant accounting policies (continued)

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

	Carrying Value as of	Fair Value Measurements at December 31, 2009
	December 31, 2009	using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities-Conversion option	$19,960,145	$-	$19,960,145	$-
Warrants liabilities	$12,701,262	$-	$12,701,262	$-

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

The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in banks as of December 31, 2009 and 2008 amounted to $53,576,495 and $8,689,414, respectively, $1,009,053 and $47,865 of which are covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 – Summary of significant accounting policies (continued)

The Company’s major product, human albumin: - 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml and 10%/50ml, accounted for 49.7% and 57.8% of total revenues, for the years ended December 31, 2009 and 2008, respectively. If the market demands for human albumin cannot be sustained in the future or if the price of human albumin decreases, it would adversely affect the Company’s operating results.

All of the Company’s customers are located in the PRC and India. As of December 31, 2009 and 2008, the Company had no significant concentration of credit risk, except for the amounts due from related parties. There were no customers that individually comprised 10% or more of the revenue during the year ended December 31, 2009 and 2008. No individual customer represented more than 10% of trade receivables at December 31, 2009 and 2008. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There were two vendors that individually comprised 10% or more of the purchase during the year ended December 31, 2009. One vendor represented more than 10% of accounts payables at December 31, 2009. The Company’s top three vendors comprised 48.3% and 36.3% of the Company’s purchases for the year ended December 31, 2009 and 2008, respectively. Accounts payable to these vendors amounted $702,163 and $448,016 as of December 31, 2009 and 2008, respectively.

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
December 31, 2009

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

The Company reviews its inventory periodically for possible obsolete goods and cost in excess of net realizable value to determine if any reserves are necessary. As of December 31, 2009, the Company reserved $519,333 as allowance for obsolete inventory for raw material plasma that may not qualify for production due to the 90-day quarantine period rules implemented by SFDA on July 1, 2008.

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

The Company periodically evaluates the carrying value of long-lived assets in accordance with FASB’s accounting standard related to accounting for impairment and disposal of long-lived assets. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of December 31, 2009 and 2008, there were no impairments of its long-lived assets.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 – Summary of significant accounting policies (continued)

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

Intangible assets of the Company are reviewed at least annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the years of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2009, the Company expects these assets to be fully recoverable.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 – Summary of significant accounting policies (continued)

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill is tested annually for impairment and carried at cost less accumulated impairment losses. Impairment losses on goodwill are not reversed. Gains and losses on the disposal of an entity include the carrying amount of goodwill relating to the entity sold.

Revenues

The Company’s revenues are primarily derived from the manufacture and sale of human blood products. The Company’s revenues by significant types of product for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Human Albumin – 10% and 20% in 10ml, 25ml and 50ml	$59,160,664	$27,021,733
Human Hepatitis B Immunoglobulin	3,462,979	3,203,901
Human Immunoglobulin for Intravenous Injection	43,748,854	10,307,294
Human Rabies Immunoglobulin	4,745,205	3,619,622
Human Tetanus Immunoglobulin	2,600,071	1,492,421
Human Immunoglobulin	2,159,246	-
Others	3,121,136	1,106,189
Totals	$118,998,155	$46,751,160

The Company is engaged in sale of human blood products to customers in China and India. The amount sold in India was approximately 1% of total sales for the year ended December 31, 2009.

Research and Development Costs

Research and development costs are expensed as incurred.

Retirement and Other Post Retirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to the statement of operations as and when the related employee service is provided.

Product Liability

The Company’s products are covered by two product liability insurances of approximately $2,934,000 (RMB 20,000,000) each for Shandong Taibang and Guiyang Qianfeng. As of December 31, 2009 and 2008, no claim on the insurance policy was filed. However, there are two pre-existing potential claim against Qianfeng’s products, which are still pending which we believe to be immaterial to the Company’s financial statements for the year ended December 31, 2009.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 – Summary of significant accounting policies (continued)

Government Grants

The Company’s subsidiary, Shandong Taibang, is entitled to receive grants from the Tai’an municipal government due to its operation in the high and new technology business sector. For the years ended December 31, 2009 and 2008, no non-refundable grants were received from the Tai’an municipal government. Grants received from the Tai’an municipal government can be used for enterprise development and technology innovation purposes.

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
December 31, 2009

Note 2 – Summary of significant accounting policies (continued)

Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Value Added Tax

Enterprises or individuals, who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a VAT in accordance with Chinese laws. The VAT rate applicable to the Company is 6% of the gross sales price. No credit is available for VAT paid on purchases.

Products sold by Taibang Medical subjected to a 17% VAT of the gross sales prices. Credit is available for 17% VAT paid on purchases.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 – Summary of significant accounting policies (continued)

In April 2009, the FASB’s accounting standard regarding fair value measurements and disclosures providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This guidance shall be applied prospectively with retrospective application not permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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
December 31, 2009

Note 2 – Summary of significant accounting policies (continued)

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

In August 2009, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the Financial Accounting Standards Board issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a material impact on its consolidated financial statements.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 – Summary of significant accounting policies (continued)

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did have a material impact on the Company’s consolidated financial statements.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 – Summary of significant accounting policies (continued)

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 – Summary of significant accounting policies (continued)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – Related party transactions

The material related party transactions undertaken by the Company with related parties as of December 31, 2009 and 2008 are presented as follows:

Assets	Purpose	December 31, 2009	December 31, 2008
Accounts receivable – related party(1)	Processing fees	$222,617	$-

Liabilities	Purpose	December 31, 2009	December 31, 2008
Short term loans – holder of noncontrolling interest(2)	Loan	$-	$773,277
Short term loans – holder of noncontrolling interest(3)	Loan	3,652,500	-
Total		$3,652,500	$773,277

Accrued interest – holder of noncontrolling interest(3)	Interest payable	$2,068,526	$-

Other payable – related parties(4)	Loan	$2,122,772	$-
Other payable – related parties(5)	Contribution	964,168	-
Total		$3,086,940	$-

(1) Qianfeng provides processing services for Guizhou Eakan, one of the Qianfeng’s non-controlling shareholders. The total processing services income amounted to $705,018 for the year period ended December 31, 2009. As of December 31, 2009, Guizhou Eakan owes Qianfeng processing fees in an amount of $222,617. This balance has been paid in cash at the end of February 2010.

(2) As of December 31, 2008, the loan in the amount of $773,277 has been paid in advance to its noncontrolling interest shareholder, Shandong Institute, which is due by December 2010 with an annual interest rate of 6%.

(3) On April 6, 2009, Logic Express entered into an equity transfer and entrustment agreement, or Entrustment Agreement, among Logic Express, Shandong Taibang, and the Shandong Institute of Biological Products, or the Shandong Institute, the holder of the noncontrolling interests in Shandong Taibang, pursuant to which, Logic Express agreed to permit Shandong Taibang and the Shandong Institute to participate in the indirect purchase of Qianfeng's equity interests. Under the terms of the Entrustment Agreement, Shandong Institute agreed to contribute 12.86% or $3,652,500 (RMB 25,000,000) of the Dalin purchase price. Logic express is obligated to repay to the Shandong Institute their investment amount on or before April 6th, 2010, along with their pro rata share, based on their percentage of the Dalin purchase price contributed, of any distribution on the indirect equity investment in Qianfeng payable to Logic Express during 2009. The accrued interest – holder of noncontrolling interest amounted to $2,068,526 represents the pro rata share of equity investment income pursuant of Entrustment Agreement for the year ended December 31, 2009.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3 – Related party transactions (continued)

(4) Qianfeng has payables to Guizhou Eakan Investing Corp. in the amount of approximately $2,122,772 (RMB14, 470,160). Guizhou Eakan Investing Corp. is one of the shareholders of Guizhou Eakan, one of the Qianfeng’s minority shareholders. The Company borrowed the amount for working capital purposes. The balance is due on demand in the form of cash.

(5) In 2007, Qianfeng received additional contributions from Guizhou Jie’an, a holder of non-controlling interest in Qianfeng, in the amount of approximately $964,168 (RMB 6,569,840) to maintain Jie’an ownership interest in the Company at 9%. However, due to legal dispute among Shareholders over Raising Additional Capital as stated in legal proceeding section, commitment and contingent liabilities, the money may be returned to Jie’an.

Note 4 – Accounts receivable

Trade accounts receivable consist of the following:

	December 31, 2009	December 31, 2008
Trade accounts receivable	$3,022,031	$1,581,139
Less: Allowance for doubtful accounts	(1,254,955)	(1,268,052)
Total	$1,767,076	$313,087

The activity in the allowance for doubtful accounts for trade accounts receivable for the years ended December 31, 2009 and 2008 is as follows:

	December 31, 2009	December 31, 2008
Beginning allowance for doubtful accounts	$1,268,052	$1,238,772
Additional charged to bad debt expense	18,737	-
Recovery of amount previously reserved	(31,826)	(56,462)
Write-off charged against the allowance	-	-
Foreign currency translation adjustment	(8)	85,742
Ending allowance for doubtful accounts	$1,254,955	$1,268,052

Note 5 – Inventories

Inventories consisted of the following:

	December 31, 2009	December 31, 2008
Raw materials	$19,720,420	$7,043,349
Work-in-process	8,407,319	4,801,768
Finished goods	7,524,318	3,104,079
Total	35,652,057	14,949,196
Less: Allowance for obsolete inventories	(519,333)	-
Inventories, net	$35,132,724	$14,949,196

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 6 –Other receivables, prepayments and deferred expense

Other receivables represent deposits the Company paid to suppliers or service providers, as well as receivables from employees, and amounted to $2,186,441 and $356,957 as of December 31, 2009 and 2008, respectively. In 2009, the Shandong Taibang sponsored two separate housing projects with local developers to assist 107 of its employees to purchase houses to be constructed. Developers required deposits of at least 80% of the total purchase price before it starting on the project. Employees are required to deposit at least 30% and up to 80% of the total purchase prices and Shandong Taibang advanced $1,512,583 in total, which represents the difference between the required deposits by the developer and the actual deposits made by the employees, on behalf of the employees to the developer. The advances to the employees are expected to be re-paid within one year.

Prepayments and deferred expense represent partial payments for deposits on material purchases, prepaid leases and prepayment for insurance expenses. Prepayments and deferred expenses are amounted to $1,299,125 and $614,704 as of December 31, 2009 and 2008, respectively.

Prepayments – non-current represent partial payments or deposits on plant and equipment and intangible assets purchases and amounted to $3,223,960 and $955,874 as of December 31, 2009 and 2008, respectively.

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	December 31, 2009	December 31, 2008
Buildings and improvements	$12,901,205	$5,809,724
Machinery and equipment	23,428,848	12,308,174
Furniture, fixtures, office equipment and vehicle	3,862,385	1,501,946
Total depreciable assets	40,192,438	19,619,844
Accumulated depreciation	(13,953,793)	(3,099,259)
Plant and equipment, net	26,238,645	16,520,585
Construction in progress	2,634,768	2,778,779
Total	$28,873,413	$19,299,364

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $2,709,623 and $1,088,155, respectively. No interest was capitalized into construction in progress in either of the years ended December 31, 2009 and 2008.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Summarized unaudited financial information of Huitian is as follows:

	December 31, 2009	December 31, 2008
Current assets	$9,912,775	$8,039,180
Non-current assets	10,195,357	10,145,248
Total assets	20,108,132	18,184,428
Current liabilities	4,031,033	2,747,573
Non-current liabilities	-	-
Shareholders' equity	16,077,099	15,436,855
Total liabilities and shareholders' equity	$20,108,132	$18,184,428

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 8 – Investment in unconsolidated affiliate (continued)

Summarized unaudited financial information of Huitian is as follows:

December 31, 2009
Net sales	$8,951,234
Gross profit	4,840,412
Income before taxes	2,100,164
Net income	1,619,951
Company’s share of net income	$566,984

The rollforward of investment in Huitian in the balance sheet is shown below:

Huitian - 35%
Ownership
December 31, 2007	$-
Investment made	6,502,902
Net income from 2008	175,231
Dividend declared	(147,256)
Foreign currency translation gain	3,100
December 31, 2008	6,533,977
Net income from the year ended December 31, 2009	566,984
Dividend declared	(473,952)
Foreign currency translation gain	346
December 31, 2009	$6,627,355

Note 9 – Intangible assets, net

Intangible assets consisted of the following:

	December 31, 2009	December 31, 2008
Land use rights	$4,163,140	$848,982
Permits and licenses	11,261,611	389,709
Blood donor network	2,347	22,885
Software	145,897	40,758
GMP certificate	2,327,885	-
Long-term customer-relationship	6,941,170	-
Total	24,842,050	1,302,334
Accumulated amortization	(3,661,728)	(299,773)
Intangible assets, net	$21,180,322	$1,002,561

Total amortization expense for the years ended December 31, 2009 and 2008 amounted to $3,358,532 and $61,095 respectively. The amortization expense related to the acquisition of Dalin is $3,172,680 for the year ended December 31, 2009.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 9 – Intangible assets, net (continued)

Amortization expense for intangible assets for the next five fiscal years is as follows:

	2010	2011	2012	2013	2014	Thereafter
Amortization expense	$3,352,780	$3,352,528	$3,345,980	$1,583,071	$1,485,393	$8,060,570

Note 10 – Debt

Short term loans and current maturities of long term loan

Short term loans represent renewable loans due to various banks which are normally due within one year.

The Company’s bank loans consisted of the following:

		Annual	December 31,	December 31,
Loans	Due by	interest rates	2009	2008
Short term loans:
Short term bank loan, secured(1)	June 1, 2010	5.40%	$1,467,000	$-
Short term bank loan, un-secured	January 7, 2010	5.31%	2,934,000	-
Short term loan, un-secured	On demand	0.00%	73,350	-
Subtotal			4,474,350	-

Long term bank loan, secured by buildings and land use rights	August 3, 2010	7.02%	-	5,868,000

Total			$4,474,350	$5,868,000

Interest expense totaling $1,098,939 and $494,040 was incurred during the years ended December 31, 2009 and 2008, respectively.

(1) The loan is secured by Shandong Taibang’s land use rights and buildings located in Taian, Shandong Province, PRC, with carrying net values as follows:

	December 31, 2009	December 31, 2008
Buildings in Taian, Shandong	$1,238,010	$1,417,138
Land use rights in Taian, Shandong	433,793	195,691
Total	$1,671,803	$1,612,829

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 10 – Debt (continued)

Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	December 31, 2009	December 31, 2008
Other payables (1)	$7,465,640	$319,699
Accruals for promotion costs and others (2)	5,281,843	-
Accruals for salaries and welfare	2,341,874	830,388
Accruals for RTO expenses	245,657	245,657
Accruals for selling commission and promotion fee	691,858	1,508,102
Other payable - government grant	143,488	114,148
Other payable - deposit received	160,683	283,826
Other payable - funds	2,383,501	627,157
Accrued interest	81,264	33,954
Others(3)	451,006	-
Total	$19,246,814	$3,962,931
(1)	The other payables mainly comprise of deposits by potential strategic investors in the amount of $7,465,640. As of December 31, 2009, Qianfeng has received in an aggregate amount of $7,465,640 from potential private strategic investors in connection with subscribing shares from Qianfeng pursuant to Equity Purchase Agreement. The registration of the new investors as Qianfeng’s shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce (“AIC”) is not complete due to shareholders dispute as disclosed in below legal proceedings section below.

(2)	Accruals for promotions and others mainly represent the payables for donors promoting expenses, payables to employees, and payables to vendors or subcontractors for construction in plasma stations in Qianfeng.

(3)	Others mainly comprise of the contingent liability due to the pending, outcome of the proceeding relating to Qianfeng’s Guarantee to a Third Party as disclosed in below legal proceedings section below, Qianfeng provisioned a loss contingency reserve during its third quarter of 2009 for approximately $451,006 (RMB 3,074,342) to cover its share of the enforcement of this judgment.

Other payable - land use right

In July 2003, Shandong Taibang obtained certain land use rights from the Tai’an municipal government. Shandong Taibang is required to make payments totaling approximately $20,369 (RMB 138,848) per year to the local state-owned entity, for the 50-year life of the rights or until Biological Institute completes its privatization process. The Company recorded “land use rights” equal to “other payable – land use rights” totaling $ 323,687 and $325,390 as of December 31, 2009 and 2008, respectively, determined using present value of annual payments over 50 years.

Note 11 – Convertible notes

	December 31, 2009	December 31, 2008
$9,554,140, 3.8% Senior Secured Convertible Notes, due June 5, 2011	$9,554,140	$-
Less: converted	(1,000,000)	-
unamortized discount	(8,464,380)	-
Notes payables, net	$89,760	$-

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 11 – Convertible notes (continued)

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
December 31, 2009

Note 11 – Convertible notes (continued)

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

The Company allocated $6,552,504 of the proceeds received to the fair value of the derivative instruments embedded in the Notes (including the conversion option) and $3,826,897 to the fair value of the Warrants issued to the Investors. As a result, the Company recognized an initial charge to income of $825,261 for the amount by which the fair value of these liabilities exceeded the face amount of the Notes for the year ended December 31, 2009. The Notes are being accreted to their redemption value over the period to maturity, using an effective interest method.

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

For the year ended December 31, 2009, the Company recorded a loss of $24,987,940 related to the change in the fair value of the embedded derivative instruments in the Notes and the warrants. On December 22, 2009, two of the Company’s Note holders exercised their rights to convert $1,000,000 of their Notes into an aggregate of 250,000 shares of the Company’s common stock. The fair value market of conversion options of $2,168,287, carrying value of $10,493 and accrued interest of $8,550 were included in additional paid-in-capital upon conversion of the convertible notes. As a result, only Notes in the principal amount of $8,554,140 is outstanding as of December 31, 2009.

Note 12 - Earnings per share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares outstanding during the period.

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31:

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 12 - Earnings per share (continued)

Basic earnings per share

	2009	2008
Net income attributable to controlling interest for basic earnings per share	$1,264,897	$11,985,671
Weighted average shares used in basic computation	21,754,911	21,434,942
Earnings per share - Basic	$0.06	$0.56

Diluted earnings per share

	2009	2008
Net income attributable to controlling interest for basic earnings per share	$1,264,897	$11,985,671
Add: interest of convertible notes	302,010
Net income attributable to controlling interest for diluted earnings per share	$1,556,907	$11,985,671

Weighted average shares used in basic computation	21,754,911	21,434,942
Diluted effect of convertible debentures (as if)	268,327	-
Diluted effect of warrants attached to convertible notes	28,247	-
Diluted effect of warrants and options	592,857	121,400
Weighted average shares used in diluted computation	22,644,342	21,556,342
Earnings per share:
Basic	$0.06	$0.56
Diluted	$0.07	$0.56

For the year ended December 31, 2009, 93,750 warrants at exercise price of $6.00 were excluded from the calculation because of their anti-dilutive nature.

For the year ended December 31, 2008, 937,500 options at an average exercise price of $4.00 were excluded from the calculation because of their anti-dilutive nature.

Note 13 – Taxes

Income taxes

Starting from January 1, 2008, all of the Company’s Chinese subsidiaries, except plasma companies, became subject to 25% income tax rate according to the newly issued Income Tax Laws of PRC. According to PRC’s central government policy, certain new technology or high technology companies will enjoy preferential tax treatment of 15%, instead of 25%.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 13 – Taxes (continued)

On February 12, 2009, Shandong Taibang received the new technology or high technology certification from Shandong provincial government. The Certification allows the Company to receive the 15% preferential income tax rate, for a period of three years starting from January 1, 2008.

Qianfeng is currently enjoying the preferential income tax rate of 15% also under the 10-year Western Development Tax Concession, which started on January 2001 and ends on December 2010. The PRC tax authority is studying the possibility of extending the concession, especially for those industries that encouraged by the PRC government, such as ours. In the event that PRC tax authorities discontinue the concession, Qianfeng will apply for the new or high technology preferential tax treatment of 15% like Shandong Taibang.

All of the plasma companies are qualified as small scale taxpayers and are subject to a tax rate of 6% in 2009, except for Puding plasma company in Guizhou which is subjected to 17% tax rate. The Company appealed to the local tax authority in 2009 and was granted with 6% tax rate effective January 1, 2010.

Starting from January 1, 2008, all dividends paid to foreign parents are subject to a 10% income tax. As a result, Logic Holdings recorded $374,073 and $0 income tax expense for the years ended December 31, 2009 and 2008, respectively, for dividends Dalin paid to its foreign parent, Logic Holdings. However, the Company did not accrue 10% income tax provisions on the unpaid portion of $9,494,143 of the dividends declared by its subsidiaries, Shandong Taibang and Dalin, because the Company will reinvest the unpaid dividend back into the Company’s PRC operations, that will not be subject for 10% provision income tax.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2009 and 2008:

	2009	2008
U.S. Statutory rates	34.0%	34.0%
Foreign Income	(34.0)	(34.0)
China Tax rates	25.0	25.0
China income tax exemption	(10.0)	(10.0)
Temporary differences (China) (1)	(3.7)	-
Other items (2)	26.1	8.1
Effective income tax rates	37.4%	23.1%

(1) The (3.7) % represents the unrecognized tax benefits of $1,053,124 for the year ended December 2009, if recognized, would favorably affect the Company’s effective tax rate.

(2) The 26.1% represents the $29.6 million derivative mark-to-market expense as disclosed in below note 16 and the $6.6 million expenses incurred by CBP, Logic Express and Logic Holding that are not deductible in PRC for the year ended December 31, 2009. The 8.1% represents the $1.2 million expenses incurred by CBP and Logic Express that are not deductible in PRC for the year ended December 31, 2008.

The estimated tax savings due to the tax exemption for the years ending December 31, 2009 and 2008 amounted to $6,772,020 and $2,443,657, respectively. The net effect on earnings per share if the income tax had been applied would decrease basic earnings per share for the years ended December 31, 2009 and 2008 by $0.31 and $0.11, respectively. The net effect on earnings per share if the income tax had been applied would decrease diluted earnings per share for the years ended December 31, 2009 and 2008 by $0.30 and $0.11, respectively.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 13 – Taxes (continued)

The provision for income taxes consists of the following for the years ended December 31, 2009 and 2008:

	2009	2008
Current
U.S.	$-	$-
Foreign (China)	11,566,224	4,596,603
	11,566,224	4,596,603
Deferred
U.S.	-	-
Foreign (China)	(1,053,124)	-
	(1,053,124)	-

Provision for income taxes	$10,513,100	$4,596,603

Deferred taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the future operation during the periods in which those temporary differences are utilized. Based upon an assessment of the historical operations and factors, the Company believes that it will be able to realize the deferred tax assets.

The Company’s deferred taxes reflect the tax effect of temporary differences recorded as assets for financial reporting purposes and the comparable amounts recorded for income tax purpose. The deferred tax assets are measured using the enacted tax rates and law. Significant components of the deferred tax assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
Current
Accrued salary and bonus expenses	$512,586	$-
Accrued selling and marketing expenses	108,112	-
Accrued interest and penalty payable to Qianfeng strategic investors	172,145	-
Accrued cost of raw material	260,928	-
U.S. loss carryforwards	599,689	378,623
	1,653,460	378,623

Non-Current
U.S. loss carryforwards	1,018,941	640,318

Deferred tax assets	2,672,401	1,018,941
Valuation allowance	(1,618,630)	(1,018,941)
Net deferred tax assets	$1,053,771	$-

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 13 – Taxes (continued)

CBP was incorporated in the United States and has incurred net operating losses for income tax purposes for the year ending December 31, 2009. The estimated net operating loss carry forwards for United States income taxes amounted to $4,760,677 and $2,996,885 as of December 31, 2009 and 2008, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, from 2026 through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit from CBP to reduce the asset to zero. Management reviews this valuation allowance periodically and makes adjustments as warranted. The following table represents the rollforward of the deferred tax valuation allowance:

	For the year ended December 31,
	2009	2008
Balance of January 1,	$1,018,941	$640,318
Increase	599,689	378,623
Balance as of December 31,	$1,618,630	$1,018,941

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $54.6 million as of December 31, 2009, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

VAT on sales amounted to $8,585,743 and $3,098,977 for the years ended December 31, 2009 and 2008, respectively. Sales are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	December 31, 2009	December 31, 2008
VAT tax payable	$1,110,216	$331,505
Income tax payable	7,479,279	3,630,878
Other miscellaneous tax payable	184,584	97,627
	$8,774,079	$4,060,010

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 14 – Commitments and contingent liabilities (continued)

During the fiscal year 2009, the Company invested approximately $4.0 million in capital expenditure to upgrade its property and equipment in production equipment and Qianfeng’s plasma collection facilities. As of December 31, 2009, there is $904,140 of the property and equipment that the Company committed under contracts but not yet delivered by the suppliers.

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to FASB’s accounting standard related to leases. Total operating lease commitments outstanding for the fiscal year ended December 31:

	2010	2011	2012	2013	2014	Thereafter
Property and equipment, not yet received	$904,140	$-	$-	$-	$-	$-
Lease	75,342	26,622	9,327	9,327	9,327	205,172
Total	$979,482	$26,622	$9,327	$9,327	$9,327	$205,172

For the years ended December 31, 2009 and 2008, total rent expense amounted to $172,922 and $21,717, respectively.

Legal proceedings

Bobai County Collection Station

In January 2007, the Company's PRC subsidiary, Shandong Taibang, advanced $413,697 (RMB3.0 million) to Feng Lin, the 20% minority shareholder in Fang Cheng Plasma Company, the Company's majority owned subsidiary, for the purpose of establishing or acquiring a plasma collection station. Mr. Lin and Shandong Taibang intended to establish the Bobai Kangan Plasma Collection Co., Ltd. (“Bobai”) in Bobai County, Guangxi and on January 18, 2007, Shandong Taibang signed a letter of intent to acquire the assets of the Bobai Plasma Collection Station, which was co-owned by Mr. Lin and Mr. Keliang Huang. However, in January 2007, Hua Lan Biological Engineering Co., Ltd. (“Hua Lan”) filed suit in the District Court of Hong Qi District, Xin Xiang City, Henan Province, alleging that Feng Lin, Keliang Huang and Shandong Taibang established and/or sought to operate the Bobai Plasma Collection Station using a permit for collecting and supplying human plasma in Bobai County, that was originally granted to Hua Lan by the government of the Guangxi region, without Hua Lan's permission. The establishment and registration of Bobai was never realized as a result of this law suit. On January 29, 2007, on Hua Lan's motion, the District Court entered an order to freeze funds in the amount of approximately $386,100 (RMB3,000,000) held by the defendants in the case, including approximately $65,750 (RMB500,000) in funds held in Shandong Taibang's bank account in Tai'an City. A hearing was held on June 25, 2007 and judgment was entered against the defendants along with a $226,780 (RMB1,700,000) joint financial judgment. The Company appealed the District Court judgment to the Xinxiang City Intermediate Court. In November 2007, the Intermediate Court affirmed the judgment against the three defendants and increased the amount of the joint financial judgment to approximately $405,954 (RMB3,000,000).

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 14 – Commitments and contingent liabilities (continued)

In January 2008, Hua Lan enforced the judgment granted by the Intermediate Court to freeze the Company's bank accounts. Shandong Taibang has filed a separate action against Hua Lan before the Tai'an City District Court to seek recovery of any losses in connection with Hua Lan's claim and to request that the Tai'an City District Court preserve Hua Lan's property or freeze up to approximately $411,300 (RMB 3 million) of Hua Lan's assets to secure the return of such funds to the Company. The intermediate court in Tai'an City accepted the application on February 14, 2008 but the matter is still pending. Pending the outcome of the proceedings, Shandong Taibang increased its loss contingency reserve during its fourth quarter of 2007 from approximately $75,593 (RMB566,667) to $133,400 (RMB1,000,000) to cover its share of the enforcement of this judgment. During the fourth quarter of 2008, full amount of the judgment, including Feng Lin and Keliang Huang's portions of the judgment and the related fees, approximately $456,222 (RMB 3,109,900) has been withdrawn from Shandong Taibang's account. The Company recorded Feng Lin and Keliang Huang's portion of the judgment, approximately $304,143 (RMB2,073,234), as receivable as a result of the withdrawal. As of December 31, 2008, the Company determined that it is unlikely that the Company will be able to recover such receivable from those two individuals and wrote off the receivable as bad debt expense.

In October 2009, the Shandong Taibang appealed to the High Court of Henan Province requesting the court to reverse judgments from the Hong Qi District Court based on Shandong Taibang's belief that Hua Lan’s involvement in Bobai was in violation of PRC Blood Products Regulations as Hua Lan did not invest, as Shandong Taibang did, in Bobai as required by the Regulation. The Company was awaiting the judgment of the Henan High Court as of the date of this report. In light of the foregoing, it is unlikely that the Company's planned acquisition of the assets of Bobai will go forward.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 14 – Commitments and contingent liabilities (continued)

In June 2007, Jie'an brought suit in the High Court of Guizhou province, China, against Qianfeng and the three other original Qianfeng shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie'an alleged that it had a right to acquire the shares waived by the original Qianfeng shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie'an and sustained the Equity Purchase Agreement, but on November 2008, Jie'an appealed the Guizhou High Court judgment to the People's Supreme Court in Beijing. On May 13, 2009, the People's Supreme Court sustained the original ruling and denied the rights of first refusal of Jie'an over the additional shares waived by the original Qianfeng's shareholders. The registration of the new investors as Qianfeng's shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce are still pending. On January 27, 2010, the strategic investors brought suit in the High Court of Guizhou Province against Qianfeng alleging Qianfeng’s failure to register their equity interest in Qianfeng with the local AIC and requesting the distribution of their share of Qianfeng’s dividends. Dalin was also joined as a co-defendant as it is the majority shareholder and exercises control over Qianfeng’s day-to-day operations. The Company does not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, the Company believes that the agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment. In the event that Qianfeng is required to return their original investment amount to the strategic investors, Qianfeng has set aside the strategic investors’ funds, along with RMB 7,313,387 (approximately $1,072,216) in accrued interest, and RMB 519,600 (approximately $74,712) for the 1% penalty imposed by the agreement for any breach. If the strategic investors prevail in their suit, Dalin's interests in Qianfeng may be reduced to approximately 41.3% . The High Court of Guizhou is scheduled to hear the case in early April, 2010.

Dispute over Qianfeng Technical Consulting Agreement

In 1997, Qianfeng entered into a Technical Cooperation Agreement with Sin Kyung Ye, or Sin, a Korean individual, to provide certain fractionation equipment and transfer processing know-how to Qianfeng. In August 2004, Sin filed a law suit against Qianfeng with the Intermediate Court in Guiyang City, China, alleging non-payment of RMB 100,000 (approximately, $14,670) for his fractionation equipment and RMB 5,000,000 (approximately, $733,500) for the transfer of his technological know-how. The Intermediate Court ruled in favor of Sin and found that Qianfeng owed Sin RMB 10,376,160 (approximately, $ 1,522,183), but Qianfeng appealed the Intermediate Court ruling to the Guizhou High Court. The Guizhou High Court agreed in part with Qianfeng's grounds for appeal and reduced the amount of know-how transfer fee to RMB 1,970,413 (approximately, $289,060). In May 2007, Sin appealed the Guizhou High Court's decision to the People's Supreme Court in Beijing. The People's Supreme Court heard in April 2008 and ruled on December 29, 2009 for Qianfeng pay RMB 4,700,000 (approximately, $689,490) as compensation to Sin for technology transfer and RMB 100,000 (approximately, $14,670) for unpaid equipment purchase. Qianfeng has accrued and accounted for all these expenses as of December 31, 2009.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 14 – Commitments and contingent liabilities (continued)

Administration Interference

Qianfeng is party to an administrative proceeding against the government of the Qiandongnan Autonomous Region, or the Qiandongnan Authorities, in Guizhou Province, China, in connection with the ownership of three of Qianfeng's eight plasma stations in Guizhou Province. Qianfeng was authorized to acquire a total of eight plasma stations in Guizhou Province based on several national and provincial administrative authorizations issued by the PRC State Council and the Guizhou Ministry of Health between 2006 and 2007, but to date, the governmental authorizations have not been fully implemented by the Qiandongnan Authorities. In early 2007, Qianfeng submitted RMB 8,010,000 (approximately $1,173,465) to the local finance department of Sansui County, Qiandongnan, for acquiring the Sansui Plasma Collection Station (“Sansui”), but the local finance department refused to honor the purchase and returned the full consideration to Qianfeng. Furthermore, subsequent local rulings published by the Qiandongnan Authorities February 28, 2008 appear to authorize another private company to acquire the Sansui and two other stations, the Zhengyuan Plasma Collection Station and the Shibing Plasma Collection Station. In December 2008 Qianfeng filed an administrative review application with the People's Government of Guizhou Province, or the Guizhou Provincial Government, but the Guizhou Provincial Government has delayed making a final decision pending further review of regulations regarding administrative authorizations. Qianfeng has received verbal notification from staff in the Guizhou Provincial Government that the Qiandongnan Authorities have withdrawn the local rulings. As a result, Qianfeng has withdrawn its application with the Guizhou Provincial Government to facilitate further negotiation with Qiandongnan Authorities on its right to acquire all eight plasma stations in Guizhou Province. In addition, Qianfeng has set aside the funds necessary to purchase Sansui pending the outcome of the administrative review. There have been no further developments on this case as of the date of this report.

Dispute over Raw Plasma Supply Agreement with Xintai

On March 10, 2009, Henan Xintai Medicine Company (previously known as Henan Zhongtai Medicine, “Xintai”) brought suit against Shandong Taibang and its two wholly-owned plasma collecting subsidiaries in Shandong for breach of a raw plasma supply agreement. The suit was subsequently withdrawn by Xintai on May 31, 2009. The agreement, signed by Shandong Taibang and Xintai on October 10, 2006, requires the two subsidiaries to provide to Xintai 45 metric tons of raw plasma per year from 2007 to 2009. The subsidiaries provided more than 34 metric tons of plasma to Xintai during 2007 in accordance with the agreement. On October 31, 2007, PRC State Department published the Regulation on Plasma Collection Stations. The Company believes the agreement is invalid because it violates clause 43 of the new Regulation, which prohibits plasma collecting stations from providing raw plasma to any manufacturer other than their direct parent. To comply with the Regulation, the subsidiaries ceased supplying plasma to Xintai in late 2007. On March 12, 2009, Shandong Taibang filed a suit in the Shandong Tai'an Middle Court against Xintai seeking damages of RMB50,000 (approximately, $7,335) for the plasma already supplied to Xintai during 2007. On June 29, 2009, Xintai re-filed the suit in Shandong Tai'an Middle Court against Shandong Taibang and the two subsidiaries seeking compensation of RMB6,000,000 (approximately, $880,200) for contract breach and demanding that Shandong Taibang and the subsidiaries continue to honor the agreement. On October 20, 2009, the Tai'an Middle Court combined and heard the two suits and ruled on January 20, 2010 in favor of Shandong Taibang on all accounts.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 14 – Commitments and contingent liabilities (continued)

Qianfeng's Guarantee to a Third Party

In 2007, as a condition to purchase Huang Ping Plasma Station, Qianfeng entered into an agreement with Guizhou Zhongxin Investment Company (“Zhongxin”) in which Qianfeng agreed to repay Zhongxin's debt out of Qianfeng's payables to Zhongxin arising from plasma purchased from Zhongxin. In the same agreement, Qianfeng also guaranteed to the Huang Ping County Hospital (“Huang Ping Hospital”), which was the co-owner with Zhongxin of the Huang Ping Plasma Station, for the amount of RMB3,074,342 (approximately $451,006) of debt that Zhongxin owed to Huang Ping Hospital. On June 1, 2009, Huang Ping Hospital brought suit, in Huang Ping Country People's Court of Guizhou Province, against Zhongxin for non-payment of its payables and debt due to Huang Ping Hospital and Qianfeng as the guarantor. On November 2, 2009, the court ruled in favor of the plaintiff and Qianfeng will need to repay the Zhongxin’s debt to Huang Ping Hospital on behalf of Zhongxin as the guarantor. In October 2009, Qianfeng appealed to the Middle Court of Kaili District in Guizhou Province and was accepted by the court in January 2010.  The hearing is expected to be held by the end of April 2010. The Equity Transfer Agreement pursuant to which we acquired a 90% interest in Dalin, Qianfeng's majority shareholder, provides that the sellers will be responsible, in accordance with their equity proportion in Qianfeng, for damages incurred by Qianfeng from Zhongxin's debt and shall repay Dalin the sellers' proportionate share of payments made by Qianfeng to creditors in connection with Zhongxin's debt within 10 days after payment by Qianfeng. The $451,006 guarantee amount and proportionate share of the liability to be recovered from the sellers were properly reflected in the financials as of December 31, 2009 as discussed in Note 10.

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
December 31, 2009

Note 15 – Warrants and options (continued)

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

In September 2009, as authorized by the board of directors, the Company redeemed all of its outstanding 2006 Warrants with an exercise price of $2.8425 per share, in connection with the above-mentioned Securities Purchase Agreement dated July 18, 2006. In addition, there were 145,500 shares of Placement Agent Warrants were converted into common stock. As a result, as of December 31, 2009, both the 2006 Warrants and Placement Agent Warrant were converted into the Company’s common stock. The fair value of these warrants at the conversion date totaled $6,306,275 was transferred to equity. As such the Company recognized a loss of $4,638,249 from the change in fair value of these warrants for year ended December 31, 2009.

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
December 31, 2009

Note 15 – Warrants and options (continued)

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

The summary of warrant activity is as follows:

		Weighted	Average
	Warrants	Average	Remaining
	Outstanding	Exercise Price	Contractual Life
December 31, 2007	1,284,000	$2.84	3.55
Granted
Forfeited
Exercised
September30, 2008	1,284,000	$2.84	2.80
Granted
Forfeited
Exercised
December 31, 2008	1,284,000	$2.84	2.55
Granted	1,288,018	4.89	2.44
Forfeited
Exercised	(1,284,000)	2.84	1.80
December 31, 2009	1,288,018	$4.89	2.44

Options

On May 9, 2008, the Company adopted the 2008 Equity Incentive Plan, which provides up to 5,000,000 shares of Company’s Common Stock to be made available to employees and directors at various prices as established by the Board of Directors of the Company. On May 9, 2008, the Company granted options to purchase an aggregate of 937,500 shares of the Company’s common stock under the 2008 Plan to certain directors and employees, pursuant to stock option agreements between the Company and each of these directors or employees. The options have an exercise price of $4.00 per share, will vest immediately and will expire on June 1, 2018. On July 24, 2008, the Company granted options to purchase an aggregate of 60,000 shares of the Company’s common stock under the 2008 plan to its three independent directors. These options have an exercise price of $4.00 per share and 30,000 shares were vested on January 24, 2009 and the remaining 30,000 shares were vested on July 24, 2009, with the expiration date of July 24, 2018. As of December 31, 2009, there were 4,090,000 shares available under the plan.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 15 – Warrants and options (continued)

The fair value of each option granted on May 9, 2008 and July 24, 2008 are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Granted on	May 9, 2008	July 24, 2008
Expected dividend yield	0%	0%
Risk-free interest rate	3.56%	3.56%
Expected life (in years)	5	5
Weighted average expected volatility	59.4%	81.2%

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on the Company’s current and expected dividend policy. The value of the options was based on the Company’s common stock price on the date the options were granted. Because the Company does not have a history of employee stock options, the Company utilized the simplified method to estimate the life of the options which is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. For the years ended December 31, 2009 and 2008, the Company expensed $62,281 and $1,311,727 in compensation expense. The options are accounted for as equity under FASB’s accounting standard related to derivative instruments and hedging activities. The options activity is as follows:

			Weighted	Average
			Average	Remaining	Aggregate
	Options	Options	Exercise	Contractual	Intrinsic
	Outstanding	Exercisable	Price	Life	Value
December 31, 2007	-	-	$-	-	$-
Granted	997,500	937,500	4.00	10.00	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
December 31, 2008	997,500	937,500	$4.00	9.68	$-
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
December 31, 2008	997,500	937,500	$4.00	9.43	$-
Granted	-	60,000	4.00	9.06	-
Forfeited	-	-	-	-	-
Exercised	(87,500)	(87,500)	4.00	8.42	-
December 31, 2009	910,000	910,000	$4.00	8.43	$-

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 16 – Change in fair value of derivative liabilities

Loss on change in fair value of derivative liabilities for the year ended December 31, 2009 comprised as following:

	Fair value at	Fair value at			Change in fair
	January 1,	dates of	Fair value at	Fair value at	value at
	2009 or	warrants	date of notes	December 31,	December 31,
Change in fair value of derivative liabilities of:	issuance date	exercised	conversion	2009	2009
Conversion option of convertible notes	$6,552,504	$-	$2,168,287	$19,960,145	$15,575,928
Warrants attached to convertible notes	3,826,896	-	-	11,804,252	7,977,356
Warrants issued to placement agent	287,615	-	-	897,010	609,395
Warrants issued with prior placements	1,668,026	6,306,275	-	-	4,638,249
Initial charge to income from convertible notes	825,261	-	-	-	825,261
Total	$13,160,302	$6,306,275	$2,168,287	$32,661,407	$29,626,189

Note 17 – Interest expense (income), net

Interest expense (income), net for the years ended December 31, 2009 and 2008 comprised as following:

Interest expense (income), net	2009	2008
Interest expense – bank and other loans	$1,098,939	$494,040
Interest expense – due to holder of noncontrolling interest	2,068,897	-
Interest expense – due to strategic investors	1,072,216	-
Interest expense – convertible notes	302,010	-
Interest income	(611,813)	(120,543)
Total	$3,930,249	$373,497

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

Reserve fund

10% of the net income determined in accordance with PRC accounting rules and regulations are transferred to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of December 31, 2009, approximately $2 million still needs to be transferred to statutory reserve. The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 18 – Statutory reserves (continued)

Enterprise expansion fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. The Company’s policy is to transfer 5% of the Shandong Taibang’s net income to this fund determined in accordance with the Company’s policy.

Note 19 – Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. All permanent employees are entitled to an annual pension equal to their basic salaries at retirement. The PRC government is responsible for the benefit liability to these retired employees. The Company is required to make contributions to the state retirement plan at 20% of the monthly base salaries of the current employees. For the years ended December 31, 2009 and 2008, the Company made pension contributions in the amount of $498,973 and $220,493, respectively.

Note 20 - Noncontrolling interest and distribution

The roll forward of noncontrolling interest in the balance sheet is shown below:

	Fang Cheng	Shandong	Guizhou	Guiyang	Guiyang
	Plasma Co.	Taibang	Renyuan	Qianfeng	Dalin
	Minority	Minority	Minority	Minority	Minority	Total
	Owner	Owner	Owners	Owners	Owner	Noncontrolling
	(20%)	(17.24%)	(75%)	(46%)	(10%)	interest
December 31, 2007	$82,994	$3,802,898	$-	$-	$-	$3,885,892
Net income(loss)	(83,938)	3,387,779	-	-	-	3,303,841
Foreign currency translation gain/(loss)	944	3,162	-	-	-	4,106
Distribution declared	-	(2,982,045)	-	-	-	(2,982,045)
December 31, 2008	$-	$4,211,794	$-	$-	$-	$4,211,794
Dalin acquisition	-	-	2,444,304	17,317,066	1,763,689	21,525,059
Net income(loss)	(12,670)	5,321,061	(111,753)	9,884,220	1,267,631	16,348,489
Foreign currency translation gain/(loss)	-	(186)	-	-	-	(186)
Distribution declared	-	(1,212,834)	-	(7,327,205)	(415,353)	(8,955,392)
December 31, 2009	$(12,670)	$8,319,835	$2,332,551	$19,874,081	$2,615,967	$33,129,764

Distributions declared are split pro rata between the shareholders according to their ownership interest. The payment of the distributions may occur at different times to the shareholders resulting in distributions which do not appear to be reflective of the minority ownership percentages. As of December 31, 2009, minority shareholders owned 17.24% of the Shandong Taibang, 10% of Dalin and 46% of Qianfeng. The table below shows the minority shareholder and distributions outstanding.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 20 - Noncontrolling interest and distribution (continued)

	Shandong	Guiyang	Guiyang
	Taibang	Qianfeng	Dalin	Total
	Noncontrolling	Noncontrolling	Noncontrolling	Noncontrolling
	shareholder	shareholder	shareholder	shareholder
Distribution payable, December 31, 2007	$506,626	$-	$-	$506,626
Distribution declared	2,982,045	-	-	2,982,045
Distribution paid	(288,300)	-	-	(288,300)
Foreign currency translation adjustments	51,983	-	-	51,983
Distribution payable, December 31, 2008	$3,252,354	-	$-	$3,252,354
Distribution declared	1,212,834	7,327,205	415,353	8,955,392
Distribution paid	(4,479,381)	(7,330,671)	(415,353)	(12,225,405)
Foreign currency translation adjustments	14,780	3,466	-	18,246
Distribution payable, December 31, 2009	$587	$-	$-	$587

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

According to the Equity Transfer Agreement, as amended, the Company can exercise the shareholder's rights, as well as taking over all the corporate seals and license, of Dalin upon the payment of the second installment. The Company paid the second installment according to the agreement on December 14, 2008; however Dalin's related voting power over its main operating entity, Qianfeng, was not transfered to the Company until the Company's nominees gained control of the board of directors and the management positions of Qianfeng on January 16, 2009. The Company's four nominees were elected to Qianfeng's seven-member board of directors in a special meeting of Qianfeng's shareholders, including Dalin, on that date, and on January 16, 2009, the Qianfeng's Board of Directors elected a new management team consisting of all Logic Express' and Dalin's appointees, including a new Chief Executive Officer, Executive Senior Vice President, Chief Financial Officer and Director of Sales. Until that time, the Company could not exercise any control over, or retain any financial interest in Qianfang. Therefore, the Company believes that January 16, 2009, the date on which the Company legally obtained control, acquired the assets, assumed the liabilities and became entitled to Dalin's share of the profit generated by Qianfeng as the acquisition date for the accounting purpose according to the FASB’s accounting standard related to business combination. The results of Dalin's and its subsidiaries' operations from January 1, 2009 through December 31, 2009 are included in the Company's Consolidated Statements of Income and Comprehensive Income

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 21 – Business combinations (continued)

Effective January 1, 2009, the Company adopted FASB’s accounting standard related to business combination which required acquisition method of accounting to be used for all business combinations and for an acquirer to be identified for each business combination. This accounting standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the standard).

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
December 31, 2009

Note 21 – Business combinations (continued)

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

The Company determined the $50.4 million fair value of the acquired assets of Dalin based on an evaluation by an independent appraisal and the final asset evaluation by the management. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed shall be recognized as goodwill. As a result, the $12.4 million of goodwill was due to the acquisition purchase price over the fair value of the assets acquired. As of December 31, 2009, the Company did not record any impairment charge from write-downs of purchased intangible assets since the Company do not identify any trends caused a reduction in expected future cash flows.

The following table presents the details of the fair value purchased intangible assets acquired through business combinations as of January 16, 2009:

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 21 – Business combinations (continued)

Pro Forma

The following unaudited pro forma condensed income statement for the year ended December 31, 2008 were prepared under generally accepted accounting principles as if the acquisition of Dalin has occurred on January 1, 2008. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

December, 2008
Revenues	$79,943,285
Cost of revenues	25,543,884
Gross profit	54,399,401
Operating expenses	16,731,924
Other expenses, net	857,728
Provision for Income taxes	7,280,803
Net income before noncontrolling interest	29,528,946
Less: net income attributable to noncontrolling interest	10,054,974
Net income attributable to controlling interest	$19,473,972
Basic - earning per share
Weighted average number of shares	21,434,942
Earnings per share	$0.91
Diluted - earning per share
Weighted average number of shares	21,556,342
Earnings per share	$0.90

Note 22 – Subsequent Events

Shandong Jinxiang Medical Device Company

On January 13, 2010, the 17.26% minority shareholder of Shandong Taibang, Shandong Institute, and forty two (42) employees of the Company seconded from Shandong Institute purchased 52.3% and 27.7%, respectively, of the equity interest in one of the Company’s existing suppliers and agents Shandong Jinxiang Medical Device Company or Jinxiang, from its owner. Since November 2003, Jinxiang has been one of the Company’s suppliers for chemicals and diagnostic reagents that are used in the fractionation process. Purchases from Jinxiang accounted for 1.0%, or RMB 679,127 (approximately $99,567), of the Company’s total purchases from suppliers in 2009. Jinxiang also acts as a commissioned agent for the Company’s products. During 2009, Shandong Taibang sold to or through Jinxiang RMB 1,292,800 (approximately $189,537) in products, representing less than 0.2% of the Company’s net sales, and Jinxiang was entitled to commissions totaling RMB 117,312 (approximately $17,199).

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 22 – Subsequent Events (continued)

Distributions declaration by Guiyang Dalin

On February 3, 2010, the Board of Directors of Guiyang Dalin declared a RMB 4,500,000 (approximately $660,150) distribution to its 90% shareholder Logic China and the 10% shareholder Fan Shao Wen. The funds have been subsequently transferred to their accounts as instructed on February 5, 2010.

Distributions declaration by Guiyang Qianfeng

On January 29, 2010, the Board of Directors of Guiyang Qianfeng declared a RMB 60,000,000 (approximately $8,802,000) distribution to its 54% shareholder Guiyang Dalin, the 19% shareholder Guizhou Eakan, the 18% shareholder Shenzhen Yigongshengda, and the 9% shareholder Guizhou Jie’an. The funds have been subsequently transferred to their accounts as instructed on February 5, 2010.

Renew of bank loan

On January 8, 2010, Shandong Taibang repaid its RMB 20 million (approximately $2,934,000) outstanding bank loan to Taishan Sub-Branch of the Bank of China per loan agreement. On January 29, 2010, Shandong Taibang entered into a new short term loan agreement with the Taishan Sub-Branch of the Bank Of China, pursuant to which the bank loaned Shandong Taibang RMB 20 million (approximately $2,934,000). The Loan has an annual interest rate of 5.31% on all outstanding principal and is due and payable in full on January 28, 2011. Shandong Taibang is obligated under the loan agreement to pay the interest quarterly and repay the principal along with any remaining unpaid interest in full on the maturity date. Shandong Taibang may not prepay the loan without the prior written notice to the bank, which should be solicited no later than 10 days before such prepayment. If the loan is not paid in full by the maturity date, the interest rate will be increased to 7.97%, until full payment is made. In addition, if the loan is used for any other purpose than to fund the purchase of raw materials, the bank will have the right to increase the interest rate to 7.97% on the misused portion of the loan, effective as of the date such funds are misused, until the misused portion is repaid in full. Furthermore, if the quarterly interest payments required under the loan agreement are not timely made during the term, the bank will have the right to increase the interest rate to 7.97%, . Shandong Taibang currently plans to use the loan to fund the purchase of raw materials.

Appointment of new independent director and issuance of stock options

On February 4, 2010, in conjunction with the appointment of Dr. Xiangmin Cui as an independent director, the Company granted Dr. Cui, options to purchase 20,000 shares of the Company's common stock under the Company's 2008 Equity Incentive Plan (the "2008 Plan"), which at exercise price of $10.66, and will vest in two equal portions over 12 months, with an initial vesting date of August 4, 2010 and a final vesting date of February 4, 2010.

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 22 – Subsequent Events (continued)

Redemption of the convertible notes and exercise of warrants

On January 13, 2010, two of the Company’s Note holders, subsequent to their December 22, 2009 their conversion of $1,000,000 convertible note as described in the Note 11 above, exercised their rights to convert remaining $1,054,140 of their Notes into an aggregate of 263,535 shares of the Company’s common stock. As a result, only in the principal amount of $7,500,000 of the convertible notes is outstanding as of the date of this report. On February 9, 2010, the same two Note holders exercised all of their warrants, granted along with the convertible note, into an aggregate of 143,575 shares of the Company's common stock. On February 10, 2010, the agent warrants, granted to the agent along with the convertible note, were exercised, through cashless feature, into 37,251 shares of the Company's common stock.

Acquisition of Yuncheng Ziguang Biotechnology

On January 22, 2010, Shandong Taibang entered into an Equity Transfer Agreement with Yuncheng Ziguang Biotechnology Co., Ltd., which is located in Yuncheng, Shandong Province. Under the terms of the Equity Transfer Agreement, Shandong Taibang agreed to purchase 100% of Yuncheng Ziguang’s equity interest at a purchase price of RMB 10,066,672 (approximately $1,216,054), which was subsequently paid as of February 24, 2010. Yuncheng Ziguang’s main business is manufacturing, packing and selling of health drinks and foods. Among its assets, Yuncheng Ziguang owns six buildings and a right to acquire a land use right with approximately 323,000 square feet in size. The purpose of this acquisition is mainly for relocation of Shandong Taibang’s Yun Cheng plasma station, which is adjacent to Yuncheng Ziguang, into the existing building and the land that Yuncheng Ziguang currently owns or entitled to own. Yun Cheng plasma station is the oldest and smallest among the Company's five stations in Shandong. Shandong Taibang expects that the relocation of the plasma station into the new facility will increase its plasma collection capacity with a low investment cost.

See report of independent registered public accounting firm.

SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 23, 2010

CHINA BIOLOGIC PRODUCTS, INC.

By:	/s/ Chao Ming Zhao
Chao Ming Zhao
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Siu Ling Chan	Chairwoman of the Board	March 23, 2010
Siu Ling Chan

/s/ Chao Ming Zhao	Chief Executive Officer	March 23, 2010
Chao Ming Zhao	(Principal Executive Officer)

/s/ Yu-Yun Tristan Kuo	Chief Financial Officer	March 23, 2010
Yu-Yun Tristan Kuo	(Principal Financial and Accounting Officer)

/s/ Lin Ling Li	Director	March 23, 2010
Lin Ling Li

/s/ Sean Shao	Director	March 23, 2010
Sean Shao

/s/ Xiangmin Cui	Director	March 23, 2010

/s/ Tong Jun Lin	Director	March 23, 2010
Tong Jun Lin

EXHIBIT INDEX

Exhibit	Description
No.

2.1	Share Exchange Agreement between the Company, Logic Express Limited and the selling stockholders signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
3.2	Amended and Restated By-Laws, adopted on March 31, 2009
4.1	Securities Purchase Agreement between the Company, Logic Express Limited, Shandong Taibang Biological Products Co., Ltd., and the selling stockholders and investors signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 4.1 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.2	Registration Rights Agreement, between the Company and certain investors signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.3	Form of Stockholder Warrant to purchase Common Stock, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.3 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.4	Lane Warrant, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.4 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.5	Share Escrow Agreement, between the Company, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.5 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

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

4.16	Form of Registration Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Company on June 5, 2009).
4.17	Form of 3.8% Convertible Senior Secured Note due 2011(incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by the Company on June 5, 2009).
4.18	Form of Warrant (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by the Company on June 5, 2009)
10.1.	China Biologic Products, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on May 13, 2008)
10.2.	Form of Stock Option Award Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K, filed by the Company on May 13, 2008)

10.3.	Group Secondment Agreement, dated October 28, 2002, between Shandong Taibang Biological Products Co., Ltd. and the Shandong Institute (English Translation) (incorporated by reference to Exhibit 10.1 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.4.	Amended and Restated Joint Venture Agreement, between Logic Express Limited and the Shandong Institute, dated as of March 12, 2006 (English Translation) (incorporated by reference to Exhibit 10.2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
10.5.	Letter of Intent for Equity Transfer, between Logic Express Limited and the Shandong Institute, dated as of June 10, 2006 (English Translation) (incorporated by reference to Exhibit 10.3 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
10.6.	Raw Plasma Supply Agreement, between Shandong Taibang Biological Products Co., Ltd. and Qihe Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.4 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
10.7.	Raw Plasma Supply Agreement, between Shandong Taibang Biological Products Co., Ltd. and the Xiajin Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.5 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
10.8.	Raw Plasma Supply Agreement, between Shandong Taibang and the Zhangqiu Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.6 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
10.9.	Plasma Processing Agreement, between Shandong Taibang Biological Products Co., Ltd. and Qi He An Tai Plasma Collection Co., Ltd., dated as of January 2, 1007 (English Translation) (incorporated by reference to Exhibit 10.9 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.10.	Plasma Processing Agreement, between Shandong Taibang Biological Products Co., Ltd. and the Xia Jin An Tai Plasma Collection Co., Ltd., dated as of January 2, 2007 (English Translation) (incorporated by reference to Exhibit 10.10 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.11.	Plasma Processing Agreement, between Shandong Taibang Biological Products Co., Ltd. and the Zhang Qiu An Tai Plasma Collection Co., Ltd., dated as of January 2, 2007 (English Translation) (incorporated by reference to Exhibit 10.11 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.12.	Asset Purchase Agreement, between Zhang Qiu An Tai Plasma Collection Co., Ltd. and Zhang Qiu Plasma Collection Station, dated as of December 31, 2006 (English Translation) (incorporated by reference to Exhibit 10.12 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.13.	Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of April 24, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.14.	Asset Purchase Agreement, between Qi He An Tai Plasma Collection Co., Ltd. and Qi He County Plasma Collection Station, dated as of November 9, 2006 (English Translation) (incorporated by reference to Exhibit 10.14 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.15.	Asset Purchase Agreement, between Xia Jin An Tai Plasma Collection Co., Ltd. and Xia Jin County Plasma Collection Station, dated as of October 20, 2006 (English Translation) (incorporated by reference to Exhibit 10.15 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.16.	Asset Purchase Agreement, between Liao Cheng An Tai Plasma Collection Co., Ltd. and Yang Gu County Plasma Collection Station, dated as of November 3, 2006 (English Translation) (incorporated by reference to Exhibit 10.16 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

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

10.38.	Form of Director’s Employment Agreement of China Biologic (incorporated by reference to Exhibit 10.8 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
10.39.	Form of Independent Director Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on July 30, 2008)
10.40.	Form of Indemnity Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K, filed by the Company on July 30, 2008)
10.41	Form of Guarantee and Pledge Agreement, dated June 10, 2009 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on June 5, 2009).
10.42	Form of Indemnification Agreement, dated June 10, 2009 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company on June 5, 2009).
14	Code of Ethics (incorporated by reference to Exhibit 14 of the annual report on Form 10-KSB, filed by the Company on March 28, 2008)
21*	Subsidiaries of China Biologic Products, Inc.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith