Form 10-Q
period 2010-03-31
China Biologic Products, Inc.
filed 2010-05-14
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	23,520,803

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA BIOLOGIC PRODUCTS, INC.
     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2010 and DECEMBER 31, 2009

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$51,190,425	$53,843,951
Notes receivable	550,125	-
Accounts receivable, net of allowance for doubtful accounts of $1,255,629 and $1,254,955 as of March 31,2010 and December 31, 2009, respectively	3,764,123	1,767,076
Accounts receivable - related party	270,086	222,617
Other receivables	2,177,594	2,186,441
Inventories, net of allowance for obsolete of $717,960 and $519,333 as of March 31,2010 and December 31, 2009, respectively	39,175,405	35,132,724
Prepayments and deferred expense	1,672,261	1,299,125
Deferred tax assets	785,081	1,053,771
Total current assets	99,585,100	95,505,705

PLANT AND EQUIPMENT, net	31,867,690	28,873,413

OTHER ASSETS:
Investment in unconsolidated affiliate	6,815,961	6,627,355
Prepayments - non-current	3,362,943	3,223,960
Intangible assets, net	20,335,295	21,180,322
Goodwill	12,425,589	12,425,589
Total other assets	42,939,788	43,457,226

Total assets	$174,392,578	$167,836,344

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,520,975	$3,701,843
Notes payable	-	48,598
Short term loans - bank	7,408,350	4,474,350
Short term loans - holder of noncontrolling interest	3,652,500	3,652,500
Other payables and accrued liabilities	17,282,264	19,246,814
Other payable - related parties	3,087,527	3,087,527
Accrued interest - holder of noncontrolling interest	1,154,687	2,068,526
Customer deposits	4,553,560	3,868,577
Taxes payable	7,519,268	8,774,079
Investment payable	2,195,365	2,195,365
Total current liabilities	50,374,496	51,118,179

OTHER LIABILITIES:
Other payable - land use right	323,390	323,687
Notes payable, net of discount of $7,325,349 and $8,464,380 as of March 31, 2010 and December 31, 2009, respectively	174,651	89,760
Derivative liability - conversion option	15,275,245	19,960,145
Fair value of derivative instruments	9,177,262	12,701,262
Total other liabilities	24,950,548	33,074,854

Total liabilities	75,325,044	84,193,033

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized,
23,500,803 and 23,056,442 shares issued and outstanding at March 31 ,2010 and December 31, 2009, respectively	2,349	2,305
Additional paid-in-capital	28,024,808	22,517,077
Statutory reserves	19,831,853	17,414,769
Retained earnings	13,491,161	5,302,605
Accumulated other comprehensive income	5,272,137	5,276,791
Total shareholders' equity	66,622,308	50,513,547

NONCONTROLLING INTEREST	32,445,226	33,129,764

Total equity	99,067,534	83,643,311

Total liabilities and equity	$174,392,578	$167,836,344

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Unaudited)

	2010	2009
REVENUES:
Revenues	$26,861,522	$20,905,869
Revenues - related party	237,031	242,729
Total revenues	27,098,553	21,148,598

COST OF REVENUES:
Cost of revenues	6,798,854	6,214,930

GROSS PROFIT	20,299,699	14,933,668

OPERATING EXPENSES:
Selling expenses	942,908	579,496
General and administrative expenses	4,962,252	3,822,907
Research and development expenses	1,168,655	467,727
Total operating expenses	7,073,815	4,870,130

INCOME FROM OPERATIONS	13,225,884	10,063,538

OTHER (INCOME) EXPENSE:
Equity in income of unconsolidated affiliate	(188,541)	(40,247)
Change in fair value of derivative liabilities	(3,833,577)	393,023
Interest expense, net	181,053	370,853
Other income - related party	(914,289)	-
Other expense, net	94,320	51,315
Total other (income) expense, net	(4,661,034)	774,944

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	17,886,918	9,288,594

PROVISION FOR INCOME TAXES	3,196,066	2,030,194

NET INCOME BEFORE NONCONTROLLING INTEREST	14,690,852	7,258,400

Less: Net income attributable to noncontrolling interest	4,085,212	3,000,082

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	10,605,640	4,258,318

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(4,654)	445,939
COMPREHENSIVE INCOME	$10,600,986	$4,704,257

BASIC EARNINGS PER SHARE:
Weighted average number of shares	23,386,893	21,434,942
Earnings per share	$0.45	$0.20

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	26,471,425	21,434,942
Earnings per share	$0.41	$0.20

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
			Additional Paid-in capital			Accumulated other comprehensive income (loss)	Noncontrolling interest	Total

	Common stock			Retained earnings
	Shares	Par value		Statutory reserves	Unrestricted
BALANCE, December 31, 2008	21,434,942	$2,143	$10,700,032	$6,989,801	$15,392,253	$4,752,885	$4,211,794	$42,048,908

Cumulative effect of reclassification of warrants			(738,449)		(929,577)			(1,668,026)
Stock based compensation			27,373					27,373
Adjustment to statutory reserve								-
Net income					4,258,318		3,000,082	7,258,400
Dividend declared to noncontrolling interest							(4,633,987)	(4,633,987)
Noncontrolling interest acquired from acquisition							21,501,712	21,501,712
Adjustment to statutory reserve				2,760,836	(2,760,836)			-
Foreign currency translation adjustments						18,637	427,302	445,939
BALANCE, March 31, 2009 (unaudited)	21,434,942	$2,143	$9,988,956	$9,750,637	$15,960,158	$4,771,522	$24,506,903	$64,980,319

Stock based compensation			34,908					34,908
Warrants exercised	1,284,000	128	9,955,917					9,956,045
Convertible notes exercised	250,000	25	2,187,305					2,187,330
Stock option exercised	87,500	9	349,991					350,000
Net (loss) income					(2,993,421)		13,348,407	10,354,986
Dividend declared to noncontrolling interest							(4,321,405)	(4,321,405)
Noncontrolling interest acquired from acquisition							23,347	23,347
Adjustment to statutory reserve				7,664,132	(7,664,132)			-
Foreign currency translation adjustments						505,269	(427,488)	77,781

BALANCE, December 31, 2009	23,056,442	$2,305	$22,517,077	$17,414,769	$5,302,605	$5,276,791	$33,129,764	$83,643,311

Stock based compensation			571,893					571,893
Issuance of common stock upon exercise of Warrants	180,826	18	2,436,907					2,436,925
Issuance of common stock upon conversion of Convertible Note	263,535	26	2,498,931					2,498,957
Net income					10,605,640		4,085,212	14,690,852
Dividend declared to noncontrolling interest							(4,782,420)	(4,782,420)
Adjustment to statutory reserve				2,417,084	(2,417,084)			-
Non-control Interest transfer per equity transferred in Fangcheng							12,670	12,670
Foreign currency translation adjustments						(4,654)		(4,654)
BALANCE, March 31, 2010 (unaudited)	23,500,803	$2,349	$28,024,808	$19,831,853	$13,491,161	$5,272,137	$32,445,226	$99,067,534

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$10,605,640	$4,258,318
Net income attributable to noncontrolling interest	4,085,212	3,000,082
Consolidated net income	14,690,852	7,258,400
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	793,657	759,072
Amortization	869,251	838,459
Loss (gain) on disposal of equipment	3,019	(276)
Allowance for bad debt - accounts receivables	23,329	26,581
Allowance for obsolete inventories	198,559	-
Deferred tax assets	214,583	-
Stock based compensation	571,893	27,373
Change in fair value of derivative liabilities	(3,833,577)	393,023
Amortization of deferred note issuance cost	86,790	-
Amortization of discount on convertible notes	99,318	-
Equity in income of unconsolidated affiliate	(188,541)	(40,246)
Change in operating assets and liabilities:
Notes receivable	(549,938)	(468,832)
Accounts receivable	(1,997,040)	(97,007)
Accounts receivable - related party	(47,452)	(212,367)
Other receivables	8,847	(18,487)
Inventories	(4,283,720)	(3,513,011)
Prepayments and deferred expenses	(512,690)	(124,944)
Accounts payable	(180,806)	(252,850)
Other payables and accrued liabilities	(2,383,690)	307,916
Accrued interest - holder of noncontrolling interest	(913,840)	305,966
Customer deposits	684,750	2,872,712
Taxes payable	(1,260,708)	(979,190)
Net cash provided by operating activities	2,092,846	7,082,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	334	11,938,784
Payments made for acquisition	(1,476,781)	-
Purchase of plant and equipment	(1,443,043)	(986,640)
Additions to intangible assets	(24,484)	(88,845)
Advances on non-current assets	(569,626)	(474,736)
Net cash (used in) provided by investing activities	(3,513,600)	10,388,563

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants conversion	689,160	-
Proceeds from short term loans - bank	5,924,660	7,647,822
Payments on short term loans - bank	(2,962,330)	-
Payments on notes payables	(48,582)	-
Distribution paid to noncontrolling interest shareholders	(4,780,790)	-
Net cash (used in) provided by financing activities	(1,177,882)	7,647,822

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(54,890)	72,655

(DECREASE) INCREASE IN CASH	(2,653,526)	25,191,332

CASH and CASH EQUIVALENTS, beginning of year	53,843,951	8,814,616

CASH and CASH EQUIVALENTS, end of year	$51,190,425	$34,005,948

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$3,806,691	$1,783,619
Interest paid (net of capitalized interest)	$62,286	$236,649
Non-cash investing and financing activities:
Reclassification of derivative liability to equity related to conversion of convertible notes	$1,809,771	$-
Reclassification of derivative liability to equity related to exercise of warrants	$2,436,907	$-
Distribution paid by offsetting accounts receivable - related party	$-	$3,735,243
Net assets acquired with prepayments made in prior periods	$-	$14,240,772
Net assets addition with unpaid commitment	$395,540	$14,240,772
Plant and equipment acquired with prepayments made in prior periods	$424,858	$87,305

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Current Development

Dalin Acquisition and Entrustment Agreement

Logic Express Ltd. (“Logic Express”), CBP’s wholly owned subsidiary, through Logic Holdings(Hong Kong) Ltd. (“Logic Holdings”) completed the acquisition of 90% interest in Guiyang Dalin Biologic Technologies Co. Ltd. (“Dalin”), previously known as Chongqing Dalin Biologic Technologies Co. Ltd., in April 2009 upon payment of 90% of the total purchase price of approximately RMB 194,400,000 ($28,479,600). The Company is obligated to pay the remaining 10% of the purchase price, RMB 19,440,000 (approximately $2,847,960), on or before April 9, 2010, the one-year anniversary of the local Administration for Industry and Commerce’s approval of the equity transfer. On April 9, 2010, the Company paid the final 10% of the total purchase price according to the equity transfer agreement.

In accordance with the terms of the equity transfer agreement, Logic Holdings effectively became a 90% shareholder in Dalin, including the right to receive its pro rata share of the profits on January 1, 2009.

On April 6, 2009, Logic Express entered into an equity transfer and entrustment agreement, or Entrustment Agreement, among Logic Express, Shandong Taibang Biological Products Co. Ltd (“Shandong Taibang”), and the Shandong Institute of Biological Products (“the Shandong Institute”), the holder of the minority interests in Shandong Taibang, pursuant to which, Logic Express agreed to permit Shandong Taibang and the Shandong Institute to participate in the indirect purchase of Qianfeng’s equity interests. Under the terms of the Entrustment Agreement, Shandong Taibang agreed to contribute 18% or RMB 35,000,000 (approximately $5,116,184) of the Dalin purchase price and the Shandong Institute agreed to contribute 12.86% or RMB 25,000,000 (approximately $3,654,917) of the Dalin purchase price. Logic Express is obligated to repay to Shandong Taibang and the Shandong Institute their respective investment amounts on or before April 6th, 2010, along with their pro rata share, based on their percentage of the Dalin purchase price contributed, of any distribution on the indirect equity investment in Qianfeng payable to Logic Express during 2009. Logic Express has agreed that if these investment amounts are not repaid within five days of the payment due date, then Logic Express is obligated to pay Shandong Taibang and the Shandong Institute liquidated damages equal to 0.03% of the overdue portion of the amount due until such time as it is paid. Logic Express has also agreed to pledge 30% of its ownership in Shandong Taibang to the Shandong Institute as security for nonpayment. If failure to repay continues for longer than three months after the payment due date, then the Shandong Institute will be entitled to any rights associated with the pledged interests, including but not limited to rights of disposition and profit distribution, until such time as the investment amount has been repaid. Logic Express also provided a guarantee that Shandong Taibang and the Shandong Institute will receive no less than a 6% return based on their original investment amount. On April 12, 2010, the Company fully paid Shandong Institute and Shandong Taibang on the respective investment amounts, as well as the interest, according to the Entrustment Agreement, as described in more detail in Note 3 below.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Formation of PRC Subsidiary

On December 21, 2009, the Company established Logic Management and Consulting (China) Co., Ltd. (“Logic China”), wholly-owned by the Hong Kong subsidiary, for the purpose of being a holding company for the majority interest in Dalin and to facilitate our Chinese operation at the holding company level. On December 28, 2009, the Company transferred the 90% equity interest in Guiyang Dalin from Logic Holding to Logic China to better situate the Company in PRC operations.

Acquisition of 20% of equity interest in Fangcheng Plasma Co.

On January 13, 2010, the 20% title of Fangcheng Plasma Company was transferred from former non-controlling interest to Taibang, who is now the 100% owner of Fangcheng Plasma Company.

Acquisition of Ziguang Bio-Technology Co.

On January 22, 2010, Shandong Taibang entered into an Equity Transfer Agreement with Yuncheng Ziguang Biotechnology Co., Ltd. which is located in Yuncheng, Shandong Province. Under the terms of the Equity Transfer Agreement, Shandong Taibang agreed to purchase 100% of Yuncheng Ziguang’s equity interest at a purchase price of RMB 10,066,672 (approximately $1,476,781), which was paid on February 24, 2010.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

While management has included all normal recurring adjustments considered necessary to give a fair presentation of the operating results for the periods presented, interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2009 annual report filed on Form 10-K.

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

Foreign Currency Translation

The reporting currency of the Company is the US dollar. The Company’s functional currency is the Chinese Renminbi (“RMB”), also the local currency of the Company’s principal operating subsidiaries. Results of operations and cash flows are translated at average exchange rates during the period. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statements of changes in equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

In accordance with Financial Accounting Standards Board’s (FASB) accounting standard, cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

The consolidated balance sheet amounts, with the exception of equity, at March 31, 2010 and December 31, 2009 were translated at RMB 6.82 to $1.00 and RMB 6.82 to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to consolidated statements of income and cash flow for the three months ended March 31, 2010 and 2009 were RMB 6.82 and RMB 6.83 to $1.00, respectively.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Shipping and Handling

Shipping and handling costs related to costs of goods sold are included in selling expenses and totaled $68,435 and $44,180 for the three months ended March 31, 2010 and 2009, respectively.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

	Carrying Value as of March 31, 2010	Fair Value Measurements at March 31, 2010 using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities-Conversion option	$15,275,245	$-	$15,275,245	$-
Warrants liabilities	$9,177,262	$-	$9,177,262	$-

The assumptions used in calculating the fair value of the derivative liabilities as of March 31, 2010 using the Black-Scholes option pricing model are as follows:

	Conversion	Warrants
	Options
Expected dividend yield	0%	0%
Risk-free interest rate	0.52%	1.13%
Expected life (in years)	1.2	2.2
Weighted average expected volatility	130%	130.0%

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

The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in banks as of March 31, 2010 and December 31, 2009 amounted to $50,943,464 and $53,576,495, respectively, $1,268,701 and $1,009,053 of which are covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The Company’s major product, human albumin: 20%/10ml, 20%/25ml and 20%/50ml, and 10%/10ml, 10%/25ml and 10%/50ml, accounted for 46.9% and 58.4% of total revenues, for the three months ended March 31, 2010 and 2009, respectively. If the market demands for human albumin cannot be sustained in the future or if the price of human albumin decreases, it would adversely affect the Company’s operating results.

All of the Company’s customers are located in the PRC and India. As of March 31, 2010 and 2009, the Company had no significant concentration of credit risk. There were no customers that individually comprised 10% or more of the revenue during the three months ended March 31, 2010 and 2009. Only one customer represented more than 10% of trade receivables at March 31, 2010 and no individual customer represented more than 10% of trade receivables at December 31, 2009. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There was one vendor that individually comprised 10% or more of the purchase and account payables during the three months ended March 31, 2010 and no vendor that individually comprised 10% or more of the purchase or account payables during the same period in 2009.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The Company reviews its inventory periodically for possible obsolete goods and cost in excess of net realizable value to determine if any reserves are necessary. As of March 31, 2010 and December 31, 2009, the Company reserved $717,960 and $519,333, respectively, as allowance for obsolete inventory for raw material plasma that may not qualify for production due to the 90-day quarantine period rules implemented by SFDA on July 1, 2008.

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value.

Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings and improvement	30years
Machinery and equipment	10years
Furniture, fixtures and office equipment	5-10years

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

The Company periodically evaluates the carrying value of long-lived assets in accordance with FASB’s accounting standard related to accounting for impairment and disposal of long-lived assets. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of March 31, 2010 and December 31, 2009, there were no impairments of its long-lived assets.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

Intangible assets of the Company are reviewed at least annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the years of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2010, the Company expects these assets to be fully recoverable.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

Revenues and Customer Deposits

Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

The Company’s revenues are primarily derived from the manufacture and sale of human blood products. The Company’s revenues by significant types of product for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31,
	(Unaudited)
	2010	2009
Human Albumin – 20%/10% in 10ml, 25ml and 50ml	$12,699,407	$12,351,699
Human Hepatitis B Immunoglobulin	3,332,307	60,099
Human Immunoglobulin for Intravenous Injection	5,395,465	5,372,502
Human Rabies Immunoglobulin	3,778,122	1,629,011
Human Tetanus Immunoglobulin	687,315	1,029,686
Human Immunoglobulin	649,973	213,877
Others	555,964	491,724
Total	$27,098,553	$21,148,598

The Company is engaged in sale of human blood products to customers in China and India. The amount sold in India was less than 10% of total sales for the three months ended March 31, 2010.

Research and Development Costs

Research and development costs composed of salary, material used and other expense as incurred.

Retirement and Other Post Retirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to the statement of operations as and when the related employee service is provided.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Product Liability

The Company’s products are covered by two product liability insurance of approximately $2,934,000 (RMB 20,000,000) each for Shandong Taibang and Qianfeng. As of March 31, 2010 and December 31, 2009, no claim on the insurance policy was filed. However, there is one pre-existing potential claim against Qianfeng’s products outstanding, which are still pending and the Company believes to be immaterial to the consolidated financial statements for the period ended March 31, 2010.

Government Grants

The Company’s subsidiary, Shandong Taibang, is entitled to receive grants from the Tai’an municipal government due to its operation in the high and new technology business sector. For the three months ended March 31, 2010 and 2009, no non-refundable grants were received from the Tai’an municipal government. Grants received from the Tai’an municipal government can be used for enterprise development and technology innovation purposes.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

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
March 31, 2010
(Unaudited)

Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Provision for income taxes consist of taxes currently due plus deferred taxes. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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
March 31, 2010
(Unaudited)

Further, as a result of adoption this accounting standard, net income attributable to noncontrolling interests is now excluded from the determination of consolidated net income.

Recently Issued Accounting Pronouncements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The effective date of this amended pronouncement was as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company adopted this standard and the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The effective date of this amended pronouncement was as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period. The Company adopted this standard and the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this standard and the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and the adoption of this standard did not have material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – Related party transactions

The material related party transactions undertaken by the Company with related parties as of March 31, 2010 and December 31, 2009 are presented as follows:

		March 31, 2010	December 31,
Assets	Purpose	(unaudited)	2009
Accounts receivable – related party(1)	Processing fees	$270,086	$222,617

		March 31, 2010	December 31,
Liabilities	Purpose	(unaudited)	2009
Short term loans – holder of noncontrolling interest(2)	Loan	$3,652,500	$3,652,500

Accrued interest – holder of noncontrolling interest(2)	Interest payable	$1,154,687	$2,068,526

Other payable – related parties(3)	Loan	$2,122,772	$2,122,772
Other payable – related parties(4)	Contribution	964,168	964,168
Distribution payable - holder of noncontrolling interest	Distribution	587	587
Total		$3,087,527	$3,087,527

(1) Qianfeng provides processing services for Guizhou Eakan, one of the Qianfeng’s non-controlling shareholders. The total processing services income amounted to $237,031 and $242,729 for the three months period ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, Guizhou Eakan owes Qianfeng processing fees in an amount of $270,086 and $222,617, respectively. The outstanding balance as of March 31, 2010 has been paid in cash at the beginning of April 2010.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

(2) On April 6, 2009, Logic Express entered into an equity transfer and entrustment agreement, or Entrustment Agreement, among Logic Express, Shandong Taibang, and the Shandong Institute of Biological Products, or the Shandong Institute, the holder of the noncontrolling interests in Shandong Taibang, pursuant to which, Logic Express agreed to permit Shandong Taibang and the Shandong Institute to participate in the indirect purchase of Qianfeng's equity interests. Under the terms of the Entrustment Agreement, Shandong Institute agreed to contribute 12.86% or $3,652,500 (RMB 25,000,000) of the Dalin purchase price. Logic express is obligated to repay to the Shandong Institute their investment amount on or before April 6th, 2010, along with their pro rata share, based on their percentage of the Dalin purchase price contributed, of any distribution on the indirect equity investment in Qianfeng payable to Logic Express during 2009. As of March 31, 2010, the Company was able to settle the interest liability with Shandong Institute for $1,154,687 therefore recognizing an other income of $913,839. On April 12, 2010, the Company fully paid the Shandong Institute and Shandong Taibang on the respective investment amounts, as well as the interest, according the Entrustment Agreement. The interest paid to the Shandong Institute is approximately $1,154,687.

(3) Qianfeng has payables to Guizhou Eakan Investing Corp. in the amount of approximately $2,122,772 (RMB14, 470,160). Guizhou Eakan Investing Corp. is one of the shareholders of Guizhou Eakan, one of the Qianfeng’s minority shareholders. The Company borrowed this non-interest bearing amount for working capital purposes. The balance is due on demand in the form of cash.

(4) Qianfeng has payables to Guizhou Jie’an, a holder of noncontrolling interest, in amount of approximately $964,168 (RMB 6,569,840). In 2007, Qianfeng received additional contributions from Guizhou Jie’an in the amount of $962,853 to maintain Jie’an ownership interest in the Company at 9%. However, due to legal dispute among Shareholders over Raising Additional Capital as stated in legal proceeding section, commitment and contingent liabilities, the money may be returned to Jie’an.

Note 4 – Accounts receivable

Trade accounts receivable consist of the following:

	March 31, 2010	December 31, 2009
	(unaudited)
Trade accounts receivable	$5,019,752	$3,022,031
Less: Allowance for doubtful accounts	(1,255,629)	(1,254,955)
Total	$3,764,123	$1,767,076

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The activity in the allowance for doubtful accounts for trade accounts receivable for the three months ended March 31, 2010 and the year ended December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
	(unaudited)
Beginning allowance for doubtful accounts	$1,254,955	$1,268,052
Additional charged to bad debt expense	2,883	18,737
Recovery of amount previously reserved	(2,210)	(31,826)
Write-off charged against the allowance	-	-
Foreign currency translation adjustment	1	(8)
Ending allowance for doubtful accounts	$1,255,629	$1,254,955

Note 5 – Inventories

Inventories consisted of the following:

	March 31, 2010	December 31, 2009
	(unaudited)
Raw materials	$21,671,903	$19,720,420
Work-in-process	8,938,701	8,407,319
Finished goods	9,282,761	7,524,318
Total	39,893,365	35,652,057
Less: Allowance for obsolete inventories	(717,960)	(519,333)
Inventories, net	$39,175,405	$35,132,724

Note 6 – Other receivables, prepayments and deferred expense

Other receivables represent deposits the Company paid to suppliers or service providers, as well as receivables from employees amounting to $2,177,594 and $2,186,441 as of March 31, 2010 and December 31, 2009, respectively. In 2009, the Shandong Taibang sponsored two separate housing projects with local developers to assist 107 of its employees to purchase houses to be constructed. Developers required deposits of at least 80% of the total purchase price before the commencement of the project. Employees are required to deposit at least 30% and up to 80% of the total purchase prices and Shandong Taibang advanced $1,512,583 in total, which represents the difference between the required deposits by the developer and the actual deposits made by the employees, on behalf of the employees to the developer. The advances to the employees are expected to be re-paid within one year.

Prepayments and deferred expense represent partial payments for deposits on material purchases, prepaid leases and prepayment for insurance expenses and amounted to $1,672,261 and $1,299,125 as of March 31, 2010 and December 31, 2009, respectively.

Long term prepayments represent partial payments or deposits on plant and equipment and intangible assets purchases and amounted to $3,362,943 and $3,223,960 as of March 31, 2010 and December 31, 2009, respectively.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	March 31, 2010	December 31, 2009
	(unaudited)
Buildings and improvements	$14,593,694	$12,901,205
Machinery and equipment	23,957,008	23,428,848
Furniture, fixtures, office equipment and vehicle	4,000,773	3,862,385
Total depreciable assets	42,551,475	40,192,438
Accumulated depreciation	(14,747,707)	(13,953,793)
Plant and equipment, net	27,803,768	26,238,645
Construction in progress	4,063,922	2,634,768
Total	$31,867,690	$28,873,413

Depreciation expense for the three months ended March 31, 2010 and 2009 amounted to $793,657 and $759,072, respectively. No interest was capitalized into construction in progress in the three months ended March 31, 2010 and 2009. Construction in progress summary as below:

	CIP balance as of
	March 31, 2010	Expected date of	Estimated additional
Projects	(unaudited)	completion	cost to input
Danzhan Plasma Co.	$599,094	June 2010	$203,089
Huangping Plasma Co.	850,448	June 2010	221,890
Puding Plasma Co.	521,748	June 2010	72
Nayong Plasma Co.	590,403	June 2010	436,556
Weining Plasma Co.	703,288	June 2010	31,425
Qiangfeng	8,069	June 2010	254,821
Taibang	790,872	June 2010	427,427
Total	$4,063,922		$1,575,280

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
March 31, 2010
(Unaudited)

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

Summarized unaudited financial information of Huitian is as follows:

	March 31, 2010	December 31, 2009
Current assets	$7,612,869	$9,912,775
Non-current assets	9,964,191	10,195,357
Total assets	$17,577,060	$20,108,132
Current liabilities	983,021	4,031,033
Non-current liabilities	308,070	308,070
Shareholders' equity	16,285,969	15,769,029
Total liabilities and shareholders' equity	$17,577,060	$20,108,132

The portion of the difference between the cost of an investment and the amount of underlying equity in net assets of Huitian that is recognized as goodwill shall not be amortized, but instead should continue to be reviewed for impairment in accordance with FASB’s accounting standard.

Summarized unaudited financial information of Huitian is as follows:
	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Net sales	$2,402,751	$1,159,285
Gross profit	$1,335,319	$389,530
Income before taxes	$647,420	$135,281
Net income	$538,689	$114,989
Company’s share of net income	$188,541	$40,247

The roll forward of investment in Huitian in the balance sheet is shown below:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Huitian - 35%
Ownership
December 31, 2008	$-
Investment made	6,533,977
Net income from 2009	566,984
Dividend declared	(473,952)
Foreign currency translation gain	346
December 31, 2009	6,627,355
Net income from the three months ended March 31, 2010	188,541
Dividend declared	-
Foreign currency translation gain	65
March 31, 2010 (unaudited)	$6,815,961

Note 9 – Intangible assets, net

Intangible assets consisted of the following:

	March 31, 2010	December 31, 2009
	(unaudited)
Land use rights	$4,184,039	$4,163,140
Permits and licenses	11,261,611	11,261,611
Blood donor network	2,347	2,347
Software	149,492	145,897
GMP certificate	2,327,885	2,327,885
Long-term customer-relationship	6,941,170	6,941,170
Totals	24,886,544	24,842,050
Accumulated amortization	(4,531,249)	(3,661,728)
Intangible assets, net	$20,335,295	$21,180,322

Total amortization expense for the three months ended March 31, 2010 and 2009 amounted to $869,251 and $838,459 respectively.

The amortization expense related to purchased and other intangible assets due to the consolidation of Dalin is $793,386 and $792,629 for the three months ended March 31, 2010 and 2009, respectively.

Amortization expense for intangible assets for the next five fiscal years is as follows:

	2011	2012	2013	2014	2015	Thereafter
Amortization expense	$3,353,442	$3,346,893	$1,583,503	$1,485,798	$1,164,382	$9,401,277

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 10 – Debt

Short term loans and current maturities of long term loan

Short term loans represent renewable loans due to various banks which are normally due within one year.

The Company’s bank loans consisted of the following:
Loans	Due by	Annual interest rates	March 31, 2010 (Unaudited)	December 31, 2009
Short term loans:
Short term bank loan, secured(1)	June 1, 2010	5.40%	$1,467,000	$1,467,000
Short term bank loan, un-secured	January 7, 2010	5.31%	2,934,000	2,934,000
Short term loan, un-secured	On demand	0.00%	73,350	73,350
Short term bank loan, secured(2)	March 22, 2010	5.84%	2,934,000	-
Total			$7,408,350	$4,474,350

Interest expense related to the bank loans totaling $62,286 and $622,449 were incurred during the three months ended March 31, 2010 and 2009, respectively.

(1) The loan in the amount of $1,467,000 is secured by Shandong Taibang’s land use rights and buildings located in Taian, Shandong Province, PRC with the carrying net value as follows:

	March 31, 2010	December 31, 2009
	(unaudited)
Buildings in Taian, Shandong	$1,238,010	$1,238,010
Land use rights in Taian, Shandong	433,793	433,793
Total	$1,671,803	$1,671,803

(2) The loan in the amount of $2,934,000 is secured by Qianfeng’s buildings located in Guiyang, Guizhou Province, PRC, with carrying net values of RMB 28,933,927 as of March 31, 2010.

Other payables and accruals

Other payables and accruals consist of the following:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

	March 31, 2010	December 31, 2009
	(unaudited)
Other payables (1)	$8,722,680	$7,465,640
Accruals for promotion costs and others (2)	3,502,207	5,281,843
Accruals for salaries and welfare	1,552,363	2,341,874
Accruals for RTO expenses	245,657	245,657
Accruals for selling commission and promotion fee	749,451	691,858
Other Payable - government grant	95,077	143,488
Other payable - deposit received	336,348	160,683
Other payable - funds	1,627,475	2,383,501
Accrued interest	-	81,264
Others(3)	451,006	451,006
Total	$17,282,264	$19,246,814

(1)

The other payables mainly comprise of deposits by potential strategic investors with the amount of $7,465,640. As of March 31, 2010, Qianfeng has received in an aggregate amount of $7,465,640 from potential private strategic investors in connection with subscribing shares from Qianfeng pursuant to Equity Purchase Agreement. The registration of the new investors as Qianfeng’s shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce (“AIC”) is incomplete due to share holders dispute as disclosed in below legal proceedings section below (Note 14). Additional interest of $1.2millions was accrued for the year from 2007 to current quarter based on average market interest rate around 5.9%.

(2)

Accruals for promotions and others mainly represent the payables for donors promoting expenses, accrual for audit fee, payables to employees and payables to vendors or subcontractors for construction in plasma stations in Qianfeng.

(3)

Others mainly comprise of the contingent liability due to the pending, outcome of the preceding of Qianfeng’s Guarantee to a Third Party as disclosed in below legal proceedings section below, Qianfeng provisioned a loss contingency reserve during its third quarter of 2009 for approximately $451,006 (RMB 3,074,342) to cover its share of the enforcement of this judgment.

Other payable - land use rights

In July 2003, Shandong Taibang obtained certain land use rights from the Tai’an municipal government. Shandong Taibang is required to make payments totaling approximately $20,369 (RMB 138,848) per year to the local state-owned entity, for the 50-year life of the rights or until Biological Institute completes its privatization process. The Company recorded “land use rights” equal to “other payable – land use rights” totaling $ 323,390 and $323,687 as of March 31, 2010 and December 31, 2009, respectively, determined using present value of annual payments over 50 years.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010 (Unaudited)

Note 11 – Convertible Notes
	March 31, 2010	December 31,
	(unaudited)	2009
$9,554,140, 3.8% Senior Secured Convertible Notes, due June 5, 2011	$9,554,140	$9,554,140
Less: converted	(2,054,140)	(1,000,000)
Total convertible notes outstanding	7,500,000	8,554,140
Less: unamortized discount	(7,325,349)	(8,464,380)
Notes payables, net	$174,651	$89,760

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
March 31, 2010
(Unaudited)

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

On December 22, 2009, two of the Company’s Note holders exercised their rights to convert $1,000,000 of their Notes into an aggregate of 250,000 shares of the Company’s common stock. On January 13, 2010, two Note holders continued to exercise their rights to convert $1,054,140 of their remaining Notes into an aggregate of 263,535 shares of the Company’s common stock. The fair value market of conversion options of $2,627,558, carrying value of $14,428 and accrued interest of $8,550 were included in additional paid-in-capital upon conversion of the convertible notes. As a result, Notes in the principal amount of $7,500,000 is outstanding as of March 31, 2010.

Note 12 - Earnings (loss) per share

Basic earnings/(loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares outstanding during the period.

Earnings (loss) per share is as follows for the three months ended March 31,

Basic earnings per share
	2010	2009
Net income attributable to controlling interest for basic earnings per share	$10,605,640	$4,258,318
Weighted average shares used in basic computation	23,386,893	21,434,942
Earnings per share - Basic	$0.45	$0.20

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010 (Unaudited)

Diluted earnings per share
	2010	2009
Net income attributable to controlling interest for basic earnings per share	$10,605,640	$4,258,318
Add: interest of convertible notes	172,121
Net income attributable to controlling interest for diluted earnings per share	$10,777,761	$4,258,318

Weighted average shares used in basic computation	23,386,893	21,434,942
Diluted effect of convertible debentures, warrants and options	3,084,532	-
Weighted average shares used in diluted computation	26,471,425	21,434,942
Earnings per share:
Diluted	$0.41	$0.20

For the three months ended March 31, 2010, 50,000 shares of stock option were excluded from the calculation because of anti-diluted nature. All other warrants, stock options and conversion options were included in the calculation of diluted earnings per share because of their dilutive nature.

For the three months ended March 31, 2009, all outstanding warrants and options were excluded in the calculation of diluted earnings per share because of their anti-dilutive nature.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

All of the Company plasma companies are qualified as small scale taxpayers and are subject to a tax rate of 6% in 2010.

Starting from January 1, 2008, all dividends paid to foreign parents are subject to a 10% income tax. As a result, Logic Holdings recorded $0 and $218,238 income tax expense for the three months ended March 31, 2010 and 2009, respectively, for dividends Dalin paid to its foreign parent, Logic Holdings. Logic Express recorded $582,763 and $218,089 income tax expense during the three months ended March 31, 2010 and 2009, respectively, for dividends Taibang distributed to its foreign parent, Logic Express.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2010 and 2009:

	2010	2009
U.S. Statutory rates	34.0%	34.0%
Foreign Income	(34.0)	(34.0)
China Tax rates	25.0	25.0
China income tax exemption	(10.0)	(10.0)
Temporary differences (China) (1)	1.5	-
Other items (2)	1.4	6.9
Effective income tax rates	17.9%	21.9%

(1) The 1.5% represents the effect of realization of temporary difference of $268,690 for the three months ended March 31, 2010.

(2) The other items represent $0.6 million of income tax expense for dividends that Shandong Taibang distributed to Logic Express, its foreign parent and $3.1 million of expense incurred by CBP, Logic Express and Logic Holding that are not deductible in PRC offset by $3.8 million gains (not taxable) from fair value changes of derivative liabilities for the three months ended March 31, 2010. The 6.9% represents the $0.2 million income tax expense for dividends Shandong Taibang paid to Logic Express, its foreign parent and $1.3 million expenses incurred by CBP, Logic Express and Logic Holding that are not deductible in PRC for the three months ended March 31, 2009.

The estimated tax savings due to the tax exemption for the three months ending March 31, 2010 and 2009 amounted to $1,742,291 and $763,331, respectively. The net effect on earnings per share if the income tax had been applied would decrease basic earnings per share for the three months ended March 31, 2010 and 2009 by $0.07 and $0.04, respectively. The net effect on earnings per share if the income tax had been applied would decrease diluted earnings per share for the three months ended March 31, 2010 and 2009 by $0.07 and $0.01, respectively.

The provision for income taxes consists of the following for the unaudited three months ended March 31, 2010 and 2009:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

	2010	2009
Current
U.S.	$-	$-
Foreign (China)	2,927,376	2,030,194
Total current	2,927,376	2,030,194
Deferred
U.S.	-	-
Foreign (China)	268,690	-
Total deferred	268,690	-

Provision for income taxes	$3,196,066	$2,030,194

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

The Company’s deferred taxes reflect the tax effect of temporary differences recorded as assets for financial reporting purposes and the comparable amounts recorded for income tax purpose. The deferred tax assets are measured using the enacted tax rates and law. Significant components of the deferred tax assets as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31,
	(unaudited)	2009
Current
Accrued salary and bonus expenses	$332,337	$512,586
Accrued selling and marketing expenses	112,417	108,112
Accrued interest and penalty payable to Qianfeng strategic investors	187,027	172,145
Accrued cost of raw material	153,300	260,928
U.S. loss carryforwards	89,210	599,689
	874,291	1,653,460

Non-Current
U.S. loss carryforwards	1,618,630	1,018,941

Deferred tax assets	2,492,921	2,672,401
Valuation allowance	(1,707,840)	(1,618,630)
Net deferred tax assets	$785,081	$1,053,771

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

CBP was incorporated in the United States and has incurred net operating losses for income tax purposes for the three months ended March 31, 2010. The estimated net operating loss carry forwards for United States income taxes amounted to $5,023,058 and $4,760,677 as of as of March 31, 2010 and December 31, 2009, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, from 2026 through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit from CBP to reduce the asset to zero. Management reviews this valuation allowance periodically and makes adjustments as warranted. The following table represents the rollforward of the deferred tax valuation allowance:

	For the three months	For the year ended
	ended March 31, 2010	December 31, 2009
	(unaudited)
Balance of January 1,	$1,618,630	$1,018,941
Increase	89,210	599,689
Balance as of December 31,	$1,707,840	$1,618,630

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $58 million as of March 31, 2010, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

VAT on sales amounted to $1,928,948 and $1,578,403 for the three months ended March 31, 2010 and 2009, respectively. Sales are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	March 31, 2010	December 31, 2009
	(unaudited)
VAT tax payable	$911,348	$1,110,216
Income tax payable	6,471,237	7,479,279
Other miscellaneous tax payable	136,683	184,584
	$7,519,268	$8,774,079

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to FASB’s accounting standard related to leases. Total contractual commitments for construction in progress and operating lease commitments outstanding as of March 31, 2010:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

	2010	2011	2012	2013	2014	Thereafter
Commitments for construction projects	$1,575,280	$-	$-	$-	$-	$-
Operating Lease	224,825	250,839	198,740	9,327	8,951	192,518
Total	$1,800,105	$250,839	$198,740	$9,327	$8,951	$192,518

For the three months ended March 31, 2010 and 2009, total rent expense amounted to $20,348 and $33,134, respectively.

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

In January 2008, Hua Lan enforced the judgment granted by the Intermediate Court to freeze the Company's bank accounts. Shandong Taibang has filed a separate action against Hua Lan before the Tai'an City District Court to seek recovery of any losses in connection with Hua Lan's claim and to request that the Tai'an City District Court preserve Hua Lan's property or freeze up to approximately $411,300 (RMB 3 million) of Hua Lan's assets to secure the return of such funds to the Company. The intermediate court in Tai'an City accepted the application on February 14, 2008 but the matter is still pending. Pending the outcome of the proceedings, Shandong Taibang increased its loss contingency reserve during its fourth quarter of 2007 from approximately $75,593 (RMB566,667) to $133,400 (RMB1,000,000) to cover its share of the enforcement of this judgment. During the fourth quarter of 2008, full amount of the judgment, including Feng Lin and Keliang Huang's portions of the judgment and the related fees, approximately $456,222 (RMB 3,109,900) has been withdrawn from Shandong Taibang's account. The Company recorded Feng Lin and Keliang Huang's portion of the judgment, approximately $304,143 (RMB2,073,234), as receivable as a result of the withdrawal. As of December 31, 2008, the Company determined that it is unlikely that the Company will be able to recover such receivable from those two individuals and wrote off the receivable as bad debt expense. In January 2010, Feng Lin transferred his 20% equity in Fang Cheng Plasma Company as a repayment to such receivable. As a result, the Company is now the 100% owner of the Fang Cheng Plasma Company.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

In June 2007, Jie'an brought suit in the High Court of Guizhou province, China, against Qianfeng and the three other original Qianfeng shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie'an alleged that it had a right to acquire the shares waived by the original Qianfeng shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie'an and sustained the Equity Purchase Agreement, but on November 2008, Jie'an appealed the Guizhou High Court judgment to the People's Supreme Court in Beijing. On May 13, 2009, the People's Supreme Court sustained the original ruling and denied the rights of first refusal of Jie'an over the additional shares waived by the original Qianfeng's shareholders. The registration of the new investors as Qianfeng's shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce are still pending. On January 27, 2010, the strategic investors brought suit in the High Court of Guizhou Province against Qianfeng alleging Qianfeng’s failure to register their equity interest in Qianfeng with the local AIC and requesting the distribution of their share of Qianfeng’s dividends. Dalin was also joined as a co-defendant as it is the majority shareholder and exercises control over Qianfeng’s day-to-day operations. The Company does not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, the Company believes that the Equity Purchase Agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment. In the event that Qianfeng is required to return their original investment amount to the strategic investors, Qianfeng has set aside the strategic investors’ fund along with RMB 7,313,387 (approximately $1,072,216) in accrued interests, and RMB 519,600 (approximately $74,712) for the 1% penalty imposed by the agreement for any breach. If strategic investors prevail in their suit, Dalin's interests in Qianfeng may be reduced to approximately 41.3% . The High Court of Guizhou heard the case on April 8, 2010 and encouraged, and accepted by both parties, to settle the dispute outside the court. As of the date of this report, the Company is still negotiating with the strategic investors for a term that is acceptable to the Company.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Qianfeng's Guarantee to a Third Party

In 2007, as a condition to purchase Huang Ping Plasma Station, Qianfeng entered into an agreement with Guizhou Zhongxin Investment Company (“Zhongxin”) in which Qianfeng agreed to repay Zhongxin's debt out of Qianfeng's payables to Zhongxin arising from plasma purchased from Zhongxin. In the same agreement, Qianfeng also guaranteed to the Huang Ping County Hospital (“Huang Ping Hospital”), which was the co-owner with Zhongxin of the Huang Ping Plasma Station, for the amount of RMB3,074,342 (approximately, $451,006) of debt that Zhongxin owed to Huang Ping Hospital. On June 1, 2009, Huang Ping Hospital brought suit, in Huang Ping County People's Court of Guizhou Province, against Zhongxin for non-payment of its payables and debt due to Huang Ping Hospital and Qianfeng as the guarantor. On November 2, 2009, the court ruled in favor of the plaintiff and Qianfeng will need to repay the Zhongxin’s debt to Huang Ping Hospital on behalf of Zhongxin as the guarantor. In October 2009, Qianfeng appealed to the Middle Court of Kaili District in Guizhou Province and was accepted by the court in January 2010. On April 8, 2010, the Middle Court of Kaili District ruled to sustain the original judgment. As a result, Qianfeng is in the process of filing suit against Zhongxin in the attempt to recover the RMB 3,074,342 debt that was under the guarantee. The Equity Transfer Agreement pursuant to which we acquired a 90% interest in Dalin, Qianfeng's majority shareholder, provides that the sellers will be responsible, in accordance with their equity proportion in Qianfeng, for damages incurred by Qianfeng from Zhongxin's debt and shall repay Dalin the sellers' proportionate share of payments made by Qianfeng to creditors in connection with Zhongxin's debt within 10 days after payment by Qianfeng. The RMB 3,074,342 contingent liability and proportionate share of the liability to be recovered from the sellers were properly reflected in the financials as of March 31, 2010.

Note 15 – Warrants and options

Warrants

On June 5, 2009, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company issued 3.8% Senior Secured Convertible Notes in the aggregate principal amount of $9,554,140 and Warrants to purchase up to 1,194,268 shares of common stock of the Company. The Warrants have a term of 3 years, an exercise price of $4.80 per share, as adjusted from time to time pursuant to anti-dilution and other customary provisions, and are exercisable by the Investors at any time after the date on which their related Notes are converted, except that if any of the Notes is converted in part, the Investors may only exercise a corresponding portion of the related Warrant. The Company also issued to the placement agents 93,750 Warrants to purchase common stock at an exercise price of $6.00 per share, expiring after 3 years. During the first quarter of 2010, 143,575 shares of the Investor’s Warrants and all of the placement agents Warrants were converted into the Company’s common stock and the related derivative liabilities amounted to $2,436,907 were transferred to additional paid-in capital accordingly.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

The summary of warrant activity is as follows:
		Weighted	Average
	Warrants	Average	Remaining
	Outstanding	Exercise Price	Contractual Life
December 31, 2008	1,284,000	$2.84	2.55
Granted
Forfeited
Exercised
March 31, 2009 (unaudited)	1,284,000	$2.84	2.30
Granted	1,288,018	4.89	2.44
Forfeited
Exercised	(1,284,000)	2.84	1.80
December 31, 2009	1,288,018	$4.89	2.44
Granted
Forfeited
Exercised	(237,325)	4.80	3.17
March 31, 2010 (unaudited)	1,050,693	$4.80	2.20

Options

On May 9, 2008, the Company adopted the 2008 Equity Incentive Plan, which provides up to 5,000,000 shares of Company’s Common Stock to be made available to employees and directors at various prices as established by the Board of Directors of the Company. On January 7, 2010, our board of directors granted to one of the employee options to purchase 50,000 shares of our common stock, with an exercise price of $12.60 and vested immediately with the expiration date of January 7, 2020, under the 2008 plan, in accordance with his employment agreement with the company. On February 4, 2010, the board of directors granted to a newly appointed director options to purchase 20,000 shares of our common stock, with an exercise price of $10.66; 10,000 shares of which will be vested on August 4, 2010 and the remaining 10,000 shares will be vested on February 4, 2011. As of March 31, 2010, there were 3,932,500 shares available under the plan.

The fair value of each option granted on May 9, 2008, July 24, 2008, January 7, 2010 and February 4, 2010 are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010 (Unaudited)

	May 9,	July 24,	January 7,	February 4,
Granted on	2008	2008	2010	2010
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.56%	3.56%	2.62%	2,29%
Expected life (in years)	5	5	5	5
Weighted average expected volatility	59.4%	81.2%	130.0%	130.0%

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on the Company’s current and expected dividend policy. The value of the options was based on the Company’s common stock price on the date the options were granted. Because the Company does not have a history of employee stock options, the Company utilized the simplified method to estimate the life of the options which is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. For the three months ended March 31, 2010 and 2009, the Company expensed $571,893 and $27,373 in compensation expense. The options are accounted for as equity under FASB’s accounting standard related to derivative instruments and hedging activities. The options activity is as follows:

			Weighted	Average
			Average	Remaining
	Options	Options	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
December 31, 2008	997,500	937,500	$4.00	9.43
Granted	-	30,000	4.00	9.31
Forfeited	-	-	-	-
Exercised	-	-	-	-
March 31, 2009 (unaudited)	997,500	967,500	$4.00	9.18
Granted	-	30,000	4.00	9.06
Forfeited	-	-	-	-
Exercised	(87,500)	(87,500)	4.00	8.42
December 31, 2009	910,000	910,000	$4.00	8.43
Granted	70,000	50,000	12.05	9.80
Forfeited	-	-	-	-
Exercised	-	-	-	-
March 31, 2010 (unaudited)	980,000	960,000	$4.57	8.53

Note 16 – Change in fair value of derivative liabilities

Loss (gain) on change in fair value of derivative liabilities for the three months ended March 31, 2010 comprised as following:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

	Fair value at	Fair value at			Change in fair
	January 1,	dates of	Fair value at	Fair value at	value at
	2010 or	warrants	date of notes	March 31,	March 31,
Change in fair value of derivative liabilities of:	issuance date	exercised	conversion	2010	2010
Conversion option of convertible notes	$19,960,145	$-	$2,627,558	$15,275,245	$(2,057,342)
Warrants attached to convertible notes	11,804,252	1,078,788	-	9,177,262	(1,548,202)
Warrants issued to placement agent	897,010	668,977	-	-	(228,033)
Total	$32,661,407	$1,747,765	$2,627,558	$24,452,507	$(3,833,577)

Note 17 – Interest expense (income), net

Interest expense (income), net for the three months ended March 31, 2010 and 2009 comprised as following:

Interest expense (income), net	2010	2009
Interest expense – bank and other loans	$62,286	$622,449
Interest expense – due to strategic investors	99,182	-
Interest expense – convertible notes	172,121	-
Interest income	(152,536)	(251,596)
Total	$181,053	$370,853

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

Reserve fund

10% of the net income determined in accordance with PRC accounting rules and regulations are transferred to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of March 31, 2010, approximately $19.8 million were reserved and have met 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010 (Unaudited)

Enterprise expansion fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. The Company’s policy is to transfer 5% of the Shandong Taibang’s net income to this fund determined in accordance with the Company’s policy.

Note 19 – Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. All permanent employees are entitled to an annual pension equal to their basic salaries at retirement. The PRC government is responsible for the benefit liability to these retired employees. The Company is required to make contributions to the state retirement plan at 20% of the monthly base salaries of the current employees. For the three months ended March 31, 2010 and 2009, the Company made pension contributions in the amount of $109,033 and $220,493, respectively.

Note 20 - Noncontrolling interest and distribution

The roll forward of noncontrolling interest in the balance sheet is shown below:

	Fang Cheng	Shandong	Guizhou	Guiyang	Guiyang
	Plasma Co.	Taibang	Renyuan	Qianfeng	Dalin
	Minority	Minority	Minority	Minority	Minority	Total
	Owner	Owner	Owners	Owners	Owner	Noncontrolling
	(20%)	(17.24%)	(75%)	(46%)	(10%)	interest
December 31, 2008	$-	$4,211,794	$-	$-	$-	$4,211,794
Dalin acquisition	-	-	2,444,304	17,317,066	1,763,689	21,525,059
Net income(loss)	(12,670)	5,321,061	(111,753)	9,884,220	1,267,631	16,348,489
Foreign currency translation gain/(loss)	-	(186)	-	-	-	(186)
Dividend declared	-	(1,212,834)	-	(7,327,205)	(415,353)	(8,955,392)
December 31, 2009	$(12,670)	$8,319,835	$2,332,551	$19,874,081	$2,615,967	$33,129,764
Net income(loss)		1,514,990	(59,708)	2,359,885	270,045	4,085,212
Reverse for 20% acquisition	12,670	-	-	-	-	12,670
Foreign currency translation gain/(loss)	-	-	-	-	-	-
Dividend declared	-	-	-	(4,048,920)	(733,500)	(4,782,420)
March 31, 2010 (unaudited)	$-	$9,834,825	$2,272,843	$18,185,046	$2,152,512	$32,445,226

Dividends declared are split pro rata between the shareholders according to their ownership interest. The payment of the dividends may occur at different times to the shareholders resulting in distributions which do not appear to be reflective of the minority ownership percentages. As of March 31, 2010, minority shareholders owned 17.24% of the Shandong Taibang, 10% of Dalin and 46% of Qianfeng. The table below shows the minority shareholder and dividends outstanding.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

	Shandong	Guiyang	Guiyang
	Taibang	Qianfeng	Dalin	Total
	Noncontrolling	Noncontrolling	Noncontrollin	Noncontrolling
	shareholder	shareholder	g shareholder	shareholder
Distribution payable, December 31, 2008	$3,252,354	$-	$-	$3,252,354
Dividend declared	1,212,834	7,327,205	415,353	8,955,392
Dividend paid	(4,479,381)	(7,330,671)	(415,353)	(12,225,405)
Foreign currency translation adjustments	14,780	3,466	-	18,246
Distribution payable, December 31, 2009	$587	-	-	$587
Dividend declared	-	4,048,920	733,500	4,782,420
Dividend paid	-	(4,048,920)	(733,500)	(4,782,420)
Foreign currency translation adjustments	-	-	-	-
Distribution payable, March 31, 2010 (unaudited)	$587	$-	$-	$587

Note 21 – Business combinations

Acquisition of Ziguang Bio-Technology Co.

On January 22, 2010, Shandong Taibang entered into an Equity Transfer Agreement with Yuncheng Ziguang Biotechnology Co., Ltd. which is located in Yuncheng, Shandong Province. Under the terms of the Equity Transfer Agreement, Shandong Taibang agreed to purchase 100% of Yuncheng Ziguang’s equity interest at a purchase price of RMB 10,066,672 (approximately $1,476,781), which was paid on February 24, 2010. Yuncheng Ziguang’s main business is manufacturing, packing and selling of health drinks and foods. Among its assets, Yuncheng Ziguang owns six buildings and a right to acquire a land use right with approximately 323,000 square feet in size. The purpose of this acquisition is mainly for relocation of Shandong Taibang’s Yun Cheng plasma station, which is adjacent to Yuncheng Ziguang, into the existing building and the land that Yuncheng Ziguang currently owns or entitled to own. Yun Cheng plasma station is the oldest and smallest among the Company's five stations in Shandong. Shandong Taibang expects that the relocation of the plasma station into the new facility will increase its plasma collection capacity with a low investment cost.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition, which represents the purchase price allocation at the date of the acquisition of Ziguang based on an independent third party appraiser. The appraiser conducted an on-site visit, inspected each item, conducted market research and investigation, followed some asset evaluation policies and regulations issued by the Chinese government, and provided an evaluation report.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Fair Value
Current assets	$334
Property, plant and equipment, net	1,613,370
Total assets	1,613,704
Total liabilities	(136,924)
Net assets	$1,476,780

No material acquisition-related costs were incurred and recognized in the Company’s income statement for the three months ended March 31, 2010.

No supplemental pro forma information was disclosed as Ziguang had not commenced operations for the period ended March 31, 2010.

Note 22 – Subsequent Events

The Company paid the final 10% of Dalin acquisition purchase price on April 9, 2010 according to the equity transfer agreement as described under the Current Development in the Note 1.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to, among others: our potential inability to raise additional capital that is necessary to fund our operations and our expansion, including our intended acquisitions; the possibility that third parties hold proprietary rights that preclude us from marketing our products; the emergence of additional competing technologies; changes in domestic and foreign laws, regulations and taxes; changes in economic conditions; uncertainties related to China’s legal system and economic, political and social events in China; a general economic downturn; a downturn in the securities markets. Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Report are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 at Item 1A. “Risk Factors.”

Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Report speak only as of the date hereof and, except to the extent required by federal securities law, we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

  “Taibang Medical” are to Shandong Taibang's wholly owned PRC subsidiary, Shandong Taibang Medical Company;

  “Shandong Taibang” are to our subsidiary Shandong Taibang Biological Products Co. Ltd., a sino-foreign joint venture incorporated in China; and

  “U.S. dollar,” “$,” “USD” and “US$” are to the legal currency of the United States.

Throughout this report, we have converted RMB to USD as follows:

March 31, 2010
Balance sheet	RMB 6.82 to US$1.00
Statement of income and comprehensive income	RMB 6.82 to US$1.00

March 31, 2009
Balance sheet	RMB 6.83 to US$1.00
Statement of income and comprehensive income	RMB 6.83 to US$1.00

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

We are approved to sell human albumin 20%/10ml, 20%/25ml, 20%/50m, 10%/10ml, 10%/25ml, 10%/50ml and 25%/50ml. Human albumin is our top-selling product. Sales of these human albumin products represented approximately 46.9% and 58.4% of our total revenues, respectively, for the three months ended March 31, 2010 and 2009, respectively. Human albumin is principally used to increase blood volume while immunoglobulin, one of our other major products, is used for certain disease preventions and cures. The Company’s approved human albumin and immunoglobulin products use human plasma as the basic raw material. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. All of our products are prescription medicines administered in the form of injections.

We sell our products to customers in the PRC, mainly hospitals and inoculation centers. Our sales have historically been made on the basis of short-term arrangements and our largest customers have changed over the years. For the three months ended March 31, 2010 and 2009, our top 5 customers accounted for approximately 20.7% and 20.5%, respectively, of our total revenue. For the three months ended March 31, 2010 and 2009, our largest customer accounted for approximately 6.8% and 7.8% of our revenue, respectively. As we continue to diversify our geographic presence, customer base and product mix, we expect that our largest customers will continue to change from year to year.

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

On November 25, 2009, we received approval to list our securities on The NASDAQ Global Market. The symbol for our common stock is “CBPO.” We began trading on NASDAQ under this symbol on December 2, 2009.

Our principal executive offices are located at No. 14 East Hushan Road, Tai’an City, Shandong, People’s Republic of China 271000. Our corporate telephone number is (+86) 538-620-2306 and our fax number is (+86) 538-620-3895. We maintain a website at http://www.chinabiologic.com that contains information about our operating company, but that information is not part of this report.

During the quarter ended March 31, 2010, our revenues were derived primarily from the sale of our approved human albumin and immunoglobulin products. Our revenue during the fiscal quarter ended March 31, 2010 increased 28.1%, or $5,949,955, to $27,098,553 compared with $21,148,598 over the same period in 2009. The increase in revenue is mainly due to the general increase in prices of our products. All of our approved products recorded price increases ranging from 3.1% to 118.3% ..

First Quarter of 2010 Financial Performance Highlights

We continued to experience strong demand for our products and services during the three months ended March 31, 2010, which resulted in growth in our revenue and net income. The following are some financial highlights for the three months ended March 31, 2010:

  Revenue: Revenue increased $5,949,955, or 28.1%, to $27,098,553 for the three months ended March 31, 2010, from $21,148,598 for the same period in 2009.
  Gross Profit: Gross profit increased $5,366,031, or 35.9%, to $20,299,699 for the three months ended March 31, 2010, from $14,933,668 for the same period in 2009.
  Income from operations: Income from operations increased $3,162,346, or 31.4%, to $13,225,884 for the three months ended March 31, 2010, from $10,063,538 for the same period in 2009.
  Net income: Net income increased $6,347,322, or 149.1%, to $10,605,640 for the three months ended March 31, 2010, from $4,258,318 for the same period in 2009.
  Fully diluted net income per share: Fully diluted net income per share was $0.41 for the three months ended March 31, 2010, as compared to $0.20 for the same period in 2009.

Our net income, as reported in our result of operations for the three months ended March 31, 2010 and 2009, was $10,605,640 and $4,258,318, respectively. Our results of operations in the first quarter of 2010, as compared to the same period in 2009, was materially impacted by the price increase in our products and the income reflected from change in derivative liabilities.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars. The financial data for the three months ended March 31, 2010 reflect the operating results of the Company and its subsidiaries, including Yuncheng Ziguang, while the financial data for the same period in 2009 reflect the operating results of the Company and its subsidiaries excluding Yuncheng Ziguang, which was acquired January 21, 2010.

For the Three-Month Periods Ended March 31, 2010 and 2009 (Unaudited)

	Three Months		$	%
	Ended March 31,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Revenue	$27,098,553	$21,148,598	$5,949,955	28.1%
Cost of revenue	6,798,854	6,214,930	583,924	9.4%
Gross profit	20,299,699	14,933,668	5,366,031	35.9%
Gross profit as a percentage of revenue	74.9%	70.6%	4.3%
Operating expenses	7,073,815	4,870,130	2,203,685	45.2%
Other (income) expense	(4,661,034)	774,944	(5,435,978)	(701.5%	)
Income before taxes and noncontrolling interest	17,886,918	9,288,594	8,598,324	92.6%
Income taxes	3,196,066	2,030,194	1,165,872	57.4%
Net income before noncontrolling interests	$14,690,852	$7,258,400	$7,432,452	102.4%

Revenues. Our revenues are derived primarily from the sales of our human albumin and immunoglobulin products. Our revenues increased 28.1%, or $5,949,954, to $27,098,553 for the three months ended March 31, 2010, compared to revenues of $21,148,598 for the three months ended March 31, 2009. The growth in revenue is mainly due to the general price increase of our products, as well as the 0.1% increase in foreign exchange translation. All of our approved products recorded price increases ranging from 3.1% to 118.3% . For the quarter ended March 31, 2010, the average price for our approved human albumin products, which contributed 46.9% to our total revenues, increased 3.1%, the average price for our approved human hepatitis B immunoglobulin products, which contributed 12.3% to our total revenues, increased 65.8%, the average price for our approved human immunoglobulin for intravenous injection products, which contributed 19.9% to our revenues, increased 34.2%, the average price for our approved human rabies immunoglobulin products, which contributed 13.9% to our revenues, increased 24.3%, the average price for our approved human tetanus immunoglobulin products, which contributed 2.5% to our revenue, increased 19.7%, and the average price for our approved human immunoglobulin products, which contributed 2.4% to our revenue, increased 118.3%, as compared to the same period in 2009. The general price increase in our products is mainly due to the continuing supply shortage in the industry. However, increased imports of human albumin products are alleviating the previous imbalance of supply and demand.

Cost of Revenues. Our cost of sales increased $583,924, or 9.4%, to $6,798,854 for the quarter ended March 31, 2010, from $6,214,930 during the same period in 2009. This increase was mainly due to a 9.3% actual increase in cost of revenues as a result of the increased sales, as well as a 0.1% increase due to foreign exchange translation. Cost of revenues as a percentage of sales was 25.1% for the quarter ended March 31, 2010, as compared to 29.4% during the same period in 2009. The decrease in cost of revenues as a percentage of sales is primarily due to the increase in selling price of our products.

Gross Profit. Gross profit increased by $5,366,031, or 35.9%, to $20,299,699 for the quarter ended March 31, 2010, from $14,933,668 for the same period in 2009. As a percentage of sales revenue, our gross profit margin increased by 4.3% to 74.9% for the quarter ended March 31, 2010, from 70.6% for the same period in 2009. The increase in gross profit margin is due primarily to the general price increase of our products for the first quarter of 2010 as compared to the same period in 2009.

Operating Expenses. Our total operating expenses increased by $2,203,685, or 45.2%, to $7,073,815 for the quarter ended March 31, 2010, from $4,870,130 for the same period in 2009. The increase was primarily attributable to the 149.9% increase in our research and development expenses during the 2010 period, as well as the 62.7% increase in selling expense and the 29.8% increase in our general and administrative expenses. As a percentage of sales revenue, total operating expenses increased by 3.1% to 26.1% for the quarter ended March 31, 2010, from 23.0% for the same period in 2009

Selling Expenses. For the quarter ended March 31, 2010, our selling expenses increased to $942,908, from $579,496 for the quarter ended March 31, 2009, an increase of $363,412, or 62.7% . As a percentage of sales, our selling expenses for the quarter ended March 31, 2010 increased by 0.8%, to 3.5%, from 2.7% for first quarter 2009. The increase in selling expenses is due primarily to the increase in salary and employee benefit and selling and promotion expenses as the Company continues its efforts in selling directly to hospitals and inoculation centers.

General and Administrative Expenses. For the three months ended March 31, 2010, our general and administrative expenses increased $1,139,345, or 29.8%, to $4, 962,252, from $3,822,907 for the quarter ended March 31, 2009. General and administrative expenses as a percentage of sales increased by 0.2% to18.3% for the first quarter of 2010, from 18.1% for the same period in 2009. The increase in general and administrative expenses, as compared to the same period in 2009, is due primarily to the increase in travel, meal and entertainment and conference expenses as the result of integrating multiple sites after the acquisition of Dalin. The increase was offset by the decrease in legal and accounting expenses related to the acquisition of Dalin in the first quarter of 2009. Non-cash employee compensation for the three months ended March 31, 2010 increased to $571,893, from $27,373 for the same period in 2009, as a result of granting employee stock options to one of the Company’s officers and to its newly appointed independent director.

Research and Development Expenses. For the quarter ended March 31, 2010 and 2009, our research and development expenses were $1,168,655 and $467,727, respectively, an increase of $700,928 or 149.9% . As a percentage of revenues, our research and development expenses for the quarter ended March 31, 2010 and 2009 were 4.3% and 2.2%, respectively. The increase in research and development expenses is due to the allocation of cost associated with the development of two new products that are at the end of developing stages.

Change in Fair Value of Derivative Liabilities. The embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants that were issued in June 2009 are classified as derivative liabilities carried at fair value. For the three months ended March 31, 2010 and 2009, the Company recognized an income from the change in fair value of derivative liabilities in the amounts of $3,833,577 and a loss of $393,023, respectively. The recognized income from the change in the fair value of derivative liabilities in the first quarter of 2010 is mainly due to the Company’s stock price decrease from $12.08 to $11.04 as of December 31, 2009 and March 31, 2010, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

Interest (Income) Expense, net. Our net of interest (income) expense decreased by $189,800, or 51.2%, to an expense of $181,053 for the quarter ended March 31, 2009, from an interest expense of $370,853 for the same period in 2009. The decrease of interest expense was mainly due to the interest income increased by $0.3 million in the first quarter of 2010 from the Company’s short term deposits with financing institute.

Other income- related party. The other income from related party was due to the Company was  able to finally settle with $0.9 million less in interest expenses accrued in accordance with the Entrustment Agreement, dated April 6, 2009, among Logic Express, Shandong Taibang and the Shandong Institute of Biological Products, the holder of the minority interests in Shandong Taibang.

Income Tax Expense. Our provision for income taxes increased $1,165,872, or 57.4%, to $3,196,066 for the quarter ended March 31, 2010, from $2,030,194 for the same period in 2009. Our effective tax rate for the quarter ended March 31, 2010 and 2009 was 17.9% and 21.9%, respectively.

Net Income before Non-Controlling Interest. Our net income before non-controlling interest increased $7,432,452, or 102.4%, to $14,690,852 for the quarter ended March 31, 2010, from $7,258,400 for the same period in 2009. Income before non-controlling interest as a percentage of revenues was 54.2% and 34.3% for the quarter ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. As of March 31, 2010, we had $51,190,425 in cash and cash equivalents, primarily consisting of cash on hand and demand deposits.

The following table provides the statements of net cash flows for the three months ended March 31, 2010 compared to March 31, 2009 (Unaudited):

	Three Months Ended March 31,
	2010	2009
Net Cash Provided by Operating Activities	$2,092,846	$7,082,292
Net Cash (Used in) Provided by Investing Activities	$(3,513,600)	$10,388,563
Net Cash (Used in) Provided by Financing Activities	$(1,177,882)	$7,647,822
Effect of Exchange Rate Change on Cash	$(54,890)	$72,655
Net Decrease in Cash and Cash Equivalents	$(2,653,526)	$25,191,332
Cash and Cash Equivalents, Beginning	$53,843,951	$8,814,616
Cash and Cash Equivalents, Ending	$51,190,425	$34,005,948

Operating activities

Net cash provided by operating activities was $2.1 million for the quarter ended March 31, 2010, as compared to $7.1 million net cash provided by operating activities for the same period in 2009. The decrease in net cash provided by operating activities was mainly due to the increase in inventory and accounts receivable of $4.3 million and $2.0 million, respectively, as well as the decrease in other payables and taxes payable of $2.4 million and $1.3 million, respectively, offset by the increase in cash related consolidated net income of $4.2 million, to $13.5 million for the quarter ended March 31, 2010, as compared to $9.3 million in the same period of 2009.

Investing activities

Net cash used in investing activities for the quarter ended March 31, 2010 was $3.5 million, as compared to $10.4 million net cash provided by in the same period of 2009. Yuncheng Ziguang acquisition and construction in progress addition used in $1.5 million and $1.4 million of cash, respectively, during the quarter ended March 31, 2010.

On January 22, 2010, Shandong Taibang entered into an Equity Transfer Agreement with Yuncheng Ziguang Biotechnology Co., Ltd., which is located in Yuncheng, Shandong Province. Under the terms of the Equity Transfer Agreement, Shandong Taibang agreed to purchase 100% of Yuncheng Ziguang's equity interest at a purchase price of RMB 10,066,672 (approximately $1,476,781), which was subsequently paid as of February 24, 2010. Yuncheng Ziguang's main business is manufacturing, packing and selling of health drinks and foods. Among its assets, Yuncheng Ziguang owns six buildings and a right to acquire a land use right with approximately 323,000 square feet in size. The purpose of this acquisition is mainly for the relocation of Shandong Taibang's Yun Cheng plasma station, which is adjacent to Yuncheng Ziguang, into the existing building and the land that Yuncheng Ziguang currently owns or entitled to own. Yun Cheng plasma station is the oldest and smallest among the Company's five stations in Shandong. Shandong Taibang expects that the relocation of the plasma station into the new facility will increase its plasma collection capacity with a low investment cost.

The following chart reflects our new corporate organizational structure:

Financing activities

Net cash used in financing activities for the quarter ended March 31, 2010 totaled $1.2 million as compared to $7.6 million provided by financing activities in the same period of 2009. The increase of the cash used in financing activities was mainly attributable to the dividend paid to minority shareholder of $4.8 million and repayment of short-term bank loan of $3.0 million, while short-term bank loans and proceeds from warrants conversion provided $5.9 million and $0.7 million.

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

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of March 31, 2010:

Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Short-Term Obligations	$12,215,537	$12,215,537	$-	$-	$-
Long-Term Debt Obligations	7,500,000	-	7,500,000	-	-
Due to Related Companies	3,086,940	3,086,940	-	-	-
Operating Lease Obligations	885,201	224,825	449,579	18,279	192,518
Purchase Obligations	1,575,280	1,575,280	-	-	-
Total	$25,626,958	$17,102,582	$7,949,579	$18,279	$192,518

Below is a summary of our current obligations under material contracts:

  On September 26, 2008, Logic Express entered into an equity transfer agreement with Dalin, and Fan Shaowen, Chen Aimin, Chen Aiguo and Yang Gang, the shareholders of Dalin, relating to the purchase of an aggregate 90% equity interest in Dalin, for a total purchase price of RMB194,400,000 (approximately, $28,479,600), due in four installments. The parties agreed that (i) if Logic will have paid 90% of the purchase price (or RMB 174,960,000) on or before April 7, 2009, then Logic will be entitled to its share of Dalin's portion of the profit generated by Qianfeng starting from January 1, 2009, and (ii) if Logic fails to pay the said amount, the profit generated by Qianfeng from January 1, 2009 until the day of payment of said amount will be shared by the selling shareholders and Logic (i.e., Logic will be entitled to its share of Dalin's portion of the profit generated by Qianfeng calculated according to the proportion of the purchase price paid by it, and the selling shareholders will be entitled to the rest of Dalin's portion of the profit generated by Qianfeng). We timely initiated the third installment payment to achieve 90% of the purchase price on April 7, 2009, in accordance with the instructions provided by the Dalin shareholders, however, due to erroneous account information provided by the selling shareholders, RMB3,865,400 (approximately, $566,281) in funds were initially withheld by the bank, which was subsequently corrected and paid on April 8, 2009. In addition, the proper account information for the payment of RMB4,500,000 (approximately, $657,425) was not provided to the Company until April 14, 2009, upon receipt of which the funds were immediately delivered. Because the error resulted from an omission on the part of the selling shareholders themselves, we were deemed by the parties to have still fulfilled its obligations under the agreement. As of January 1, 2009, Logic Holdings became entitled to all the rights and privileges of a 90% shareholder in Dalin, including the right to receive its pro rata share of the profits generated by Dalin's 54% majority-owned operating subsidiary, Qianfeng, subject to a possible dilution to as low as 41.3%, if certain strategic investors’ purchase of Qianfeng’s equity in May 2007 is found to be valid. However, we did not exercise any control over Qianfeng until January 16, 2009, when our four nominees were elected to Qianfeng’s seven-member board of directors in a special meeting of Qianfeng’s board of directors on that date, and our management took control of Qianfeng’s operations as of the same date. We are obligated to pay the fourth and final installment, representing the remaining 10% of the purchase price, on or before April 9, 2010, the one-year anniversary of the local Administration for Industry and Commerce's approval of the equity transfer. On April 9, 2010, the Company paid the remaining 10% of the purchase price to the selling shareholders, except for the withholding of approximately $299,000 related to the contingent liabilities to be settled upon the completion of two legal proceedings according to the Equity Transfer Agreement.

  On April 6, 2009, Logic Express entered into an equity transfer and entrustment agreement, or Entrustment Agreement, among Logic Express, Shandong Taibang, and the Shandong Institute, the holder of the minority interests in Shandong Taibang, pursuant to which Logic Express agreed to permit Shandong Taibang and the Shandong Institute to participate in the indirect purchase of Qianfeng's equity interests. Under the terms of the Entrustment Agreement, Shandong Taibang agreed to contribute 18%, or RMB35,000,000 (approximately, $5,116,184), of the purchase price for Dalin and the Shandong Institute agreed to contribute 12.86%, or RMB25,000,000 (approximately, $3,654,917), of the purchase price. Logic Express is obligated to repay to Shandong Taibang and the Shandong Institute their respective investment amounts on or before April 6th, 2010, along with their pro rata share, based on their percentage of the purchase price contributed, of any distribution on the indirect equity investment in Qianfeng payable to Logic Express during 2009. Logic Express has agreed that if these investment amounts are not repaid within 5 days of the payment due date, then Logic Express is obligated to pay Shandong Taibang and the Shandong Institute liquidated damages equal to 0.03% of the overdue portion of the amount due until such time as it is paid. Logic Express has also agreed to pledge 30% of its ownership in Shandong Taibang to the Shandong Institute as security for nonpayment. If failure to repay continues for longer than 3 months after the payment due date, then the Shandong Institute will be entitled to any rights associated with the pledged interests, including but not limited to rights of disposition and profit distribution, until such time as the investment amount has been repaid. Logic Express also provided a guarantee that Shandong Taibang and the Shandong Institute will receive no less than a 6% return based on their original investment amount. On April 12, 2010, the Company fully paid the Shandong Institute and Shandong Taibang on the respective investment amounts, as well as the interest, according the Entrust Agreement. The interest paid to the Shandong Institute is approximately $1,154,687.

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

Inventories

Due to its unique nature, our principal raw material, human blood plasma is subject to various quality and safety control issues which include, but are not limited to, contaminations and blood born diseases. In addition, limitations of current technology pose biological hazards inherent in plasma that have yet to be discovered, which could result in a widespread epidemic due to blood infusion. In the event that human plasma is discovered to contain pathogens or infectious agents or other bio-hazards, we would be required to write down our inventory to net realizable value. We determine the net realizable value of our inventories on the basis of anticipated sales proceeds less estimated selling expenses. At each balance sheet date, we evaluate inventories that may be worth less than current carrying amounts. Total inventories amounted to $39.2 million as of March 31, 2010. In order to ensure that the growing demand for our products is met, as well as the 90-day quarantine period requirement on plasma raw material implemented by the PRC government, we have been gradually increasing our inventory level of raw materials. We strictly follow the production processes required by government regulations resulting in the relatively high level of work-in-progress customary to our industry.

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

Recent Accounting Pronouncements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The effective date of this amended pronouncement was as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company adopted this standard and the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The effective date of this amended pronouncement was as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period. The Company adopted this standard and the adoption of this standard did not have a material effect on the Company’s consolidated financial statements..

In January 2010, FASB issued ASU No. 2010-01– Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this standard and the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and the adoption of this standard did not have material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chao Ming Zhao and our Chief Financial Officer, Mr. Y. Tristan Kuo, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2010. Based upon, and as of the date of this evaluation, Messrs. Zhao and Kuo, determined that, because of the material weaknesses described in Item 9A. “Controls and Procedures” on our annual report on Form 10-K for the year ended December 31, 2009, which we are still in the process of remediating, as of March 31, 2010, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of annual report on Form 10-K for the year ended December 31, 2009 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2009, the management concluded that, after adding two qualified accountants, the Company still needs to increase its qualified accounting personnel and enhance the supervision, monitoring and reviewing of financial statements preparation processes. The Company has already taken measures to remediate these material weaknesses by seeking an additional financial reporting and accounting staff member with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with U.S. GAAP and financial reporting disclosure requirements under SEC rules. In addition, the Company is working closely with its outside consultant in reinforcing the rigorous process for collecting and reviewing information required for the preparation of the financial statements including footnotes.

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In January 2008, Hua Lan enforced the judgment granted by the Intermediate Court to freeze the Company's bank accounts. Shandong Taibang has filed a separate action against Hua Lan before the Tai'an City District Court to seek recovery of any losses in connection with Hua Lan's claim and to request that the Tai'an City District Court preserve Hua Lan's property or freeze up to approximately $411,300 (RMB 3 million) of Hua Lan's assets to secure the return of such funds to the Company. The intermediate court in Tai'an City accepted the application on February 14, 2008 but the matter is still pending. Pending the outcome of the proceedings, Shandong Taibang increased its loss contingency reserve during its fourth quarter of 2007 from approximately $75,593 (RMB566,667) to $133,400 (RMB1,000,000) to cover its share of the enforcement of this judgment. During the fourth quarter of 2008, full amount of the judgment, including Feng Lin and Keliang Huang's portions of the judgment and the related fees, approximately $456,222 (RMB 3,109,900) has been withdrawn from Shandong Taibang's account. The Company recorded Feng Lin and Keliang Huang's portion of the judgment, approximately $304,143 (RMB2,073,234), as receivable as a result of the withdrawal. As of December 31, 2008, the Company determined that it is unlikely that the Company will be able to recover such receivable from those two individuals and wrote off the receivable as bad debt expense. In January 2010, Feng Lin transferred his 20% equity in Fang Cheng Plasma Company as a repayment to such receivable. As a result, the Company is now the 100% owner of the Fang Cheng Plasma Company.

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

In June 2007, Jie'an brought suit in the High Court of Guizhou province, China, against Qianfeng and the three other original Qianfeng shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie'an alleged that it had a right to acquire the shares waived by the original Qianfeng shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie'an and sustained the Equity Purchase Agreement, but on November 2008, Jie'an appealed the Guizhou High Court judgment to the People's Supreme Court in Beijing. On May 13, 2009, the People's Supreme Court sustained the original ruling and denied the rights of first refusal of Jie'an over the additional shares waived by the original Qianfeng's shareholders. The registration of the new investors as Qianfeng's shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce are still pending. On January 27, 2010, the strategic investors brought suit in the High Court of Guizhou Province against Qianfeng alleging Qianfeng’s failure to register their equity interest in Qianfeng with the local AIC and requesting the distribution of their share of Qianfeng’s dividends. Dalin was also joined as a co-defendant as it is the majority shareholder and exercises control over Qianfeng’s day-to-day operations. The Company does not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, the Company believes that the Equity Purchase Agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment. In the event that Qianfeng is required to return their original investment amount to the strategic investors, Qianfeng has set aside the strategic investors’ fund along with RMB 7,313,387 (approximately $1,072,216) in accrued interests, and RMB 519,600 (approximately $74,712) for the 1% penalty imposed by the agreement for any breach. If strategic investors prevail in their suit, Dalin's interests in Qianfeng may be reduced to approximately 41.3% . The High Court of Guizhou heard the case on April 8, 2010 and encouraged, and accepted by both parties, to settle the dispute outside the court. As of the date of this report, the Company is still negotiating with the strategic investors for a term that is acceptable to the Company.

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

Qianfeng's Guarantee to a Third Party

In 2007, as a condition to purchase Huang Ping Plasma Station, Qianfeng entered into an agreement with Guizhou Zhongxin Investment Company (“Zhongxin”) in which Qianfeng agreed to repay Zhongxin's debt out of Qianfeng's payables to Zhongxin arising from plasma purchased from Zhongxin. In the same agreement, Qianfeng also guaranteed to the Huang Ping County Hospital (“Huang Ping Hospital”), which was the co-owner with Zhongxin of the Huang Ping Plasma Station, for the amount of RMB3,074,342 (approximately, $451,006) of debt that Zhongxin owed to Huang Ping Hospital. On June 1, 2009, Huang Ping Hospital brought suit, in Huang Ping County People's Court of Guizhou Province, against Zhongxin for non-payment of its payables and debt due to Huang Ping Hospital and Qianfeng as the guarantor. On November 2, 2009, the court ruled in favor of the plaintiff and Qianfeng will need to repay the Zhongxin’s debt to Huang Ping Hospital on behalf of Zhongxin as the guarantor. In October 2009, Qianfeng appealed to the Middle Court of Kaili District in Guizhou Province and was accepted by the court in January 2010. On April 8, 2010, the Middle Court of Kaili District ruled to sustain the original judgment. As a result, Qianfeng is in the process of filing suit against Zhongxin in the attempt to recover the RMB 3,074,342 debt that was under the guarantee. The Equity Transfer Agreement pursuant to which we acquired a 90% interest in Dalin, Qianfeng's majority shareholder, provides that the sellers will be responsible, in accordance with their equity proportion in Qianfeng, for damages incurred by Qianfeng from Zhongxin's debt and shall repay Dalin the sellers' proportionate share of payments made by Qianfeng to creditors in connection with Zhongxin's debt within 10 days after payment by Qianfeng. The RMB 3,074,342 contingent liability and proportionate share of the liability to be recovered from the sellers were properly reflected in the financials as of December 31, 2009.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2010 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

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

60

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BIOLOGIC PRODUCTS, INC.

Dated: May 14, 2010

/s/ Chao Ming Zhao
Chao Ming Zhao
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2010

/s/ Y. Tristan Kuo
Y. Tristan Kuo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

61

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

62