Form 10-Q
period 2010-06-30
China Biologic Products, Inc.
filed 2010-08-13
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 001-34566

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	23,513,533

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA BIOLOGIC PRODUCTS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 and DECEMBER 31, 2009

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$56,263,131	$53,843,951
Accounts receivable, net of allowance for doubtful accounts of $1,253,975
and $1,254,955 as of June 30,2010 and December 31, 2009, respectively	5,658,429	1,767,076
Accounts receivable - related party	229,817	222,617
Other receivables	2,291,010	2,186,441
Inventories, net of allowance for obsolete of $742,269
and $519,333 as of June 30, 2010 and December 31, 2009, respectively	41,434,786	35,132,724
Prepayments and deferred expense	1,848,327	1,299,125
Deferred tax assets	1,119,908	1,053,771
Total current assets	108,845,408	95,505,705

PLANT AND EQUIPMENT, net	35,598,253	28,873,413

OTHER ASSETS:
Investment in unconsolidated affiliate	7,001,553	6,627,355
Prepayments - non-current	2,637,092	3,223,960
Intangible assets, net	19,988,081	21,180,322
Goodwill	12,425,589	12,425,589
Total other assets	42,052,315	43,457,226

Total assets	$186,495,976	$167,836,344

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,268,413	$3,701,843
Notes payable	-	48,598
Short term loans - bank	5,965,650	4,474,350
Short term loans - holder of noncontrolling interest	-	3,652,500
Other payables and accrued liabilities	20,592,061	19,246,814
Other payable - related parties	3,100,153	3,087,527
Accrued interest - holder of noncontrolling interest	-	2,068,526
Customer deposits	4,051,003	3,868,577
Taxes payable	7,509,571	8,774,079
Investment payable	78,800	2,195,365
Current maturities of notes payable, net of discount of $7,112,409 as of June 30, 2010	387,591	-
Total current liabilities	44,953,242	51,118,179

OTHER LIABILITIES:
Other payable - land use right	324,265	323,687
Derivative liability - conversion option	13,522,842	19,960,145
Fair value of derivative instruments	8,658,837	12,701,262
Notes payable, net of discount of $8,464,380 as of December 31, 2009	-	89,760
Total other liabilities	22,505,944	33,074,854

Total liabilities	67,459,186	84,193,033

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized,
23,513,533 and 23,056,442 shares issued and outstanding at
June 30 ,2010 and December 31, 2009, respectively	2,351	2,305
Additional paid-in-capital	28,070,754	22,517,077
Statutory reserves	23,233,527	17,414,769
Retained earnings	22,967,030	5,302,605
Accumulated other comprehensive income	4,520,744	4,227,394
Total shareholders' equity	78,794,406	49,464,150

NONCONTROLLING INTEREST	40,242,384	34,179,161

Total equity	119,036,790	83,643,311

Total liabilities and equity	$186,495,976	$167,836,344

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES:
Revenues	$40,580,807	$33,030,868	$67,442,329	$53,936,737
Revenues - related party	327,509	150,677	564,540	393,406
Total revenues	40,908,316	33,181,545	68,006,869	54,330,143

COST OF REVENUES:
Cost of revenues	9,058,906	9,161,765	15,857,760	15,376,695

GROSS PROFIT	31,849,410	24,019,780	52,149,109	38,953,448

OPERATING EXPENSES:
Selling expenses	1,856,881	1,114,614	2,799,789	1,694,110
General and administrative expenses	5,905,950	6,004,802	10,868,202	9,827,709
Research and development expenses	1,317,483	367,856	2,486,138	835,583
Total operating expenses	9,080,314	7,487,272	16,154,129	12,357,402

INCOME FROM OPERATIONS	22,769,096	16,532,508	35,994,980	26,596,046

OTHER (INCOME) EXPENSE :
Equity in loss (income) of unconsolidated affiliate	(157,114)	90,390	(345,655)	50,143
Change in fair value of derivative liabilities	(2,270,829)	1,295,732	(6,104,406)	1,688,755
Interest expense, net	439,005	883,914	620,058	1,254,767
Other income - related party	(449)	-	(914,738)	-
Other expense, net	102,914	(16,005)	197,234	35,310
Total other (income) expense, net	(1,886,473)	2,254,031	(6,547,507)	3,028,975

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	24,655,569	14,278,477	42,542,487	23,567,071

PROVISION FOR INCOME TAXES	5,086,881	2,982,101	8,282,947	5,012,295

NET INCOME	19,568,688	11,296,376	34,259,540	18,554,776

Less: Net income attributable to noncontrolling interest	6,691,145	4,325,631	10,776,357	7,325,713

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	12,877,543	6,970,745	23,483,183	11,229,063

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	274,049	(1,250)	293,350	17,387
Comprehensive (income) loss attributable to noncontrolling interest	162,723	(33,362)	138,768	393,940
COMPREHENSIVE INCOME	$13,314,315	$6,936,133	$23,915,301	$11,640,390

BASIC EARNINGS PER SHARE:
Weighted average number of shares	23,511,435	21,442,909	23,449,508	21,438,948
Earnings per share	$0.55	$0.33	$1.00	$0.52

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	26,599,255	21,811,473	26,541,685	21,527,509
Earnings per share	$0.49	$0.32	$0.90	$0.52

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated
	Common stock		Additional	Retained earnings		other
			Paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par value	capital	reserves	Unrestricted	income (loss)	interest	Totals
BALANCE, December 31, 2008	21,434,942	$2,143	$10,700,032	$6,989,801	$15,392,253	$4,159,298	$4,805,381	$42,048,908

Cumulative effect of reclassification of warrants			(738,449)		(929,577)			(1,668,026)
Stock based compensation			54,967					54,967
Issuance of common stock upon exercise of warrants	40,000	4	238,705					238,709
Net income					11,229,063		7,325,713	18,554,776
Dividend declared to noncontrolling interest							(4,633,987)	(4,633,987)
Noncontrolling interest acquired from acquisition							21,525,059	21,525,059
Adjustment to statutory reserve				4,748,201	(4,748,201)			-
Foreign currency translation adjustments						17,387	393,940	411,327

BALANCE, June 30, 2009 (unaudited)	21,474,942	$2,147	$10,255,255	$11,738,002	$20,943,538	$4,176,685	$29,416,106	$76,531,733

Stock based compensation			7,314					7,314
Issuance of common stock upon exercise of warrants	1,244,000	124	9,717,212					9,717,336
Issuance of common stock upon conversion of convertible notes	250,000	25	2,187,305					2,187,330
Stock option exercised	87,500	9	349,991					350,000
Net income					(9,964,166)		9,022,776	(941,390)
Dividend declared to noncontrolling interest							(4,321,405)	(4,321,405)
Adjustment to statutory reserve				5,676,767	(5,676,767)			-
Foreign currency translation adjustments						50,709	61,684	112,393

BALANCE, December 31, 2009	23,056,442	$2,305	$22,517,077	$17,414,769	$5,302,605	$4,227,394	$34,179,161	$83,643,311

Stock based compensation			617,841					617,841
Issuance of common stock upon exercise of warrants	180,826	18	2,436,907					2,436,925
Issuance of common stock upon conversion of convertible notes	263,535	27	2,498,930					2,498,957
Stock option exercised	12,730	1	(1)					-
Net income					23,483,183		10,776,357	34,259,540
Dividend declared to noncontrolling interest							(4,864,572)	(4,864,572)
Adjustment to statutory reserve				5,818,758	(5,818,758)			-
Noncontrolling interest transfer per equity transferred in Fangcheng							12,670	12,670
Foreign currency translation adjustments						293,350	138,768	432,118
BALANCE, June 30, 2010 (unaudited)	23,513,533	$2,351	$28,070,754	$23,233,527	$22,967,030	$4,520,744	$40,242,384	$119,036,790

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$23,483,183	$11,229,063
Net income attributable to noncontrolling interest	10,776,357	7,325,713
Consolidated net income	34,259,540	18,554,776
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,670,321	1,589,625
Amortization	1,740,659	1,704,248
(Gain) Loss on disposal of equipment	3,020	(506)
Recovery of bad debt previously reserved	(8,973)	(22,311)
Allowance for bad debt - other receivables and prepayment	432,895	406,736
Allowance for obsolete inventories	219,897	-
Deferred tax assets	(61,571)	-
Stock based compensation	617,841	54,967
Change in fair value of derivative liabilities	(6,104,406)	1,688,755
Amortization of deferred note issuance cost	171,667	25,323
Amortization of discount on convertible notes	312,259	20,356
Equity in (income) loss of unconsolidated affiliate	(345,655)	50,143
Change in operating assets and liabilities:
Accounts receivable	(3,861,953)	(676,036)
Accounts receivable - related party	(6,264)	(375,810)
Other receivables	(95,231)	(23,082)
Inventories	(6,351,255)	(4,130,960)
Prepayments and deferred expenses	(849,198)	(750,937)
Accounts payable	(446,713)	(50,767)
Other payables and accrued liabilities	1,252,134	4,594,379
Accrued interest - holder of noncontrolling interest	(2,068,526)	911,084
Customer deposits	169,398	4,251,476
Taxes payable	(1,294,805)	608,063
Net cash provided by operating activities	19,355,081	28,429,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	-	11,943,673
Payments made for acquisition	(4,022,288)	(10,373,854)
Purchase of plant and equipment	(6,154,212)	(1,865,746)
Additions to intangible assets	(87,769)	(1,014,766)
Advances on non-current assets	(471,667)	(590,428)
Net cash used in investing activities	(10,735,936)	(1,901,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants conversion	689,160	113,700
Proceeds from issuance of convertible notes	-	8,971,337
Repayments of former shareholders loan in acquiring company	-	(2,652,737)
Proceeds from short term loans - bank	5,867,600	13,513,754
Payments on short term loans - bank	(4,400,700)	-
Payments on long term loan - bank	-	(5,862,800)
Repayments of non-controlling shareholder loan	(3,652,500)	-
Payments on notes payables	(48,595)	-
Distribution paid to noncontrolling interest shareholders	(4,864,240)	-
Net cash (used in) provided by financing activities	(6,409,275)	14,083,254

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	209,310	52,750

INCREASE IN CASH	2,419,180	40,664,405

CASH and CASH EQUIVALENTS, beginning of periods	53,843,951	8,814,616

CASH and CASH EQUIVALENTS, end of periods	$56,263,131	$49,479,021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$9,500,399	$4,351,056
Interest paid	$161,684	$715,158
Non-cash investing and financing activities:
Reclassification of derivative liability to equity related to conversion of convertible notes	$2,498,957	$-
Reclassification of derivative liability to equity related to exercise of warrants	$1,747,765	$125,009
Distribution paid in exchange of holder of noncontrolling interest loan	$-	$3,736,773
Distribution paid by offsetting accounts receivable - related party	$-	$3,720,649
Net assets addition with unpaid commitment	$-	$2,849,321
Intangible assets acquired with prepayments made in prior periods	$440,070	$-
Plant and equipment acquired with prepayments made in prior periods	$629,166	$14,290,227

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
June 30, 2010
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

Acquisition of Ziguang Bio-Technology Co.

On January 22, 2010, Shandong Taibang entered into an Equity Transfer Agreement with Yuncheng Ziguang Biotechnology Co., Ltd. which is located in Yuncheng, Shandong Province. Under the terms of the Equity Transfer Agreement, Shandong Taibang agreed to purchase 100% of Yuncheng Ziguang’s equity interest at a purchase price of RMB 10,066,672 (approximately $1,476,781), which was paid on February 24, 2010. The purpose of this acquisition is for relocation of Shandong Taibang’s Yang Gu Plasma Company into the facility of Yuncheng Ziguang. Currently, Yuncheng Ziguang has no operation and is under the construction for such purpose.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, management estimates the fair value of stock based compensation, potential losses on outstanding receivables and slow-moving inventories, impairment loss of long-lived assets, allocation of plasma production cost, as well as bonus accruals for year end management bonus. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

The consolidated balance sheet amounts, with the exception of equity, at June 30, 2010 and December 31, 2009 were translated at RMB 6.79 to $1.00 and RMB 6.82 to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to consolidated statements of income for the three months ended June 30, 2010 and 2009 were RMB 6.82 and RMB 6.82 to $1.00, respectively. The average translation rates applied to consolidated statements of income and cash flow for the six months ended June 30, 2010 and 2009 were RMB 6.82 and RMB 6.82 to $1.00, respectively.

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

The Company’s revenues are primarily derived from the manufacture and sale of human blood products. The Company’s revenues by significant types of product for the three and six months ended June 30, 2010 and 2009 are as follows:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
Human Albumin – 20%/10% in 10ml, 25ml and 50ml	$18,989,767	$15,741,932	$31,689,174	$28,093,631
Human Hepatitis B Immunoglobulin	2,839,125	1,234,060	6,171,432	1,294,159
Human Immunoglobulin for Intravenous Injection	16,095,707	14,163,778	21,491,172	19,536,280
Human Rabies Immunoglobulin	1,326,275	926,240	5,104,397	2,555,251
Human Tetanus Immunoglobulin	1,168,355	342,924	1,855,670	1,372,610
Human Immunoglobulin	200,531	322,063	850,504	535,940
Others	288,556	450,548	844,520	942,272
Totals	$40,908,316	$33,181,545	$68,006,869	$54,330,143

The Company is engaged in sale of human blood products to customers in China and India. The amount sold in India was less than 10% of total sales for the three and six months ended June 30, 2010 and June 30, 2009, respectively.

Shipping and Handling

Shipping and handling costs related to costs of goods sold are included in selling expenses and totaled $90,388 and $79,611 for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, costs totaled $158,823 and $123,791, respectively.

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
June 30, 2010
(Unaudited)

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

	Carrying Value as of June 30, 2010	Fair Value Measurements at June 30, 2010 using Fair Value Hierarchy (Unaudited)
	(Unaudited)	Level 1	Level 2	Level 3
Derivative liabilities-Conversion option	$13,522,842	$-	$13,522,842	$-
Warrants liabilities	$8,658,837	$-	$8,658,837	$-

The assumptions used in calculating the fair value of the derivative liabilities as of June 30, 2010 using the Black-Scholes option pricing model are as follows:

	Conversion Options	Warrants
Expected dividend yield	0%	0%
Risk-free interest rate	0.32%	0.60%
Expected life (in years)	0.93	1.95
Weighted average expected volatility	80%	120%

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

The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in banks as of June 30, 2010 and December 31, 2009 amounted to $56,118,364 and $53,576,495, respectively, $570,424 and $1,009,053 of which are covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The Company’s major product, human albumin: 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml and 10%/50ml, accounted for 46.4% and 47.4% of the total revenues for the three months ended June 30, 2010 and 2009, respectively, and 46.6% and 51.7% of total revenues for the six months ended June 30, 2010 and 2009, respectively. If the market demands for human albumin cannot be sustained in the future or if the price of human albumin decreases, it would adversely affect the Company’s operating results.

All of the Company’s customers are located in the PRC and India. As of June 30, 2010 and 2009, the Company had no significant concentration of credit risk. There were no customers that individually comprised 10% or more of the revenue during the three and six months ended June 30, 2010 and 2009. Only one customer represented more than 10% of trade receivables at June 30, 2010 and no individual customer represented more than 10% of trade receivables at December 31, 2009. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There were one and two vendors that individually comprised 10% or more of the purchase during the three and six months ended June 30, 2010 and no vendor that individually comprised 10% or more of the purchase during the same period in 2009. There were one individual vendors represented more than 10% of accounts payables at June 30, 2010 and none individual vendors represented more than 10% of accounts payables at December 31, 2009.

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

Inventories

Inventories are stated at the lower of cost or market using the weighted average method. The cost of major raw materials (plasma) used in the production are being allocated based on the management’s estimation of historical yields and market value from the annual production for each different products. The cost of finished goods included direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling for raw material costs are also included in the cost of inventories.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The Company reviews its inventory periodically for possible obsolete goods and cost in excess of net realizable value to determine if any reserves are necessary. As of June 30, 2010 and December 31, 2009, the Company reserved $742,269 and $519,333, respectively, as allowance for obsolete inventory for raw material plasma that may not qualify for production due to the 90-day quarantine period rules implemented by State Food and Drug Administration ("SFDA") on July 1, 2008.

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value.

Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings and improvement	30 years
Machinery and equipment	10 years
Furniture, fixtures ,office equipment and vehicle	5-10 years

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

The Company periodically evaluates the carrying value of long-lived assets in accordance with FASB’s accounting standard related to accounting for impairment and disposal of long-lived assets. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of June 30, 2010 and December 31, 2009, there were no impairments of its long-lived assets.

Investment in Unconsolidated Affiliate

Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists. Subsidiary in which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company accounts for investments with ownership less than 20% using cost method.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Intangible Assets

Intangible assets are stated at cost (estimated fair value upon contribution or acquisition), less accumulated amortization. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets as follows:

Intangible assets	Estimated useful lives
Land use rights	39-50 years
Permits and licenses	5-10 years
Blood donor network	10 years
Software	3.8 years
Good Manufacturing Practice certificate	5-10 years
Long-term customer-relationship intangible assets	4 years

All land in the PRC is owned by the government; however, the government grants “land use rights.” The Company has obtained rights to use most parcels of land for 50 years, and several parcels of land in entity Qianfeng for 39 years. The Company amortizes the cost of the land use rights over their useful life using the straight-line method.

Other intangible assets represent permits, licenses, blood donor network, software, Good Manufacturing Practice (“GMP”) certificate and long-term customer-relationship intangible assets. The Company amortized the cost of these intangible assets over their useful life using the straight-line method.

Intangible assets of the Company are reviewed at least annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the years of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2010, the Company expects these assets to be fully recoverable.

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
June 30, 2010
(Unaudited)

Customer Deposits

Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

Research and Development Costs

Research and development costs composed of salary, material used and other expense as incurred.

Material used for the production of our new products that are pending for the approval from SFDA to validate for production are recorded in research and development expenses.

Retirement and Other Post Retirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to the statement of operations as and when the related employee service is provided.

Product Liability

The Company’s products are covered by two product liability insurance of approximately $2,934,000 (RMB 20,000,000) each for Shandong Taibang and Qianfeng. As of June 30, 2010 and December 31, 2009, no claim on the insurance policy was filed. However, there is one pre-existing potential claim against Qianfeng’s products outstanding, which are still pending and the Company believes to be immaterial to the consolidated financial statements for the period ended June 30, 2010.

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
June 30, 2010
(Unaudited)

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

Provision for income taxes consist of taxes currently due plus deferred taxes. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three and six months ended June 30, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Value Added Tax

Enterprises or individuals, who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a VAT in accordance with Chinese laws. The VAT rate applicable to the Company is 6% of the gross sales price. Products distributed by Shandong Medical are subjected to a 17% VAT. No credit is available for VAT paid on purchases of raw material, and immaterial Credit is applied for VAT paid on supplies purchase.

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
June 30, 2010
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
June 30, 2010
(Unaudited)

Recently Issued Accounting Pronouncements

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
June 30, 2010
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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 20-10-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. Adoption of ASU 2010-17 does not have any significant impacts on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – Related party transactions

The material related party transactions undertaken by the Company with related parties as of June 30, 2010 and December 31, 2009 are presented as follows:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

		June 30, 2010	December 31,
Assets	Purpose	(unaudited)	2009
Accounts receivable – related party(1)	Processing fees	$229,817	$222,617

		June 30, 2010	December 31,
Liabilities	Purpose	(unaudited)	2009
Short term loans – holder of noncontrolling interest(2)	Loan	$-	$3,652,500

Accrued interest – holder of noncontrolling interest(2)	Interest payable	$-	$2,068,526

Other payable – related parties(3)	Loan	$2,131,455	$2,122,772
Other payable – related parties(4)	Contribution	968,109	964,168
Distribution payable to noncontrolling interest	Distribution	589	587
Total other payable – related parties		$3,100,153	$3,087,527

(1) Qianfeng provides processing services for Guizhou Eakan, one of the Qianfeng’s non-controlling shareholders. The Company’s total processing services income amounted to $125,628 and $150,677 for the three months period ended June 30, 2010 and 2009, respectively. The Company’s total processing services income amounted to $362,659 and $393,406 for the six months period ended June 30, 2010 and 2009, respectively. Starting from second quarter of 2010, Qianfeng changed the business model from processing service to full manufacturing, which includes raw material procurement, and selling of finished goods to Guizhou Eakan, The Company’s sales income amounted to $201,881 for the three and six-month period ended June 30, 2010. As of June 30, 2010 and December 31, 2009, accounts receivable due from Guizhou Eakan amounted to $229,817 and $222,617, respectively. The outstanding balance as of June 30, 2010 has been paid in cash in July 2010.

(2) On April 6, 2009, Logic Express entered into an equity transfer and entrustment agreement, or Entrustment Agreement, among Logic Express, Shandong Taibang, and the Shandong Institute of Biological Products, or the Shandong Institute, the holder of the noncontrolling interests in Shandong Taibang, pursuant to which, Logic Express agreed to permit Shandong Taibang and the Shandong Institute to participate in the indirect purchase of Qianfeng's equity interests. Under the terms of the Entrustment Agreement, Shandong Institute agreed to contribute 12.86% or $3,652,500 (RMB 25,000,000) of the Dalin purchase price. Logic express is obligated to repay to the Shandong Institute their investment amount on or before April 6th, 2010, along with their pro rata share, based on their percentage of the Dalin purchase price contributed, of any distribution on the indirect equity investment in Qianfeng payable to Logic Express during 2009. As of June 30, 2010, the Company was able to settle the interest liability with Shandong Institute for $913,839 less than the Company’s previous’ estimation and resulted in an other non-operating income of $913,839. On April 12, 2010, the Company fully paid the Shandong Institute and Shandong Taibang on the respective investment amounts, as well as the interest, according the Entrustment Agreement. The interest paid to the Shandong Institute is approximately $1,154,687 final interest settlement plus additional interest of $135,541 for the six days from April 6, 2010 to April 12, 2010.

(3) Qianfeng has payables to Guizhou Eakan Investing Corp. in the amount of approximately $2,131,455 (RMB14,470,160). Guizhou Eakan Investing Corp. is one of the shareholders of Guizhou Eakan, one of the Qianfeng’s minority shareholders. The Company borrowed this non-interest bearing amount for working capital purposes. The balance is due on demand in the form of cash.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

(4) Qianfeng has payables to Guizhou Jie’an, a holder of noncontrolling interest, in amount of approximately $968,109 (RMB 6,569,840). In 2007, Qianfeng received additional contributions from Guizhou Jie’an in the amount of $962,853 to maintain Jie’an ownership interest in the Company at 9%. However, due to legal dispute among Shareholders over Raising Additional Capital as stated in the legal proceeding section, commitment and contingent liabilities, the money may be returned to Jie’an. During the second quarter of 2010, Jie’an requested Qianfeng to register its 1.8 million shares of additional capital infusion as per Equity Purchase Agreement and was approved by the majority shareholders of Qianfeng in a shareholders meeting held in the second quarter of 2010. However, the request is still waiting for the Company’s Board to ratify the validity and the completion of the registration with PRC’s local AIC. If such request is granted, Dalin’s ownership in Qianfeng will be diluted from 54% to 52.54%.

Note 4 – Accounts receivable

Trade accounts receivable consist of the following:

	June 30, 2010	December 31, 2009
	(unaudited)
Trade accounts receivable	$6,912,404	$3,022,031
Less: Allowance for doubtful accounts	(1,253,975)	(1,254,955)
Total	$5,658,429	$1,767,076

The activity in the allowance for doubtful accounts for trade accounts receivable for the six months ended June 30, 2010 and the year ended December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
	(unaudited)
Beginning allowance for doubtful accounts	$1,254,955	$1,268,052
Additional charged to bad debt expense	2,885	18,737
Recovery of amount previously reserved	(8,973)	(31,826)
Write-off charged against the allowance	-	-
Foreign currency translation adjustment	5,108	(8)
Ending allowance for doubtful accounts	$1,253,975	$1,254,955

Note 5 – Inventories

Inventories consisted of the following:

	June 30, 2010	December 31, 2009
	(unaudited)
Raw materials	$23,419,802	$19,720,420
Work-in-process	10,097,740	8,407,319
Finished goods	8,659,513	7,524,318
Total	42,177,055	35,652,057
Less: Allowance for obsolete inventories	(742,269)	(519,333)
Inventories, net	$41,434,786	$35,132,724

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 6 – Other receivables, prepayments and deferred expense

Other receivables represent deposits the Company paid to suppliers or service providers, as well as receivables from employees amounting to $2,291,010 and $2,186,441 as of June 30, 2010 and December 31, 2009, respectively. In 2009, the Shandong Taibang sponsored two separate housing projects with local developers to assist 107 of its employees to purchase apartments to be constructed. Developers required deposits of at least 80% of the total purchase price before the commencement of the project. Employees are required to deposit at least 30% and up to 80% of the total purchase prices and Shandong Taibang advanced $1,512,583 in total, which represents the difference between the required deposits by the developer and the actual deposits made by the employees, on behalf of the employees to the developer. The advances to the employees are expected to be re-paid within one year.

Prepayments and deferred expense represent partial payments for deposits on material purchases, prepaid leases and prepayment for insurance expenses and amounted to $1,848,327 and $1,299,125 as of June 30, 2010 and December 31, 2009, respectively.

Long term prepayments represent partial payments or deposits on plant and equipment and intangible assets purchases and amounted to $2,637,092 and $3,223,960 as of June 30, 2010 and December 31, 2009, respectively.

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	June 30, 2010	December 31, 2009
	(unaudited)
Buildings and improvements	$20,569,915	$12,901,205
Machinery and equipment	24,582,872	23,428,848
Furniture, fixtures, office equipment and vehicle	4,643,988	3,862,385
Total depreciable assets	49,796,775	40,192,438
Accumulated depreciation	(15,672,645)	(13,953,793)
Plant and equipment, net	34,124,130	26,238,645
Construction in progress	1,474,123	2,634,768
Total	$35,598,253	$28,873,413

Depreciation expense for the three months ended June 30, 2010 and 2009 amounted to $876,664 and $830,553, respectively. Depreciation expense for the six months ended June 30, 2010 and 2009 amounted to $1,670,321 and $1,589,625, respectively. No interest was capitalized into construction in progress in the six months ended June 30, 2010 and 2009.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

Summarized unaudited financial information of Huitian is as follows:

	June 30, 2010	December 31, 2009
Current assets	$10,031,538	$9,912,775
Non-current assets	10,156,189	10,195,357
Total assets	20,187,727	20,108,132
Current liabilities	3,053,180	4,031,033
Non-current liabilities	309,330	308,070
Shareholders' equity	16,825,217	15,769,029
Total liabilities and shareholders' equity	$20,187,727	$20,108,132

The portion of the difference between the cost of an investment and the amount of underlying equity in net assets of Huitian that is recognized as goodwill shall not be amortized, but instead should continue to be reviewed for impairment in accordance with FASB’s accounting standard.

Summarized unaudited financial information of Huitian is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net sales	$2,751,345	$1,812,071	$5,154,096	$2,971,356
Gross profit	1,446,279	659,211	2,781,598	1,048,741
Income before taxes	537,599	(200,080)	1,185,019	(64,799)
Net income (loss)	448,896	(258,255)	987,585	(143,266)
Company’s share of net income (loss)	$157,114	$(90,390)	$345,655	$(50,143)

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The rollforward of investment in Huitian in the balance sheet is shown below:

Huitian - 35%
Ownership
December 31, 2008	$-
Investment made	6,533,977
Net income from the year ended December, 2009	566,984
Dividend declared	(473,952)
Foreign currency translation gain	346
December 31, 2009	6,627,355
Net income from the six months ended June 30, 2010	345,655
Dividend declared	-
Foreign currency translation gain	28,543
June 30, 2010 (unaudited)	$7,001,553

Note 9 – Intangible assets, net

Intangible assets consisted of the following:

	June 30, 2010	December 31, 2009
	(unaudited)
Land use rights	$4,649,456	$4,163,140
Permits and licenses	11,272,405	11,261,611
Blood donor network	2,357	2,347
Software	206,828	145,897
GMP certificate	2,327,885	2,327,885
Long-term customer-relationship	6,941,170	6,941,170
Totals	25,400,101	24,842,050
Accumulated amortization	(5,412,020)	(3,661,728)
Intangible assets, net	$19,988,081	$21,180,322

Total amortization expense for the three months ended June 30, 2010 and 2009 amounted to $871,408 and $865,789 respectively. Amortization expense for the six months ended June 30, 2010 and 2009 amounted to $1,740,659 and $1,704,248, respectively.

The amortization expense related to purchased and other intangible assets due to the consolidation of Dalin is $793,819 and $793,278 for the three months ended June 30, 2010 and 2009, respectively. The amortization expense related to purchased and other intangible assets due to the consolidation of Dalin is $1,587,205 and $1,585,907 for the six months ended June 30, 2010 and 2009, respectively.

Amortization expense for intangible assets for the next five fiscal years is as follows:

	2011	2012	2013	2014	2015	Thereafter
Amortization expense	$3,367,396	$3,360,845	$1,596,974	$1,499,243	$1,177,739	$8,985,884

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 10 – Debt

Short term loans and current maturities of long term loan

Short term loans represent renewable loans due to various banks which are normally due within one year.

The Company’s bank loans consisted of the following:

Loans	Due by	Annual interest rates	June 30, 2010 (Unaudited)	December 31, 2009
Short term loans:
Short term bank loan, secured(1)	June 1, 2010	5.40%	$-	$1,467,000
Short term bank loan, un-secured	January 28, 2011	5.31%	2,946,000	2,934,000
Short term loan, un-secured	On demand	0.00%	73,650	73,350
Short term bank loan, secured(2)	March 21, 2011	5.84%	2,946,000	-
Total			$5,965,650	$4,474,350

Interest expense related to the bank loans totaling $99,398 and $921,187 were incurred during the three months ended June 30, 2010 and 2009, respectively. Interest expense totaling $161,684 and $1,543,636 was incurred during the six months ended June 30, 2010 and 2009, respectively.

(1) The loan in the amount of $1,467,000 as of December 31, 2009 is secured by Shandong Taibang’s land use rights and buildings located in Taian, Shandong Province, PRC with the carrying net value as follows:

December 31, 2009
Buildings in Taian, Shandong	$1,238,010
Land use rights in Taian, Shandong	433,793
Total	$1,671,803

(2) The loan in the amount of $2,946,000 is secured by Qianfeng’s buildings located in Guiyang, Guizhou Province, PRC, with carrying net values of RMB 28,933,927 as of June 30, 2010.

Other payables and accruals

Other payables and accruals consist of the following:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

	June 30, 2010	December 31, 2009
	(unaudited)
Other payables (1)	$8,859,086	$7,465,640
Accruals for promotion costs and others (2)	4,573,108	5,281,843
Accruals for salaries and welfare	1,265,973	2,341,874
Accruals for RTO expenses	-	245,657
Accruals for selling commission and promotion fee	2,022,181	691,858
Other Payable - government grant	95,466	143,488
Other payable - deposit received	294,185	160,683
Other payable - funds(3)	3,410,812	2,383,501
Accrued interest	71,250	81,264
Others(4)	-	451,006
Total	$20,592,061	$19,246,814

(1)	The other payables mainly comprise of deposits by potential strategic investors with the amount of $7,506,408 (or RMB 50,960,000). As of June 30, 2010, Qianfeng has received in an aggregate amount of $7,506,408 from potential private strategic investors in connection with subscribing shares from Qianfeng pursuant to Equity Purchase Agreement. The registration of the new investors as Qianfeng’s shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce (“AIC”) is incomplete due to shareholders dispute as disclosed in the legal proceedings section below (Note 14). Additional interest of $1.35 millions was accrued for the year from 2007 to current quarter based on average market interest rate around 5.9%.

(2)	Accruals for promotions and others mainly represent the payables for donors promoting expenses, payables to employees and payables to vendors or subcontractors for construction in plasma stations in Qianfeng.

(3)	Other payable-funds represents bonus accrual for all employees based on the policy approved by the Board, as well as the best estimated from the management.

(4)	Others mainly comprise of the contingent liability due to the pending, outcome of the preceding of Qianfeng’s Guarantee to a Third Party as disclosed in below legal proceedings section below, Qianfeng provisioned a loss contingency reserve during its third quarter of 2009 for approximately $451,006 (RMB 3,074,342) to cover its share of the enforcement of this judgment. Qianfeng has paid the contingent liability off in full amount on May 21, 2010.

Other payable - land use rights

In July 2003, Shandong Taibang obtained certain land use rights from the Tai’an municipal government. Shandong Taibang is required to make payments totaling approximately $20,369 (RMB 138,848) per year to the local state-owned entity, for the 50-year life of the rights or until Biological Institute completes its privatization process. The Company recorded “land use rights” equal to “other payable – land use rights” totaling $ 324,265 and $323,687 as of June 30, 2010 and December 31, 2009, respectively, determined using present value of annual payments over 50 years.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 11 – Convertible Notes

	June 30, 2010	December 31,
	(unaudited)	2009
$9,554,140, 3.8% Senior Secured Convertible Notes, due June 5, 2011	$9,554,140	$9,554,140
Less: converted	(2,054,140)	(1,000,000)
Total convertible notes outstanding	7,500,000	8,554,140
Less: unamortized discount	(7,112,409)	(8,464,380)
Notes payables, net	$387,591	$89,760

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
June 30, 2010
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

Because the Notes and Warrants are denominated in U.S. Dollars but the Company's functional currency is the Chinese Renminbi, in accordance with ASC 815-40-15-7I, the Warrants and the conversion option embedded in the Notes are not indexed only to the Company's common stock and therefore they do not meet the requirements of ASC 815-10-15-74. As a result, the embedded conversion option and the Warrants are accounted for as derivative instrument liabilities, at fair value.

On December 22, 2009, two of the Company’s Note holders exercised their rights to convert $1,000,000 of their Notes into an aggregate of 250,000 shares of the Company’s common stock. On January 13, 2010, two Note holders continued to exercise their rights to convert $1,054,140 of their remaining Notes into an aggregate of 263,535 shares of the Company’s common stock. The fair value market of conversion options of $2,627,558, carrying value of $14,428, accrued interest of $8,550 and deferred fees of $134,479 were included in additional paid-in-capital upon conversion of the convertible notes. As a result, Notes in the principal amount of $7,500,000 is outstanding as of June 30, 2010.

Interest is being recognized on the carrying value of the Notes at an effective annual interest rate of approximately 365%. Interest expense is expected to be approximately $2,412,000 and $6,516,000 for the years ended December 31, 2010 and 2011, respectively.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Earnings (loss) per share is as follows for the three months ended June 30,

Basic earnings per share

	2010	2009
	(unaudited)	(unaudited)
Net income attributable to controlling interest for basic earnings per share	$12,877,543	$6,970,745

Weighted average shares used in basic computation	23,511,435	21,442,909
Earnings per share - Basic	$0.55	$0.33

Diluted earnings per share

	2010	2009
	(unaudited)	(unaudited)
Net income attributable to controlling interest for basic earnings per share	$12,877,543	$6,970,745
Add: interest of convertible notes	284,190	41,534
Net income attributable to controlling interest for diluted earnings per share	$13,161,733	$7,012,279

Weighted average shares used in basic computation	23,511,435	21,442,909
Diluted effect of convertible debentures, warrants and options	3,087,820	368,564
Weighted average shares used in diluted computation	26,599,255	21,811,473

Earnings per share - Diluted	$0.49	$0.32

For the three months ended June 30, 2010, 50,000 shares of stock option were excluded from the calculation because of anti-diluted nature. All other warrants, stock options and conversion options were included in the calculation of diluted earnings per share because of their dilutive nature.

For the three months ended June 30, 2009, the average stock price was greater than the exercise prices of the 1,244,000 warrants which resulted in additional weighted average common stock equivalents of 368,564. However, 4,644,053 warrants, stock options and conversion options were excluded in the calculation of diluted earnings per share because of their anti-dilutive nature.

Earnings (loss) per share is as follows for the six months ended June 30,

Basic earnings per share

	2010	2009
	(unaudited)	(unaudited)
Net income attributable to controlling interest for basic earnings per share	$23,483,183	$11,229,063

Weighted average shares used in basic computation	23,449,508	21,438,948
Earnings per share - Basic	$1.00	$0.52

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Diluted earnings per share

	2010	2009
	(unaudited)	(unaudited)
Net income attributable to controlling interest for basic earnings per share	$23,483,183	$11,229,063
Add: interest of convertible notes	456,311	41,534
Net income attributable to controlling interest for diluted earnings per share	$23,939,494	$11,270,597

Weighted average shares used in basic computation	23,449,508	21,438,948
Diluted effect of convertible debentures, warrants and options	3,092,177	88,561
Weighted average shares used in diluted computation	26,541,685	21,527,509

Earnings per share - Diluted	$0.90	$0.52

For the six months ended June 30, 2010, 50,000 shares of stock option were excluded from the calculation because of anti-diluted nature. All other warrants, stock options and conversion options were included in the calculation of diluted earnings per share because of their dilutive nature.

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

All of the Company's plasma companies are qualified as small scale taxpayers and are subject to a tax rate of 6% in 2010.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Starting from January 1, 2008, all dividends paid to foreign parents are subject to a 10% income tax. As a result, Logic Express recorded $ 1,835,583 and $334,877 income tax expense during the six months ended June 30, 2010 and 2009, respectively, for dividends Taibang distributed to its foreign parent, Logic Express.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2010 and 2009:

	For the three months		For the six months
	ended June 30,		ended June 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
U.S. Statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign Income	(34.0)	(34.0)	(34.0)	(34.0)
China Tax rates	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	(10.0)	(10.0)	(10.0)
Temporary differences (China) (1)	(1.4)	-	(0.2)	-
Other items (2)	7.0	5.9	4.7	6.3
Effective income tax rates	20.6%	20.9%	19.5%	21.3%

(1) The 1.4% represents the effect of realization of temporary difference of $334,827 for the three months ended June 30, 2010. The 0.2% represents the effect of realization of temporary difference of $66,137 for the six months ended June 30, 2010.

(2) The other items represent $1.2 million of income tax expense for dividends that Shandong Taibang distributed to Logic Express, its foreign parent and $4.3 million of expense incurred by CBP, Logic Express and Logic Holding that are not deductible in PRC offset by $2.3 million gains (not taxable) from fair value changes of derivative liabilities for the three months ended June 30, 2010. The 5.9% represents the $0.3 million income tax expense for dividends Shandong Taibang paid to Logic Express, its foreign parent and $2.2 million expenses incurred by CBP, Logic Express and Logic Holding that are not deductible in PRC for the three months ended June 30, 2009.

The other items represent $1.8 million of income tax expense for dividends that Shandong Taibang distributed to Logic Express, its foreign parent and $7.7 million of expense incurred by CBP, Logic Express and Logic Holding that are not deductible in PRC offset by $6.1 million gains (not taxable) from fair value changes of derivative liabilities for the six months ended June 30, 2010. The 6.3% represents the $4.1 million expenses incurred by CBP, Logic Express and Logic Holding that are not deductible in PRC for the six months ended June 30, 2009.

The estimated tax savings due to the tax exemption for the three months ending June 30, 2010 and 2009 amounted to $2,527,486 and $1,702,681, respectively. The net effect on earnings per share if the income tax had been applied would decrease basic earnings per share for the three months ended June 30, 2010 and 2009 by $0.11 and $0.08, respectively. The net effect on earnings per share if the income tax had been applied would decrease diluted earnings per share for the three months ended June 30, 2010 and 2009 by $0.10 and $0.08, respectively. The estimated tax savings due to the tax exemption for the six months ending June 30, 2010 and 2009 amounted to $4,269,777 and $2,466,012, respectively. The net effect on earnings per share if the income tax had been applied would decrease basic earnings per share for the six months ended June 30, 2010 and 2009 by $0.18 and $0.12, respectively. The net effect on earnings per share if the income tax had been applied would decrease diluted earnings per share for the six months ended June 30, 2010 and 2009 by $0.16 and $0.11, respectively.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The provision for income taxes consists of the following for the unaudited three months and six months ended June 30, 2010 and 2009:

	Three months ended,		Six months ended,
	2010	2009	2010	2009
Current
U.S.	$-	$-	$-	$-
Foreign (China)	5,421,708	2,982,101	8,349,084	5,012,295
	5,421,708	2,982,101	8,349,084	5,012,295
Deferred
U.S.	-	-	-	-
Foreign (China)	(334,827)	-	(66,137)	-
	(334,827)	-	(66,137)	-

Provision for income taxes	$5,086,881	$2,982,101	$8,282,947	$5,012,295

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

The Company’s deferred taxes reflect the tax effect of temporary differences recorded as assets for financial reporting purposes and the comparable amounts recorded for income tax purpose. The deferred tax assets are measured using the enacted tax rates and law. Significant components of the deferred tax assets as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31,
	(unaudited)	2009
Current
Accrued salary and bonus expenses	$410,332	$512,586
Accrued selling and marketing expenses	288,414	108,112
Accrued interest and penalty payable to Qianfeng strategic investors	200,351	172,145
Accrued cost of raw material	220,811	260,928
Total deferred tax assets in Chinese entities	1,119,908	1,053,771
U.S. loss carry forwards	317,969	599,689
Total current deferred tax assets	1,437,877	1,653,460

Non-Current
U.S. loss carry forwards	1,618,630	1,018,941
Total deferred tax assets	3,056,507	2,672,401
Valuation allowance	(1,936,599)	(1,618,630)
Net deferred tax assets	$1,119,908	$1,053,771

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

CBP was incorporated in the United States and has incurred net operating losses for income tax purposes for the period ended June 30, 2010. The estimated net operating loss carry forwards for United States income taxes amounted to $5,695,880 and $4,760,677 as of June 30, 2010 and December 31, 2009, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, from 2026 through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit from CBP to reduce the asset to zero. Management reviews this valuation allowance periodically and makes adjustments as warranted. The following table represents the rollforward of the deferred tax valuation allowance:

	For the three months	For the year ended
	ended June 30, 2010	December 31, 2009
	(unaudited)
Balance of January 1,	$1,618,630	$1,018,941
Increase	317,969	599,689
Deferred tax valuation allowance	$1,936,599	$1,618,630

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $67 million as of June 30, 2010, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

VAT on sales amounted to $3,009,906 and $2,274,958 for the three months ended June 30, 2010 and 2009, respectively. VAT on sales amounted to $4,938,854 and $3,853,361 for the six months ended June 30, 2010 and 2009, respectively. Sales are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	June 30, 2010	December 31, 2009
	(unaudited)
VAT tax payable	$1,058,943	$1,110,216
Income tax payable	6,284,072	7,479,279
Other miscellaneous tax payable	166,556	184,584
	$7,509,571	$8,774,079

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

On January 28, 2010, the Company’s wholly owned subsidiary, Logic Management and Consulting (China) Co., Ltd, entered into a thirty six (36) months, starting March 2010, lease agreement with Beijing Jialong Real Estate Company for an office space for its Beijing office. The annual lease payment is approximately $190,187 (RMB 1,291,152).

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to FASB’s accounting standard related to leases. Total contractual commitments for construction in progress and operating lease commitments outstanding as of June 30, 2010 (unaudited):

	6/30/2011	6/30/2012	6/30/2013	6/30/2014	6/30/2015	Thereafter
Property and equipment, not yet	$334,593	$-	$-	$-	$-	$-
Operating Lease	224,724	240,848	199,552	9,366	8,547	191,411
Total	$559,317	$240,848	$199,552	$9,366	$8,547	$191,411

For the three months ended June 30, 2010 and 2009, total rent expense amounted to $37,823 and $25,192, respectively. For the six months ended June 30, 2010 and 2009, total rent expense amounted to $58,171 and $58,326, respectively.

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
June 30, 2010
(Unaudited)

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

In June 2007, Jie'an brought suit in the High Court of Guizhou province, China, against Qianfeng and the three other original Qianfeng shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie'an alleged that it had a right to acquire the shares waived by the original Qianfeng shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie'an and sustained the Equity Purchase Agreement, but on November 2008, Jie'an appealed the Guizhou High Court judgment to the People's Supreme Court in Beijing. On May 13, 2009, the People's Supreme Court sustained the original ruling and denied the rights of first refusal of Jie'an over the additional shares waived by the original Qianfeng's shareholders. The registration of the new investors as Qianfeng's shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce are still pending. On January 27, 2010, the strategic investors brought suit in the High Court of Guizhou Province against Qianfeng alleging Qianfeng’s failure to register their equity interest in Qianfeng with the local AIC and requesting the distribution of their share of Qianfeng’s dividends. Dalin was also joined as a co-defendant as it is the majority shareholder and exercises control over Qianfeng’s day-to-day operations. The Company does not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, the Company believes that the Equity Purchase Agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment. In the event that Qianfeng is required to return their original investment amount to the strategic investors, as of June 30, 2010, Qianfeng has set aside the strategic investors’ fund along with RMB 8,673,542 (approximately $1,277,613) in accrued interests, and RMB 519,600 (approximately $74,712) for the 1% penalty imposed by the agreement for any breach. If strategic investors prevail in their suit, Dalin's interests in Qianfeng may be reduced to approximately 41.3%. The High Court of Guizhou heard the case on April 8, 2010 and encouraged, and accepted by both parties, to settle the dispute outside the court. As of the date of this report, the Company is still negotiating with the strategic investors for a term that is acceptable to the Company. During the second quarter of 2010, Jie’an requested Qianfeng to register its 1.8 million shares of additional capital infusion as per Equity Purchase Agreement and it was approved by the majority shareholders in a shareholders meeting held in the second quarter of 2010. However, the request is still waiting the Company’s Board to ratify the validity and the completion of the registration with PRC’s local AIC. If such request is granted, Dalin’s ownership in Qianfeng will be diluted from 54% to 52.54%.

Dispute over Qianfeng Technical Consulting Agreement

In 1997, Qianfeng entered into a Technical Cooperation Agreement with Sin Kyung Ye, or Sin, a Korean individual, to provide certain fractionation equipment and transfer processing know-how to Qianfeng. In August 2004, Sin filed a law suit against Qianfeng with the Intermediate Court in Guiyang City, China, alleging non-payment of RMB 100,000 (approximately, $14,670) for his fractionation equipment and RMB 5,000,000 (approximately, $733,500) for the transfer of his technological know-how. The Intermediate Court ruled in favor of Sin and found that Qianfeng owed Sin RMB 10,376,160 (approximately, $ 1,522,183), but Qianfeng appealed the Intermediate Court ruling to the Guizhou High Court. The Guizhou High Court agreed in part with Qianfeng's grounds for appeal and reduced the amount of know-how transfer fee to RMB 1,970,413 (approximately, $289,060). In May 2007, Sin appealed the Guizhou High Court's decision to the People's Supreme Court in Beijing. The People's Supreme Court heard in April 2008 and ruled on December 29, 2009 for Qianfeng pay RMB 4,700,000 (approximately, $689,490) as compensation to Sin for technology transfer and RMB 100,000 (approximately, $14,670) for unpaid equipment purchase. Qianfeng has accrued and accounted for all these expenses as of December 31, 2009 and recorded a receivable $431,799 (RMB 2,931,423) for the 54% of the total liability due from the old shareholders of Dalin as agreed in equity transfer agreement. During the second quarter of 2010, the Company wrote off the receivable of its share of the judgment, which was anticipated to be recovered from the previous shareholders of Qianfeng and recorded as an offset with the investment payable previously, as the bad debt expense. Due to several changes of the Qianfeng’s ownership prior the Company’s acquisition, the management believes it is more than likely that the Company will not be able to recover such amount from the existing shareholders of Qianfeng.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

Qianfeng's Guarantee to a Third Party

In 2007, as a condition to purchase Huang Ping Plasma Station, Qianfeng entered into an agreement with Guizhou Zhongxin Investment Company (“Zhongxin”) in which Qianfeng agreed to repay Zhongxin's debt out of Qianfeng's payables to Zhongxin arising from plasma purchased from Zhongxin. In the same agreement, Qianfeng also guaranteed to the Huang Ping County Hospital (“Huang Ping Hospital”), which was the co-owner with Zhongxin of the Huang Ping Plasma Station, for the amount of RMB3,074,342 (approximately, $451,006) of debt that Zhongxin owed to Huang Ping Hospital. On June 1, 2009, Huang Ping Hospital brought suit, in Huang Ping County People's Court of Guizhou Province, against Zhongxin for non-payment of its payables and debt due to Huang Ping Hospital and Qianfeng as the guarantor. On November 2, 2009, the court ruled in favor of the plaintiff and Qianfeng will need to repay the Zhongxin’s debt to Huang Ping Hospital on behalf of Zhongxin as the guarantor. In October 2009, Qianfeng appealed to the Middle Court of Kaili District in Guizhou Province and was accepted by the court in January 2010. On April 8, 2010, the Middle Court of Kaili District ruled to sustain the original judgment. As a result, Qianfeng is in the process of filing suit against Zhongxin in the attempt to recover the RMB 3,074,342 debt that was under the guarantee. The Equity Transfer Agreement pursuant to which we acquired a 90% interest in Dalin, Qianfeng's majority shareholder, provides that the sellers will be responsible, in accordance with their equity proportion in Qianfeng, for damages incurred by Qianfeng from Zhongxin's debt and shall repay Dalin the sellers' proportionate share of payments made by Qianfeng to creditors in connection with Zhongxin's debt within 10 days after payment by Qianfeng. The RMB 3,074,342 contingent liability and proportionate share of the liability to be recovered from the sellers were properly reflected in the financials as of June 30, 2010. The liability has been paid in full amount by Qianfeng on May 22, 2010. On June 30, 2010, Qianfeng brought suit, to the Middle Court of Guiyang City, against Zhongxin in attempt to recover for the full judgment amount of RMB 3,074,342 plus court fee of RMB 32,340 that Qianfeng already paid on behalf of Zhongxin.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

The summary of warrant activity is as follows:

		Weighted	Average
	Warrants	Average	Remaining
	Outstanding	Exercise Price	Contractual Life
December 31, 2008	1,284,000	$2.84	2.55
Granted	1,288,018	4.89	3.00
Forfeited
Exercised	(40,000)	2.84	2.10
June 30, 2009 (unaudited)	2,532,018	$3.88	2. 63
Granted
Forfeited
Exercised	(1,244,000)	2.84	2.10
December 31, 2009	1,288,018	$4.89	2.44
Granted
Forfeited
Exercised	(237,325)	4.80	3.95
June 30, 2010 (unaudited)	1,050,693	$4.80	1.95

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Options

On May 9, 2008, the Company adopted the 2008 Equity Incentive Plan, which provides up to 5,000,000 shares of Company’s Common Stock to be made available to employees and directors at various prices as established by the Board of Directors of the Company. On January 7, 2010, our board of directors granted to one of the employee options to purchase 50,000 shares of our common stock, with an exercise price of $12.60 and vested immediately with the expiration date of January 7, 2020, under the 2008 plan, in accordance with his employment agreement with the company. On February 4, 2010, the board of directors granted to a newly appointed director options to purchase 20,000 shares of our common stock, with an exercise price of $10.66; 10,000 shares of which will be vested on August 4, 2010 and the remaining 10,000 shares will be vested on February 4, 2011. As of June 30, 2010, there were 3,932,500 shares available under the plan.

The fair value of each option granted on May 9, 2008, July 24, 2008, January 7, 2010 and February 4, 2010 are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	May 9,	July 24,	January 7,	February 4,
Granted on	2008	2008	2010	2010
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.56%	3.56%	2.62%	2.29%
Expected life (in years)	5	5	5	5
Weighted average expected volatility	59.4%	81.2%	130.0%	130.0%

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on the Company’s current and expected dividend policy. The value of the options was based on the Company’s common stock price on the date the options were granted. Because the Company does not have a history of employee stock options, the Company utilized the simplified method to estimate the life of the options which is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. For the three months ended June 30, 2010 and 2009, the Company expensed $45,948 and $27,594 in compensation expense. For the six months ended June 30, 2010 and 2009, the Company expensed $617,841 and $54,967 in compensation expense. As of June 30, 2010, approximately $109,759 of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized as an expense over the employee's remaining weighted average service period of approximately 0.61 years. The options are accounted for as equity under FASB’s accounting standard related to derivative instruments and hedging activities. The options activity is as follows:

			Weighted	Average
			Average	Remaining	Aggregate
	Options	Options	Exercise	Contractual	Intrinsic
	Outstanding	Exercisable	Price	Life	Value
December 31, 2008	997,500	937,500	$4.00	9.43	$-
Granted	-	30,000	4.00	9.31	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
June 30, 2009 (unaudited)	997,500	967,500	$4.00	8.93	$-
Granted	-	30,000	4.00	9.06	-
Forfeited	-	-	-	-	-
Exercised	(87,500)	(87,500)	4.00	8.42	-
December 31, 2009	910,000	910,000	$4.00	8.43	$7,352,800
Granted	70,000	50,000	12.05	9.52	-
Forfeited	-	-	-	-	-
Exercised	(20,000)	(20,000)	4.00	8.07	-
June 30, 2010 (unaudited)	960,000	940,000	$4.59	8.05	$6,019,133

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 16 – Change in fair value of derivative liabilities

Loss (gain) on change in fair value of derivative liabilities for the six months ended June 30, 2010 comprised as following:

	Fair value at	Fair value at
	January 1,	dates of	Fair value at		Change in fair
	2010 or	warrants	date of notes	Fair value at	value at June
Change in fair value of derivative liabilities of:	issuance date	exercised	conversion	June 30, 2010	30, 2010
Conversion option of convertible notes ( note 11)	$19,960,145	$-	$2,627,558	$13,522,842	$(3,809,745)
Warrants attached to convertible notes (note 15)	11,804,253	1,078,788	-	8,658,837	(2,066,628)
Warrants issued to placement agent (note 15)	897,010	668,977	-	-	(228,033)
Total	$32,661,408	$1,747,765	$2,627,558	$22,181,679	$(6,104,406)

Note 17 – Interest expense (income), net

Interest expense (income), net for the three months ended June 30, 2010 and 2009 comprised as following:

Interest expense (income), net	2010	2009
	(unaudited)	(unaudited)
Interest expense – bank and other loans	$99,398	$900,831
Interest expense – due to strategic investors	100,339	-
Interest expense – convertible notes	284,190	41,534
Interest expense – other	135,542	-
Interest income	(180,464)	(58,451)
Total	$439,005	$883,914

Interest expense (income), net for the six months ended June 30, 2010 and 2009 comprised as following:

Interest expense (income), net	2010	2009
	(unaudited)	(unaudited)
Interest expense – bank and other loans	$161,684	$1,523,280
Interest expense – due to strategic investors	199,521	-
Interest expense – convertible notes	456,311	41,534
Interest expense – other	135,542	-
Interest income	(333,000)	(310,047)
Total	$620,058	$1,254,767

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Reserve fund

10% of the net income determined in accordance with PRC accounting rules and regulations are transferred to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of June 30, 2010, approximately $23.2 million was reserved. Though Shandong Taibang has met 50% of its registered capital, its Board decided to continue to make such reserve. The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise expansion fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. The Company’s policy is to transfer 5% of the Shandong Taibang’s net income to this fund determined in accordance with the Company’s policy.

Note 19 – Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. All permanent employees are entitled to an annual pension equal to their basic salaries at retirement. The PRC government is responsible for the benefit liability to these retired employees. The Company is required to make contributions to the state retirement plan at 20% of the monthly base salaries of the current employees. For the three months ended June 30, 2010 and 2009, the Company made pension contributions in the amount of $100,324 and $124,600, respectively. For the six months ended June 30, 2010 and 2009, the Company made pension contributions in the amount of $209,357 and $233,476, respectively.

Note 20 - Noncontrolling interest and distribution

The roll forward of noncontrolling interest in the balance sheet is shown below (other comprehensive income-translation gain was allocated to the noncontrolling interest):

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

	Fang Cheng	Shandong	Guizhou	Guiyang	Guiyang
	Plasma Co.	Taibang	Renyuan	Qianfeng	Dalin
	Minority	Minority	Minority	Minority	Minority	Total
	Owner	Owner	Owners	Owners	Owner	Noncontrolling
	(20%)	(17.24%)	(75%)	(46%)	(10%)	interest
December 31, 2008	$-	$4,805,381	$-	$-	$-	$4,805,381
Dalin acquisition	-	-	2,444,203	17,317,241	1,763,615	21,525,059
Net income(loss)	(12,670)	5,321,062	(111,753)	9,884,220	1,267,631	16,348,490
Foreign currency translation gain/(loss)	-	(187)	115,238	330,316	10,256	455,623
Dividend declared	-	(1,212,834)	-	(7,327,205)	(415,353)	(8,955,392)
December 31, 2009	$(12,670)	$8,913,422	$2,447,688	$20,204,572	$2,626,149	$34,179,161
Net income(loss)		3,511,946	(76,681)	6,618,884	722,208	10,776,357
Reverse for 20% acquisition	12,670	-	-			12,670
Foreign currency translation gain/(loss)	-	144,325	34,931	(1,555)	(38,933)	138,768
Dividend declared	-	-	-	(4,048,920)	(815,652)	(4,864,572)
June 30, 2010 (unaudited)	$-	$12,569,693	$2,405,938	$22,772,981	$2,493,772	$40,242,384

Dividends declared are split pro rata between the shareholders according to their ownership interest. The payment of the dividends may occur at different times to the shareholders resulting in distributions which do not appear to be reflective of the minority ownership percentages. As of June 30, 2010, minority shareholders owned 17.24% of the Shandong Taibang, 10% of Dalin and 46% of Qianfeng. The table below shows the minority shareholder and dividends outstanding.

	Shandong	Guiyang	Guiyang
	Taibang	Qianfeng	Dalin	Total
	Noncontrolling	Noncontrolling	Noncontrolling	Noncontrolling
	shareholder	shareholder	shareholder	shareholder
Distribution payable, December 31, 2008	$3,252,354	$-	$-	$3,252,354
Dividend declared	1,212,834	7,327,205	415,353	8,955,392
Dividend paid	(4,479,381)	(7,330,671)	(415,353)	(12,225,405)
Foreign currency translation adjustments	14,780	3,466	-	18,246
Distribution payable, December 31, 2009	$587	$-	$-	$587
Dividend declared	-	4,048,920	815,652	4,864,572
Dividend paid	-	(4,048,920)	(815,652)	(4,864,572)
Foreign currency translation adjustments	2	-	-	2
Distribution payable, June 30, 2010 (unaudited)	$589	$-	$-	$589

Note 21 – Business combinations

Acquisition of Ziguang Bio-Technology Co.

On January 22, 2010, Shandong Taibang entered into an Equity Transfer Agreement with Yuncheng Ziguang Biotechnology Co., Ltd. which is located in Yuncheng, Shandong Province. Under the terms of the Equity Transfer Agreement, Shandong Taibang agreed to purchase 100% of Yuncheng Ziguang’s equity interest at a purchase price of RMB 10,066,672 (approximately $1,476,781), which was paid on February 24, 2010. Yuncheng Ziguang’s main business is manufacturing, packing and selling of health drinks and foods. Among its assets, Yuncheng Ziguang owns six buildings and a right to acquire a land use right with approximately 323,000 square feet in size. The purpose of this acquisition is mainly for relocation of Shandong Taibang’s Yang Gu plasma station, which is adjacent to Yuncheng Ziguang, into the existing building and the land that Yuncheng Ziguang currently owns or entitled to own. Yun Cheng plasma station is the oldest and smallest among the Company's five stations in Shandong. Shandong Taibang expects that the relocation of the plasma station into the new facility will increase its plasma collection capacity with a low investment cost.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

No material acquisition-related costs were incurred and recognized in the Company’s income statement for the three and six months ended June 30, 2010.

No supplemental pro forma information was disclosed as Ziguang had not commenced operations for the period ended June 30, 2010 due to that it is under construction in preparation for the relocation of Yang Gu Plasma Company.

Note 22 – Subsequent Events

Option plan

On July 11, 2010, the Company’s Board of Directors authorized the grant to Mr. Sean Shao, Dr. Tong Jun Lin, Dr. Xiangmin Cui and Mr. Chaoming Zhao (the “Chief Executive Officers and Directors”), of options to purchase 40,000 shares each of the Company’s common stock, and to Mr. Y. Tristan Kuo of options to purchase 35,000 shares of the Company’s common stocks, and to Mr. Tung Lam, the Chief Executive Officer of Shandong Taibang and certain other employees of the Company of options to purchase 776,000 shares of the Company's common stocks, all pursuant to the 2008 Equity Incentive Plan. These options shall be exercisable at $12.26, the fair market price as of the grant date, and to be vested in 12 equally quarters with the first vesting date of October 11, 2010.

Formation of two new plasma stations in Shandong

On July 7, 2010 and July 20, 2010, Shandong Taibang established Ning Yang Taibang Plasma Company and Yi Shui Taibang Plasma Company, both 100% owned by Shandong Taibang for the purpose of constructing and operating the two recently approved plasma stations in Shandong Province, PRC.

Distributions declaration by Guiyang Qianfeng

On August 6, 2010, the Board of Directors of Guiyang Qianfeng declared a RMB 50,000,000 (approximately $7,365,000) distribution to its 54% shareholder Guiyang Dalin, the 19% shareholder Guizhou Eakan, the 18% shareholder Shenzhen Yigongshengda, and the 9% shareholder Guizhou Jie'an. The funds will be transferred to their separate accounts as instructed before August 12, 2010.

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

  “Taibang Medical” are to Shandong Taibang's wholly owned PRC subsidiary, Shandong Taibang Medical Company;

  “Shandong Taibang” are to our subsidiary Shandong Taibang Biological Products Co. Ltd., a sino-foreign joint venture incorporated in China; and

  “U.S. dollar,” “$,” “USD” and “US$” are to the legal currency of the United States.

Throughout this report, we have converted RMB to USD as follows:

June 30, 2010
Balance sheet	RMB 6.79 to US$1.00
Statement of income and comprehensive income	RMB 6.82 to US$1.00

June 30, 2009
Balance sheet	RMB 6.83 to US$1.00
Statement of income and comprehensive income	RMB 6.82 to US$1.00

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

We are approved to sell human albumin 20%/10ml, 20%/25ml, 20%/50m, 10%/10ml, 10%/25ml, 10%/50ml and 25%/50ml. Human albumin is our top-selling product. Sales of these human albumin products represented approximately 46.4% and 47.4% of our total revenues, respectively, for the three months ended June 30, 2010 and 2009, respectively. Human albumin is principally used to increase blood volume while immunoglobulin, one of our other major products, is used for certain disease preventions and cures. The Company’s approved human albumin and immunoglobulin products use human plasma as the basic raw material. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. All of our products are prescription medicines administered in the form of injections.

We sell our products to customers in the PRC, mainly hospitals and inoculation centers. Our sales have historically been made on the basis of short-term arrangements and our largest customers have changed over the years. For the three months ended June 30, 2010 and 2009, our top 5 customers accounted for approximately 11.1% and 17.5%, respectively, of our total revenue. For the three months ended June 30, 2010 and 2009, our largest customer accounted for approximately 2.7% and 4.2% of our revenue, respectively. As we continue to diversify our geographic presence, customer base and product mix, we expect that our largest customers will continue to change from year to year.

We operate and manage our business as a single segment. We do not account for the results of our operations on a geographic or other basis.

All of our business has been conducted in Renminbi, the official currency of China. Renminbi is still not a free floating currency. The value of Renminbi is subject to changes in the Chinese government's policies and depends to a large extent on China's domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars has generally been stable, and Renminbi has appreciated against the U.S. dollar since July 2005.

On November 25, 2009, we received approval to list our securities on The NASDAQ Global Market. The symbol for our common stock is “CBPO.” We began trading on NASDAQ under this symbol on December 2, 2009.

During the quarter ended June 30, 2010, our revenues were derived primarily from the sale of our approved human albumin and immunoglobulin products. Our revenue during the fiscal quarter ended June 30, 2010 increased 23.3%, or $7,726,771, to $40,908,316 compared with $33,181,545 over the same period in 2009. All of our approved products recorded price increases ranging from 0.1% to 433.5%.

The following chart reflects our corporate organizational structure:

Our principal executive offices are located at No. 14 East Hushan Road, Tai’an City, Shandong, People’s Republic of China 271000. Our corporate telephone number is (+86) 538-620-2306 and our fax number is (+86) 538-620-3895. We maintain a website at http://www.chinabiologic.com that contains information about our operating company, but that information is not part of this report.

Second Quarter of 2010 Financial Performance Highlights

We continued to experience strong demand for our products and services during the three months ended June 30, 2010, which resulted in growth in our revenue and net income. The following are some financial highlights for the three months ended June 30, 2010:

  Revenue: Revenue increased $7,726,771, or 23.3%, to $40,908,316 for the three months ended June 30, 2010, from $33,181,545 for the same period in 2009.

  Gross Profit: Gross profit increased $7,829,630, or 32.6%, to $31,849,410 for the three months ended June 30, 2010, from $24,019,780 for the same period in 2009.

  Income from operations: Income from operations increased $6,236,588, or 37.7%, to $22,769,096 for the three months ended June 30, 2010, from $16,532,508 for the same period in 2009.

  Net income: Net income increased $5,906,798, or 84.7%, to $12,877,543 for the three months ended June 30, 2010, from $6,970,745 for the same period in 2009.

  Fully diluted net income per share: Fully diluted net income per share was $0.49 for the three months ended June 30, 2010, as compared to $0.32 for the same period in 2009.

Our net income, as reported in our result of operations for the three months ended June 30, 2010 and 2009, was $12,877,543 and $6,970,745, respectively. Our results of operations in the second quarter of 2010, as compared to the same period in 2009, was materially impacted by unit price increases and sales volume increases of our products, as well as the reduction of change in derivative liabilities.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars. The financial data for the three months ended June 30, 2010 reflect the operating results of the Company and its subsidiaries, including Yuncheng Ziguang, while the financial data for the same period in 2009 reflect the operating results of the Company and its subsidiaries excluding Yuncheng Ziguang, which was acquired January 21, 2010 and still under construction for the purpose of relocation of the Company’s Yang Gu Plasma Company.

For the Three-Month Periods Ended June 30, 2010 and 2009 (Unaudited)

	Three Months		$	%
	Ended June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Revenue	$40,908,316	$33,181,545	$7,726,771	23.3%
Cost of revenue	9,058,906	9,161,765	(102,859)	(1.1%	)
Gross profit	31,849,410	24,019,780	7,829,630	32.6%
Gross profit as a percentage of revenue	77.9%	72.4%	5.5%
Operating expenses	9,080,314	7,487,272	1,593,042	21.3%
Other (income) expense	(1,886,473)	2,254,031	(4,140,504)	(183.7%	)
Income before taxes and noncontrolling interest	24,655,569	14,278,477	10,377,092	72.7%
Income taxes	5,086,881	2,982,101	2,104,780	70.6%
Net income before noncontrolling interests	$19,568,688	$11,296,376	$8,272,312	73.2%

Revenues. Our revenues are derived primarily from the sales of our human albumin and immunoglobulin products. Our revenues increased 23.3%, or $7,726,771, to $40,908,316 for the three months ended June 30, 2010, compared to revenues of $33,181,545 for the three months ended June 30, 2009. The growth in revenue is mainly due to the general price increase of our products, as well as the 0.1% increase in foreign exchange translation. All of our approved products recorded price increases ranging from 0.1% to 433.5%. For the quarter ended June 30, 2010, the average price for our approved human albumin products, which contributed 46.4% to our total revenues, increased 0.1%, the average price for our approved human hepatitis B immunoglobulin products, which contributed 6.9% to our total revenues, increased 433.5%, the average price for our approved human immunoglobulin for intravenous injection products, which contributed 39.3% to our revenues, increased 26.9%, the average price for our approved human rabies immunoglobulin products, which contributed 3.2% to our revenues, increased 21.6%, the average price for our approved human tetanus immunoglobulin products, which contributed 2.9% to our revenue, increased 2.3%, and the average price for our approved human immunoglobulin products, which contributed 0.5% to our revenue, increased 130.3%, as compared to the same period in 2009.

Cost of Revenues. Our cost of sales decreased $102,859, or 1.1%, to $9,058,906 for the quarter ended June 30, 2010, from $9,161,765 during the same period in 2009. This decrease was mainly due to a 1.2% actual decrease in cost of revenues as a result of the mix of the product sold. Cost of revenues as a percentage of sales was 22.1% for the quarter ended June 30, 2010, as compared to 27.6% during the same period in 2009.

Gross Profit. Gross profit increased by $7,829,630, or 32.6%, to $31,849,410 for the quarter ended June 30, 2010, from $24,019,780 for the same period in 2009. As a percentage of sales revenue, our gross profit margin increased by 5.5% to 77.9% for the quarter ended June 30, 2010, from 72.4% for the same period in 2009. The increase in gross profit is due mainly to the unit price increases in our products, as well as some sales volume increase, along with slight decrease in cost of revenues during the second quarter of 2010.

Operating Expenses. Our total operating expenses increased by $1,593,042, or 21.3%, to $9,080,314 for the quarter ended June 30, 2010, from $7,487,272 for the same period in 2009. The increase was primarily attributable to the 258.2% increase in our research and development expenses during the 2010 period, as well as the 66.6% increase in selling expense, which was offset by the 1.6% decrease in our general and administrative expenses. As a percentage of sales revenue, total operating expenses decreased by 0.4% to 22.2% for the quarter ended June 30, 2010, from 22.6% for the same period in 2009.

     Selling Expenses. For the quarter ended June 30, 2010, our selling expenses increased to $1,856,881, from $1,114,614 for the quarter ended June 30, 2009, an increase of $742,267, or 66.6%. As a percentage of sales, our selling expenses for the quarter ended June 30, 2010 increased by 1.1%, to 4.5%, from 3.4% for second quarter 2009. The increase in selling expenses is mainly due to an increase in promotional and conference activities as the Company continues its efforts in expanding its penetration into hospital and inoculation centers.

     General and Administrative Expenses. For the three months ended June 30, 2010, our general and administrative expenses decreased $98,852, or 1.6%, to $5,905,950, from $6,004,802 for the quarter ended June 30, 2009. General and administrative expenses as a percentage of sales decreased by 3.7% to 14.4% for the second quarter of 2010, from 18.1% for the same period in 2009. Non-cash employee compensation for the three months ended June 30, 2010 increased by $18,354 to $45,948, from $27,594 for the same period in 2009. The slightly decrease in general and administrative expenses is due mainly to the decreases in general payroll and employee benefits and outside services, as well as decreases in legal expenses and office supplies, which was offset by the increases in insurance expenses.

     Research and Development Expenses. For the quarter ended June 30, 2010 and 2009, our research and development expenses were $1,317,483 and $367,856, respectively, an increase of $949,627 or 258.2%. As a percentage of revenues, our research and development expenses for the quarter ended June 30, 2010 and 2009 were 3.2% and 1.1%, respectively. The increase in research and development expenses is due primarily to the allocation of cost associated with the development of two new products that are at the end of developing stages. We expect to receive approval from SFDA for these two new products in late 2010 or early 2011.

Change in Fair Value of Derivative Liabilities. The embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants that were issued in June 2009 are classified as derivative liabilities carried at fair value. For the three months ended June 30, 2010 and 2009, the Company recognized an income from the change in fair value of derivative liabilities in the amounts of $2,270,829 and a loss of $1,295,732, respectively. The recognized income from the change in the fair value of derivative liabilities in the second quarter of 2010 is mainly due to the Company’s stock price decrease from $11.04 to $10.99 as of March 31, 2010 and June 30, 2010, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

Interest Expense (Income), net. Our net of interest expense (income) decreased by $444,909, or 50.3%, to an expense of $439,005 for the quarter ended June 30, 2010, from an interest expense, net of $883,914 for the same period in 2009. The decrease in interest expenses is primarily due to having less average amount of bank loans outstanding during the current quarter as the Company had paid off a significant portion of the short term loans with banks in China during the end of prior year and current quarters, and the increase in interest income of $0.12 million from the Company’s short term deposits with financial institutions..

Income Tax Expense. Our provision for income taxes increased $2,104,780, or 70.6%, to $5,086,881 for the quarter ended June 30, 2010, from $2,982,101 for the same period in 2009. Our effective tax rate for the quarter ended June 30, 2010 and 2009 was 20.6% and 20.9%, respectively. Among the increase of $2.1 million in income taxes, $1.3 million is due to the dividend tax imposed by PRC tax authorities on dividends distributed by the Company’s two main operating entities to their parent company, Logic Express.

Net Income before Non-Controlling Interest. Our net income before non-controlling interest increased $8,272,312, or 73.2%, to $19,568,688 for the quarter ended June 30, 2010, from $11,296,376 for the same period in 2009. Income before non-controlling interest as a percentage of revenues was 47.8% and 34% for the quarter ended June 30, 2010 and 2009, respectively. The increase in net income before non-controlling interest is mainly due to the increases in selling price and volume, as well as the decrease in change in fair value of derivative liabilities.

For the Six-Month Periods Ended June 30, 2010 and 2009 (Unaudited)

	Six Months		$	%
	Ended June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Revenue	$68,006,869	$54,330,143	$13,676,726	25.2%
Cost of revenue	15,857,760	15,376,695	481,065	3.1%
Gross profit	52,149,109	38,953,448	13,195,661	33.9%
Gross profit as a percentage of revenue	76.7%	71.7%	5.0%
Operating expenses	16,154,129	12,357,402	3,796,727	30.7%
Other (income) expense	(6,547,507)	3,028,975	(9,576,482)	(316.2%	)
Income before taxes and noncontrolling interest	42,542,487	23,567,071	18,975,416	80.5%
Income taxes	8,282,947	5,012,295	3,270,652	65.3%
Net income before noncontrolling interests	$34,259,540	$18,554,776	$15,704,764	84.6%

Revenues. Our revenues are derived primarily from the sales of our human albumin and immunoglobulin products. Our revenues increased 25.2%, or $13,676,726, to $68,006,869 for the six months ended June 30, 2010, compared to revenues of $54,330,143 for the six months ended June 30, 2009. The growth in revenue is mainly due to unit price increases of our products, as well as a 0.1% increase in foreign exchange translation. All of our approved products recorded price increases ranging from 1.3% to 375.0%. For the six months ended June 30, 2010, the average price for our approved human albumin products, which contributed 46.5% to our total revenues, increased 1.3%, the average price for our approved human hepatitis B immunoglobulin products, which contributed 9.0% to our total revenues, increased 375.0%, the average price for our approved human immunoglobulin for intravenous injection products, which contributed 31.5% to our revenues, increased 31.6%, the average price for our approved human rabies immunoglobulin products, which contributed 7.5% to our revenues, increased 23.9%, the average price for our approved human tetanus immunoglobulin products, which contributed 2.7% to our revenue, increased 19.9%, and the average price for our approved human immunoglobulin products, which contributed 1.2% to our revenue, increased 119.7%, as compared to the same period in 2009. As the imported human albumin continues to increase, the Company expects the price of human albumin may experience some pressure in the second half of 2010, while price of other products remain stable.

Cost of Revenues. Our cost of sales increased $481,065, or 3.1%, to $15,857,760 for the six months ended June 30, 2010, from $15,376,695 during the same period in 2009. This increase was mainly due to a 3.0% actual increase in cost of revenues as a result of the increased sales, as well as a 0.1% increase due to foreign exchange translation. Cost of revenues as a percentage of sales was 23.3% for the six months ended June 30, 2010, as compared to 28.3% during the same period in 2009. The increase in cost of revenues is due to the increase in sales, while the decrease in cost of revenues as a percentage of sales is due to the change of the product mix that were sold.

Gross Profit. Gross profit increased by $13,195,661, or 33.9%, to $52,149,109 for the six months ended June 30, 2010, from $38,953,448 for the same period in 2009. As a percentage of sales revenue, our gross profit margin increased by 5.0% to 76.7% for the six months ended June 30, 2010, from 71.7% for the same period in 2009. The increase in gross profit is due mainly to the increases in selling prices of our products, as well as the increase in sales volume, during the first half of 2010, as compared to the same period last year.

Operating Expenses. Our total operating expenses increased by $3,796,727, or 30.7%, to $16,154,129 for the six months ended June 30, 2010, from $12,357,402 for the same period in 2009. The increase was primarily attributable to the 197.5% increase in our research and development expenses during the 2010 period, as well as the 65.3% increase in selling expense and the 10.6% increase in our general and administrative expenses. As a percentage of sales revenue, total operating expenses increased by 1.1% to 23.8% for the six months ended June 30, 2010, from 22.7% for the same period in 2009.

     Selling Expenses. For the six months ended June 30, 2010, our selling expenses increased to $2,799,789, from $1,694,110 for the same period in 2009, an increase of $1,105,679, or 65.3%. As a percentage of sales, our selling expenses for the six months ended June 30, 2010 increased by 1.0%, to 4.1%, from 3.1% for the same period in 2009. The increase in selling expenses for the first half of 2010 is due primarily to increased promotional and conference activities as the Company continues its efforts in expanding its penetration into hospital and inoculation centers.

     General and Administrative Expenses. For the six months ended June 30, 2010, our general and administrative expenses increased $1,040,493, or 10.6%, to $10,868,202, from $9,827,709 for the same period in 2009. General and administrative expenses as a percentage of sales decreased by 2.1% to 16.0% for the first six months of 2010, from 18.1% for the same period in 2009. Non-cash employee compensation for the six months ended June 30, 2010 increased by $562,874, from $54,967 for the same period in 2009, as a result of 617,841. The increase in general and administrative expenses in the first half of 2010, as compared to the same period of 2009, is due primarily to the increases in traveling, insurance and general office expenses as the Company continues to its efforts in integrating two main operating entities. Compensation expenses increased by $0.6 million as a result of the grant of stock options to its director and executive during the first quarter of 2010.

     Research and Development Expenses. For the six months ended June 30, 2010 and 2009, our research and development expenses were $2,486,138 and $835,583, respectively, an increase of $1,650,555 or 197.5%. As a percentage of revenues, our research and development expenses for the six months ended June 30, 2010 and 2009 were 3.7% and 1.5%, respectively. The increase in research and development expenses is due primarily to the allocation of cost associated with the development of two new products that are at the end of developing stages. We expect to receive approval from SFDA for these two new products in late 2010 or early 2011.

Change in Fair Value of Derivative Liabilities. The embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants that were issued in June 2009 are classified as derivative liabilities carried at fair value. For the six months ended June 30, 2010 and 2009, the Company recognized an income from the change in fair value of derivative liabilities in the amounts of $6,104,406 and a loss of $1,688,755, respectively. The recognized income from the change in the fair value of derivative liabilities in the first six months of 2010 is mainly due to the Company’s stock price decrease from $12.08 to $10.99 as of December 31, 2009 and June 30, 2010, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

Interest Expense (Income), net. Our net of interest expense (income) decreased by $634,709, or 50.6%, to an expense of $620,058 for the six months ended June 30, 2010, from an interest expense of $1,254,767 for the same period in 2009. The decrease in net of interest expense (income) is primarily due to we have less average amount of bank loan outstanding during current quarters as the Company had paid off a significant portion of the short term loans with banks in China during the end of the prior year and current quarters, and the increase in interest income of $0.16 million from the Company’s short term deposits with financial institutions.

Other income- related party. The other income from related party was due to the Company was able to finally settle with $0.9 million less in interest expenses accrued in accordance with the Entrustment Agreement, dated April 6, 2009, among Logic Express, Shandong Taibang and the Shandong Institute of Biological Products, the holder of the minority interests in Shandong Taibang.

Income Tax Expense. Our provision for income taxes increased $3,270,652, or 65.3%, to $8,282,947 for the six months ended June 30, 2010, from $5,012,295 for the same period in 2009. Our effective tax rate for the six months ended June 30, 2010 and 2009 was 19.5% and 21.3%, respectively. Among the increase of $3.3 million in income taxes, $1.8 million is due to the dividend tax imposed by PRC tax authorities on dividends distributed by the Company’s two main operating entities to their parent company, Logic Express, during the first half of 2010.

Net Income before Non-Controlling Interest. Our net income before non-controlling interest increased $15,704,764, or 84.6%, to $34,259,540 for the six months ended June 30, 2010, from $18,554,776 for the same period in 2009. Income before non-controlling interest as a percentage of revenues was 50.4% and 34.2% for the six months ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. As of June 30, 2010, we had $56,263,131 in cash and cash equivalents, primarily consisting of cash on hand and demand deposits.

The following table provides the statements of net cash flows for the six months ended June 30, 2010 compared to June 30, 2009 (Unaudited):

	Six Months Ended June 30
	2010	2009
Net Cash Provided by Operating Activities	$19,355,081	$28,429,522
Net Cash Used in Investing Activities	$(10,735,936)	$(1,901,121)
Net Cash (Used in) Provided by Financing Activities	$(6,409,275)	$14,083,254
Effect of Exchange Rate Change on Cash	$209,310	$52,750
Net Increase in Cash and Cash Equivalents	$2,419,180	$40,664,405
Cash and Cash Equivalents, Beginning	$53,843,951	$8,814,616
Cash and Cash Equivalents, Ending	$56,263,131	$49,479,021

Operating activities

Net cash provided by operating activities was $19.4 million for the six months ended June 30, 2010, as compared to $28.4 million net cash provided by operating activities for the same period in 2009. The net cash provided by operating activities in the six months ended June 30, 2010 was mainly due to the cash-related consolidated net income of $32.9 million and offset by cash outflow for inventory, accounts receivable, accrued interest, and taxes payable of $6.4 million, $3.9 million, $2.1 million, and $1.3 million, respectively. The cash provided by operating activities in the same period in 2009 was mainly from the cash related net income of $24 million, advanced receipt from customer of $4 million and other payable increased by $4.6 million, and offset by the cash paid for inventory of $4 million resulted in $28 million cash increase from operating activities.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2010 was $10.7 million, as compared to $1.9 million net cash used in investing activities in the same period of 2009. We paid $1.5 million to acquire a new Company-Ziguang Bio-tech Co. with $1.5 million net assets, paid the final payment for Dalin acquisition to Dalin’s old shareholders with $2.5million, additional $1.4million equipments in Taibang and $4.6 million for plasma companies' buildings and CIP in Dalin, during the six months ended June 30, 2010.

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

Financing activities

Net cash used in financing activities for the six months ended June 30, 2010 totaled $6.4 million as compared to $14.1 million provided by financing activities in the same period of 2009. The increase of the cash used in financing activities was mainly attributable to the dividend paid to minority shareholder of $4.9 million, repayment of non-controlling shareholder loan of $3.7 million, repayment of short term bank loan of $4.4 million and offset by short-term bank loans and proceeds from warrants conversion provided $5.9 million and $0.7 million.

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

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of June 30, 2010:

Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Short-Term Debt Obligations	$5,965,650	$5,965,650	$-	$-	$-
Current Maturities of Long-Term Debt Obligations (a)	7,500,000	7,500,000	-		-
Due to Related Companies (b)	2,131,455	2,131,455	-	-	-
Operating Lease Obligations	874,448	224,724	440,400	17,913	191,411
Capital Lease Obligations	-	-	-	-	-
Purchase and Other Obligations	577,638	378,783	88,380	88,380	22,095
Total	$17,049,191	$16,200,612	$528,780	$106,293	$213,506

Below is a summary of our current obligations under material contracts:

(a)

On June 5, 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (collectively, the “Investors”), pursuant to which the Company agreed to issue to the Investors, 3.8% Senior Secured Convertible Notes in the aggregate principal amount of $9,554,140 (the “Notes”) and warrants (the “Warrants” and together with the Notes, the “Subscribed Securities”) to purchase up to 1,194,268 shares of common stock of the Company (the “Warrant Shares” and together with the Conversion Shares, the “Underlying Securities”). The transaction closed on June 10, 2009. Other than with respect to this transaction, none of the Investors have had a material relationship with the Company or any of the Company’s officers, directors or affiliates or any associate of any such officer or director. On December 22, 2009, two of the Company’s Note holders exercised their rights to convert $1,000,000 of their Notes into an aggregate of 250,000 shares of the Company’s common stock. On January 13, 2010, two Note holders continued to exercise their rights to convert $1,054,140 of their remaining Notes into an aggregate of 263,535 shares of the Company’s common stock. The fair value market of conversion options of $2,627,558, carrying value of $14,428, accrued interest of $8,550 and deferred fee of $134,479 were included in additional paid-in-capital upon conversion of the convertible notes. As a result, Notes in the principal amount of $7,500,000 is outstanding as of June 30, 2010.

(b)

Qianfeng has payables to Guizhou Eakan Investing Corp. in the amount of approximately $2,131,455 (RMB14, 470,160). Guizhou Eakan Investing Corp. is one of the shareholders of Guizhou Eakan, one of the Qianfeng’s minority shareholders. The Company borrowed this non-interest bearing amount for working capital purposes.

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

Inventories

Due to its unique nature, our principal raw material, human blood plasma is subject to various quality and safety control issues which include, but are not limited to, contaminations and blood born diseases. In addition, limitations of current technology pose biological hazards inherent in plasma that have yet to be discovered, which could result in a widespread epidemic due to blood infusion. In the event that human plasma is discovered to contain pathogens or infectious agents or other bio-hazards, we would be required to write down our inventory to net realizable value. We determine the net realizable value of our inventories on the basis of anticipated sales proceeds less estimated selling expenses. The cost of major raw materials (plasma) used in the production are being allocated based on the management's estimation of historical yields and market value from the annual production for each different products.With the anticipation of two new products, human coagulation factor VIII and human prothrombin complex concentrate, in late 2010 or early 2011, the Company allocated portion of the raw material costs as R&D expense in the first half of 2010 prior to the approval of the two products. The same allocation method will be applied to the cost of those two products as soon as they are approved for commercial production. At each balance sheet date, we evaluate inventories that may be worth less than current carrying amounts. Total inventories amounted to $41.4 million as of June 30, 2010. In order to ensure that the growing demand for our products is met, as well as the 90-day quarantine period requirement on plasma raw material implemented by the PRC government, we have been gradually increasing our inventory level of raw materials. We strictly follow the production processes required by government regulations resulting in the relatively high level of work-in-progress customary to our industry.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we review our estimates and assumptions, including those related to the fair value of stock based compensation, potential losses on outstanding receivables and slow-moving inventories, the recoverability of the carrying amount and the estimated useful lives of long-lived assets, allocation of plasma production cost as well as bonus accruals for year end management bonus. Changes in facts and circumstances may result in revised estimates.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 20-10-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 does not have a significant impact on its consolidated financial statements.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chao Ming Zhao and our Chief Financial Officer, Mr. Y. Tristan Kuo, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2010. Based upon, and as of the date of this evaluation, Messrs. Zhao and Kuo, determined that, because of the material weaknesses described in Item 9A. “Controls and Procedures” on our annual report on Form 10-K for the year ended December 31, 2009, which we are still in the process of remediating, as of June 30, 2010, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of annual report on Form 10-K for the year ended December 31, 2009 for the description of these weaknesses.

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

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In June 2007, Jie'an brought suit in the High Court of Guizhou province, China, against Qianfeng and the three other original Qianfeng shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie'an alleged that it had a right to acquire the shares waived by the original Qianfeng shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie'an and sustained the Equity Purchase Agreement, but on November 2008, Jie'an appealed the Guizhou High Court judgment to the People's Supreme Court in Beijing. On May 13, 2009, the People's Supreme Court sustained the original ruling and denied the rights of first refusal of Jie'an over the additional shares waived by the original Qianfeng's shareholders. The registration of the new investors as Qianfeng's shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce are still pending. On January 27, 2010, the strategic investors brought suit in the High Court of Guizhou Province against Qianfeng alleging Qianfeng’s failure to register their equity interest in Qianfeng with the local AIC and requesting the distribution of their share of Qianfeng’s dividends. Dalin was also joined as a co-defendant as it is the majority shareholder and exercises control over Qianfeng’s day-to-day operations. The Company does not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, the Company believes that the Equity Purchase Agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment. In the event that Qianfeng is required to return their original investment amount to the strategic investors, Qianfeng has set aside the strategic investors’ fund along with RMB 7,313,387 (approximately $1,072,216) in accrued interests, and RMB 519,600 (approximately $74,712) for the 1% penalty imposed by the agreement for any breach. If strategic investors prevail in their suit, Dalin's interests in Qianfeng may be reduced to approximately 41.3%. The High Court of Guizhou heard the case on April 8, 2010 and encouraged, and accepted by both parties, to settle the dispute outside the court. As of the date of this report, the Company is still negotiating with the strategic investors for a term that is acceptable to the Company. During the second quarter of 2010, Jie’an requested Qianfeng to register its 1.8 million shares of additional capital infusion as per Equity Purchase Agreement and was approved by the majority shareholders in a shareholders meeting held in the second quarter of 2010. However, the requested is still await the Company’s Board to ratify the validity and the completion of the registration with PRC’s local AIC. If such request is granted, Dalin’s ownership in Qianfeng will be diluted from 54% to 52.54%.

Dispute over Qianfeng Technical Consulting Agreement

In 1997, Qianfeng entered into a Technical Cooperation Agreement with Sin Kyung Ye, or Sin, a Korean individual, to provide certain fractionation equipment and transfer processing know-how to Qianfeng. In August 2004, Sin filed a law suit against Qianfeng with the Intermediate Court in Guiyang City, China, alleging non-payment of RMB 100,000 (approximately, $14,670) for his fractionation equipment and RMB 5,000,000 (approximately, $733,500) for the transfer of his technological know-how. The Intermediate Court ruled in favor of Sin and found that Qianfeng owed Sin RMB 10,376,160 (approximately, $ 1,522,183), but Qianfeng appealed the Intermediate Court ruling to the Guizhou High Court. The Guizhou High Court agreed in part with Qianfeng's grounds for appeal and reduced the amount of know-how transfer fee to RMB 1,970,413 (approximately, $289,060). In May 2007, Sin appealed the Guizhou High Court's decision to the People's Supreme Court in Beijing. The People's Supreme Court heard in April 2008 and ruled on December 29, 2009 for Qianfeng pay RMB 4,700,000 (approximately, $689,490) as compensation to Sin for technology transfer and RMB 100,000 (approximately, $14,670) for unpaid equipment purchase. Qianfeng has accrued and accounted for all these expenses as of December 31, 2009 and recorded a receivable $431,799 (RMB 2,931,423) for the 54% of the total liability due from the old shareholders of Dalin as agreed in equity transfer agreement. During the second quarter of 2010, the Company wrote off the receivable of its share of the judgment, which was anticipated to be recovered from the previous shareholders of Qianfeng and recorded as an offset with the investment payable previously, as the bad debt expense. Due to several changes of the Qianfeng’s ownership prior the Company’s acquisition, the management believes it is more than likely that the Company will not be able to recover such amount from the existing shareholders of Qianfeng.

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

Qianfeng's Guarantee to a Third Party

In 2007, as a condition to purchase Huang Ping Plasma Station, Qianfeng entered into an agreement with Guizhou Zhongxin Investment Company (“Zhongxin”) in which Qianfeng agreed to repay Zhongxin's debt out of Qianfeng's payables to Zhongxin arising from plasma purchased from Zhongxin. In the same agreement, Qianfeng also guaranteed to the Huang Ping County Hospital (“Huang Ping Hospital”), which was the co-owner with Zhongxin of the Huang Ping Plasma Station, for the amount of RMB3,074,342 (approximately, $451,006) of debt that Zhongxin owed to Huang Ping Hospital. On June 1, 2009, Huang Ping Hospital brought suit, in Huang Ping County People's Court of Guizhou Province, against Zhongxin for non-payment of its payables and debt due to Huang Ping Hospital and Qianfeng as the guarantor. On November 2, 2009, the court ruled in favor of the plaintiff and Qianfeng will need to repay the Zhongxin’s debt to Huang Ping Hospital on behalf of Zhongxin as the guarantor. In October 2009, Qianfeng appealed to the Middle Court of Kaili District in Guizhou Province and was accepted by the court in January 2010. On April 8, 2010, the Middle Court of Kaili District ruled to sustain the original judgment. As a result, Qianfeng is in the process of filing suit against Zhongxin in the attempt to recover the RMB 3,074,342 debt that was under the guarantee. The Equity Transfer Agreement pursuant to which we acquired a 90% interest in Dalin, Qianfeng's majority shareholder, provides that the sellers will be responsible, in accordance with their equity proportion in Qianfeng, for damages incurred by Qianfeng from Zhongxin's debt and shall repay Dalin the sellers' proportionate share of payments made by Qianfeng to creditors in connection with Zhongxin's debt within 10 days after payment by Qianfeng. The RMB 3,074,342 contingent liability and proportionate share of the liability to be recovered from the sellers were properly reflected in the financials as of December 31, 2009. On June 30, 2010, Qianfeng brought suit, to the Middle Court of Guiyang City, against Zhongxin in attempt to recover for the full judgment amount of RMB 3,074,342 plus court fee of RMB 32,340 that Qianfeng already paid on behalf of Zhongxin.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the six months ended June 30, 2010 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

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

Dated: August 13, 2010

/s/ Chao Ming Zhao
Chao Ming Zhao
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2010

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