Form 10-K/A
period 2009-12-31
China Biologic Products, Inc.
filed 2010-10-20
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the China Biologic Products, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission on March 23, 2010 (the "Original Filing"). This Amendment is being filed solely to amend certain of the Company’s disclosures under Item 5 "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," Item 10 "Directors, Executive Officers and Corporate Governance", financial statements presentation to separately disclose the amounts of comprehensive income attributable to both noncontrolling interests and controlling interest and in the notes (note 11 and note 20) to the Company’s financial statements for the years ended December 31, 2009 and 2008.

Unless otherwise indicated, this report speaks only as of the date that the original report was filed. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including the exhibits to the Original Filing affected by subsequent events, except that this Form 10-K/A includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

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

On January 26, 2010, certain allegations of fraud and criminal activity involving smuggling and related activities allegedly engaged in prior to 2005 by the CEO of the Company's primary operating subsidiary, Shandong Taibang, and by a relative of one of our directors surfaced on certain financial websites. On January 27, 2010, in response to these allegations, the Company's board of directors established a special independent subcommittee comprised of the Company's independent directors, Mr. Sean Shao and Dr. Tong Jun Lin (who were later joined by new director Dr. Xiangmin Cui) (the "Special Committee"), to investigate the allegations with the assistance of a reputable international firm, and report its findings to the board of directors as soon as practicable. On March 1, 2010, the Special Committee retained O'Melveny & Myers LLP, an international law firm, to advise the Special Committee and to assist in the investigation of the allegations. Although our management team continues to work diligently on the daily business of the Company and remains committed to executing our growth strategies and creating value for our shareholders, if the investigation concludes that the allegations made on the financial websites were correct, our business and results of operations could be adversely affected.

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

Sean Shao. Mr. Shao has been a member of our board of directors since July 24, 2008. He currently serves as (i) independent director and chairman of the audit committee of: American Dairy, Inc., a Chinese dairy products company listed on NYSE; China Biologic Products, Inc., a biopharmaceutical company listed on NASDAQ; Renhuang Pharmaceuticals, Inc., a Chinese pharmaceutical company listed on AMEX; China Recycling Energy Corporation, an energy recycling system design company listed on NASDAQ and Yongye International, Inc., a Chinese agricultural company listed on NASDAQ; (ii) independent director of AsiaInfo-Linkage, Inc., a Chinese telecom software solutions provider listed on NASDAQ and China Medicine Corporation, a distributor and developer of medicines listed on bulletin board ; (iii) independent director and chairman of the nominating committee of Agria Corporation, a Chinese agricultural company listed on NYSE; and (iv) independent director and chairman of the audit committee and compensation committee of China Nuokang Bio-Pharmaceutical, Inc., a biopharmaceutical company listed on NASDAQ. He served as the chief financial officer of Trina Solar Limited from 2006 to 2008. In addition, Mr. Shao served from 2004 to 2006 as the chief financial officer of ChinaEdu Corporation, an educational service provider, and of Watchdata Technologies Ltd., a Chinese security software company. Prior to that, Mr. Shao worked at Deloitte Touche Tohmatsu CPA Ltd. for approximately a decade. Mr. Shao received his master’s degree in health care administration from the University of California at Los Angeles in 1988 and his bachelor’s degree in art from East China Normal University in 1982. Mr. Shao is a member of the American Institute of Certified Public Accountants.

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

Corporate Governance

Our current corporate governance practices and policies are designed to promote stockholder value and we are committed to the highest standards of corporate ethics and diligent compliance with financial accounting and reporting rules. Our Board provides independent leadership in the exercise of its responsibilities. Our management oversees a system of internal controls and compliance with corporate policies and applicable laws and regulations, and our employees operate in a climate of responsibility, candor and integrity.

We and our Board are committed to high standards of corporate governance as an important component in building and maintaining stockholder value. To this end, we regularly review our corporate governance policies and practices to ensure that they are consistent with the high standards of other companies. We also closely monitor guidance issued or proposed by the SEC and the provisions of the Sarbanes-Oxley Act, as well as the emerging best practices of other companies. The current corporate governance guidelines are available on the Company’s website at http://www.chinabiologic.com. Printed copies of our corporate governance guidelines may be obtained, without charge, by contacting the Corporate Secretary, China Biologic Products, Inc., No. 14 East Hushan Road, Tai'an City, Shandong 271000, People's Republic of China.

Governance Structure

Our Board is currently composed of five members, three of whom are "independent" directors, as that term is defined in Rule 5605(a)(2) of the Listing Rules of The Nasdaq Stock Market, Inc., or the NASDAQ Listing Rules. All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Our directors have a duty of to act in good faith with a view to our interests. In fulfilling their duty of care to us, our directors must ensure compliance with our Certificate of Incorporation. Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present. During 2009, our board met 9 times and except for two, who missed one meeting, no director missed more than 25% of the meetings of the board or any committee on which he or she sat.

The Board believes the interests of all stockholders are best served at the present time through a leadership model with a separate Board Chair and CEO. However, the Board retains authority to amend the By-Laws to combine the positions of Board Chair and CEO at any time. The current CEO and Board Chair possess an in-depth knowledge of the Company, its integrated operations, the evolving biopharmaceutical industry in China, and the array of challenges to be faced, gained through years of combined experience in the industry. The Board believes that these experiences and other insights put them in the best position to provide broad leadership for the Company and the Board, respectively, as they consider strategy and exercise fiduciary responsibilities to stockholders, as the case may be.

Further, the Board has demonstrated its commitment and ability to provide independent oversight of management. A majority of the Board is comprised of independent directors, and 100 percent of the Audit, Compensation, and Corporate Governance committees are independent. Each independent director has access to the CEO and other Company executives on request, may call meetings of the independent directors, and may request agenda topics to be added or dealt with in more detail at meetings of the full Board or an appropriate Board committee. We encourage our stockholders to learn more about our Company’s governance practices at our website, http://www.chinabiologic.com.

The Board’s Role in Risk Oversight

The Board oversees that the assets of the Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that the Company’s business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board of Directors’ oversight of the various risks facing the Company. In this regard, the Board seeks to understand and oversee critical business risks. The Board does not view risk in isolation. Risks are considered in virtually every business decision and as part of the Company’s business strategy. The Board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive on a global basis and to achieve its objectives.

While the Board oversees risk management, Company management is charged with managing risk. The Company has robust internal processes and a strong internal control environment to identify and manage risks and to communicate with the Board. The Board and the Audit Committee monitor and evaluate the effectiveness of the internal controls and the risk management program at least annually. Management communicates routinely with the Board, Board Committees and individual Directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

The Board implements its risk oversight function both as a whole and through Committees. Much of the work is delegated to various Committees, which meet regularly and report back to the full Board. All Committees play significant roles in carrying out the risk oversight function. In particular:

  The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, accounting and legal matters. The Audit Committee oversees the internal audit function and the Company’s ethics programs, including the Codes of Business Conduct. The Audit Committee members meet separately with representatives of the independent auditing firm.

  The Compensation Committee evaluates the risks and rewards associated with the Company’s compensation philosophy and programs. The Compensation Committee reviews and approves compensation programs with features that mitigate risk without diminishing the incentive nature of the compensation. Management discusses with the Compensation Committee the procedures that have been put in place to identify and mitigate potential risks in compensation.

Independent Directors and Board Committees

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

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to shareowners. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on the Company’s Board of Directors that are applicable to all Directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each Director. The Governance and Nominating Committee of the Board considers the qualifications of Directors and Director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs. In its assessment of each potential candidate, including those recommended by shareowners, the Governance and Nominating Committee considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Governance and Nominating Committee determines are pertinent in light of the current needs of the Board. The Governance and Nominating Committee also takes into account the ability of a Director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Governance and Nominating Committee requires that each Director be a recognized person of high integrity with a proven record of success in his or her field. Each Director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all Directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The Board does not have a specific diversity policy, but considers diversity of gender, age and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities. The Company is a NASDAQ listed biopharmaceutical company that is principally engaged in the research, development and manufacturing of plasma-based pharmaceutical products in China. Therefore, the Board believes that a diversity of professional experiences in the biopharmaceutical industry, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and of U.S. accounting and financial reporting standards should be represented on the Board. In addition, the market in which we compete is characterized by introductions of new products and changes in customer demands and our future success depends upon our ability to keep pace through strong research and development. Therefore, the Board believes that academic and professional experience in research and development in the biopharmaceutical industry should also be represented on the Board.

Set forth below is a tabular disclosure summarizing some of the specific qualifications, attributes, skills and experiences of our directors.

Director	Titles	Material Qualifications
Siu Ling Chan	Board Chair	•	co-founder of the Company and Chairwoman of the Company’s subsidiaries, Logic Express and Shandong Taibang, since its 2006
		•	serves as a statistician and administrator at Fujian Academy of Social Sciences
		•	Ms. Chan’s long-term knowledge of the history and operations of the Company and her background in administration helps to provide strategic guidance to the Board and the management over the years, in its transformation from a small plasma company with annual sales of approximately $4 million at its founding, to $119 million in annual sales in 2009.
Lin Ling Li	Director	•	co-founder of the Company and a director of the Company’s subsidiaries, Shandong Taibang and Logic Express, and Logic Express’ predecessor Up- Wing Investment Ltd since May 2004
		•	prior R&D experience as a technician, and senior management experience in the financing, mortgage and loan industries
		•	Ms. Li contributes long-term knowledge of the Company’s business and operations and her knowledge of PRC financial and real estate markets has provided invaluable guidance to the Company

Sean Shao	Director	•	a U.S. certified accountant, with over 10 years experience as an auditor at Deloitte Touche Tohmatsu and Deloitte Touche Toronto, and led many independent audits of PRC-based companies
		•	served as CFO and assisted in the initial public offering and initial listing of companies on the NYSE and NASDAQ and led the implementation of related corporate governance requirements
		•	serves as an independent director of several NASDAQ-listed companies and one NYSE-listed company
		•	holds a master’s degree in health care administration from the University of California, Los Angeles
		•	Mr. Shao's experience with U.S. public companies and his knowledge of the U.S. capital markets and of U.S. financial reporting requirements and U.S. GAAP is invaluable to the Company

Dr. Tong Jun Lin	Director	•	serve as a Professor in the Dalhousie University’s Departments of Microbiology and Immunology, and Pediatrics, since July 2000.
		•	engaged in significant research and collaborative research with biotech companies in the field of immunology and the recipient of multiple grants as a principal investigator from competitive national funding agenciesand currently focuses his research in the fields of innate and adaptive immunity, immune response to pathogens and allergens, vaccine and drug development.
		•	serves as editor or reviewer for many academic journals, such as the Journal of Immunology, and national granting agencies, such as the Canadian Institutes of Health Research, and has published many high-impact research papers in the field of immunology and cell and molecular biology.
		•	is a recipient of many academic accolades including an Award of Excellence in Medical Research from Dalhousie University and the recipient of the Canadian Society of Immunology’s prestigious annual Investigator Award for excellence in early stage of research career
		•	Dr. Lin’s academic excellence and his cutting edge industry research provides invaluable guidance and perspective to the Board, especially in the Company’s research and development efforts
		•	Dr. Lin’s academic excellence and his cutting edge industry research provides invaluable guidance and perspective to the Board, especially in the Company’s research and development efforts

Dr. Xiangmin Cui	Director	•	holds a Doctorate in Cancer Biology from Stanford University School of Medicine
		•	Principal of Bay City Capital, a healthcare venture capital fund, managing $1.6 billion in capital invested in over 85 companies
		•	lead or actively participated in several investments, including Progentech, Ion Torrent Systems, Epizyme, Sunesis Pharmaceuticals, and Presidio Pharmaceuticals.
		•	serves as a Director of Strategic Investment Planning, at Southern Research Institute, a premier institution known for the discovery and development of six anti- cancer drugs; and as a director of Progentech and a board observer of Ion Torrent Systems
		•	co-founder and former executive of Hucon Biopharmaceuticals, Pan Pacific Pharmaceuticals, and CNetwork, a non-profit organization of over 5000 Chinese professionals in Silicon Valley
		•	Dr. Cui’s knowledge of the U.S. capital markets and of the healthcare industry in which the Company operates provides invaluable guidance and perspective to the Board

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

Stockholder Communication with the Board of Directors.

Stockholders may communicate with the Board, including non-management directors, by sending a letter to our board of directors, c/o Corporate Secretary, China Biologic Products, Inc., No. 14 East Hushan Road, Tai'an City, Shandong, 271000, People's Republic of China, for submission to the board or committee or to any specific director to whom the correspondence is directed. Stockholders communicating through this means should include with the correspondence evidence, such as documentation from a brokerage firm, that the sender is a current record or beneficial stockholder of the Company.

All communications received as set forth above will be opened by the Corporate Secretary or his designee for the sole purpose of determining whether the contents contain a message to one or more of our directors. Any contents that are not advertising materials, promotions of a product or service, patently offensive materials or matters deemed, using reasonable judgment, inappropriate for the Board will be forwarded promptly to the chairman of the Board, the appropriate committee or the specific director, as applicable

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since such procedures were last disclosed.

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

"All Other Fees" consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14. In 2009, these fees were related to the review of our effective Registration Statement and services in connection with the interim testing of our internal control procedures pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act. None of these services were precluded under Rule 2-01(c)(4) of Regulation S-X because the services did not involve bookkeeping, system information design or implementation, appraisal or valuation, actuarial, internal audit outsourcing, human resources, broker-dealer or investment advisory, legal or expert services.

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
10.43

English Translation of the Equity Transfer and Entrustment Agreement, dated April 6, 2009, among Logic Express, Shandong Taibang Biological Products Co., Ltd. and the Shandong Institute of Biological Products (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed by the Company on April 13, 2009)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the annual report on Form 10-KSB, filed by the Company on March 28, 2008)
21	Subsidiaries of China Biologic Products, Inc. (incorporated by reference to Exhibit 21 of the annual report on Form 10-K, filed by the Company on March 23, 2010)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________
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

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
REVENUES:
Revenues	$118,293,137	$46,751,160
Revenues - related party	705,018	-
Total revenues	118,998,155	46,751,160

COST OF REVENUES:
Cost of revenues	32,544,743	14,040,602
Cost of revenues - related party	77,165	-
Total cost of revenues	32,621,908	14,040,602

GROSS PROFIT	86,376,247	32,710,558

OPERATING EXPENSES:
Selling expenses	3,529,242	2,212,073
General and administrative expenses	19,807,123	8,996,220
Research and development expenses	1,662,690	1,166,494
Total operating expenses	24,999,055	12,374,787

INCOME FROM OPERATIONS	61,377,192	20,335,771

OTHER EXPENSES (INCOME):
Equity in income of unconsolidated affiliate	(566,984)	(175,231)
Change in fair value of derivative liabilities	29,626,189	-
Other income - related party	(97,447)	-
Interest expense, net	3,930,249	373,497
Other expense, net	358,699	251,390
Total other expenses, net	33,250,706	449,656

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	28,126,486	19,886,115

PROVISION FOR INCOME TAXES	10,513,100	4,596,603

NET INCOME	17,613,386	15,289,512

Less: Net income attributable to noncontrolling interest	16,348,489	3,303,841

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	1,264,897	11,985,671

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	523,720	2,148,197
Comprehensive (income) loss attributable to noncontrolling interest	(455,624)	(302,247)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$1,332,993	$13,831,621

BASIC EARNINGS PER SHARE:
Weighted average number of shares	21,754,911	21,434,942
Earnings per share	$0.06	$0.56

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	22,644,342	21,556,342
Earnings per share	$0.07	$0.56

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	China Biologic Products, Inc. shareholders' equity
				Retained earnings		Accumulated other
	Common stock		Additional	Statutory		comprehensive	Noncontrolling
	Shares	Par value	paid-in-capital	reserves	Unrestricted	income	interest	Total
BALANCE, December 31, 2007	21,434,942	$2,143	$9,388,305	$3,934,703	$6,461,680	$2,313,348	$4,181,338	$26,281,517

Stock based compensation			1,311,727					1,311,727
Net income					11,985,671		3,303,841	15,289,512
Distribution declared to noncontrolling interest shareholders							(2,982,045)	(2,982,045)
Adjustment to statutory reserve				3,055,098	(3,055,098)			-
Foreign currency translation adjustments						1,845,950	302,247	2,148,197

BALANCE, December 31, 2008	21,434,942	$2,143	$10,700,032	$6,989,801	$15,392,253	$4,159,298	$4,805,381	$42,048,908

Cumulative effect of reclassification of warrants			(738,449)		(929,577)			(1,668,026)
Stock based compensation			62,281					62,281
Warrants exercised	1,284,000	128	9,955,917					9,956,045
Convertible notes exercised	250,000	25	2,187,305					2,187,330
Stock option exercised	87,500	9	349,991					350,000
Net income					1,264,897		16,348,489	17,613,386
Distribution declared to noncontrolling interest shareholders							(8,955,392)	(8,955,392)
Noncontrolling interest acquired from acquisition							21,525,059	21,525,059
Adjustment to statutory reserve				10,424,968	(10,424,968)			-
Foreign currency translation adjustments						68,096	455,624	523,720

BALANCE, December 31, 2009	23,056,442	$2,305	$22,517,077	$17,414,769	$5,302,605	$4,227,394	$34,179,161	$83,643,311

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

Note 20 - Noncontrolling interest and distribution

The roll forward of noncontrolling interest in the balance sheet is shown below:

	Fang Cheng	Shandong	Guizhou	Guiyang	Guiyang
	Plasma Co.	Taibang	Renyuan	Qianfeng	Dalin
	Minority	Minority	Minority	Minority	Minority	Total
	Owner	Owner	Owners	Owners	Owner	Noncontrolling
	(20%)	(17.24%)	(75%)	(46%)	(10%)	interest
December 31, 2007	$82,994	$4,098,344	$-	$-	$-	$4,181,338
Net income(loss)	(83,938)	3,387,779	-	-	-	3,303,841
Foreign currency translation gain/(loss)	944	301,303	-	-	-	302,247
Distribution declared	-	(2,982,045)	-	-	-	(2,982,045)
December 31, 2008	$-	$4,805,381	$-	$-	$-	$4,805,381
Dalin acquisition	-	-	2,444,203	17,317,241	1,763,615	21,525,059
Net income(loss)	(12,670)	5,321,061	(111,753)	9,884,220	1,267,631	16,348,489
Foreign currency translation gain/(loss)	-	(186)	115,238	330,316	10,256	455,624
Distribution declared	-	(1,212,834)	-	(7,327,205)	(415,353)	(8,955,392)
December 31, 2009	$(12,670)	$8,319,835	$2,447,688	$20,204,572	$2,626,149	$34,179,161

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

Date: October 20, 2010

CHINA BIOLOGIC PRODUCTS, INC.

By:	/s/ Chao Ming Zhao
Chao Ming Zhao
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Siu Ling Chan	Chairwoman of the Board	October 20, 2010
Siu Ling Chan

/s/ Chao Ming Zhao	Chief Executive Officer	October 20, 2010
Chao Ming Zhao	(Principal Executive Officer)

/s/ Yu-Yun Tristan Kuo	Chief Financial Officer	October 20, 2010
Yu-Yun Tristan Kuo	(Principal Financial and Accounting Officer)

/s/ Lin Ling Li	Director	October 20, 2010
Lin Ling Li

/s/ Sean Shao	Director	October 20, 2010
Sean Shao

/s/ Xiangmin Cui	Director	October 20, 2010

/s/ Tong Jun Lin	Director	October 20, 2010
Tong Jun Lin

EXHIBIT INDEX

Exhibit	Description
No.

2.1	Share Exchange Agreement between the Company, Logic Express Limited and the selling stockholders signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
3.2	Amended and Restated By-Laws, adopted on March 31, 2009
4.1	Securities Purchase Agreement between the Company, Logic Express Limited, Shandong Taibang Biological Products Co., Ltd., and the selling stockholders and investors signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 4.1 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.2	Registration Rights Agreement, between the Company and certain investors signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.3	Form of Stockholder Warrant to purchase Common Stock, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.3 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.4	Lane Warrant, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.4 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.5	Share Escrow Agreement, between the Company, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.5 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

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
10.43

English Translation of the Equity Transfer and Entrustment Agreement, dated April 6, 2009, among Logic Express, Shandong Taibang Biological Products Co., Ltd. and the Shandong Institute of Biological Products (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed by the Company on April 13, 2009)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the annual report on Form 10-KSB, filed by the Company on March 28, 2008)
21*	Subsidiaries of China Biologic Products, Inc. (incorporated by reference to Exhibit 21 of the annual report on Form 10-K, filed by the Company on March 23, 2010)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________
* Filed herewith