Form 10-Q
period 2010-09-30
China Biologic Products, Inc.
filed 2010-11-15
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 001-34566

CHINA BIOLOGIC PRODUCTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2308816
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

No. 14 East Hushan Road
Tai’an City, Shandong 271000
People’s Republic of China
(Address of principal executive offices, Zip Code)

(+86) 538-620-2306
(Registrant’s telephone number, including area code)

     _____________________________________________________________________
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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]      No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	24,213,533

CHINA BIOLOGIC PRODUCTS, INC.

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 4.	Controls and Procedures	58

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	63
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3.	Defaults Upon Senior Securities	63
Item 4.	(Removed and Reserved)	63
Item 5.	Other Information	63
Item 6.	Exhibits	63

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 and DECEMBER 31, 2009

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$64,579,098	$53,843,951
Accounts receivable, net of allowance for doubtful accounts of $1,274,406 and $1,254,955 as of September 30, 2010 and December 31, 2009, respectively	6,338,162	1,767,076
Accounts receivable - related party	247,702	222,617
Other receivables	2,678,276	2,186,441
Inventories, net of allowance for obsolete of $653,340 and $519,333 as of September 30, 2010 and December 31, 2009, respectively	46,584,094	35,132,724
Prepayments and deferred expense	1,679,041	1,299,125
Deferred tax assets	1,285,733	1,053,771
Total current assets	123,392,106	95,505,705

PLANT AND EQUIPMENT, net	36,992,255	28,873,413

OTHER ASSETS:
Investment in unconsolidated affiliate	7,443,372	6,627,355
Prepayments - non-current	3,470,787	3,223,960
Intangible assets, net	19,198,734	21,180,322
Goodwill	12,425,589	12,425,589
Total other assets	42,538,482	43,457,226

Total assets	$202,922,843	$167,836,344

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,787,455	$3,701,843
Notes payable	-	48,598
Short term loans - bank	6,062,850	4,474,350
Short term loans - holder of noncontrolling interest	-	3,652,500
Other payables and accrued liabilities	22,632,005	19,246,814
Other payable - related parties	3,150,659	3,087,527
Accrued interest - holder of noncontrolling interest	-	2,068,526
Customer deposits	4,120,667	3,868,577
Taxes payable	7,415,225	8,774,079
Investment payable	74,816	2,195,365
Current maturities of notes payable, net of discount of $6,639,846 as of September 30, 2010	860,154	-
Total current liabilities	48,103,831	51,118,179

OTHER LIABILITIES:
Other payable - land use right	329,086	323,687
Derivative liability - conversion option	11,255,816	19,960,145
Fair value of derivative instruments	7,133,071	12,701,262
Notes payable, net of discount of $8,464,380 as of December 31, 2009	-	89,760
Total other liabilities	18,717,973	33,074,854

Total liabilities	66,821,804	84,193,033

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 23,513,533 and 23,056,442 shares issued and outstanding at September 30 ,2010 and December 31, 2009, respectively	2,351	2,305
Additional paid-in-capital	28,134,566	22,517,077
Statutory reserves	26,307,589	17,414,769
Retained earnings	33,567,859	5,302,605
Accumulated other comprehensive income	5,835,101	4,227,394
Total shareholders' equity	93,847,466	49,464,150

NONCONTROLLING INTEREST	42,253,573	34,179,161

Total equity	136,101,039	83,643,311

Total liabilities and equity	$202,922,843	$167,836,344

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES:
Revenues	$35,847,351	$26,924,616	$103,289,680	$80,861,353
Revenues - related party	156,414	115,123	720,954	508,529
Total revenues	36,003,765	27,039,739	104,010,634	81,369,882

COST OF REVENUES:
Cost of revenues	8,682,502	6,960,901	26,126,366	22,337,596

GROSS PROFIT	27,321,263	20,078,838	77,884,268	59,032,286

OPERATING EXPENSES:
Selling expenses	2,229,685	619,467	5,029,474	2,313,577
General and administrative expenses	5,832,118	5,169,137	16,700,320	14,996,846
Research and development expenses	431,991	262,500	1,332,025	1,098,083
Total operating expenses	8,493,794	6,051,104	23,061,819	18,408,506

INCOME FROM OPERATIONS	18,827,469	14,027,734	54,822,449	40,623,780

OTHER (INCOME) EXPENSE :
Equity in loss (income) of unconsolidated affiliate	(323,015)	(31,051)	(668,670)	19,092
Change in fair value of derivative liabilities	(3,792,793)	13,242,333	(9,897,199)	14,931,088
Interest expense, net	511,287	724,771	1,131,345	1,979,538
Other income - related party	(453)	-	(915,191)	-
Other expense, net	142,736	337,645	339,970	372,955
Total other (income) expense , net	(3,462,238)	14,273,698	(10,009,745)	17,302,673

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	22,289,707	(245,964)	64,832,194	23,321,107

PROVISION FOR INCOME TAXES	3,499,558	2,535,023	11,782,505	7,547,318

NET INCOME (LOSS)	18,790,149	(2,780,987)	53,049,689	15,773,789

Less: Net income attributable to noncontrolling interest	5,115,258	3,412,582	15,891,615	10,738,295

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	13,674,891	(6,193,569)	37,158,074	5,035,494

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	1,980,488	(61,912)	2,412,606	349,415
Comprehensive (income) loss attributable to noncontrolling interest	(666,131)	(43,287)	(804,899)	(437,227)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$14,989,248	$(6,298,768)	$38,765,781	$4,947,682

BASIC EARNINGS PER SHARE:
Weighted average number of shares	23,513,533	21,632,793	23,471,084	21,504,002
Earnings per share	$0.58	$(0.29)	$1.58	$0.23

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	26,578,471	21,632,793	26,575,801	21,767,086
Earnings per share	$0.53	$(0.29)	$1.44	$0.23

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common stock			Retained earnings		Accumulated other
			Additional paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par value	capital	reserves	Unrestricted	income (loss)	interest	Totals
BALANCE, December 31, 2008	21,434,942	$2,143	$10,700,032	$6,989,801	$15,392,253	$4,159,298	$4,805,381	$42,048,908

Cumulative effect of reclassification of warrants			(738,449)		(929,577)			(1,668,026)
Stock based compensation			62,281					62,281
Issuance of common stock upon exercise of warrants	1,215,500	122	9,167,759					9,167,881
Net income					5,035,494		10,738,295	15,773,789
Dividend declared to noncontrolling interest							(8,955,392)	(8,955,392)
Noncontrolling interest acquired from acquisition							21,525,059	21,525,059
Adjustment to statutory reserve				6,423,552	(6,423,552)			-
Foreign currency translation adjustments						(87,812)	437,227	349,415

BALANCE, September 30, 2009 (unaudited)	22,650,442	$2,265	$19,191,623	$13,413,353	$13,074,618	$4,071,486	$28,550,570	$78,303,915

Issuance of common stock upon exercise of warrants	68,500	6	788,158					788,164
Issuance of common stock upon conversion of convertible notes	250,000	25	2,187,305					2,187,330
Stock option exercised	87,500	9	349,991					350,000
Net income					(3,770,597)		5,610,194	1,839,597
Adjustment to statutory reserve				4,001,416	(4,001,416)			-
Foreign currency translation adjustments						155,908	18,397	174,305

BALANCE, December 31, 2009	23,056,442	$2,305	$22,517,077	$17,414,769	$5,302,605	$4,227,394	$34,179,161	$83,643,311

Stock based compensation			681,653					681,653
Issuance of common stock upon exercise of warrants	180,826	18	2,436,907					2,436,925
Issuance of common stock upon conversion of convertible notes	263,535	27	2,498,930					2,498,957
Stock option exercised	12,730	1	(1)					-
Net income					37,158,074		15,891,615	53,049,689
Dividend declared to noncontrolling interest							(8,634,772)	(8,634,772)
Adjustment to statutory reserve				8,892,820	(8,892,820)			-
Noncontrolling interest transfer in Fangcheng							12,670	12,670
Foreign currency translation adjustments						1,607,707	804,899	2,412,606

BALANCE, September 30, 2010 (unaudited)	23,513,533	$2,351	$28,134,566	$26,307,589	$33,567,859	$5,835,101	$42,253,573	$136,101,039

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$37,158,074	$5,035,494
Net income attributable to noncontrolling interest	15,891,615	10,738,295
Consolidated net income	53,049,689	15,773,789
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,379,794	2,158,206
Amortization	2,614,637	2,654,269
Loss on disposal of equipment	9,685	114,246
Recovery of bad debt previously reserved	(6,694)	(9,621)
Allowance for bad debt - accounts receivables	-	90,442
Allowance for bad debt - other receivables and prepayment	434,105	659,788
Allowance for obsolete inventories	121,244	-
Deferred tax assets	(206,758)	-
Stock based compensation	681,653	62,281
Change in fair value of derivative liabilities	(9,897,199)	14,931,088
Amortization of deferred note issuance cost	258,753	110,938
Amortization of discount on convertible notes	784,822	45,175
Equity in (income) loss of unconsolidated affiliate	(668,670)	19,092
Change in operating assets and liabilities:
Accounts receivable	(4,450,082)	(1,306,293)
Accounts receivable - related party	(20,176)	378,308
Other receivables	(439,357)	(485,641)
Inventories	(10,666,230)	(9,729,616)
Prepayments and deferred expenses	(746,863)	(511,819)
Accounts payable	9,738	(149,764)
Other payables and accrued liabilities	1,456,220	4,236,622
Accrued interest - holder of noncontrolling interest	(2,068,526)	1,319,555
Customer deposits	176,961	4,154,255
Taxes payable	(1,510,679)	942,929
Net cash provided by operating activities	31,296,067	35,458,229

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	-	11,945,303
Proceeds from dividend receivable	-	147,256
Payments made for acquisition	(4,026,415)	(10,373,854)
Payments made for unconsolidated affiliate	-	(3,224,980)
Purchase of plant and equipment	(6,225,041)	(2,323,903)
Additions to intangible assets	(88,238)	(1,374,146)
Proceeds from sale of equipment	-	513
Advances on non-current assets	(1,249,980)	(855,298)
Net cash used in investing activities	(11,589,674)	(6,059,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants conversion	689,160	3,455,059
Proceeds from issuance of convertible notes	-	8,967,516
Repayments of former shareholders loan in acquiring company	-	(2,840,914)
Proceeds from short term loans - bank	5,884,000	13,515,598
Payments on short term loans - bank	(4,413,000)	(2,814,528)
Payments on long term loan - bank	-	(5,863,600)
Repayments of non-controlling shareholder loan	(3,652,500)	-
Payments on notes payables	(48,731)	(29,318)
Distribution paid to noncontrolling interest shareholders	(8,628,886)	(2,293,888)
Net cash (used in) provided by financing activities	(10,169,957)	12,095,925

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,198,711	38,472

INCREASE IN CASH	10,735,147	41,533,517

CASH and CASH EQUIVALENTS, beginning of periods	53,843,951	8,814,616

CASH and CASH EQUIVALENTS, end of periods	$64,579,098	$50,348,133

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$13,477,608	$7,525,262
Interest paid	$247,649	$911,846
Non-cash investing and financing activities:
Reclassification of derivative liability to equity related to conversion of convertible notes	$2,498,957	$5,712,822
Reclassification of derivative liability to equity related to exercise of warrants	$1,747,765	$-
Distribution paid in exchange of holder of noncontrolling interest loan	$-	$3,737,283
Distribution paid by offsetting accounts receivable - related party	$-	$943,907
Distribution paid by offsetting loan due from holder of noncontrolling interest	$-	$4,470,995
Net assets acquired with prepayments made in prior periods	$-	$14,248,548
Net assets addition with unpaid investment	$-	$2,849,710
Plant and equipment addition with unpaid commitment	$1,485,944	$-
Intangible assets acquired with prepayments made in prior periods	$441,300	$131,931
Plant and equipment acquired with prepayments made in prior periods	$630,925	$-

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 1 – Organization background and principal activities

Principal Activities and Reorganization

China Biologic Products, Inc. (the “Company” or “CBP”) was originally incorporated in 1992 under the laws of the state of Texas. After the completion of an acquisition with Logic Express Limited, a British Virgin Islands limited company, the Company was converted to a Delaware corporation. The Company through its direct and indirect subsidiaries is principally engaged in the research, development, commercialization, manufacture and sale of human blood products to customers in the People’s Republic of China (the “PRC”) and to some extent in India.

Current Developments

Dalin Acquisition and Entrustment Agreement

In April 2009, Logic Express Ltd. (“Logic Express”), CBP’s wholly owned subsidiary, through Logic Holdings(Hong Kong)Ltd. (“Logic Holdings”) completed the acquisition of a 90% equity interest in Guiyang Dalin Biologic Technologies Co. Ltd. (“Dalin”), previously known as Chongqing Dalin Biologic Technologies Co. Ltd., upon payment of 90% of the total purchase price of approximately RMB 194,400,000 ($28,479,600). The Company paid the remaining 10% of the purchase price, RMB 19,440,000 (approximately $2,847,960), on April 9, 2010, the one-year anniversary of the local Administration for Industry and Commerce’s approval of the equity transfer in a accordance with the equity transfer agreement

On April 6, 2009, Logic Express entered into an equity transfer and entrustment agreement, or Entrustment Agreement, among Logic Express, Shandong Taibang Biological Products Co. Ltd (“Shandong Taibang”), and the Shandong Institute of Biological Products (the “Shandong Institute”), the holder of the minority interests in Shandong Taibang, pursuant to which, Logic Express agreed to permit Shandong Taibang and the Shandong Institute to participate in the indirect purchase of Guiyang Qianfeng Biological Products’ (“Qianfeng”) equity interests. Under the terms of the Entrustment Agreement, Shandong Taibang agreed to contribute 18% or RMB 35,000,000 (approximately $5,116,184) of the Dalin purchase price and the Shandong Institute agreed to contribute 12.86% or RMB 25,000,000 (approximately $3,654,917) of the Dalin purchase price. On April 12, 2010, the Company fully paid the Shandong Institute and Shandong Taibang their respective investment amounts, as well as the interest, in accordance with the Entrustment Agreement, as described in more detail in Note 3 below.

Formation of PRC Subsidiaries

On December 21, 2009, the Company established Logic Management and Consulting (China) Co., Ltd. (“Logic China”), a wholly-owned subsidiary of Logic Holding, for the purpose of being a holding company for the majority interest in Dalin and to facilitate the Company’s PRC operations at the holding company level. On December 28, 2009, the Company transferred its 90% equity interest in Guiyang Dalin from Logic Holding to Logic China.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 1 – Organization background and principal activities (continued)

On August 5, 2010, Logic China formed a wholly-owned subsidiary, Logic Taibang Bio-Tech Institute (Beijing), or “Logic Beijing”, with registered capital of $149,700 (RMB 1 million). Logic Beijing was established to operate all research and development activities of the Company and its subsidiaries.

Acquisition of 20% of equity interest in Fangcheng Plasma Co.

On January 13, 2010, Shandong Taibang acquired the 20% non-controlling minority interest in the Fangcheng Plasma Company, and as a result, Shandong Taibang is now the 100% owner of the Fangcheng Plasma Company.

Acquisition of Ziguang Bio-Technology Co.

On January 22, 2010, Shandong Taibang entered into an equity transfer agreement with Yuncheng Ziguang Biotechnology Co., Ltd. located in Yuncheng, Shandong Province. Under the terms of the equity transfer agreement, Shandong Taibang agreed to purchase 100% of Yuncheng Ziguang’s equity interest at a purchase price of RMB 10,066,672 (approximately $1,476,781), which was paid on February 24, 2010. The purpose of this acquisition is for relocation of Shandong Taibang’s Yang Gu Plasma Company into the nearby Yuncheng Ziguang facility. Currently, Yuncheng Ziguang has no operations and is under construction for such purpose.

Acquisition of the 17.24% Minority Interest of Taibang Medical

On July 8, 2010, Logic China entered into an equity transfer agreement to purchase 100% of the equity interest in Taibang Medical from the Company’s indirect 82.76%-owned subsidiary Shandong Taibang with a cash purchase price of RMB 6,440,000 (approximately $947,327). The equity transfer was registered with the local Administration for Industry and Commerce (“AIC”) on September 10, 2010 and the purchase price was fully paid on September 23, 2010. With this equity transfer, Taibang Medical is now the Company’s indirect 100% owned subsidiary and the Company will be able to consolidate its resources in the sales and marketing of Shandong Taibang and Qianfeng’s products.

Note 2 – Summary of significant accounting policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi (“RMB”) but the Company’s reporting currency is the United States Dollar (“USD”), therefore, the accompanying consolidated financial statements have been translated and presented in USD. All material inter-company transactions and balances have been eliminated in the consolidation.

While management has included all normal recurring adjustments considered necessary to give a fair presentation of the operating results for the periods presented, interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2009 annual report on Form 10-K as amended.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

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

The consolidated balance sheet amounts, with the exception of equity, at September 30, 2010 and December 31, 2009 were translated at RMB 6.68 to $1.00 and RMB 6.82 to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to consolidated statements of income for the three months ended September 30, 2010 and 2009 were RMB 6.76 and RMB 6.82 to $1.00, respectively. The average translation rates applied to consolidated statements of income and cash flow for the nine months ended September 30, 2010 and 2009 were RMB 6.80 and RMB 6.82 to $1.00, respectively.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

Revenue Recognition (continued)

The Company’s revenues are primarily derived from the manufacture and sale of human blood products. The Company’s revenues by significant types of product for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
Human Albumin – 20%/10% in 10ml, 25ml and 50ml	$17,482,749	$11,556,199	$49,171,922	$39,649,829
Human Hepatitis B Immunoglobulin	2,549,295	1,317,786	8,720,728	2,611,945
Human Immunoglobulin for Intravenous Injection	13,055,081	10,251,433	34,546,253	29,787,712
Human Rabies Immunoglobulin	1,057,488	1,348,213	6,161,885	3,903,464
Human Tetanus Immunoglobulin	1,476,762	812,201	3,332,432	2,184,811
Human Immunoglobulin	182,079	1,426,667	1,032,583	1,962,607
Others	200,311	327,240	1,044,831	1,269,514
Totals	$36,003,765	$27,039,739	$104,010,634	$81,369,882

The Company is engaged in sale of human blood products to customers in China and India. The amount sold in India was less than 10% of total sales for the three and nine months ended September 30, 2010 and 2009, respectively.

Shipping and Handling

Shipping and handling costs related to costs of goods sold are included in selling expenses and totaled $95,465 and $82,786 for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, costs totaled $254,288 and $206,577, respectively.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

Financial Instruments (continued)

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

	Carrying Value as of	Fair Value Measurements at September 30, 2010
	September 30, 2010	using Fair Value Hierarchy (Unaudited)
	(Unaudited)	Level 1	Level 2	Level 3
Derivative liabilities-Conversion option	$11,255,816	$-	$11,255,816	$-
Warrants liabilities	$7,133,071	$-	$7,133,071	$-

The assumptions used in calculating the fair value of the derivative liabilities as of September 30, 2010 using the Black-Scholes option pricing model are as follows:

	Conversion	Warrants
	Options
Expected dividend yield	0%	0%
Risk-free interest rate	0.22%	0.37%
Expected life (in years)	0.68	1.70
Weighted average expected volatility	75%	110%

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

Concentration Risks (continued)

The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in banks as of September 30, 2010 and December 31, 2009 amounted to $64,070,180 and $53,576,495, respectively, $367,191 and $1,009,053 of which are covered by insurance, respectively. The Company has not experienced any losses in such accounts and does not believe that it is exposed to any risks on its cash in bank accounts.

The Company’s major product, human albumin: 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml and 10%/50ml, accounted for 48.6% and 42.7% of the total revenues for the three months ended September 30, 2010 and 2009, respectively, and 47.3% and 48.7% of total revenues for the nine months ended September 30, 2010 and 2009, respectively. If the market demands for human albumin cannot be sustained in the future or if the price of human albumin decreases, it would adversely affect the Company’s operating results.

All of the Company’s customers are located in the PRC and India. As of September 30, 2010 and 2009, the Company had no significant concentration of credit risk. There were no customers that individually comprised 10% or more of the revenue during the three and nine months ended September 30, 2010 and 2009. No individual customer represented more than 10% of trade receivables at September 30, 2010 and December 31, 2009. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There were one and two vendors that individually comprised 10% or more of the purchase during the three and nine months ended September 30, 2010, respectively, and no vendor that individually comprised 10% or more of the purchase during the same period in 2009. There was one individual vendor that represented more than 10% of accounts payables at September 30, 2010 and no individual vendor represented more than 10% of accounts payables at December 31, 2009.

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
September 30, 2010
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

The Company reviews its inventory periodically for possible obsolete goods and cost in excess of net realizable value to determine if any reserves are necessary. As of September 30, 2010 and December 31, 2009, the Company reserved $653,340 and $519,333, respectively, as allowance for obsolete inventory for raw material plasma that may not qualify for production due to the 90-day quarantine period rules implemented by PRC State Food and Drug Administration (“SFDA”) on July 1, 2008. With the implementation of the 90-day quarantine period rules, the Company experienced a longer staging period before it was able to put raw material plasma into production. As a result, as of September 30, 2010, the Company estimated that approximately $600,000 in qualified raw material plasma that may not be consumed within one year.

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
September 30, 2010
(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

Plant and Equipment (continued)

The Company periodically evaluates the carrying value of long-lived assets in accordance with FASB’s accounting standard related to accounting for impairment and disposal of long-lived assets. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of September 30, 2010 and December 31, 2009, there were no impairments of its long-lived assets.

Investment in Unconsolidated Affiliate

Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that an other than temporary decline in the value of the investment exists. A subsidiary in which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company accounts for investments in less than 20% of an entity’s voting stock using the cost method.

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

All land in the PRC is owned by the government, however, the government grants “land use rights.” The Company has obtained rights to use most parcels of land for 50 years, and several parcels of land are held by Qianfeng for 39 years. The Company amortizes the cost of the land use rights over their useful life using the straight-line method.

Other intangible assets represent permits, licenses, blood donor network, software, Good Manufacturing Practice (“GMP”) certificate and long-term customer-relationship intangible assets. The Company amortized the cost of these intangible assets over their useful life using the straight-line method.

Intangible assets of the Company are reviewed at least annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the years of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2010, the Company expects these assets to be fully recoverable.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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

Research and Development Costs

Research and development costs are composed of salary, material used and other expense as incurred.

Materials used for the production of the Company’s new products that are awaiting SFDA approval to validate for production are recorded in research and development expenses.

Retirement and Other Post Retirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to the statement of operations as and when the related employee service is provided.

Product Liability and Loss Contingencies

The Company’s products are covered by two product liability insurance policies of approximately $2,934,000 (RMB 20,000,000) each for Shandong Taibang and Qianfeng. As of September 30, 2010 and December 31, 2009, no claim on the insurance policy was filed. The Company accounts for its loss contingencies and the associated legal costs arise from litigation when such loss is material and expected to be incurred according to the FASB ASC 450-20-S99-2.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Provision for income taxes consist of taxes currently due plus deferred taxes. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three and nine months ended September 30, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Value Added Tax

Enterprises or individuals, who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a VAT in accordance with Chinese laws. The VAT rate applicable to the Company is 6% of the gross sales price. Products distributed by Shandong Medical are subjected to a 17% VAT. No credit is available for VAT paid on purchases of raw material, and immaterial credit is applied for VAT paid on supplies purchased.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

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

Noncontrolling Interest

Effective January 1, 2009, the Company adopted FASB’s accounting standard regarding noncontrolling interest in consolidated financial statements. Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity.

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
September 30, 2010
(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

Recently Issued Accounting Pronouncements (continued)

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect its adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010. The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

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
September 30, 2010
(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

Recently Issued Accounting Pronouncements (continued)

In April 2010, the FASB issued Accounting Standard Update 20-10-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. Adoption of ASU 2010-17 did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. ASU 2010-20 will not have a material impact on our consolidated financial statements.

In September 2010, FASB issued Accounting Standard Update 2010-25, “Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans” or ASU 2010-25. The ASU clarifies how loans to participants should be classified and measured by defined contribution plans and how IFRS compare to these provisions. The amendments in this update are effective for fiscal years ending after December 15 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

With the anticipation of two new products, human coagulation factor VIII and human prothrombin complex concentrate, in late 2010 or early 2011, the Company allocated a portion of the raw material costs as R&D expense in the first two quarters of 2010 prior to the approval of the two products. The same allocation method will be applied to the cost of those two products as soon as they are approved for commercial production. However, due to the SFDA’s delay in approving the production licenses of these two products, the Company was not able to utilize all the raw material and was directed by Health Department of PRC to sell those raw materials to a third party fractionation company. As a result, the Company reclassified $905,485 and $680,619 of the allocated R&D expenses as Cost of Sales for the quarters ended June 30, 2010 and March 31, 2010, respectively, for the sales of the raw material.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 3 – Related party transactions

The material related party transactions undertaken by the Company with related parties as of September 30, 2010 and December 31, 2009 are presented as follows:

		September 30, 2010	December 31, 2009
Assets	Purpose	(unaudited)
Accounts receivable – related party(1)	Processing fees	$247,702	$222,617

		September 30, 2010	December 31, 2009
Liabilities	Purpose	(unaudited)
Short term loans – holder of noncontrolling interest(2)	Loan	$-	$3,652,500
Accrued interest – holder of noncontrolling interest(2)	Interest payable	$-	$2,068,526
Other payable – related parties(3)	Loan	$2,166,183	$2,122,772
Other payable – related parties(4)	Contribution	983,877	964,168
Distribution payable to noncontrolling interest	Distribution	599	587
Total other payable – related parties		$3,150,659	$3,087,527

(1) Qianfeng provides processing services for Guizhou Eakan, one of the Qianfeng’s noncontrolling shareholders. The Company’s total processing services income amounted to $32,922 and $115,123 for the three months period ended September 30, 2010 and 2009, respectively. The Company’s total processing services income amounted to $395,581 and $508,529 for the nine months period ended September 30, 2010 and 2009, respectively. Starting from second quarter of 2010, Qianfeng changed the business model from processing services to full manufacturing, which includes raw material procurement, and the sale of finished goods to Guizhou Eakan, The Company’s sales income amounted to $123,492 and $325,373 for the three and nine-month period ended September 30, 2010. As of September 30, 2010 and December 31, 2009, accounts receivable due from Guizhou Eakan amounted to $247,702 and $222,617, respectively. The outstanding balance as of September 30, 2010 was paid in cash in October 2010.

(2) On April 6, 2009, Logic Express entered into an equity transfer and entrustment agreement, or Entrustment Agreement, among Logic Express, Shandong Taibang, and the Shandong Institute of Biological Products, or the Shandong Institute, the holder of the noncontrolling interests in Shandong Taibang, pursuant to which, Logic Express agreed to permit Shandong Taibang and the Shandong Institute to participate in the indirect purchase of Qianfeng's equity interests. Under the terms of the Entrustment Agreement, Shandong Institute agreed to contribute 12.86% or $3,652,500 (RMB 25,000,000) of the Dalin purchase price. Logic express was obligated to repay to the Shandong Institute their investment amount on or before April 6, 2010, along with their pro rata share, based on their percentage of the Dalin purchase price contributed, of any distribution on the indirect equity investment in Qianfeng payable to Logic Express during 2009. On April 12, 2010, the Company fully paid the Shandong Institute and Shandong Taibang on the respective investment amounts, as well as the interest, in accordance with the Entrustment Agreement. The interest paid to the Shandong Institute was the approximately $1,154,687 final interest settlement plus additional interest of $135,541 for the six days from April 6, 2010 to April 12, 2010. As of September 30, 2010, the Company was able to settle the interest liability with Shandong Institute for $915,191 less than the Company’s previous estimation and resulted in an other non-operating income of $915,191.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 3 – Related party transactions (continued)

(3) Qianfeng has payables to Guizhou Eakan Investing Corp. in the amount of approximately $2,166,183 (RMB14,470,160). Guizhou Eakan Investing Corp. is one of the shareholders of Guizhou Eakan, one of the Qianfeng’s minority shareholders. The Company borrowed this non-interest bearing amount for working capital purposes. The balance is due on demand in the form of cash.

(4) Qianfeng has payables to Guizhou Jie’an, a holder of noncontrolling interest, in amount of approximately $983,505 (RMB 6,569,840). In 2007, Qianfeng received additional contributions from Guizhou Jie’an in the amount of $962,853 to maintain Jie’an ownership interest in the Company at 9%. However, due to a legal dispute among Shareholders over raising additional capital as discussed in the legal proceeding section under commitment and contingent liabilities, the money may be returned to Jie’an. During the second quarter of 2010, Jie’an requested that Qianfeng register its 1.8 million shares of additional capital infusion with the local AIC, pursuant to the Equity Purchase Agreement, and such registration was approved by the majority shareholders of Qianfeng in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the outcome of the ongoing litigations. If the Company decided to ratify the approval, Dalin’s ownership in Qianfeng will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Qianfeng’s profits from the prior two years.

Note 4 – Accounts receivable

Trade accounts receivable consist of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Trade accounts receivable	$7,612,568	$3,022,031
Less: Allowance for doubtful accounts	(1,274,406)	(1,254,955)
Total	$6,338,162	$1,767,076

The activity in the allowance for doubtful accounts for trade accounts receivable for the nine months ended September 30, 2010 and the year ended December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
	(unaudited)
Beginning allowance for doubtful accounts	$1,254,955	$1,268,052
Additional charged to bad debt expense	2,892	18,737
Recovery of amount previously reserved	(9,586)	(31,826)
Write-off charged against the allowance	-	-
Foreign currency translation adjustment	26,145	(8)
Ending allowance for doubtful accounts	$1,274,406	$1,254,955

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 5 – Inventories

Inventories consisted of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Raw materials	$26,181,774	$19,720,420
Work-in-process	12,439,302	8,407,319
Finished goods	8,616,358	7,524,318
Total	47,237,434	35,652,057
Less: Allowance for obsolete inventories	(653,340)	(519,333)
Current inventories, net	$46,584,094	$35,132,724

With the implementation of the 90-day quarantine period rules, the Company experienced a longer staging period before it was able to put raw material plasma into production. As a result, as of September 30, 2010, the Company estimated that approximately $600,000 in qualified raw material plasma that may not be consumed within one year.

Note 6 – Other receivables, prepayments and deferred expense

Other receivables represent deposits the Company paid to suppliers or service providers, as well as receivables from employees amounting to $2,678,276 and $2,186,441 as of September 30, 2010 and December 31, 2009, respectively. In 2009, Shandong Taibang sponsored two separate housing projects with local developers to assist 107 of its employees to purchase apartments to be constructed. Developers required deposits of at least 80% of the total purchase price before the commencement of the project. Employees are required to deposit at least 30% and up to 80% of the total purchase prices and Shandong Taibang advanced $1,512,583 in total, which represents the difference between the required deposits by the developer and the actual deposits made by the employees, on behalf of the employees to the developer. The advances to the employees are expected to be re-paid within one year.

Prepayments and deferred expense represent partial payments for deposits on material purchases, prepaid leases and prepayment for insurance expenses and amounted to $1,679,041 and $1,299,125 as of September 30, 2010 and December 31, 2009, respectively.

Long term prepayments represent partial payments or deposits on plant and equipment and intangible assets purchases and amounted to $3,470,787 and $3,223,960 as of September 30, 2010 and December 31, 2009, respectively.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Buildings and improvements	$21,946,634	$12,901,205
Machinery and equipment	24,951,368	23,428,848
Furniture, fixtures, office equipment and vehicle	4,788,200	3,862,385
Total depreciable assets	51,686,202	40,192,438
Accumulated depreciation	(16,556,767)	(13,953,793)
Plant and equipment, net	35,129,435	26,238,645
Construction in progress	1,862,820	2,634,768
Total	$36,992,255	$28,873,413

Depreciation expense for the three months ended September 30, 2010 and 2009 amounted to $709,473 and $568,581, respectively. Depreciation expense for the nine months ended September 30, 2010 and 2009 amounted to $2,379,794 and $2,158,206, respectively. No interest was capitalized into construction in progress in the nine months ended September 30, 2010 and 2009.

Note 8 – Investment in unconsolidated affiliate

On October 10, 2008, Shandong Taibang entered into an Equity Transfer Agreement (the "Huitian Agreement") with Mr. Fan Qingchun (the "Transferor"), a PRC citizen holding 35% of the equity interest in Huitian, a PRC limited liability company. Pursuant to the Huitian Agreement, the Transferor agreed to sell to Shandong Taibang, and Shandong Taibang agreed to purchase from the Transferor, a 35% equity interest in Huitian for an aggregate purchase price of $6,502,901 (or RMB 44,327,890) including interest of $48,101 (RMB 327,890).

Logic Express also entered into an investment entrustment agreement (the "Investment Agreement") with the minority shareholder in Shandong Taibang, the Shandong Institute, pursuant to which Logic Express agreed to provide the investment amount for the acquisition and the Shandong Institute agree to entrust Shandong Taibang to acquire the 35% equity interest of Huitian in its name. In exchange Logic Express was also obligated to pay Shandong Taibang approximately $17,604 (or RMB120,000) per year as consideration for Shandong Taibang's performance under this agreement. Under the Investment Agreement, after the acquisition, Logic Express was put in charge of Huitian's daily operation and management, bears the costs, expenses, liabilities and losses incurred in its operation, and enjoys its profits. Shandong Taibang is obligated to perform relevant tasks according to Logic Express's instruction, and will not exercise any management right over Huitian or derive any financial return from Huitian. Logic Express agreed to indemnify Shandong Taibang for any loss in connection with the investment and pledged its equity interest in Shandong Taibang as collateral against such losses.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 8 – Investment in unconsolidated affiliate (continued)

Summarized unaudited financial information of Huitian is as follows:

	September 30, 2010	December 31, 2009
Current assets	$11,457,762	$9,912,775
Non-current assets	10,333,376	10,195,357
Total assets	21,791,138	20,108,132
Current liabilities	3,441,011	4,031,033
Non-current liabilities	314,370	308,070
Shareholders' equity	18,035,757	15,769,029
Total liabilities and shareholders' equity	$21,791,138	$20,108,132

The portion of the difference between the cost of an investment and the amount of underlying equity in net assets of Huitian that is recognized as goodwill will not be amortized, but instead will continue to be reviewed for impairment in accordance with FASB’s accounting standard.

Summarized unaudited financial information of Huitian is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net sales	$2,914,968	$1,350,117	$8,069,064	$4,321,473
Gross profit	1,851,221	733,556	4,632,819	1,782,297
Income before taxes	1,112,675	138,973	2,297,694	74,174
Net income (loss)	922,900	88,716	1,910,485	(54,550)
Company’s share of net income (loss)	$323,015	$31,051	$668,670	$(19,092)

The rollforward of investment in Huitian in the balance sheet is shown below:

Huitian - 35%
Ownership
December 31, 2008	$-
Investment made	6,533,977
Net income from the year ended December, 2009	566,984
Dividend declared	(473,952)
Foreign currency translation gain	346
December 31, 2009	6,627,355
Net income from the nine months ended September 30, 2010	668,670
Dividend declared	-
Foreign currency translation gain	147,347
September 30, 2010 (unaudited)	$7,443,372

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 9 – Intangible assets, net

Intangible assets consisted of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Land use rights	$4,728,712	$4,163,140
Permits and licenses	11,315,584	11,261,611
Blood donor network	2,395	2,347
Software	210,082	145,897
GMP certificate	2,327,885	2,327,885
Long-term customer-relationship	6,941,170	6,941,170
Totals	25,525,828	24,842,050
Accumulated amortization	(6,327,094)	(3,661,728)
Intangible assets, net	$19,198,734	$21,180,322

Total amortization expense for the three months ended September 30, 2010 and 2009 amounted to $873,978 and $950,021 respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 amounted to $2,614,637 and $2,654,269, respectively.

The amortization expense related to purchased and other intangible assets due to the consolidation of Dalin is $800,258 and $793,278 for the three months ended September 30, 2010 and 2009, respectively. The amortization expense related to purchased and other intangible assets due to the consolidation of Dalin is $2,387,463 and $$2,379,185 for the nine months ended September 30, 2010 and 2009, respectively.

Amortization expense for intangible assets for the next five years is as follows:

	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Amortization expense	$3,376,808	$3,370,238	$1,601,438	$1,503,433	$1,181,031	$8,165,786

Note 10 – Debt

Short term loans and current maturities of long term loan

Short term loans represent renewable loans due to various banks which are normally due within one year.

The Company’s bank loans consisted of the following:

			September
		Annual	30, 2010	December 31,
Loans	Due by	interest rates	(Unaudited)	2009
Short term loans:
Short term bank loan, secured(1)	June 1, 2010	5.40%	$-	$1,467,000
Short term bank loan, un-secured	January 28, 2011	5.31%	2,994,000	2,934,000
Short term loan, un-secured	On demand	0.00%	74,850	73,350
Short term bank loan, secured(2)	March 21, 2011	5.84%	2,994,000	-
Total			$6,062,850	$4,474,350

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 10 – Debt (continued)

Interest expense related to the bank loans totaling $80,727 and $849,304 were incurred during the three months ended September 30, 2010 and 2009, respectively. Interest expense totaling $242,411 and $2,414,118 was incurred during the nine months ended September 30, 2010 and 2009, respectively.

(1) The loan in the amount of $1,467,000 as of December 31, 2009 is secured by Shandong Taibang’s land use rights and buildings located in Tai’an, Shandong Province, PRC with the carrying net value as follows:

December 31, 2009
Buildings in Tai’an, Shandong	$1,238,010
Land use rights in Tai’an, Shandong	433,793
Total	$1,671,803

(2) The loan in the amount of $2,994,000 is secured by Qianfeng’s buildings located in Guiyang, Guizhou Province, PRC, with carrying net values of RMB 28,933,927 as of September 30, 2010.

Other payables and accruals

Other payables and accruals consist of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Other payables (1)	$9,106,923	$7,465,640
Accruals for promotion costs and others (2)	5,238,231	5,281,843
Accruals for salaries and welfare	1,139,104	2,341,874
Accruals for RTO expenses	-	245,657
Accruals for selling commission and promotion fee	2,364,314	691,858
Other Payable - government grant	97,021	143,488
Other payable - deposit received	311,251	160,683
Other payable - funds(3)	4,069,202	2,383,501
Accrued interest	142,500	81,264
Others(4)	163,459	451,006
Total	$22,632,005	$19,246,814

(1)

The other payables mainly comprise of deposits by potential strategic investors with the amount of $7,628,712 (or RMB 50,960,000). As of September 30, 2010, Qianfeng has received in an aggregate amount of $7,628,712 from potential private strategic investors in connection with subscribing shares from Qianfeng pursuant to Equity Purchase Agreement. The registration of the new investors as Qianfeng’s shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce (“AIC”) is incomplete due to shareholders dispute as disclosed in the legal proceedings section below (Note 14). Additional interest of $1.48 million was accrued for the year from 2007 to current quarter based on average market interest rate around 5.9%.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 10 – Debt (continued)

Other payables and accruals (continued)

(2)

Accruals for promotions and others mainly represent the payables for donors promoting expenses, payables to employees, payables to vendors or subcontractors for construction in plasma stations in Qianfeng, and payable to Henan Xintai for an out of court settlement as described under the legal proceedings heading below.

(3)	Other payable-funds represents bonus accrual for all employees based on the policy approved by the Board, as well as the best estimated from the management.

(4)

Others mainly comprise of the contingent liability due to the pending outcome of the preceding of Qianfeng’s Guarantee to a third party as disclosed in below legal proceedings section below, Qianfeng provisioned a loss contingency reserve during its third quarter of 2010 for approximately $163,459 (RMB 1,091,913) to cover its share of the enforcement of the judgment for Shanghai Dahua Medical Equipment Company.

Other payable - land use rights

In July 2003, Shandong Taibang obtained certain land use rights from the Tai’an municipal government. Shandong Taibang is required to make payments totaling approximately $20,369 (RMB 138,848) per year to the local state-owned entity, for the 50-year life of the rights or until the Shandong Institute completes its privatization process. The Company recorded “land use rights” equal to “other payable – land use rights” totaling $ 329,086 and $323,687 as of September 30, 2010 and December 31, 2009, respectively, determined using present value of annual payments over 50 years.

Note 11 – Convertible Notes

	September 30,	December 31,
	2010	2009
	(unaudited)
$9,554,140, 3.8% Senior Secured Convertible Notes, due June 5, 2011	$9,554,140	$9,554,140
Less: converted	(2,054,140)	(1,000,000)
Total convertible notes outstanding	7,500,000	8,554,140
Less: unamortized discount	(6,639,846)	(8,464,380)
Notes payables, net	$860,154	$89,760

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 11 – Convertible Notes (continued)

The Notes accrue interest at 3.8% per annum (the “Interest Rate”), from the closing until repayment, whether on maturity on June 5, 2011, by acceleration or otherwise. Interest on the Notes is due and payable in cash semi-annually on September 30 and March 31 of each year, commencing September 30, 2009, but the Company has the option to pay the interest due through the issuance of its common stock at a conversion price of $4.00 per share. If the Company defaults in the payment of the principal of or interest on the Notes when due, then upon the Investors’ election, the Company is obligated to either (a) redeem all or a portion of the Notes pursuant to the redemption rights discussed below or (b) pay interest on such defaulted amount at a rate equal to the Interest Rate plus 2.0%. The Notes are convertible at any time before maturity into shares of the Company’s common stock at a conversion price of $4.00 per share, subject to certain adjustments as specified in the Notes.

The Company’s obligations under the Notes are secured by a pledge by Siu Ling Chan, the Company’s board chair and a principal shareholder, of 3,000,000 shares of common stock held by her, pursuant to the terms of a Guarantee and Pledge Agreement among the Company, the investors and Ms. Chan. To induce Ms. Chan to enter into the Guarantee and Pledge Agreement with the Investors, the Company agreed to indemnify her for all damages, liabilities, losses and expenses of any kind (“losses”), which may be sustained or suffered by her, arising out of or in connection with any enforcement action instituted by the Investors pursuant to the Guarantee and Pledge Agreement. The Company’s indemnification obligation is limited to losses that arise as the result of any negligent or unlawful conduct of the Company that is caused unilaterally by the Company and is beyond Ms. Chan’s control in her capacity as a director of the Company, and will not exceed the fair market value of the pledged shares as of the closing of the transaction.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 11 – Convertible Notes (continued)

On December 22, 2009, two of the Company’s Note holders exercised their rights to convert $1,000,000 of their Notes into an aggregate of 250,000 shares of the Company’s common stock. On January 13, 2010, two Note holders continued to exercise their rights to convert $1,054,140 of their remaining Notes into an aggregate of 263,535 shares of the Company’s common stock. The fair value market of conversion options of $2,627,557, carrying value of $14,428, accrued interest of $8,550 and deferred fees of $134,479 were included in additional paid-in-capital upon conversion of the convertible notes. As a result, Notes in the principal amount of $7,500,000 is outstanding as of September 30, 2010.

Interest is being recognized on the carrying value of the Notes at an effective annual interest rate of approximately 365%. Interest expense is expected to be approximately $2,120,105 and $5,713,032 for the years ended December 31, 2010 and 2011, respectively.

Note 12 - Earnings (loss) per share

Basic earnings/(loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares outstanding during the period.

Earnings (loss) per share is as follows for the three months ended September 30,

Basic earnings per share

	2010	2009
	(unaudited)	(unaudited)
Net income attributable to controlling interest for basic earnings per share	$13,674,891	$(6,193,569)

Weighted average shares used in basic computation	23,513,533	21,632,793
Earnings per share - Basic	$0.58	$(0.29)

Diluted earnings per share

	2010	2009
	(unaudited)	(unaudited)
Net income attributable to controlling interest for basic earnings per share	$13,674,891	$(6,193,569)
Add: interest of convertible notes	543,814	-
Net income attributable to controlling interest for diluted earnings per share	$14,218,705	$(6,193,569)

Weighted average shares used in basic computation	23,513,533	21,632,793
Diluted effect of convertible debentures, warrants and options	3,064,938	-
Weighted average shares used in diluted computation	26,578,471	21,632,793

Earnings per share - Diluted	$0.53	$(0.29)

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 12 - Earnings (loss) per share (continued)

For the three months ended September 30, 2010, 1,021,000 shares of stock option were excluded from the calculation because of their anti-dilutive nature. All other warrants, stock options and conversion options were included in the calculation of diluted earnings per share because of their dilutive nature.

For the three months ended September 30, 2009, all of the warrants, stock options and conversion options were excluded in the calculation of diluted earnings per share because of their anti-dilutive nature.

Earnings (loss) per share is as follows for the nine months ended September 30,

Basic earnings per share

	2010	2009
	(unaudited)	(unaudited)
Net income attributable to controlling interest for basic earnings per share	$37,158,074	$5,035,494

Weighted average shares used in basic computation	23,471,084	21,504,002
Earnings per share - Basic	$1.58	$0.23

Diluted earnings per share

	2010	2009
	(unaudited)	(unaudited)
Net income attributable to controlling interest for basic earnings per share	$37,158,074	$5,035,494
Add: interest of convertible notes	1,000,125	-
Net income attributable to controlling interest for diluted earnings per share	$38,158,199	$5,035,494

Weighted average shares used in basic computation	23,471,084	21,504,002
Diluted effect of convertible debentures, warrants and options	3,104,717	263,084
Weighted average shares used in diluted computation	26,575,801	21,767,086

Earnings per share - Diluted	$1.44	$0.23

For the nine months ended September 30, 2010, 1,021,000 shares of stock option were excluded from the calculation because of anti-diluted nature. All other warrants, stock options and conversion options were included in the calculation of diluted earnings per share because of their dilutive nature.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 13 – Taxes

Income taxes

Commencing January 1, 2008, all of the Company’s Chinese subsidiaries, except plasma companies, became subject to 25% income tax rate according to the newly issued Income Tax Laws of PRC. According to PRC’s central government policy, certain new technology or high technology companies will enjoy preferential tax treatment of 15%, instead of 25%.

On February 12, 2009, Shandong Taibang received the new technology or high technology certification from the Shandong provincial government. This certification allows Shandong Taibang to receive the 15% preferential income tax rate, for a period of three years starting from January 1, 2008.

Qianfeng is currently enjoying the preferential income tax rate of 15% also under the 10-year Western Development Tax Concession, which started in January 2001 and ends in December 2010. The PRC tax authority is studying the possibility of extending the concession, especially for industries that encouraged by the PRC government, such the biopharmaceutical industry. In the event that PRC tax authorities discontinue the concession, Qianfeng will also apply for the new or high technology preferential tax treatment of 15%.

All of the Company’s plasma companies are qualified as small scale taxpayers and are subject to a tax rate of 6% in 2010.

Commencing January 1, 2008, all dividends paid to foreign parents are subject to a 10% income tax. As a result, Logic Express recorded $ 1,835,583 and $374,073 income tax expense during the nine months ended September 30, 2010 and 2009, respectively, for dividends Shandong Taibang distributed to its foreign parent, Logic Express.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
U.S. Statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign Income	(34.0)	(34.0)	(34.0)	(34.0)
China Tax rates	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	(10.0)	(10.0)	(10.0)
Temporary differences (China) (1)	(0.7)	-	(0.3)	-
Other items (2)	1.4	(15.0)	3.5	17.4
Effective income tax rates	15.7%	0.0%	18.2%	32.4%

(1) The 0.7% represents the effect of realization of temporary difference of $165,825 for the three months ended September 30, 2010. The 0.3% represents the effect of realization of temporary difference of $231,962 for the nine months ended September 30, 2010.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 13 – Taxes (continued)

Income taxes (continued)

(2) The other items represent $1.6 million of expense incurred by CBP, Logic Express and Logic Holding that are not deductible in the PRC, offset by $3.8 million in gains (not taxable) from fair value changes of derivative liabilities for the three months ended September 30, 2010. The 15.0% represents the $13.2 million derivative mark-to-market expense and the $1.7 million in expenses incurred by CBP, Logic Express and Logic Holding that are not deductible in the PRC for the three months ended September 30, 2009, which caused a loss of $245,964 before provision for income taxes and noncontrolling interest. Therefore, we have incurred a zero effective tax rate for the three months ended September 30, 2009 due to a loss before provision for income tax.

The other items represent $1.8 million of income tax expense for dividends that Shandong Taibang distributed to Logic Express, its foreign parent and $5.9 million of expense incurred by CBP, Logic Express and Logic Holding that are not deductible in PRC offset by $9.9 million gains (not taxable) from fair value changes of derivative liabilities for the nine months ended September 30, 2010. The 17.4% represents the $14.9 million derivative mark-to-market expense and the $5.0 million in expenses incurred by CBP, Logic Express and Logic Holding that are not deductible in the PRC for the nine months ended September 30, 2009.

The estimated tax savings due to the tax exemption for the three months ending September 30, 2010 and 2009 amounted to $1,452,382 and $1,514,862, respectively. The net effect on earnings per share if the income tax had been applied would decrease basic earnings per share for the three months ended September 30, 2010 and 2009 by $0.06 and $0.07, respectively. The net effect on earnings per share if the income tax had been applied would decrease diluted earnings per share for the three months ended September 30, 2010 and 2009 by $0.05 and $0.07, respectively. The estimated tax savings due to the tax exemption for the nine months ending September 30, 2010 and 2009 amounted to $5,722,159 and $4,506,389, respectively. The net effect on earnings per share if the income tax had been applied would decrease basic earnings per share for the nine months ended September 30, 2010 and 2009 by $0.24 and $0.21, respectively. The net effect on earnings per share if the income tax had been applied would decrease diluted earnings per share for the nine months ended September 30, 2010 and 2009 by $0.22 and $0.21, respectively.

The provision for income taxes consists of the following for the unaudited three months and nine months ended September 30, 2010 and 2009:

	Three months ended,		Nine months ended,
	2010	2009	2010	2009
Current
U.S.	$-	$-	$-	$-
Foreign (China)	3,665,383	2,535,023	12,014,467	7,547,318
	3,665,383	2,535,023	12,014,467	7,547,318
Deferred
U.S.	-	-	-	-
Foreign (China)	(165,825)	-	(231,962)	-
	(165,825)	-	(231,962)	-
Provision for income taxes	$3,499,558	$2,535,023	$11,782,505	$7,547,318

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 13 – Taxes (continued)

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

The Company’s deferred taxes reflect the tax effect of temporary differences recorded as assets for financial reporting purposes and the comparable amounts recorded for income tax purpose. The deferred tax assets are measured using the enacted tax rates and law. Significant components of the deferred tax assets as of September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
	(unaudited)
Current
Accrued salary and bonus expenses	$567,979	$512,586
Accrued selling and marketing expenses	354,467	108,112
Accrued interest and penalty payable to Qianfeng strategic investors	221,731	172,145
Accrued cost of raw material	141,376	260,928
Total deferred tax assets in Chinese entities	1,285,733	1,053,771
U.S. loss carry forwards	317,969	477,944
Total current deferred tax assets	1,603,702	1,531,715

Non-Current
U.S. loss carry forwards	1,496,885	1,018,941

Total deferred tax assets	3,100,587	2,550,656
Valuation allowance	(1,814,854)	(1,496,885)
Net deferred tax assets	$1,285,733	$1,053,771

CBP was incorporated in the United States and has incurred net operating losses for income tax purposes for the period ended September 30, 2010. The estimated net operating loss carry forwards for United States income taxes amounted to $5,337,807 and $4,402,604 as of September 30, 2010 and December 31, 2009, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, from 2026 through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit from CBP to reduce the asset to zero. Management reviews this valuation allowance periodically and makes adjustments as warranted. The following table represents the rollforward of the deferred tax valuation allowance:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 13 – Taxes (continued)

Deferred taxes (continued)

	For the nine months ended	For the year ended
	September 30, 2010	December 31, 2009
	(unaudited)
Balance of January 1,	$1,496,885	$1,018,941
Increase	317,969	477,944
Deferred tax valuation allowance	$1,814,854	$1,496,885

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $81 million as of September 30, 2010, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

VAT on sales amounted to $2,584,299 and $1,981,600 for the three months ended September 30, 2010 and 2009, respectively. VAT on sales amounted to $7,523,153 and $5,834,961 for the nine months ended September 30, 2010 and 2009, respectively. Sales are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)
VAT tax payable	$1,101,737	$1,110,216
Income tax payable	6,042,728	7,479,279
Other miscellaneous tax payable	270,760	184,584
	$7,415,225	$8,774,079

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 14 – Commitments and contingent liabilities (continued)

Capital and lease commitments (continued)

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

On January 28, 2010, the Company’s wholly owned subsidiary, Logic Management and Consulting (China) Co., Ltd, entered into a thirty-six (36) months lease agreement with Beijing Jialong Real Estate Company, commencing March 2010, for an office space for its Beijing office. The annual lease payment is approximately $190,187 (RMB 1,291,152).

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to FASB’s accounting standard related to leases. Total contractual commitments for construction in progress and operating lease commitments outstanding as of September 30, 2010 (unaudited):

	9/30/2011	9/30/2012	9/30/2013	9/30/2014	9/30/2015	Thereafter
Property and equipment, not yet received	$181,984	$-	$-	$-	$-	$-
Operating Lease	273,295	289,682	247,714	54,428	53,596	216,985
Total	$455,279	$289,682	$247,714	$54,428	$53,596	$216,985

For the three months ended September 30, 2010 and 2009, total rent expense amounted to $147,508 and $44,395, respectively. For the nine months ended September 30, 2010 and 2009, total rent expense amounted to $205,679 and $102,721, respectively.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 14 – Commitments and contingent liabilities (continued)

Legal proceedings (continued)

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 14 – Commitments and contingent liabilities (continued)

Legal proceedings (continued)

In June 2007, Jie'an brought suit in the High Court of Guizhou province, China, against Qianfeng and the three other original Qianfeng shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie'an alleged that it had a right to acquire the shares waived by the original Qianfeng shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie'an and sustained the Equity Purchase Agreement, but on November 2008, Jie'an appealed the Guizhou High Court judgment to the People's Supreme Court in Beijing. On May 13, 2009, the People's Supreme Court sustained the original ruling and denied the rights of first refusal of Jie'an over the additional shares waived by the original Qianfeng's shareholders. The registration of the new investors as Qianfeng's shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce are still pending. On January 27, 2010, the strategic investors brought suit in the High Court of Guizhou Province against Qianfeng alleging Qianfeng’s failure to register their equity interest in Qianfeng with the local AIC and requesting the distribution of their share of Qianfeng’s dividends. Dalin was also joined as a co-defendant as it is the majority shareholder and exercises control over Qianfeng’s day-to-day operations. The Company does not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, the Company believes that the Equity Purchase Agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment. In the event that Qianfeng is required to return their original investment amount to the strategic investors, as of September 30, 2010, Qianfeng has set aside the strategic investors’ fund along with RMB 9.35 million (approximately $1.4 million) in accrued interests, and RMB 519,600 (approximately $74,712) for the 1% penalty imposed by the agreement for any breach. If strategic investors prevail in their suit, Dalin's interests in Qianfeng may be reduced to approximately 41.3%. The High Court of Guizhou heard the case on April 8, 2010 and encouraged, and accepted by both parties, to settle the dispute outside the court but both parties failed to reach a mutual agreeable term.

On October 14, 2010, the High Court of Guizhou ruled in favor of the Company and denied the strategic investors’ right as shareholders of Qianfeng, as well as their entitlement to the dividends. On October 26, 2010, the strategic investors appealed to the PRC Superior Court in Beijing on the ruling and the Company is waiting to hear whether the Court will accept the appeal.

During the second quarter of 2010, Jie’an requested that Qianfeng register its 1.8 million shares of additional capital infusion with the local AIC, pursuant to the Equity Purchase Agreement, and such request was approved by the majority shareholders of Qianfeng in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the outcome of the ongoing litigations. If the Company decides to ratify the approval, Dalin’s ownership in Qianfeng will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Qianfeng’s profits from the prior two years.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 14 – Commitments and contingent liabilities (continued)

Legal proceedings (continued)

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

Qianfeng's Guarantee to a Third Party

In 2007, as a condition to purchase Huang Ping Plasma Station, Qianfeng entered into an agreement with Guizhou Zhongxin Investment Company, or Zhongxin, in which Qianfeng agreed to repay Zhongxin's debt out of Qianfeng's payables to Zhongxin arising from plasma purchased from Zhongxin. In the same agreement, Qianfeng also delivered a guarantee to the Huang Ping County Hospital,, the former co-owner of the Huang Ping Plasma Station, that it would pay RMB3,074,342 (approximately, $451,006) in debt that Zhongxin owed to the hospital. On June 1, 2009, Huang Ping Hospital brought suit, in the Huang Ping County People's Court of Guizhou Province, against Zhongxin for non-payment of its payables and debt due to Huang Ping Hospital and against Qianfeng as the guarantor. On November 2, 2009, the court ruled in favor of the plaintiff and Qianfeng as the guarantor became obligated to repay the Zhongxin’s debt to the Huang Ping Hospital on behalf of Zhongxin. In October 2009, Qianfeng appealed to the Middle Court of Kaili District in Guizhou Province which sustained the original judgment on April 8, 2010. . Under the Equity Transfer Agreement pursuant to which we acquired a 90% interest in Dalin, Qianfeng's majority shareholder, provides that the sellers will be responsible, based on their pro rata equity interest in Qianfeng, for damages incurred by Qianfeng from Zhongxin's debt and that they will repay Dalin their pro rata share of payments made by Qianfeng to creditors in connection with Zhongxin's debt within 10 days after payment by Qianfeng. The RMB 3,074,342 contingent liability and proportionate share of the liability to be recovered from the sellers were properly reflected in the financials as of December 31, 2009. On September 30, 2010, Qianfeng brought suit against Zhongxin in the Middle Court of Guiyang City, to recover the full judgment amount of RMB 3,074,342 plus court fee of RMB 32,340 that Qianfeng has already paid on behalf of Zhongxin.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 14 – Commitments and contingent liabilities (continued)

Legal proceedings (continued)

On September 13, 2010, Zhongxin countersued the Company for a consideration of RMB 500,000 (approximately $74,850) for the alleged loss of its share of income from the Huang Ping Plasma Station since the Company acquired the station in April 2007. The Company believes Zhongxin’s claim is unwarranted since the Company acquired the station from its rightful owner, the Treasury Department of Huangpin County, Guizhou Province.

Qianfeng, Huang Ping Plasma Station Business Contract

On January 4, 2009, a supplier to the Huang Ping Plasma Station’s predecessor, Shanghai Dahua Medical Equipment Company, sued the station and the Company in the People’s Court of Huang Ping County, Guizhou for the repayment of an unpaid payable of RMB 885,650, and accrued interest of RMB 191,539, owed by the predecessor of the station. The Court accepted the case and ruled on June 20, 2010 in favor of the plaintiff and required the Company to assume the liabilities resulting connection with the Company’s acquisition of the station. The Company has accrued the judgment amount and is in the process of appealing to the court.

Shandong Taibang Equity Interests

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 14 – Commitments and contingent liabilities (continued)

Legal proceedings (continued)

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

Mr. Du and Missile Engineering subsequently filed two actions in the Intermediate Court of Wuhan City, Hubei province, against Du Hai Shan, his brother, Beijing Chen Da and Logic Express, requesting that the court restore the equity interests originally held by the plaintiffs, 25% equity interest held by Mr. Du and 41% equity interest held by Missile Engineering and the court issued a preliminary order attaching 66% of the equity of Shandong Taibang pending the outcome of the case. On September 25, 2009, the Higher People's Court of Hubei overruled the Wuhan Intermediate Court's acceptance of jurisdiction over the case and ruled that the Tai'an Intermediate Court in Shandong Province, where the Company is located, had the proper jurisdiction over the parties' dispute. The court ruled that while the plaintiffs had the right to bring a lawsuit for the validity of the share transfer agreement because they did not attend the previous arbitration hearing and never reached an arbitration agreement regarding their dispute, the Tai'an Intermediate Court has the proper jurisdiction over the dispute pursuant to the prior agreement of the parties. As a result, the attached 66% of the equity of Shandong Taibang was released. On November 16, 2009, the Wuhan Intermediate Court permitted Mr. Du and Missile Engineering to withdraw their suits against Logic Express and the other defendants.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 14 – Commitments and contingent liabilities (continued)

Legal proceedings (continued)

On September 30, 2010, the Company received a notice advising the Company that the PRC Supreme Court has accepted an appeal for judicial review of the Hubei High Court ruling dismissing the case. On November 2, 2010, the Company submitted its counter-argument and related materials to the PRC Supreme Court and is awaiting the court's ruling. Failure to resolve this dispute in the Company's favor may adversely affect the Company's business and operations.

Dispute over Raw Plasma Supply Agreement with Xintai

On March 10, 2009, Henan Xintai Medicine Company (previously known as Henan Zhongtai Medicine, “Xintai”) brought suit against Shandong Taibang and its two wholly-owned plasma collecting subsidiaries in Shandong for breach of a raw plasma supply agreement. The suit was subsequently withdrawn by Xintai on May 31, 2009. The agreement, signed by Shandong Taibang and Xintai on October 10, 2006, requires the two subsidiaries to provide to Xintai 45 metric tons of raw plasma per year from 2007 to 2009. The subsidiaries provided more than 34 metric tons of plasma to Xintai during 2007. However, the Company ceased its delivery of plasma to Xintai in late 2007 to avoid contravention of new PRC regulation. Clause 43 of an October 31, 2007, PRC State Department Regulation on Plasma Collection Stations, prohibits plasma collecting stations from providing raw plasma to any manufacturer other than their direct parent (the “Regulation”). On March 12, 2009, Shandong Taibang filed a suit in the Shandong Tai'an Middle Court against Xintai seeking damages of RMB50,000 (approximately, $7,335) for the plasma already supplied to Xintai during 2007. On June 29, 2009, Xintai re-filed its suit in the Shandong Tai'an Middle Court against Shandong Taibang and the two subsidiaries seeking compensation of RMB6,000,000 (approximately, $880,200) for alleged breach of contract and demanding that Shandong Taibang and the subsidiaries continue to honor the agreement. On October 20, 2009, the Tai'an Middle Court combined and heard the two suits and ruled on January 20, 2010 in favor of Shandong Taibang on all accounts.

On February 17, 2010, Xintai appealed to the High Court of Shandong Province and on August 10, 2010, the High Court remanded the suit to the Tai’an Middle Court for retrial on grounds of insufficient evidence.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 14 – Commitments and contingent liabilities (continued)

Legal proceedings (continued)

On November 8, 2010, the Company and Xintai reached an out of court settlement whereby Shandong Taibang agreed to pay Xintai RMB 4,000,000 (approximately $598,800), payable on or before November 22, 2010, and RMB 43,950 (approximately $6,430) in court costs. The Company has included the costs of its settlement agreement with Xintai under legal expenses as of September 30, 2010.

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

The summary of warrant activity is as follows:

		Weighted	Average
	Warrants	Average	Remaining
	Outstanding	Exercise Price	Contractual Life
December 31, 2008	1,284,000	$2.84	2.55
Granted	1,288,018	4.89	2.70
Forfeited
Exercised	(1,215,500)	2.84	1.81
September 30, 2009 (unaudited)	1,356,518	$4.78	2. 67
Granted
Forfeited
Exercised	(68,500)	2.84	1.57
December 31, 2009	1,288,018	$4.89	2.44
Granted
Forfeited
Exercised	(237,325)	5.27	1.69
September 30, 2010 (unaudited)	1,050,693	$4.80	1.70

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 15 – Warrants and options (continued)

Options

On May 9, 2008, the Company adopted the 2008 Equity Incentive Plan, which provides up to 5,000,000 shares of Company’s Common Stock to be made available to employees and directors at various prices as established by the Board of Directors of the Company. On January 7, 2010, the Board of Directors granted to one of the employees, options to purchase 50,000 shares of the Company’s common stock under the 2008 plan, with an exercise price of $12.60, immediate vesting and an expiration date of January 7, 2020 , in accordance with his employment agreement with the company. On February 4, 2010, the board of directors granted to a newly appointed director options to purchase 20,000 shares of the Company’s common stock, with an exercise price of $10.66, 10,000 shares of which vested on August 4, 2010 and the remaining 10,000 shares will be vested on February 4, 2011.

On July 11, 2010, the Company’s Board of Directors authorized the grant to Mr. Sean Shao, Dr. Tong Jun Lin, Dr. Xiangmin Cui and Mr. Chaoming Zhao, of options to purchase 40,000 shares each of the Company’s common stock, and to Mr. Y. Tristan Kuo of options to purchase 35,000 shares of the Company’s common stocks, and to Mr. Tung Lam, the Chief Executive Officer of Shandong Taibang and certain other employees of the Company of options to purchase 776,000 shares of the Company's common stocks, all pursuant to the 2008 Equity Incentive Plan. These options will be exercisable at $12.26, the fair market price as of the grant date, and will be vested in 12 equal quarters with an initial vesting date of October 11, 2010. As of September 30, 2010, there were 2,961,500 shares available under the plan.

The fair value of each option granted on May 9, 2008, July 24, 2008, January 7, 2010, February 4, 2010 and July 11, 2010 are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Granted on	May 9,	July 24,	January 7,	February 4,	July 11,
	2008	2008	2010	2010	2010
Expected dividend yield	0%	0%	0%	0%	0%
Risk-free interest rate	3.56%	3.56%	2.62%	2.29%	1.85%
Expected life (in years)	5	5	5	5	5
Weighted average expected volatility	59.4%	81.2%	130.0%	130.0%	135.0%

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on the Company’s current and expected dividend policy. The value of the options was based on the Company’s common stock price on the date the options were granted. Because the Company does not have a history of employee stock options, the Company utilized the simplified method to estimate the life of the options which is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. For the three months ended September 30, 2010 and 2009, the Company expensed $63,812 and $7,314 in compensation expense. For the nine months ended September 30, 2010 and 2009, the Company expensed $681,653 and $62,281 in compensation expense. As of September 30, 2010, approximately $10,459,146 of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized as an expense over the employee's remaining weighted average service period of approximately 3.0 years. The options are accounted for as equity under FASB’s accounting standard related to derivative instruments and hedging activities. The options activity is as follows:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 15 – Warrants and options (continued)

Options (continued)

	Options	Options	Weighted	Average	Aggregate
	Outstanding	Exercisable	Average	Remaining	Intrinsic
			Exercise	Contractual	Value
			Price	Life
December 31, 2008	997,500	937,500	$4.00	9.43	$-
Granted	-	60,000	4.00	9.06	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
September 30, 2009 (unaudited)	997,500	997,500	$4.00	8.68	$-
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercised	(87,500)	(87,500)	4.00	8.42	-
December 31, 2009	910,000	910,000	$4.00	8.43	$7,352,800
Granted	1,041,000	60,000	12.25	9.79	-
Forfeited	-	-	-	-	-
Exercised	(20,000)	(20,000)	4.00	7.67	-
September 30, 2010 (unaudited)	1,931,000	950,000	$8.45	8.79	$1,363,070

Note 16 – Change in fair value of derivative liabilities

Loss (gain) on change in fair value of derivative liabilities for the nine months ended September 30, 2010 comprised as following:

	Fair value at	Fair value	Fair value		Change in
	January 1,	at dates of	at date of	Fair value at	fair value at
	2010 or	warrants	notes	September	September
Change in fair value of derivative liabilities of:	issuance date	exercised	conversion	30, 2010	30, 2010
Conversion option of convertible notes ( note 11)	$19,960,145	$-	$2,627,557	$11,255,816	$(6,076,772)
Warrants attached to convertible notes (note 15)	11,804,253	1,078,788	-	7,133,071	(3,592,394)
Warrants issued to placement agent (note 15)	897,010	668,977	-	-	(228,033)
Total	$32,661,408	$1,747,765	$2,627,557	$18,388,887	$(9,897,199)

Note 17 – Interest expense (income), net

Interest expense (income), net for the three months ended September 30, 2010 and 2009 comprised as following:

Interest expense (income), net	2010	2009
	(unaudited)	(unaudited)
Interest expense – bank and other loans	$80,727	$713,364
Interest expense – due to strategic investors	102,255	-
Interest expense – convertible notes	543,814	135,940
Interest expense – other	8,221	-
Interest income	(223,730)	(124,533)
Total	$511,287	$724,771

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 17 – Interest expense (income), net (continued)

Interest expense (income), net for the nine months ended September 30, 2010 and 2009 comprised as following:

Interest expense (income), net	2010	2009
	(unaudited)	(unaudited)
Interest expense – bank and other loans	$242,411	$2,257,000
Interest expense – due to strategic investors	301,776	-
Interest expense – convertible notes	1,000,125	157,118
Interest expense – other	143,763	-
Interest income	(556,730)	(434,580)
Total	$1,131,345	$1,979,538

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

Reserve fund

10% of the net income determined in accordance with PRC accounting rules and regulations are transferred to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of September 30, 2010, approximately $26.3 million was reserved. Although Shandong Taibang and Qianfeng have met 50% of its registered capital, the board of directors decided to continue to make such reserve. For other subsidiaries in PRC, as of September 30, 2010, $4.7millions funds still need to be reserved. The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise expansion fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. The Company’s policy is to transfer 5% of Shandong Taibang’s net income to this fund determined in accordance with the Company’s policy.

Note 19 – Retirement benefit plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for the benefit of all permanent employees. All permanent employees are entitled to an annual pension equal to their basic salaries at retirement. The PRC government is responsible for the benefit liability to these retired employees. The Company is required to make contributions to the state retirement plan at 20% of the monthly base salaries of the current employees. For the three months ended September 30, 2010 and 2009, the Company made pension contributions in the amount of $147,718 and $145,089, respectively. For the nine months ended September 30, 2010 and 2009, the Company made pension contributions in the amount of $357,075 and $487,459, respectively.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 20 - Noncontrolling interest and distribution

The roll forward of noncontrolling interest in the balance sheet is shown below (other comprehensive income-translation gain was allocated to the noncontrolling interest):

	Fang Cheng	Shandong	Guizhou	Guiyang
	Plasma Co.	Taibang	Renyuan	Qianfeng	Guiyang
	Minority	Minority	Minority	Minority	Dalin	Total
	Owner	Owner	Owners	Owners	Minority	Noncontrolling
	(20%)	(17.24%)	(75%)	(46%)	Owner (10%)	interest
December 31, 2008	$-	$4,805,381	$-	$-	$-	$4,805,381
Dalin acquisition	-	-	2,444,203	17,317,241	1,763,615	21,525,059
Net income(loss)	(12,670)	5,321,062	(111,753)	9,884,220	1,267,631	16,348,490
Foreign currency translation gain/(loss)	-	(187)	115,238	330,316	10,256	455,623
Dividend declared	-	(1,212,834)	-	(7,327,205)	(415,353)	(8,955,392)
December 31, 2009	$(12,670)	$8,913,422	$2,447,688	$20,204,572	$2,626,149	$34,179,161
Net income(loss)		5,164,984	(158,237)	9,779,525	1,105,343	15,891,615
Reverse for 20% acquisition	12,670	-	-			12,670
Foreign currency translation gain/(loss)	-	366,195	72,910	365,126	668	804,899
Dividend declared	-	-	-	(7,450,620)	(1,184,152)	(8,634,772)
September 30, 2010 (unaudited)	$-	$14,444,601	$2,362,361	$22,898,603	$2,548,008	$42,253,573

Dividends declared are split pro rata between the shareholders according to their ownership interest. The payment of the dividends may occur at different times to the shareholders resulting in distributions which do not appear to be reflective of the minority ownership percentages. As of September 30, 2010, minority shareholders owned 17.24% of the Shandong Taibang, 10% of Dalin and 46% of Qianfeng. The table below shows the minority shareholder and dividends outstanding.

	Shandong	Guiyang	Guiyang
	Taibang	Qianfeng	Dalin	Total
	Noncontrolling	Noncontrolling	Noncontrolling	Noncontrolling
	shareholder	shareholder	shareholder	shareholder
Distribution payable, December 31, 2008	$3,252,354	$-	$-	$3,252,354
Dividend declared	1,212,834	7,327,205	415,353	8,955,392
Dividend paid	(4,479,381)	(7,330,671)	(415,353)	(12,225,405)
Foreign currency translation adjustments	14,780	3,466	-	18,246
Distribution payable, December 31, 2009	$587	-	-	$587
Dividend declared	-	7,450,620	1,184,152	8,634,772
Dividend paid	-	(7,450,620)	(1,184,152)	(8,634,772)
Foreign currency translation adjustments	12	-	-	12
Distribution payable, September 30, 2010 (unaudited)	$599	$-	$-	$599

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 21 – Business combinations

Acquisition of Ziguang Bio-Technology Co.

On January 22, 2010, Shandong Taibang entered into an Equity Transfer Agreement with Yuncheng Ziguang Biotechnology Co., Ltd. which is located in Yuncheng, Shandong Province. Under the terms of the Equity Transfer Agreement, Shandong Taibang agreed to purchase 100% of Yuncheng Ziguang’s equity interest at a purchase price of RMB 10,066,672 (approximately $1,476,781), which was paid on February 24, 2010. Yuncheng Ziguang’s main business is manufacturing, packing and selling of health drinks and foods. Among its assets, Yuncheng Ziguang owns six buildings and a right to acquire a land use right to approximately 323,000 square feet of land. The purpose of this acquisition is mainly for the relocation of Shandong Taibang’s Yang Gu plasma station, which is adjacent to Yuncheng Ziguang, into the existing building and the land that Yuncheng Ziguang currently owns or is entitled to own. The Yun Cheng plasma station is the oldest and smallest among the Company's five stations in Shandong. Management expects that the relocation of the plasma station into the new facility will increase its plasma collection capacity with a low investment cost.

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

No material acquisition-related costs were incurred and recognized in the Company’s income statement for the three and nine months ended September 30, 2010.

No supplemental pro forma information was disclosed as Ziguang had not commenced operations for the period ended September 30, 2010 due to that it is under construction in preparation for the relocation of Yang Gu Plasma Company.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 22 – Subsequent Events

Distributions declaration by Shandong Taibang

On October 9, 2010, the Board of Directors of Shandong Taibang declared a RMB 70,000,000 (approximately $10,479,000) distribution to its 82.76% shareholder Logic Express and the 17.24% shareholder Shandong Institute. The distribution to Logic Express has been used to pay off the RMB 55,000,000 (approximately $8,233,500) loan due from Shandong Taibang and the distribution to Shandong Institute was transferred to its account on October 25, 2010. Logic Express will pay 10% of the dividend amounted to RMB 5,500,000 (approximately $823,350) as dividend tax to Chinese tax bureau.

Redemption of the convertible notes

On November 10, 2010, the remaining holder of the convertible notes, issued in the Company’s June 2009 financing, exercised its right to convert $2,800,000 of its note into an aggregate of 700,000 shares of the Company’s common stock. As a result, only a convertible note in the principal amount of $4,700,000 remains outstanding as of the date of this report.

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the consolidated financial statements as of September 30, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “China Biologic,” the “Company,” “we,” “us,” or “our,” are to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries;

  “Logic Express” are to our wholly owned subsidiary Logic Express Limited, a BVI company;

  “Logic Holdings” are to our wholly-owned subsidiary Logic Holdings (Hong Kong) Limited, a Hong Kong company;

  “Logic China” are to our wholly owned subsidiary Logic Management and Consulting (China) Co., Ltd., a PRC company

  “Dalin” are to our majority owned subsidiary Guiyang Dalin Biologic Technologies Co., Ltd., a PRC limited company;

  “Shandong Taibang” are to our majority owned subsidiary Shandong Taibang Biological Products Co. Ltd., a sino-foreign joint venture incorporated in China;

  “Taibang Medical” are to our wholly owned subsidiary Shandong Taibang Medical Company, a PRC company;

  “Qianfeng” are to our majority owned subsidiary Qianfeng Biological Products Co., Ltd., PRC company;

  “Huitian” are to our minority owned subsidiary Xi'an Huitian Blood Products Co., Ltd., a PRC company;

  “BVI” are to the British Virgin Islands;

  “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “PRC,” “China,” and “Chinese,” are to the People’s Republic of China;

  “SEC” are to the Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “Renminbi” and “RMB” are to the legal currency of China; and

  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

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

We are approved to sell human albumin 20%/10ml, 20%/25ml, 20%/50m, 10%/10ml, 10%/25ml, 10%/50ml and 25%/50ml. Human albumin is our top-selling product. Sales of these human albumin products represented approximately 48.6% and 42.7% of our total revenues for the three months ended September 30, 2010 and 2009, respectively, and 47.3% and 48.7% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively. Human albumin is principally used to increase blood volume while immunoglobulin, one of our other major products, is used for certain disease preventions and cures. The Company’s approved human albumin and immunoglobulin products use human plasma as the basic raw material. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. All of our products are prescription medicines administered in the form of injections.

We sell our products to customers in the PRC, mainly hospitals and inoculation centers. Our sales have historically been made on the basis of short-term arrangements and our largest customers have changed over the years. For the three months ended September 30, 2010 and 2009, our top 5 customers accounted for approximately 19.1% and 17.7%, respectively, of our total revenue. For the nine months ended September 30, 2010 and 2009, our largest 5 customers accounted for approximately 12.3% and 4.8% of our revenue, respectively. As we continue to diversify our geographic presence, customer base and product mix, we expect that our largest customers will continue to change from year to year.

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

Recent Developments

Acquisition of the 17.24% Minority Interest of Taibang Medical

On July 8, 2010, Logic China, our wholly-owned PRC subsidiary, entered into an equity transfer agreement to purchase 100% equity interest in Shandong Medical from the Company’s indirect 82.76% -owned subsidiary Shandong Taibang, for a purchase price of RMB 6,440,000 (approximately $947,327), payable in cash. The equity transfer was registered with the local Administration for Industry and Commerce (“AIC”) on September 10, 2010 and the purchase price was fully paid on September 23, 2010. As a result of the equity transfer, Taibang Medical is now our indirect 100% owned subsidiary and its resources in sales and marketing of Taibang and Qianfeng products may be consolidated in our financial statements.

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the three months ended September 30, 2010, which resulted in growth in our revenue and net income. The following are some financial highlights for the three months ended September 30, 2010:

  Revenue: Revenue increased $8,964,026, or 33.2%, to $36,003,765 for the three months ended September 30, 2010, from $27,039,739 for the same period in 2009.

  Gross Profit: Gross profit increased $7,242,425, or 36.1%, to $27,321,263 for the three months ended September 30, 2010, from $20,078,838 for the same period in 2009. As a percentage of sales, gross profit increased 1.6% to 75.9% for the three months ended September 30, 2010 from 74.3% for the same period in 2009.

  Income from operations: Income from operations increased $4,799,735, or 34.2%, to $18,827,469 for the three months ended September 30, 2010, from $14,027,734 for the same period in 2009.

  Net income attributable to controlling interest: Net income increased $19,868,460, or 320.8%, to $13,674,891 for the three months ended September 30, 2010, from net loss of $6,193,569 for the same period in 2009.

  Fully diluted net income per share: Fully diluted net income per share was $0.53 for the three months ended September 30, 2010, as compared to net loss of $0.29 for the same period in 2009.

For the three months ended September 30, 2010 and 2009, we reported a net income of $13,674,891 and a net loss of $6,193,569, respectively. Our results of operations in the third quarter of 2010, as compared to the same period in 2009, was materially impacted by unit price increases and sales volume increases of our products, as well as the $3.8 million other income from the change in derivative liabilities compared with the $13 million loss from the change in derivative liabilities.

Results of Operations

Comparison of Three Months Ended September 30, 2010 and September 30, 2009

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended		$	%
	September 30, 2010		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Revenues:
Revenues	$35,847,351	$26,924,616	$8,922,735	33.1%
Revenues - related party	156,414	115,123	41,291	35.9%
Total revenues	36,003,765	27,039,739	8,964,026	33.2%
Cost of revenues	8,682,502	6,960,901	1,721,601	24.7%
Gross Profit	27,321,263	20,078,838	7,242,425	36.1%
Gross Profit As a Percentage of Sales	75.9%	74.3%	1.6%
Operating Expenses:
Selling expenses	2,229,685	619,467	1,610,218	259.9%
General and administrative expenses	5,832,118	5,169,137	662,981	12.8%
Research and development expenses	431,991	262,500	169,491	64.6%
Total operating expenses	8,493,794	6,051,104	2,442,690	40.4%
Income from operations	18,827,469	14,027,734	4,799,735	34.2%
Other (income) expense:
Equity in loss (income) of unconsolidated affiliate	(323,015)	(31,051)	(291,964)	(940.3%	)
Change in fair value of derivative liabilities	(3,792,793)	13,242,333	(17,035,126)	(128.6%	)
Interest expense, net	511,287	724,771	(213,484)	(29.5%	)
Other income - related party	(453)	-	(453)	(100.0%	)
Other expense, net	142,736	337,645	(194,909)	(57.7%	)
Total other (income) expense, net	(3,462,238)	14,273,698	(17,735,936)	(124.3%	)
Income before provision for income taxes and noncontrolling interest	22,289,707	(245,964)	22,535,671	9162.2%
Provision for income taxes	3,499,558	2,535,023	964,535	38.0%
Net income attributable to noncontrolling interest	5,115,258	3,412,582	1,702,676	49.9%
Net income attributable to controlling interest	$13,674,891	$(6,193,569)	$19,868,460	320.8%

Revenues. Our revenues are derived primarily from the sales of our human albumin and immunoglobulin products. Our revenues increased 33.2%, or $8,964,026, to $36,003,765 for the three months ended September 30, 2010, compared to revenues of $27,039,739 for the three months ended September 30, 2009. The growth in revenue is mainly due to a general increase in the price, as a result of growing demand, of our products, which contributed about more than one-third of the growth for the quarter, as well as a 1.2% increase in foreign exchange translation. Most of our approved products recorded price increases ranging from 6.2% to 55.8%, except for human albumin products and human immunoglobulin products, which decreased by 4.3% and 11.8%, respectively. For the quarter ended September 30, 2010, the average price for our approved human albumin products, which contributed 48.6% to our total revenues, decreased 4.3%, the average price for our approved human hepatitis B immunoglobulin products, which contributed 7.1% to our total revenues, increased 55.8%, the average price for our approved human immunoglobulin for intravenous injection products, which contributed 36.3% to our revenues, increased 27.0%, the average price for our approved human rabies immunoglobulin products, which contributed 2.9% to our revenues, increased 51.4%, the average price for our approved human tetanus immunoglobulin products, which contributed 4.1% to our revenue, increased 6.2%, and the average price for our approved human immunoglobulin products, which contributed 0.5% to our revenue, decreased 11.8%, as compared to the same period in 2009. The average price decrease in human albumin products is mainly due to an increase in the imported volume of this product during 2010.

Cost of revenues. Our cost of revenues increased $1,721,601, or 24.7%, to $8,682,502 for the quarter ended September 30, 2010, from $6,960,901 during the same period in 2009. This increase was mainly due to the 33.2% increase in revenue and increase in fees paid to plasma donors, as well as the 1.2% increase in foreign exchange translation. Cost of revenues as a percentage of sales was 24.1% for the quarter ended September 30, 2010, as compared to 25.7% during the same period in 2009.

Gross profit and gross margin. Gross profit increased by $7,242,425, or 36.1% to $27,321,263 for the quarter ended September 30, 2010, from $20,078,838 for the same period in 2009. As a percentage of sales revenue, our gross profit margin increased by 1.6% to 75.9% for the quarter ended September 30, 2010, from 74.3% for the same period in 2009. The increase in gross profit is mainly due to increases in the unit price and sales volume of our products, as well as the 1.2% increase in foreign exchange translation.

Operating expenses. Our total operating expenses increased by $2,442,690, or 40.4%, to $8,493,794 for the quarter ended September 30, 2010, from $6,051,104 for the same period in 2009. The increase was primarily attributable to a 259.9% increase in our selling expenses, a 12.8% increase in our general and administrative expenses and a 64.6% increase in our research and development expenses. As a percentage of sales revenue, total operating expenses increased by 1.2% to 23.6% for the quarter ended September 30, 2010, from 22.4% for the same period in 2009.

Selling expenses. For the quarter ended September 30, 2010, our selling expenses increased to $2,229,685, from $619,467 for the quarter ended September 30, 2009, an increase of $1,610,218 or 259.9%. As a percentage of sales, our selling expenses for the quarter ended September 30, 2010 increased by 3.9%, to 6.2%, from 2.3% for third quarter 2009. The increase in selling expenses is mainly due to an increase in our promotional and conference activities as we continue our efforts in expanding our customer base into hospital and inoculation centers throughout the PRC.

General and administrative expenses. For the three months ended September 30, 2010, our general and administrative expenses increased $662,981, or 12.8%, to $5,832,118, from $5,169,137 for the quarter ended September 30, 2009. General and administrative expenses as a percentage of sales decreased by 2.9%, to 16.2%, for the third quarter of 2010, from 19.1% for the same period in 2009. Non-cash employee compensation for the three months ended September 30, 2010 increased by $56,498 to $63,812, from $7,314 for the same period in 2009. The increase in general and administrative expenses is due mainly to the increase in legal expense, as a result of the $594,865 settlement of a law suit with Henan Xintai as described under the legal proceedings heading below, and a mild increases in rent, depreciation and maintenance expenses.

Research and development expenses. For the quarter ended September 30, 2010 and 2009, our research and development expenses were $431,991 and $262,500, respectively, an increase of $169,491, or 64.6%. As a percentage of revenues, our research and development expenses for the quarter ended September 30, 2010 and 2009 were 1.2% and 1.0%, respectively. The increase in research and development expenses is primarily due to the allocation of cost associated with the development of two new products which are at the end of their respective development stage. We expect to receive approval for these two new products from the PRC State Food and Drug Administration, or the SFDA, in early 2011.

Change in fair value of derivative liabilities. The embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants issued in June 2009 are classified as derivative liabilities carried at fair value. For the three months ended September 30, 2010 and 2009, we recognized an income from the change in fair value of derivative liabilities in the amounts of $3,792,793 and a loss of $13,242,333, respectively. The recognized income from the change in the fair value of derivative liabilities in the third quarter of 2010 is mainly due to a decrease in the price of our common stock from $10.99 to $9.88 as of June 30, 2010 and September 30, 2010, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

Interest expense (income), net. Our net of interest expense (income) decreased by $213,484, or 29.5%, to an expense of $511,287 for the quarter ended September 30, 2010, from an interest expense, net of $724,771 for the same period in 2009. The decrease in interest expenses is primarily due to our paying off a related party loan related to the acquisition of Dalin in the second quarter of 2010, conversion of $2.5 million of our outstanding convertible notes in the fourth quarter of 2009 and the first quarter of 2010 and an increase in interest income from our short term deposits with financial institutions.

Income tax expense. Our provision for income taxes increased $964,535, or 38.0%, to $3,499,558 for the quarter ended September 30, 2010, from $2,535,023 for the same period in 2009. The increase of income tax provision was consistent with our increase of net operation income for the three months ended September 30, 2010 compared with same period in prior year.

Net income. Our net income increased $19,868,460, or 320.8%, to $13,674,891 for the quarter ended September 30, 2010, from a net loss of $6,193,569 for the same period in 2009. Net income and net loss as a percentage of revenues was 38.0% and 21.9% for the quarter ended September 30, 2010 and 2009, respectively. The increase in net income is mainly due to increases in the selling price and sales volume of our products, as well as the decrease in the change in fair value of our derivative liabilities.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in U.S. dollars)

	Nine Months Ended		$	%
	September 30, 2010		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Revenues:
Revenues	$103,289,680	$80,861,353	$22,428,327	27.7%
Revenues - related party	720,954	508,529	212,425	41.8%
Total revenues	104,010,634	81,369,882	22,640,752	27.8%
Cost of revenues	26,126,366	22,337,596	3,788,770	17.0%
Gross Profit	77,884,268	59,032,286	18,851,982	31.9%
Gross Profit As a Percentage of Sales	74.9%	72.5%	2.4%
Operating Expenses:
Selling expenses	5,029,474	2,313,577	2,715,897	117.4%
General and administrative expenses	16,700,320	14,996,846	1,703,474	11.4%
Research and development expenses	1,332,025	1,098,083	233,942	21.3%
Total operating expenses	23,061,819	18,408,506	4,653,313	25.3%
Income from operations	54,822,449	40,623,780	14,198,669	35.0%
Other (income) expense:
Equity in loss (income) of unconsolidated affiliate	(668,670)	19,092	(687,762)	(3602.4%	)
Change in fair value of derivative liabilities	(9,897,199)	14,931,088	(24,828,287)	(166.3%	)
Interest expense, net	1,131,345	1,979,538	(848,193)	(42.8%	)
Other income - related party	(915,191)	-	(915,191)	(100.0%	)
Other expense, net	339,970	372,955	(32,985)	(8.8%	)
Total other (income) expense, net	(10,009,745)	17,302,673	(27,312,418)	(157.9%	)
Income before provision for income taxes and noncontrolling interest	64,832,194	23,321,107	41,511,087	178.0%
Provision for income taxes	11,782,505	7,547,318	4,235,187	56.1%
Net income attributable to noncontrolling interest	15,891,615	10,738,295	5,153,320	48.0%
Net income attributable to controlling interest	$37,158,074	$5,035,494	$32,122,580	637.9%

Revenues. Our revenues are derived primarily from the sales of our human albumin and immunoglobulin products. Our revenues increased 27.8%, or $22,640,752, to $104,010,634 for the nine months ended September 30, 2010, compared to revenues of $81,369,882 for the nine months ended September 30, 2009. The growth in revenue is mainly due to an increase in the unit price, as a result of growing demand, of our products, which contributed more than one-third of the growth for the nine month period, as well as a 0.4% increase in foreign exchange translation. Almost all of our approved products recorded price increases ranging from 15.1% to 213.6%, except for human albumin products, which decreased by 0.6%. For the nine months ended September 30, 2010, the average price for our approved human albumin products, which contributed 47.3% to our total revenues, decreased 0.6%, the average price for our approved human hepatitis B immunoglobulin products, which contributed 8.4% to our total revenues, increased 213.6%, the average price for our approved human immunoglobulin for intravenous injection products, which contributed 33.2% to our revenues, increased 30.7%, the average price for our approved human rabies immunoglobulin products, which contributed 5.9% to our revenues, increased 27.5%, the average price for our approved human tetanus immunoglobulin products, which contributed 3.2% to our revenue, increased 15.1%, and the average price for our approved human immunoglobulin products, which contributed 1.0% to our revenue, increased 32.5%, as compared to the same period in 2009. As the volume of imported human albumin continues to increase, the Company expects that the price of human albumin may continue to experience downward pressure for the remainder of 2010, while the price of our other products should remain stable.

Cost of revenues. Our cost of revenues increased $3,788,770, or 17.0%, to $26,126,366 for the nine months ended September 30, 2010, from $22,337,596 during the same period in 2009. This increase was mainly due to a 16.6% increase in the cost of revenues as a result of our increased sales and the increase in fees paid to the plasma donors, as well as a 0.4% increase due to foreign exchange translation. Cost of revenues as a percentage of sales was 25.1% for the nine months ended September 30, 2010, as compared to 27.5% during the same period in 2009. The increase in cost of revenues is due to the increase in sales, while the decrease in cost of revenues as a percentage of sales is due to a change in the mix of products that were sold during the 2010 period.

Gross profit and gross margin. Gross profit increased by $18,851,982, or 31.9%, to $77,884,268 for the nine months ended September 30, 2010, from $59,032,286 for the same period in 2009. As a percentage of sales revenue, our gross profit margin increased by 2.4% to 74.9% for the nine months ended September 30, 2010, from 72.5% for the same period in 2009. The increase in gross profit is due mainly to increases in the selling price and sales volume of our products during the 2010 period, as compared to the same period last year.

Operating expenses. Our total operating expenses increased by $4,653,313, or 25.3%, to $23,061,819 for the nine months ended September 30, 2010, from $18,408,506 for the same period in 2009. The increase was primarily attributable to a 21.3% increase in our research and development expenses, a 117.4% increase in our selling expense and an 11.4% increase in our general and administrative expenses during the 2010 period. As a percentage of sales revenue, total operating expenses decreased by 0.4% to 22.2% for the nine months ended September 30, 2010, from 22.6% for the same period in 2009.

Selling expenses. For the nine months ended September 30, 2010, our selling expenses increased to $5,029,474, from $2,313,577 for the same period in 2009, an increase of 2,715,897, or 117.4%. As a percentage of sales, our selling expenses for the nine months ended September 30, 2010 increased by 2.0%, to 4.8%, from 2.8% for the same period in 2009. The increase in selling expenses is primarily due to an increase in our promotional and conference activities as we continue our efforts in expanding our customer base into hospital and inoculation centers throughout the PRC.

General and administrative expenses. For the nine months ended September 30, 2010, our general and administrative expenses increased $1,703,474, or 11.4%, to $16,700,320, from $14,996,846 for the same period in 2009. General and administrative expenses as a percentage of sales decreased by 2.3% to 16.1% for the first nine months of 2010, from 18.4% for the same period in 2009. The increase in general and administrative expenses during the nine months of 2010, as compared to the same period of 2009, is primarily due to the increases in travel and general office expenses as we continue to our efforts to integrate our two main operating entities, as well as legal expense, non-cash employee compensation and depreciation and amortization expenses, which were offset by the decrease in bad debt, payroll. The increase in legal expense is due to the $594,865 settlement of a law suit with Henan Xintai as described under the legal proceedings heading below. Non-cash employee compensation for the nine months ended September 30, 2010 increased by $619,372 to $681,653, from $62,281 for the same period in 2009, as a result of the amortization of the grant of stock options to a director in the first quarter of 2010.

Research and development expenses. For the nine months ended September 30, 2010 and 2009, our research and development expenses were $1,332,025 and $1,098,083, respectively, an increase of $233,942, or 21.3%. As a percentage of revenues, our research and development expenses for the nine months ended September 30, 2010 and 2009 were both 1.3%. The increase in research and development expenses is primarily due to the allocation of cost associated with the development of two new products that are at the end of their respective development stage. We expect to receive SFDA approval for these two new products in early 2011.

Change in fair value of derivative liabilities. The embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants that were issued in June 2009 are classified as derivative liabilities carried at fair value. For the nine months ended September 30, 2010 and 2009, we recognized an income from the change in fair value of derivative liabilities in the amounts of $9,897,199 and a loss of $14,931,088, respectively. The recognized income from the change in the fair value of derivative liabilities in the first nine months of 2010 is mainly due to a decrease in the price of our common stock from $12.08 to $9.88 as of December 31, 2009 and September 30, 2010, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

Interest expense (income), net. Our net of interest expense (income) decreased by $848,193, or 42.8%, to an expense of $1,131,345 for the nine months ended September 30, 2010, from an interest expense of $1,979,538 for the same period in 2009. The decrease in net of interest expense (income) is primarily due to our payment of a related party loan related to the acquisition of Dalin in the second quarter of 2010, conversion of $2.5 million of our outstanding convertible notes in the fourth quarter of 2009 and the first quarter of 2010 and the $0.6 million increase in interest income from our short term deposits with financial institutions.

Other income-related party. The other non-operating income from related party was due to $0.9 million less in interest expenses be settled with Shandong Institute than our previous estimation in accordance with the Entrustment Agreement, dated April 6, 2009, among Logic Express, Shandong Taibang and the Shandong Institute of Biological Products, the holder of the minority interests in Shandong Taibang.

Income tax expense. Our provision for income taxes increased $4,235,187, or 56.1%, to $11,782,505 for the nine months ended September 30, 2010, from $7,547,318 for the same period in 2009. Our effective tax rate for the nine months ended September 30, 2010 and 2009 was 18.2% and 32.4%, respectively. Among the increase in income taxes, $1.8 million is due to the dividend tax imposed by PRC tax authorities on dividends distributed by our two main operating entities to Logic Express during the 2010 period.

Net income attributable to controlling interest. Our net income increased $32,122,580, or 637.9%, to $37,158,074 for the nine months ended September 30, 2010, from $5,035,494 for the same period in 2009. Net income as a percentage of revenues was 35.7% and 6.2% for the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. As of September 30, 2010, we had $64,579,098 in cash and cash equivalents, primarily consisting of cash on hand and demand deposits.

The following table provides the statements of net cash flows for the nine months ended September 30, 2010 compared to September 30, 2009 (Unaudited):

Cash Flow
(all amounts in U.S. dollars)

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$31,296,067	$35,458,229
Net cash used in investing activities	(11,589,674)	(6,059,109)
Net cash (used in) provided by financing activities	(10,169,957)	12,095,925
Effects of exchange rate change on cash	1,198,711	38,472
Net increase in cash and cash equivalents	10,735,147	41,533,517
Cash and cash equivalents at beginning of the period	53,843,951	8,814,616
Cash and cash equivalents at end of the period	$64,579,098	$50,348,133

Operating activities

Net cash provided by operating activities was $31.3 million for the nine months ended September 30, 2010, as compared to $35.5 million net cash provided by operating activities for the same period in 2009. The net cash provided by operating activities in the nine months ended September 30, 2010 was mainly due to the cash-related consolidated net income of $49.6 million and offset by cash outflow for inventory, accounts receivable, accrued interest, and taxes payable of $10.7 million, $4.5 million, $2.1 million, and $1.5 million, respectively. The cash outflow for inventory is a direct result of the implementation of the 90-day quarantine period by the PRC government, which caused a longer staging period for its raw material plasma inventory. As the Company increased its sales directly to the end-users, hospitals and inoculation centers with extended credit term, we experienced a slower turn-over with our accounts receivable. The cash provided by operating activities in the same period in 2009 was mainly from cash-related net income of $36.6 million, advanced receipt from customer of $4.2 million and the $4.2 million increase in other payables, and offset by $9.7 million in cash paid for inventory.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $11.6 million, as compared to $6 million net cash used in investing activities in the same period of 2009. During the nine months ended September 30, 2010, we paid $1.5 million to acquire a new Company, Ziguang Bio-tech Company, with $1.5 million net assets, paid the final $2.5 million payment for the Dalin acquisition to Dalin’s old shareholders, and paid $1.8 million for equipment for Shandong Taibang and $5.8 million for our plasma companies' buildings and construction in progress in Dalin.

On January 22, 2010, Shandong Taibang entered into an Equity Transfer Agreement with Yuncheng Ziguang Biotechnology Co., Ltd., which is located in Yuncheng, Shandong Province. Under the terms of the Equity Transfer Agreement, Shandong Taibang agreed to purchase 100% of Yuncheng Ziguang’s equity interest at a purchase price of RMB 10,066,672 (approximately $1,476,781), which was subsequently paid as of February 24, 2010. Yuncheng Ziguang’s main business is manufacturing, packing and selling of health drinks and foods. Among its assets, Yuncheng Ziguang owns six buildings and a right to acquire a land use right for approximately 323,000 square feet of land. The purpose of this acquisition is mainly for the relocation of Shandong Taibang’s Yun Cheng plasma station, which is adjacent to Yuncheng Ziguang, into the existing building and the land that Yuncheng Ziguang currently owns or entitled to own. The Yun Cheng plasma station is the oldest and smallest among our five stations in Shandong. Management expects that the relocation of the plasma station into the new facility will increase its plasma collection capacity with a low investment cost.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2010 totaled $10.2 million as compared to $12.1 million provided by financing activities in the same period of 2009. The increase of the cash used in financing activities was mainly attributable to the $8.6 million dividend paid to the Shandong Taibang minority shareholder, repayment of a non-controlling shareholder loan of $3.7 million, repayment of short term bank loan of $4.4 million and offset by short-term bank loans and proceeds from warrants conversion of $5.9 million and $0.7 million, respectively.

Management believes that the Company has sufficient cash on hand and continuing positive cash inflow, from the sale of its plasma-based products in the PRC market. Our management expects continued growth in revenues throughout the term of the convertible notes, largely due to the ongoing limited supply of plasma-based products in the PRC market in connection with the introduction of more stringent health and safety measures which we already meet. In light of the foregoing, we believe that we will have the financial ability to fulfill our payment obligations under the convertible notes when they come due.

Obligations under Material Contracts

On June 5, 2009, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we agreed to issue to the investors 3.8% Senior Secured Convertible Notes in the aggregate principal amount of $9,554,140 and warrants to purchase up to 1,194,268 shares of our common stock. The transaction closed on June 10, 2009. On December 22, 2009, two of the note holders exercised their rights to convert $1,000,000 of their notes into an aggregate of 250,000 shares of our common stock. On January 13, 2010, two note holders continued to exercise their rights to convert $1,054,140 of their remaining notes into an aggregate of 263,535 shares of our common stock. The fair value market of conversion options of $2,627,558, carrying value of $14,428, accrued interest of $8,550 and deferred fee of $134,479 were included in additional paid-in-capital upon conversion of the convertible notes. As a result, notes in the principal amount of $7,500,000 are outstanding as of September 30, 2010. On November 10, 2010, the remaining note holder exercised its right to convert $2,800,000 of its note into an aggregate of 700,000 shares of our common stock. As a result, only a note in the principal amount of $4,700,000 remains outstanding as of the date of this report.

Qianfeng has payables to Guizhou Eakan Investing Corp. in the amount of approximately $2,166,183 (RMB14,470,160). Guizhou Eakan Investing Corp. is one of the shareholders of Guizhou Eakan, one of the Qianfeng’s minority shareholders. The Company borrowed this non-interest bearing amount for working capital purposes.

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

Inventories

Due to its unique nature, our principal raw material, human blood plasma is subject to various quality and safety control issues which include, but are not limited to, contaminations and blood born diseases. In addition, limitations of current technology pose biological hazards inherent in plasma that have yet to be discovered, which could result in a widespread epidemic due to blood infusion. In the event that human plasma is discovered to contain pathogens or infectious agents or other bio-hazards, we would be required to write down our inventory to net realizable value. We determine the net realizable value of our inventories on the basis of anticipated sales proceeds less estimated selling expenses. The cost of major raw materials (plasma) used in the production are being allocated based on the management's estimation of historical yields and market value from the annual production for each different products. At each balance sheet date, we evaluate inventories that may be worth less than current carrying amounts. Total inventories amounted to $46.6 million as of September 30, 2010. In order to ensure that the growing demand for our products is met, as well as the 90-day quarantine period requirement on plasma raw material implemented by the PRC government, we have been gradually increasing our inventory level of raw materials. We strictly follow the production processes required by government regulations resulting in the relatively high level of work-in-progress customary to our industry.

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

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. ASU 2010-20 will not have a material impact on our consolidated financial statements.

In September 2010, FASB issued Accounting Standard Update 2010-25, “Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans” or ASU 2010-25. The ASU clarifies how loans to participants should be classified and measured by defined contribution plans and how IFRS compare to these provisions. The amendments in this update are effective for fiscal years ending after December 15 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chao Ming Zhao and our Chief Financial Officer, Mr. Y. Tristan Kuo, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2010. Based upon, and as of the date of this evaluation, Messrs. Zhao and Kuo, determined that, because of the material weaknesses described in Item 9A. “Controls and Procedures” on our annual report on Form 10-K for the year ended December 31, 2009, which we are still in the process of remediating, as of September 30, 2010, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of annual report on Form 10-K for the year ended December 31, 2009 for the description of these weaknesses.

Changes in Internal Control over Financial Reporting

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

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Bobai County Collection Station

In January 2007, our PRC subsidiary, Shandong Taibang, advanced $413,697 (RMB3.0 million) to Feng Lin, the 20% minority shareholder in Fang Cheng Plasma Company, our majority owned subsidiary, for the purpose of establishing or acquiring a plasma collection station. Mr. Lin and Shandong Taibang intended to establish the Bobai Kangan Plasma Collection Co., Ltd., or Bobai, in Bobai County, Guangxi and on January 18, 2007, Shandong Taibang signed a letter of intent to acquire the assets of the Bobai Plasma Collection Station, which was co-owned by Mr. Lin and Mr. Keliang Huang. However, in January 2007, Hua Lan Biological Engineering Co., Ltd., or Hua Lan, filed suit in the District Court of Hong Qi District, Xin Xiang City, Henan Province, alleging that Feng Lin, Keliang Huang and Shandong Taibang established and/or sought to operate the Bobai Plasma Collection Station using a permit for collecting and supplying human plasma in Bobai County, that was originally granted to Hua Lan by the government of the Guangxi region, without Hua Lan's permission. The establishment and registration of Bobai was never realized as a result of this law suit. On January 29, 2007, on Hua Lan's motion, the District Court entered an order to freeze funds in the amount of approximately $386,100 (RMB3,000,000) held by the defendants in the case, including approximately $65,750 (RMB500,000) in funds held in Shandong Taibang's bank account in Tai'an City. A hearing was held on June 25, 2007 and judgment was entered against the defendants along with a $226,780 (RMB1,700,000) joint financial judgment. The Company appealed the District Court judgment to the Xinxiang City Intermediate Court. In November 2007, the Intermediate Court affirmed the judgment against the three defendants and increased the amount of the joint financial judgment to approximately $405,954 (RMB3,000,000).

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

In June 2007, Jie'an brought suit in the High Court of Guizhou province, China, against Qianfeng and the three other original Qianfeng shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie'an alleged that it had a right to acquire the shares waived by the original Qianfeng shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie'an and sustained the Equity Purchase Agreement, but on November 2008, Jie'an appealed the Guizhou High Court judgment to the People's Supreme Court in Beijing. On May 13, 2009, the People's Supreme Court sustained the original ruling and denied the rights of first refusal of Jie'an over the additional shares waived by the original Qianfeng's shareholders. The registration of the new investors as Qianfeng's shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce are still pending. On January 27, 2010, the strategic investors brought suit in the High Court of Guizhou Province against Qianfeng alleging Qianfeng’s failure to register their equity interest in Qianfeng with the local AIC and requesting the distribution of their share of Qianfeng’s dividends. Dalin was also joined as a co-defendant as it is the majority shareholder and exercises control over Qianfeng’s day-to-day operations. The Company does not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, the Company believes that the Equity Purchase Agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment. In the event that Qianfeng is required to return their original investment amount to the strategic investors, as of September 30, 2010, Qianfeng has set aside the strategic investors’ fund along with RMB 9.35 million (approximately $1.4 million) in accrued interests, and RMB 519,600 (approximately $74,712) for the 1% penalty imposed by the agreement for any breach. If strategic investors prevail in their suit, Dalin's interests in Qianfeng may be reduced to approximately 41.3%. The High Court of Guizhou heard the case on April 8, 2010 and encouraged, and accepted by both parties, to settle the dispute outside the court but both parties failed to reach a mutual agreeable term.

On October 14, 2010, the High Court of Guizhou ruled in favor of the Company and denied the strategic investors’ right as shareholders of Qianfeng, as well as their entitlement to the dividends. On October 26, 2010, the strategic investors appealed to the PRC Superior Court in Beijing on the ruling and the Company is waiting to hear whether the Court will accept the appeal.

During the second quarter of 2010, Jie’an requested that Qianfeng register its 1.8 million shares of additional capital infusion with the local AIC, pursuant to the Equity Purchase Agreement, and such request was approved by the majority shareholders of Qianfeng in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the outcome of the ongoing litigations. If the Company decides to ratify the approval, Dalin’s ownership in Qianfeng will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Qianfeng’s profits from the prior two years.

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

Qianfeng's Guarantee to a Third Party

In 2007, as a condition to purchase Huang Ping Plasma Station, Qianfeng entered into an agreement with Guizhou Zhongxin Investment Company, or Zhongxin, in which Qianfeng agreed to repay Zhongxin's debt out of Qianfeng's payables to Zhongxin arising from plasma purchased from Zhongxin. In the same agreement, Qianfeng also delivered a guarantee to the Huang Ping County Hospital, the former co-owner of the Huang Ping Plasma Station, that it would pay RMB3,074,342 (approximately, $451,006) in debt that Zhongxin owed to the hospital. On June 1, 2009, Huang Ping Hospital brought suit, in the Huang Ping County People's Court of Guizhou Province, against Zhongxin for non-payment of its payables and debt due to Huang Ping Hospital and against Qianfeng as the guarantor. On November 2, 2009, the court ruled in favor of the plaintiff and Qianfeng as the guarantor became obligated to repay the Zhongxin’s debt to the Huang Ping Hospital on behalf of Zhongxin. In October 2009, Qianfeng appealed to the Middle Court of Kaili District in Guizhou Province which sustained the original judgment on April 8, 2010. Under the Equity Transfer Agreement pursuant to which we acquired a 90% interest in Dalin, Qianfeng's majority shareholder, provides that the sellers will be responsible, based on their pro rata equity interest in Qianfeng, for damages incurred by Qianfeng from Zhongxin's debt and that they will repay Dalin their pro rata share of payments made by Qianfeng to creditors in connection with Zhongxin's debt within 10 days after payment by Qianfeng. The RMB 3,074,342 contingent liability and proportionate share of the liability to be recovered from the sellers were properly reflected in the financials as of December 31, 2009. On June 30, 2010, Qianfeng brought suit against Zhongxin in the Middle Court of Guiyang City, to recover the full judgment amount of RMB 3,074,342 plus court fee of RMB 32,340 that Qianfeng has already paid on behalf of Zhongxin.

On September 13, 2010, Zhongxin counter sued the Company for a consideration of RMB 500,000 (approximately $74,850) for the alleged loss of its share of income from the Huang Ping Plasma Station since the Company acquired the station in April 2007. The Company believes Zhongxin’s claim is unwarranted since the Company acquired the station from its rightful owner, the Treasury Department of Huangpin County, Guizhou Province.

Qianfeng, Huang Ping Plasma Station Business Contract

On January 4, 2009, a supplier to the Huang Ping Plasma Station’s predecessor, Shanghai Dahua Medical Equipment Company, sued the station and the Company in the People’s Court of Huang Ping County, Guizhou for the repayment of an unpaid payable of RMB 885,650, and accrued interest of RMB 191,539, owed by the predecessor of the station. The Court accepted the case and ruled on June 20, 2010 in favor of the plaintiff and required the Company to assume the liabilities resulting connection with the Company’s acquisition of the station. The Company has accrued the judgment amount and is in the process of appealing to the court.

Shandong Taibang Equity Interests

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

Mr. Du and Missile Engineering subsequently filed two actions in the Intermediate Court of Wuhan City, Hubei province, against Du Hai Shan, his brother, Beijing Chen Da and Logic Express, requesting that the court restore the equity interests originally held by the plaintiffs, 25% equity interest held by Mr. Du and 41% equity interest held by Missile Engineering and the court issued a preliminary order attaching 66% of the equity of Shandong Taibang pending the outcome of the case. On September 25, 2009, the Higher People's Court of Hubei overruled the Wuhan Intermediate Court's acceptance of jurisdiction over the case and ruled that the Tai'an Intermediate Court in Shandong Province, where the Company is located, had the proper jurisdiction over the parties' dispute. The court ruled that while the plaintiffs had the right to bring a lawsuit for the validity of the share transfer agreement because they did not attend the previous arbitration hearing and never reached an arbitration agreement regarding their dispute, the Tai'an Intermediate Court has the proper jurisdiction over the dispute pursuant to the prior agreement of the parties. As a result, the attached 66% of the equity of Shandong Taibang was released. On November 16, 2009, the Wuhan Intermediate Court permitted Mr. Du and Missile Engineering to withdraw their suits against Logic Express and the other defendants.

On September 30, 2010, the Company received a notice advising the Company that the PRC Supreme Court has accepted an appeal for judicial review of the Hubei High Court ruling dismissing the case. On November 2, 2010, the Company submitted its counter-argument and related materials to the PRC Supreme Court and is awaiting the court's ruling. Failure to resolve this dispute in our favor may adversely affect our business and operations.

Dispute over Raw Plasma Supply Agreement with Xintai

On March 10, 2009, Henan Xintai Medicine Company (previously known as Henan Zhongtai Medicine, “Xintai”) brought suit against Shandong Taibang and its two wholly-owned plasma collecting subsidiaries in Shandong for breach of a raw plasma supply agreement. The suit was subsequently withdrawn by Xintai on May 31, 2009. The agreement, signed by Shandong Taibang and Xintai on October 10, 2006, requires the two subsidiaries to provide to Xintai 45 metric tons of raw plasma per year from 2007 to 2009. The subsidiaries provided more than 34 metric tons of plasma to Xintai during 2007. However, the Company ceased its delivery of plasma to Xintai in late 2007 to avoid contravention of a new PRC regulation. Clause 43 of an October 31, 2007, PRC State Department Regulation on Plasma Collection Stations, prohibits plasma collecting stations from providing raw plasma to any manufacturer other than their direct parent (the “Regulation”). On March 12, 2009, Shandong Taibang filed a suit in the Shandong Tai'an Middle Court against Xintai seeking damages of RMB50,000 (approximately, $7,335) for the plasma already supplied to Xintai during 2007. On June 29, 2009, Xintai re-filed its suit in the Shandong Tai'an Middle Court against Shandong Taibang and the two subsidiaries seeking compensation of RMB6,000,000 (approximately, $880,200) for alleged breach of contract and demanding that Shandong Taibang and the subsidiaries continue to honor the agreement. On October 20, 2009, the Tai'an Middle Court combined and heard the two suits and ruled on January 20, 2010 in favor of Shandong Taibang on all accounts.

On February 17, 2010, Xintai appealed to the High Court of Shandong Province and on August 10, 2010, the High Court remanded the suit to the Tai’an Middle Court for retrial on grounds of insufficient evidence.

On November 8, 2010, the Company and Xintai reached an out of court settlement whereby Shandong Taibang agreed to pay Xintai RMB 4,000,000 (approximately $598,800), payable on or before November 22, 2010, and RMB 43,950 (approximately $6,430) in court costs. The Company has included the costs of its settlement agreement with Xintai under legal expenses as of September 30, 2010.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
10.1	Equity Transfer Agreement, dated July 8, 2010, by and between Logic Management Consulting (China) Co., Ltd. And Shandong Taibang Biological Products Co., Ltd.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2010	CHINA BIOLOGIC PRODUCTS, INC.

By: /s/ Chao Ming Zhao
Chao Ming Zhao, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Y. Tristan Kuo
Y. Tristan Kuo, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Equity Transfer Agreement, dated July 8, 2010, by and between Logic Management Consulting (China) Co., Ltd. And Shandong Taibang Biological Products Co., Ltd.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.