Form 10-K/A
period 2009-12-31
China Biologic Products, Inc.
filed 2011-03-31
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this "Amendment No. 2") amends the China Biologic Products, Inc. (the "Company") Annual Report on Form 10-K/A (Amendment No. 1) and Form 10-K for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission on October 20, 2010 and March 23, 2010 ("the Original Filing"), respectively. This Amendment No. 2 is being filed to amend the recognition of fair value of the callable feature for the warrants issued in 2006, recognition of deferred tax liabilities in connection with business combination of Guiyang Dalin Biologic Technologies Co. Ltd. ("Dalin") and Part II, Item 9A(T), Controls and Procedures as a result of these restatements.

Recognition of fair value of the callable feature for the warrants issued in 2006

In 2006, the Company issued 1,070,000 warrants (the "2006 Warrants") to certain accredited investors. According to the terms of the 2006 Warrants, the Company may, in its sole discretion, elect to require the 2006 Warrants holders to exercise of up to all of the unexercised portion of the 2006 Warrants ("Callable Feature"). The Company inadvertently omitted the fair value of the Callable Features embedded in the 2006 Warrants when reclassifying the fair value of 2006 Warrants from equity to derivative liabilities as of January 1, 2009 while adopting EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" (FASB ASC 815-40-15-5) (or "EITF 07-05"). As a result, the retained earnings and additional paid-in capital should have been increased by $535,615 and $138,160, respectively, and the derivative liabilities should have been decreased by $673,775 as of January 1, 2009. During the year ended December 31, 2009, all of the 2006 Warrants were exercised. The Company inadvertently omitted recognizing the impact of fair value change arising from the Callable Feature in estimating the fair value of the 2006 Warrants during 2009. As a result, the loss of change in fair value of derivative liabilities during the year ended December 31, 2009 should have been decreased by $710,861. The retained earnings and additional paid-in capital should have been increased by $1,246,476 and decreased by $1,246,476, respectively, as of December 31, 2009.

Recognition of deferred tax liabilities in connection with the business combination of Dalin

In connection with the business combination of Dalin in 2009 (see Note 1), the Company misinterpreted US GAAP regarding the accounting for the business combination. As a result, the Company did not recognize deferred tax liabilities for differences between the assigned values and the tax bases of the intangible assets and certain property, plant and equipment acquired in the business combination as in accordance with ASC Topic 740, Income Taxes. As of January 1, 2009, deferred tax liabilities of $4,749,099 should have been recognized with a corresponding increase in goodwill of $4,749,099. During the year ended December 31, 2009, the Company also should have recorded deferred tax benefit representing the tax effect of the amortization of intangible assets and the depreciation of property, plant and equipment for the year ended December 31, 2009. As a result, the goodwill, deferred tax liabilities, retained earnings, noncontrolling interest and accumulated other comprehensive income of the Company should have been increased by $4,775,139, $4,275,295, $232,368, $267,333 and $143, respectively, as of December 31, 2009.

For purposes of the Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Filing that was affected by the restatement has been amended and restated in its entirety. Unless otherwise indicated, this report speaks only as of the date that the original report was filed. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including the exhibits to the Original Filing affected by subsequent events, except that this Form 10-K/A includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

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

China Biologic and Subsidiaries
Fiscal Years Ended December 31

			$	Percentage
			Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Revenue	$118,998,155	$46,751,160	$72,246,995	154.5%
Cost of revenue	32,621,908	14,040,602	18,581,306	132.3%
Gross profit	86,376,247	32,710,558	53,665,689	164.1%
Gross profit as a percentage of revenue	72.6%	70.0%	2.6%
Operating expenses	24,999,055	12,374,787	12,624,268	102.0%
Other expense	32,539,845	449,656	32,090,189	7136.6%
Income before taxes and minority interest	28,837,347	19,886,115	8,951,232	45.0%
Income taxes	10,013,563	4,596,603	5,416,960	117.8%
Net income before minority interests	$18,823,784	$15,289,512	$3,534,272	23.1%

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

Change in Fair Value of Derivative Liabilities. Prior to January 1, 2009, the warrants issued in 2006 were accounted for as equity instruments. Because the strike price of the warrants is denominated in USD and the Company’s functional currency is the RMB, the warrants are now classified as a derivative liability carried at fair value, with periodic changes in the fair value charged or credited to income each period. Similarly, the embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants that were issued in June 2009 are classified as derivative liabilities carried at fair value. For the year ended December 31, 2009 and 2008, the Company recognized a loss on the change in the fair value of derivative liabilities of $28,915,328 and $0, respectively. The recognized loss on the change in the fair value is mainly due to the Company’s stock price increase from $2.00 to $12.08 as of December 31, 2008 and December 31, 2009, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

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

Income Tax Expense. Our provision for income taxes increased $5,416,960, or 117.8%, to $10,013,563 for the year ended December 31, 2009, from $4,596,603 for the same period in 2008. Our effective tax rate for the year ended December 31, 2009 was 34.7%, and our 2008 effective tax rate was 23.1% . The increase in effective tax rate is mainly due to the increase of $28.9 million in change in fair value of derivative liabilities that are not PRC tax deductible.

Net Income before Noncontrolling Interest. Our net income before minority interest increased $3,534,272, or 23.1%, to $18,823,784 for the year ended December 31, 2009, from $15,289,512 for the same period in 2008. Income before noncontrolling interest as a percentage of revenues was 15.8% and 32.7% for the year ended December 31, 2009 and 2008, respectively. The decrease is due directly to non-cash change in fair value of warrant liabilities charge of $28,915,328.

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

Operating activities

Net cash provided by operating activities was $50 million for the fiscal year ended December 31, 2009, as compared to $20.0 million net cash provided by operating activities for the same period in 2008. The increase in net cash provided by operating activities was mainly due the increase in operating income of $41,041,421 to $61,377,192 for the fiscal year ended December 31, 2009, as compared to $20,335,771 in fiscal year 2008, as well as the increases in other payables and accrued liabilities, taxes payable, accrued interest and non-cash activities. For the fiscal year ended December 31, 2009, net income attributable to non-controlling interest of $16,615,658, warrants and derivative mark-to-market charges of $28,915,328 and other non-cash activities of $5,369,831 brought the operating income to a net income of $2,208,126. Increase in customer deposits provided $274,768 in net cash. The increase in accrued interest expense-holder of noncontrolling interest, tax payable and other payables and accrued liabilities provided $2,068,526, 3,809,437 and 7,058,773, respectively, in net cash, which was offset by an increase in inventory of $12,456,975.

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

Management’s Annual Report on Internal Control over Financial Reporting (Restated).

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 and through the date of this filing. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2009 and through the date of this filing, because of the material weaknesses in our internal control over financial reporting described below.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2009 and through the date of this filing, the management concluded that, after adding two qualified accountants in late 2009, the Company still needs to increase its qualified accounting personnel and enhances the supervision, monitoring and reviewing of financial statements preparation processes. In addition, ineffective execution of tax provision and derivative instrument valuation review controls, because of lack of resources with expertise in non-recurring transactions, resulted in inadvertently omission of the fair value of embedded option in warrants and misinterpretation of US GAAP regarding the accounting for the business combination. The Company has already taken measures to remediate these material weaknesses by adding two additional qualified accountants in late 2010 and enhancing the supervision, monitoring and reviewing of financial statement preparation processes. Furthermore, the Company already engaged outside consultants specialized in tax provision and derivative instrument valuation, as well as in reinforcing the rigorous process for collecting and reviewing information required for the preparation of the financial statements including footnotes.

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

/s/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, California
March 23, 2010, except for the effects on the consolidated financial statements of the restatement described in Note 2, as to which the date is March 31, 2011

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

ASSETS
	December 31,	December 31,
	2009	2008
	(As Restated - Note 2)
CURRENT ASSETS:
Cash and cash equivalents	$53,843,951	$8,814,616
Accounts receivable, net of allowance for doubtful accounts of $1,254,955 and $1,268,052 as of December 31, 2009 and 2008, respectively	1,767,076	313,087
Accounts receivable - related party	222,617	-
Dividend receivable	-	147,256
Other receivables	2,186,441	356,957
Inventories, net of allowance for obsolete of $519,333 and $0 as of December 31, 2009 and 2008, respectively	35,132,724	14,949,196
Prepayments and deferred expense	1,299,125	614,704
Deferred tax assets	1,053,771	-
Total current assets	95,505,705	25,195,816

PLANT AND EQUIPMENT, net	28,873,413	19,299,364

OTHER ASSETS:
Investment in unconsolidated affiliate	6,627,355	6,533,977
Refundable deposit for potential acquisition	-	14,181,800
Prepayments - non-current	3,223,960	955,874
Intangible assets, net	21,180,322	1,002,561
Goodwill	17,200,728	-
Total other assets	48,232,365	22,674,212

Total assets	$172,611,483	$67,169,392

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,701,843	$2,481,889
Notes payable	48,598	29,340
Short term loans - bank	4,474,350	-
Short term loans - holder of noncontrolling interest	3,652,500	773,277
Other payables and accrued liabilities	19,246,814	3,962,931
Other payable - related parties	3,086,940	-
Accrued interest - holder of noncontrolling interest	2,068,526	-
Distribution payable to holder of noncontrolling interest	587	3,252,354
Customer deposits	3,868,577	1,091,792
Taxes payable	8,774,079	4,060,010
Investment payable	2,195,365	3,275,501
Total current liabilities	51,118,179	18,927,094

OTHER LIABILITIES:
Other payable - land use right	323,687	325,390
Notes payable, net of discount of $8,464,380 as of December 31, 2009	89,760	-
Long term loan - bank, net of current maturities	-	5,868,000
Derivative liability - conversion option	19,960,145	-
Fair value of derivative instruments	12,701,262	-
Deferred tax liabilities	4,275,295	-
Total other liabilities	37,350,149	6,193,390

Total liabilities	88,468,328	25,120,484

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 23,056,442 and 21,434,942 shares issued and outstanding at December 31, 2009 and 2008, respectively	2,305	2,143
Additional paid-in-capital	21,270,601	10,700,032
Statutory reserves	17,414,769	6,989,801
Retained earnings	6,781,449	15,392,253
Accumulated other comprehensive income	4,227,537	4,159,298
Total shareholders' equity	49,696,661	37,243,527

NONCONTROLLING INTEREST	34,446,494	4,805,381

Total equity	84,143,155	42,048,908

Total liabilities and equity	$172,611,483	$67,169,392

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
REVENUES:	(As Restated - Note 2)
Revenues	$118,293,137	$46,751,160
Revenues - related party	705,018	-
Total revenues	118,998,155	46,751,160

COST OF REVENUES:
Cost of revenues	32,544,743	14,040,602
Cost of revenues - related party	77,165	-
Total cost of revenues	32,621,908	14,040,602

GROSS PROFIT	86,376,247	32,710,558

OPERATING EXPENSES:
Selling expenses	3,529,242	2,212,073
General and administrative expenses	19,807,123	8,996,220
Research and development expenses	1,662,690	1,166,494
Total operating expenses	24,999,055	12,374,787

INCOME FROM OPERATIONS	61,377,192	20,335,771

OTHER EXPENSES (INCOME):
Equity in income of unconsolidated affiliate	(566,984)	(175,231)
Change in fair value of derivative liabilities	28,915,328	-
Other income - related party	(97,447)	-
Interest expense, net	3,930,249	373,497
Other expense, net	358,699	251,390
Total other expenses, net	32,539,845	449,656

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	28,837,347	19,886,115

PROVISION FOR INCOME TAXES	10,013,563	4,596,603

NET INCOME	18,823,784	15,289,512

Less: Net income attributable to noncontrolling interest	16,615,658	3,303,841

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	2,208,126	11,985,671

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	524,027	2,148,197
Comprehensive (income) loss attributable to noncontrolling interest	(455,788)	(302,247)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$2,276,365	$13,831,621

BASIC EARNINGS PER SHARE:
Weighted average number of shares	21,754,911	21,434,942
Earnings per share	$0.10	$0.56

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	21,949,638	21,556,342
Earnings per share	$0.10	$0.56

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	China Biologic Products, Inc. shareholders' equity
				Retained earnings		Accumulated other
	Common stock		Additional	Statutory		comprehensive	Noncontrolling
	Shares	Par value	paid-in-capital	reserves	Unrestricted	income	interest	Total
BALANCE, December 31, 2007	21,434,942	$2,143	$9,388,305	$3,934,703	$6,461,680	$2,313,348	$4,181,338	$26,281,517

Stock based compensation			1,311,727					1,311,727
Net income					11,985,671		3,303,841	15,289,512
Distribution declared to noncontrolling interest shareholders							(2,982,045)	(2,982,045)
Adjustment to statutory reserve				3,055,098	(3,055,098)			-
Foreign currency translation adjustments						1,845,950	302,247	2,148,197

BALANCE, December 31, 2008	21,434,942	$2,143	$10,700,032	$6,989,801	$15,392,253	$4,159,298	$4,805,381	$42,048,908

Cumulative effect of reclassification of 2006 Warrants, as restated (Note 2)			(600,289)		(393,962)			(994,251)
Stock based compensation			62,281					62,281
Warrants exercised, as restated (Note 2)	1,284,000	128	8,571,281					8,571,409
Convertible notes exercised	250,000	25	2,187,305					2,187,330
Stock option exercised	87,500	9	349,991					350,000
Net income, as restated (Note 2)					2,208,126		16,615,658	18,823,784
Distribution declared to noncontrolling interest shareholders							(8,955,392)	(8,955,392)
Noncontrolling interest acquired from acquisition							21,525,059	21,525,059
Adjustment to statutory reserve				10,424,968	(10,424,968)			-
Foreign currency translation adjustments, as restated (Note 2)						68,239	455,788	524,027

BALANCE, December 31, 2009, as restated (Note 2)	23,056,442	$2,305	$21,270,601	$17,414,769	$6,781,449	$4,227,537	$34,446,494	$84,143,155

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:	(As Restated - Note 2)
Net income attributable to controlling interest	$2,208,126	$11,985,671
Net income attributable to noncontrolling interest	16,615,658	3,303,841
Consolidated net income	18,823,784	15,289,512
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,709,623	1,088,155
Amortization	3,358,532	61,095
Loss on disposal of equipment	224,548	214,663
Recovery of bad debt previously reserved	(31,826)	(56,462)
Allowance for bad debt - accounts receivable	18,737	-
Allowance for bad debt - other receivables and prepayments	280,796	560,668
Allowance for obsolete inventories	519,333	-
Deferred tax benefit, net	(1,552,661)	-
Impairment of assets	-	415,873
Stock based compensation	62,281	1,311,727
Change in fair value of warrant liabilities	28,915,328	-
Amortization of deferred note issuance cost	247,199	-
Amortization of discount on convertible notes	100,253	-
Equity in income of unconsolidated affiliate	(566,984)	(175,231)
Change in operating assets and liabilities:
Notes receivable	-	43,245
Accounts receivable	(1,707,714)	81,980
Accounts receivable - related party	197,284	-
Other receivables	(1,744,794)	(33,462)
Other receivables -related party	-	1,442
Inventories	(12,456,975)	(4,695,495)
Prepayments and deferred expenses	(248,794)	(459,019)
Accounts payable	(58,467)	(376,527)
Other payables and accrued liabilities	7,058,773	2,658,552
Accrued interest - holder of noncontrolling interest	2,068,526	-
Customer deposits	274,768	653,514
Taxes payable	3,809,437	3,585,237
Contingent liability	-	(149,428)
Net cash provided by operating activities	50,300,987	20,020,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	11,946,933	-
Proceeds from dividend receivable	384,087	-
Payments made for acquisition	(10,373,854)	-
Payments made for unconsolidated affiliate	(3,225,420)	(3,171,300)
Purchase of plant and equipment	(1,873,371)	(4,033,667)
Additions to intangible assets	(2,106,203)	(83,259)
Proceeds from sale of equipment	36,771	73,641
Prepayments for potential acquisition	-	(14,181,800)
Refunds of advances on non-current assets	1,174,346	-
Advances on non-current assets	(2,823,743)	(270,119)
Net cash used in investing activities	(6,860,454)	(21,666,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	19,246	28,830
Proceeds from warrants conversion	3,649,770	-
Proceeds from stock option exercised	350,000	-
Proceeds from issuance of convertible notes	8,967,516	-
Repayments of former shareholders loan in acquiring company	(2,841,302)	-
Proceeds from short term loans - bank	13,517,442	-
Payments on short term loans - bank	(18,355,572)	(720,750)
Repayment of non-controlling shareholder loan	(772,803)	-
Proceeds from long term loan-bank	-	5,766,000
Distribution paid to noncontrolling interest shareholders	(2,969,372)	(288,300)
Net cash provided by financing activities	1,564,925	4,785,780

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	23,877	665,268

INCREASE IN CASH	45,029,335	3,804,583

CASH and CASH EQUIVALENTS, beginning of year	8,814,616	5,010,033

CASH and CASH EQUIVALENTS, end of year	$53,843,951	$8,814,616

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$8,021,981	$1,523,867
Interest paid (net of capitalized interest)	$1,131,271	$108,170
Non-cash investing and financing activities:
Unpaid investment in unconsolidated affiliate	$-	$3,218,565
Reclassification of warrant liability to paid-in capital upon warrants conversion	$4,921,639	$-
Convertible notes exercised	$2,187,330	$-
Distribution paid by offsetting accounts receivable - related party	$944,036	$-
Distribution paid in exchange of holder of noncontrolling interest loan	$3,665,250	$-
Distribution paid by offsetting loan and interest due from holder of noncontrolling interest	$4,647,924	$-
Net assets acquired with prepayments made in prior periods	$14,250,492	$78,905
Net assets acquired with unpaid investment	$2,850,098	$-
Plant and equipment acquired with prepayments made in prior periods	$2,296,113	$-
Land use right acquired with prepayments made in prior periods	$146,610	$-

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

Note 2 – Restatement of December 31, 2009 consolidated financial statements

This financial statements contain restatements related to the recognition of fair value of the callable feature for the warrants issued in 2006 and recognition of deferred tax liabilities in connection with business combination of Dalin for the year ended and as of December 31, 2009.

Recognition of fair value of the callable feature for the warrants issued in 2006

In 2006, the Company issued 1,070,000 warrants (the "2006 Warrants") to certain accredited investors, see Note 16. As a result of adopting EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" (FASB ASC 815-40-15-5) (or "EITF 07-05"), effective January 1, 2009, the 2006 Warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of these warrants are denominated in US dollar, a currency other than the Company’s functional currency, Renminbi. As a result, these warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized in earnings until such time as the warrants are exercised or expired.

According to the terms of the 2006 Warrants, the Company may, in its sole discretion, elect to require the 2006 Warrants holders to exercise of up to all of the unexercised portion of the 2006 Warrants ("Callable Feature"). The Company inadvertently omitted the fair value of the Callable Features embedded in the 2006 Warrants when reclassifying the fair value of 2006 Warrants from equity to derivative liabilities as of January 1, 2009 when adopting EITF 07-5. As a result, the retained earnings and additional paid-in capital should have been increased by $535,615 and $138,160, respectively, and the derivative liabilities should have been decreased by $673,775 as of January 1, 2009. During the year ended December 31, 2009, all of the 2006 Warrants were exercised. The Company inadvertently omitted recognizing the impact of fair value change arising from the Callable Feature in estimating the fair value of the 2006 Warrants during 2009. As a result, the loss of change in fair value of derivative liabilities during the year ended December 31, 2009 should have been decreased by $710,861. The retained earnings and additional paid-in capital should have been increased by $1,246,476 and decreased by $1,246,476, respectively, as of December 31, 2009.

Recognition of deferred tax liabilities in connection with the business combination of Dalin

In connection with the business combination of Dalin in 2009 (see Note 1), the Company misinterpreted US GAAP regarding the accounting for the business combination. As a result, the Company did not recognize deferred tax liabilities for differences between the assigned values and the tax bases of the intangible assets and certain property, plant and equipment acquired in the business combination as in accordance with ASC Topic 740, Income Taxes. As of January 1, 2009, deferred tax liabilities of $4,749,099 should have been recognized with a corresponding increase in goodwill of $4,749,099. During the year ended December 31, 2009, the Company also should have recorded deferred tax benefit representing the tax effect of the amortization of intangible assets and the depreciation of property, plant and equipment for the year ended December 31, 2009. As a result, the goodwill, deferred tax liabilities, retained earnings, noncontrolling interest and accumulated other comprehensive income of the Company should have been increased by $4,775,139, $4,275,295, $232,368, $267,333 and $143, respectively, as of December 31, 2009.

The impact of these restatements on the December 31, 2009 financial statements is reflected in the following tables:

	As Previously		As
Balance Sheet Amounts	Reported	Restatement	Restated
Goodwill (note 22)	$12,425,589	$4,775,139	$17,200,728
Total assets	167,836,344	4,775,139	172,611,483
Deferred tax liabilities (Note 14)	-	4,275,295	4,275,295
Total liabilities	84,193,033	4,275,295	88,468,328
Additional paid-in capital	22,517,077	(1,246,476)	21,270,601
Retained earnings	5,302,605	1,478,844	6,781,449
Accumulated other comprehensive income	4,227,394	143	4,227,537
Noncontrolling interest (Note 21)	34,179,161	267,333	34,446,494
Total stockholders' equity	83,643,311	499,844	84,143,155

	As Previously		As
Statement of Operations and Other Comprehensive Income Amounts	Reported	Restatement	Restated
Change in fair value of derivative liabilities (Note 17)	$29,626,189	$(710,861)	$28,915,328
Net other expense	33,250,706	(710,861)	32,539,845
Income before provision for income taxes and noncontrolling interest	28,126,486	710,861	28,837,347

Provision for income taxes (Note 14)	10,513,100	(499,537)	10,013,563
Net income	17,613,386	1,210,398	18,823,784
Net income attributable to noncontrolling interest (Note 21)	16,348,489	267,169	16,615,658
Other comprehensive income	68,096	143	68,239
Comprehensive income	1,332,993	943,372	2,276,365
Basic earnings per share (Note 13)	$0.06	0.04	$0.10
Diluted earnings per share (Note 13)	$0.07	0.03	$0.10

	As Previously		As
Statement of Cash Flow	Reported	Restatement	Restated
Net income	$17,613,386	$1,210,398	$18,823,784
Deferred tax benefit, net	1,053,124	499,537	1,552,661
Change in fair value of derivative liabilities	29,626,189	(710,861)	28,915,328
Non-cash investing and financing activities:
Reclassification of warrant liability to paid-in capital upon warrants conversion	6,306,275	(1,384,636)	4,921,639

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3 – Summary of significant accounting policies

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
December 31, 2009

Note 3 – Summary of significant accounting policies (continued)

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
December 31, 2009

Note 3 – Summary of significant accounting policies (continued)

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
December 31, 2009

Note 3 – Summary of significant accounting policies (continued)

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
December 31, 2009

Note 3 – Summary of significant accounting policies (continued)

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
December 31, 2009

Note 3 – Summary of significant accounting policies (continued)

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
December 31, 2009

Note 3 – Summary of significant accounting policies (continued)

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
December 31, 2009

Note 3 – Summary of significant accounting policies (continued)

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
December 31, 2009

Note 3 – Summary of significant accounting policies (continued)

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
December 31, 2009

Note 3 – Summary of significant accounting policies (continued)

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
December 31, 2009

Note 3 – Summary of significant accounting policies (continued)

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
December 31, 2009

Note 3 – Summary of significant accounting policies (continued)

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
December 31, 2009

Note 3 – Summary of significant accounting policies (continued)

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
December 31, 2009

Note 3 – Summary of significant accounting policies (continued)

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
December 31, 2009

Note 4 – Related party transactions (continued)

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

Note 5 – Accounts receivable

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

Note 6 – Inventories

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
December 31, 2009

Note 7 –Other receivables, prepayments and deferred expense

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

Note 8 – Plant and equipment, net

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
December 31, 2009

Note 9 – Investment in unconsolidated affiliate

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
December 31, 2009

Note 9 – Investment in unconsolidated affiliate (continued)

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

Note 10 – Intangible assets, net

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

Note 10 – Intangible assets, net (continued)

Amortization expense for intangible assets for the next five fiscal years is as follows:

	2010	2011	2012	2013	2014	Thereafter
Amortization expense	$3,352,780	$3,352,528	$3,345,980	$1,583,071	$1,485,393	$8,060,570

Note 11 – Debt

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
December 31, 2009

Note 11 – Debt (continued)

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

Note 12 – Convertible notes

	December 31, 2009	December 31, 2008
$9,554,140, 3.8% Senior Secured Convertible Notes, due June 5, 2011	$9,554,140	$-
Less: converted	(1,000,000)	-
unamortized discount	(8,464,380)	-
Notes payables, net	$89,760	$-

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 12 – Convertible notes (continued)

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

Note 12 – Convertible notes (continued)

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

Note 13 - Earnings per share (Restated)

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 13 - Earnings per share (Restated) (continued)

Basic earnings per share

	2009	2008
Net income attributable to controlling interest for basic earnings per share	$2,208,126	$11,985,671
Weighted average shares used in basic computation	21,754,911	21,434,942
Earnings per share - Basic	$0.10	$0.56

Diluted earnings per share

	2009	2008
Net income attributable to controlling interest for basic earnings per share	$2,208,126	$11,985,671

Weighted average shares used in basic computation	21,754,911	21,434,942
Diluted effect of warrants and options	194,727	121,400
Weighted average shares used in diluted computation	21,949,638	21,556,342
Earnings per share:
Basic	$0.10	$0.56
Diluted	$0.10	$0.56

For the year ended December 31, 2009, all outstanding warrants and convertible notes were excluded from the calculation because of their anti-dilutive nature.

For the year ended December 31, 2008, 937,500 options at an average exercise price of $4.00 were excluded from the calculation because of their anti-dilutive nature.

Note 14 – Taxes (Restated)

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

Note 14– Taxes (Restated) (continued)

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2009 and 2008:

	2009	2008
U.S. Statutory rates	34.0%	34.0%
Foreign Income	(34.0)	(34.0)
China Tax rates	25.0	25.0
China income tax exemption	(10.0)	(10.0)
Temporary differences (China) (1)	(5.4)	-
Other items (2)	25.1	8.1
Effective income tax rates	34.7%	23.1%

(1) The (5.4) % represents the unrecognized tax benefits of $1,552,661 for the year ended December 2009, if recognized, would favorably affect the Company’s effective tax rate.

(2) The 25.1% represents the $28.9 million derivative mark-to-market expense as disclosed in below note 16 and the $6.6 million expenses incurred by CBP, Logic Express and Logic Holding that are not deductible in PRC for the year ended December 31, 2009. The 8.1% represents the $1.2 million expenses incurred by CBP and Logic Express that are not deductible in PRC for the year ended December 31, 2008.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 14 – Taxes (Restated) (continued)

The provision for income taxes consists of the following for the years ended December 31, 2009 and 2008:

	2009	2008
Current
U.S.	$-	$-
Foreign (China)	11,566,224	4,596,603
	11,566,224	4,596,603
Deferred
U.S.	-	-
Foreign (China)	(1,552,661)	-
	(1,552,661)	-

Provision for income taxes	$10,013,563	$4,596,603

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

As of December 31, 2009 and 2008, significant temporary differences between the tax basis and financial statement basis of accounting for assets and liabilities that gave rise to deferred taxes were principally related to the following:

	For the years ended

	December 31,	December 31,
	2009	2008
Deferred tax assets arising from:
-Accrued expenses	$1,053,771	$-
-Tax loss carryforwards	1,618,630	1,018,941
Gross deferred tax assets	2,672,401	-
Less: valuation allowance	(1,618,630)	(1,018,941)
Net deferred tax assets	$1,053,771	$-
Deferred tax liabilities arising from:
- Intangible assets	3,821,093	-
- Property, plant and equipment	454,202	-
Deferred tax liabilities	$4,275,295	$-
Classification on consolidated balance sheets:
Deferred tax assets - current	$1,053,771	$-
Deferred tax liabilities - non-current	$4,275,295	$-

See report of independent registered public accounting firm.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 14 – Taxes (Restated) (continued)

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
December 31, 2009

Note 15 – Commitments and contingent liabilities

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
December 31, 2009

Note 15 – Commitments and contingent liabilities (continued)

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
December 31, 2009

Note 15 – Commitments and contingent liabilities (continued)

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
December 31, 2009

Note 15 – Commitments and contingent liabilities (continued)

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
December 31, 2009

Note 15 – Commitments and contingent liabilities (continued)

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 15 – Commitments and contingent liabilities (continued)

Qianfeng's Guarantee to a Third Party

In 2007, as a condition to purchase Huang Ping Plasma Station, Qianfeng entered into an agreement with Guizhou Zhongxin Investment Company (“Zhongxin”) in which Qianfeng agreed to repay Zhongxin's debt out of Qianfeng's payables to Zhongxin arising from plasma purchased from Zhongxin. In the same agreement, Qianfeng also guaranteed to the Huang Ping County Hospital (“Huang Ping Hospital”), which was the co-owner with Zhongxin of the Huang Ping Plasma Station, for the amount of RMB3,074,342 (approximately $451,006) of debt that Zhongxin owed to Huang Ping Hospital. On June 1, 2009, Huang Ping Hospital brought suit, in Huang Ping Country People's Court of Guizhou Province, against Zhongxin for non-payment of its payables and debt due to Huang Ping Hospital and Qianfeng as the guarantor. On November 2, 2009, the court ruled in favor of the plaintiff and Qianfeng will need to repay the Zhongxin’s debt to Huang Ping Hospital on behalf of Zhongxin as the guarantor. In October 2009, Qianfeng appealed to the Middle Court of Kaili District in Guizhou Province and was accepted by the court in January 2010.  The hearing is expected to be held by the end of April 2010. The Equity Transfer Agreement pursuant to which we acquired a 90% interest in Dalin, Qianfeng's majority shareholder, provides that the sellers will be responsible, in accordance with their equity proportion in Qianfeng, for damages incurred by Qianfeng from Zhongxin's debt and shall repay Dalin the sellers' proportionate share of payments made by Qianfeng to creditors in connection with Zhongxin's debt within 10 days after payment by Qianfeng. The $451,006 guarantee amount and proportionate share of the liability to be recovered from the sellers were properly reflected in the financials as of December 31, 2009 as discussed in Note 11.

Note 16 – Warrants and options (Restated)

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
December 31, 2009

Note 16 – Warrants and options (Restated) (continued)

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

As such, effective January 1, 2009, the Company reclassified the original fair value of these warrants of $600,289 from additional paid-in capital to a liability, as if these warrants were treated as a derivative liability since their date of issuance in July 2006. On January 1, 2009, the Company reclassified $393,962 from beginning retained earnings to a long-term derivative liability to recognize the fair value of such warrants on such date.

In September 2009, as authorized by the board of directors, the Company redeemed all of its outstanding 2006 Warrants with an exercise price of $2.8425 per share, in connection with the above-mentioned Securities Purchase Agreement dated July 18, 2006. In addition, there were 145,500 shares of Placement Agent Warrants were converted into common stock. As a result, as of December 31, 2009, both the 2006 Warrants and Placement Agent Warrant were converted into the Company’s common stock. The fair value of these warrants at the conversion date totaled $4,921,639 was transferred to equity. As such the Company recognized a loss of $3,927,388 from the change in fair value of these warrants for year ended December 31, 2009.

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
December 31, 2009

Note 16 – Warrants and options (Restated) (continued)

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
December 31, 2009

Note 16 – Warrants and options (Restated) (continued)

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 17 – Change in fair value of derivative liabilities (Restated)

Loss on change in fair value of derivative liabilities for the year ended December 31, 2009 comprised as following:

	Fair value at	Fair value at			Change in fair
	January 1,	dates of	Fair value at	Fair value at	value at
	2009 or	warrants	date of notes	December 31,	December 31,
Change in fair value of derivative liabilities of:	issuance date	exercised	conversion	2009	2009
Conversion option of convertible notes	$6,552,504	$-	$2,168,287	$19,960,145	$15,575,928
Warrants attached to convertible notes	3,826,896	-	-	11,804,252	7,977,356
Warrants issued to placement agent	287,615	-	-	897,010	609,395
Warrants issued with prior placements	994,251	4,921,639	-	-	3,927,388
Initial charge to income from convertible notes	825,261	-	-	-	825,261
Total	$12,486,527	$4,921,639	$2,168,287	$32,661,407	$28,915,328

Note 18 – Interest expense (income), net

Interest expense (income), net for the years ended December 31, 2009 and 2008 comprised as following:

Interest expense (income), net	2009	2008
Interest expense – bank and other loans	$1,098,939	$494,040
Interest expense – due to holder of noncontrolling interest	2,068,897	-
Interest expense – due to strategic investors	1,072,216	-
Interest expense – convertible notes	302,010	-
Interest income	(611,813)	(120,543)
Total	$3,930,249	$373,497

Note 19 – Statutory reserves

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
December 31, 2009

Note 19 – Statutory reserves (continued)

Enterprise expansion fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. The Company’s policy is to transfer 5% of the Shandong Taibang’s net income to this fund determined in accordance with the Company’s policy.

Note 20 – Retirement benefit plans

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

Note 21 - Noncontrolling interest and distribution (Restated)

The roll forward of noncontrolling interest in the balance sheet is shown below:

	Fang Cheng	Shandong	Guizhou	Guiyang	Guiyang
	Plasma Co.	Taibang	Renyuan	Qianfeng	Dalin
	Minority	Minority	Minority	Minority	Minority	Total
	Owner	Owner	Owners	Owners	Owner	Noncontrolling
	(20%)	(17.24%)	(75%)	(46%)	(10%)	interest
December 31, 2007	$82,994	$4,098,344	$-	$-	$-	$4,181,338
Net income(loss)	(83,938)	3,387,779	-	-	-	3,303,841
Foreign currency translation gain/(loss)	944	301,303	-	-	-	302,247
Distribution declared	-	(2,982,045)	-	-	-	(2,982,045)
December 31, 2008	$-	$4,805,381	$-	$-	$-	$4,805,381
Dalin acquisition	-	-	2,444,203	17,317,241	1,763,615	21,525,059
Net income(loss)	(12,670)	5,321,061	(111,753)	9,884,220	1,534,800	16,615,658
Foreign currency translation gain/(loss)	-	(186)	115,238	330,316	10,420	455,788
Distribution declared	-	(1,212,834)	-	(7,327,205)	(415,353)	(8,955,392)
December 31, 2009	$(12,670)	$8,913,422	$2,447,688	$20,204,572	$2,893,482	$34,446,494

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

Note 21 - Noncontrolling interest and distribution (Restated) (continued)

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

Note 22 – Business combinations (Restated)

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
December 31, 2009

Note 22 – Business combinations (Restated) (continued)

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
December 31, 2009

Note 22 – Business combinations (Restated) (continued)

The following table summarizes the net book value and the fair value of the assets acquired and liabilities assumed at the date of acquisition, which represents the purchase price allocation at the date of the acquisition of Dalin based on valuation report which was prepared by a third party appraisal firm:

	Net Book Value	Fair Value
Current assets	$26,883,246	$26,883,246
Property, plant and equipment, net	6,060,024	8,098,959
Intangibles	1,729,112	21,471,408
Other non-current assets	3,449,162	3,449,162
Goodwill	-	17,174,688
Total assets	38,121,544	77,077,463
Total liabilities	(21,911,373)	(26,660,472)
Net assets	$16,210,171	$50,416,991

The Company determined the $50.4 million fair value of the acquired assets of Dalin based on an evaluation by an independent appraisal and the final asset evaluation by the management. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed shall be recognized as goodwill. As a result, the $17.2 million of goodwill was due to the acquisition purchase price over the fair value of the assets acquired. As of December 31, 2009, the Company did not record any impairment charge from write-downs of purchased intangible assets since the Company do not identify any trends caused a reduction in expected future cash flows.

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
December 31, 2009

Note 22 – Business combinations (Restated) (continued)

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

Note 23 – Subsequent Events

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

Note 23 – Subsequent Events (continued)

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

Note 23 – Subsequent Events (continued)

Redemption of the convertible notes and exercise of warrants

On January 13, 2010, two of the Company’s Note holders, subsequent to their December 22, 2009 their conversion of $1,000,000 convertible note as described in the Note 12 above, exercised their rights to convert remaining $1,054,140 of their Notes into an aggregate of 263,535 shares of the Company’s common stock. As a result, only in the principal amount of $7,500,000 of the convertible notes is outstanding as of the date of this report. On February 9, 2010, the same two Note holders exercised all of their warrants, granted along with the convertible note, into an aggregate of 143,575 shares of the Company's common stock. On February 10, 2010, the agent warrants, granted to the agent along with the convertible note, were exercised, through cashless feature, into 37,251 shares of the Company's common stock.

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

Date: March 31, 2011

CHINA BIOLOGIC PRODUCTS, INC.

By:	/s/ Chao Ming Zhao
Chao Ming Zhao
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Siu Ling Chan	Chairwoman of the Board	March 31, 2011
Siu Ling Chan

/s/ Chao Ming Zhao	Chief Executive Officer	March 31, 2011
Chao Ming Zhao	(Principal Executive Officer)

/s/ Yu-Yun Tristan Kuo	Chief Financial Officer	March 31, 2011
Yu-Yun Tristan Kuo	(Principal Financial and Accounting Officer)

/s/ Chongyang Li	Director	March 31, 2011
Chongyang Li

/s/ Sean Shao	Director	March 31, 2011
Sean Shao

/s/ Xiangmin Cui	Director	March 31, 2011
Xiangmin Cui

/s/ Tong Jun Lin	Director	March 31, 2011
Tong Jun Lin

EXHIBIT INDEX

Exhibit	Description
No.

2.1	Share Exchange Agreement between the Company, Logic Express Limited and the selling stockholders signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
3.2	Amended and Restated By-Laws, adopted on March 31, 2009
4.1	Securities Purchase Agreement between the Company, Logic Express Limited, Shandong Taibang Biological Products Co., Ltd., and the selling stockholders and investors signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 4.1 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.2	Registration Rights Agreement, between the Company and certain investors signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.3	Form of Stockholder Warrant to purchase Common Stock, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.3 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.4	Lane Warrant, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.4 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.5	Share Escrow Agreement, between the Company, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.5 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

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