Form 10-Q/A
period 2009-03-31
China Biologic Products, Inc.
filed 2011-05-06
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

China Biologic Products, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Amendment”) to restate its consolidated financial statements for the three months ended March 31, 2009 included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, previously filed with the Securities and Exchange Commission on May 15, 2009 (the “the Original Filing”). This Amendment is being filed to amend the recognition of fair value of the callable feature for the warrants issued in 2006 and recognition of deferred tax liabilities in connection with business combination of Guiyang Dalin Biologic Technologies Co., Ltd. (“Dalin”).

Recognition of fair value of the callable feature for the warrants issued in 2006

In 2006, the Company issued 1,070,000 warrants (the “2006 Warrants”) to certain accredited investors. According to the terms of the 2006 Warrants, the Company may, in its sole discretion, elect to require the 2006 Warrants holders to exercise up to all of the unexercised portion of the 2006 Warrants (“Callable Feature”). The Company inadvertently omitted the fair value of the Callable Features embedded in the 2006 Warrants when reclassifying the fair value of 2006 Warrants from equity to derivative liabilities as of January 1, 2009 in adopting EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” (FASB ASC 815-40-15-5) (“EITF 07-05”). As a result, the retained earnings and additional paid-in capital should have been increased by $535,615 and $138,160, respectively, and the derivative liabilities should have been decreased by $673,775 as of January 1, 2009. As a result, the loss of change in fair value of derivative liabilities during the three months ended March 31, 2009 should have been increased by $16,269. The derivative liabilities, retained earnings and additional paid-in capital should have been decreased by $657,507 and increased by $519,346 and $138,161, respectively, as of March 31, 2009.

Recognition of deferred tax liabilities in connection with the business combination of Dalin

In connection with the business combination of Dalin in 2009, the Company misinterpreted the U.S. GAAP regarding the accounting for the business combination. As a result, the Company did not recognize deferred tax liabilities for differences between the assigned values and the tax bases of the intangible assets and certain property, plant and equipment acquired in the business combination as in accordance with ASC Topic 740, Income Taxes. As of January 1, 2009, deferred tax liabilities of $4,749,099 should have been recognized with a corresponding increase in goodwill of $4,749,099. During the quarter ended March 31, 2009, the Company also should have recorded deferred tax benefit representing the tax effect of the amortization of intangible assets and the depreciation of property, plant and equipment for the quarter ended March 31, 2009. As a result, the goodwill, deferred tax liabilities, retained earnings, noncontrolling interest and accumulated other comprehensive income of the Company should have been increased by $4,769,979, $4,645,188, $66,747, $58,048 and $4, respectively, as of March 31, 2009.

For purposes of the Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Filing that was affected by the restatement has been amended and restated in its entirety. Unless otherwise indicated, this report speaks only as of the date that the Original Filing was filed. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including the exhibits to the Original Filing affected by subsequent events, except that this Amendment includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA BIOLOGIC PRODUCTS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Contents	Page(s)

Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	4

Consolidated Statements of Income and Other Comprehensive Income for the three months ended March 31, 2009 and 2008 (unaudited)	5

Consolidated Statements of Shareholders’ Equity	6

Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)	7

Notes to the Consolidated Financial Statements (unaudited)	8 – 37

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited)
	(As Restated – Note 2)
ASSETS
CURRENT ASSETS:
Cash	$34,005,948	$8,814,616
Notes receivable	468,800	—
Accounts receivable, net of allowance for doubtful accounts of $1,275,437 and $1,268,052 as of March 31, 2009 and December 31, 2008, respectively	383,781	313,087
Accounts receivable - related party	631,803	—
Dividend receivable	147,055	147,256
Other receivables	845,780	356,957
Other receivables - related party	797,138	—
Inventories	26,700,002	14,949,196
Prepayments and deferred expense	1,133,535	614,704
Total current assets	65,113,842	25,195,816
PLANT AND EQUIPMENT, net	27,583,288	19,299,364
OTHER ASSETS:
Investment in unconsolidated affiliate	6,565,312	6,533,977
Refundable deposit for potential acquisition	—	14,181,800
Prepayments - non-current	4,519,925	955,874
Intangible assets, net	21,636,063	1,002,561
Goodwill	18,462,452	—
Total other assets	51,183,752	22,674,212
Total assets	$143,880,882	$67,169,392
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,502,387	$2,481,889
Notes payable	29,300	29,340
Short term loans - bank	7,720,550	—
Short term loan - holder of noncontrolling interest	772,223	773,277
Other payables and accrued liabilities	12,978,381	3,962,931
Other payable - land use right	29,281	1,683
Other payable - holder of noncontrolling interest	1,333,795	—
Other payable - related party	2,563,643	—
Accrued interest - related party	305,966	—
Distribution payable to holder of noncontrolling interest	4,166,692	3,252,354
Customer deposits	6,390,937	1,091,792
Taxes payable	5,211,498	4,060,010
Long term bank loan-current maturities	439,500	—
Investment payable	17,510,836	3,275,501
Total current liabilities	62,954,989	18,928,777
OTHER LIABILITIES:
Non-current other payable - land use right	324,546	323,707
Long term loan-bank, net of current maturities	8,790,000	5,868,000
Deferred tax liabilities	4,645,188	—
Warrant liabilities	1,403,543	—
Total other liabilities	15,163,277	6,191,707
Total liabilities	78,118,266	25,120,484
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 21,434,942 shares issued and outstanding at March 31, 2009 and December 31, 2008	2,143	2,143
Paid-in-capital	10,127,116	10,700,032
Statutory reserves	9,750,637	6,989,801
Retained earnings	16,546,251	15,392,253
Accumulated other comprehensive income	4,177,931	4,159,298
Total shareholders’ equity	40,604,078	37,243,527
NONCONTROLLING INTEREST	25,158,538	4,805,381
Total equity	65,762,616	42,048,908
Total liabilities and shareholders’ equity	$143,880,882	$67,169,392

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008
	(As Restated – Note 2)
REVENUES	$21,148,598	$7,849,007
COST OF SALES	6,214,930	1,948,898
GROSS PROFIT	14,933,668	5,900,109
OPERATING EXPENSES:
Selling expenses	579,496	494,529
General and administrative expenses	3,822,907	1,584,128
Research and development expenses	467,727	183,782
Total operating expenses	4,870,130	2,262,439
INCOME FROM OPERATIONS	10,063,538	3,637,670
Equity in income of unconsolidated affiliate	(40,247)	—
Change in fair value of warrant liabilities	409,292
Interest expense (income), net	370,853	22,973
Other expense (income), net	51,315	412
Total other expenses (income), net	791,213	23,385
INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	9,272,325	3,614,285
PROVISION FOR INCOME TAXES	1,905,395	740,482
NET INCOME BEFORE NONCONTROLLING INTEREST	7,366,930	2,873,803
Less: Net income attributable to noncontrolling interest	3,058,134	606,003
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	4,308,796	2,267,800
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	18,633	942,699
Comprehensive income attributable to noncontrolling interest	427,298	184,467
COMPREHENSIVE INCOME	$4,754,727	$3,394,966
BASIC EARNINGS PER SHARE:
Weighted average number of shares	21,434,942	21,434,942
Earnings per share	$0.20	$0.11
DILUTED EARNINGS PER SHARE:
Weighted average number of shares	21,434,942	21,964,168
Earnings per share	$0.20	$0.10

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
				Retained earnings		other
	Common stock		Additional	Statutory		comprehensive	Noncontrolling
	Shares	Par value	paid in capital	reserves	Unrestricted	income	interest	Total

BALANCE, December 31, 2007	21,434,942	$2,143	$9,388,305	$3,934,703	$6,461,680	$2,313,348	$4,181,338	$26,281,517
Stock based compensation								—
Net income					2,267,800		606,003	2,873,803
Dividend declared to noncontrolling interest shareholders							(385,080)	(385,080)
Adjustment to statutory reserve				352,954	(352,954)			—
Foreign currency translation adjustments						942,699	184,467	1,127,166
BALANCE, March 31, 2008 (unaudited)	21,434,942	$2,143	$9,388,305	$4,287,657	$8,376,526	$3,256,047	$4,586,728	$29,897,406
Stock based compensation			1,311,727					1,311,727
Net income					9,717,871		2,697,838	12,415,709
Dividend declared to noncontrolling interest shareholders							(2,596,965)	(2,596,965)
Adjustment to statutory reserve				2,702,144	(2,702,144)
Foreign currency translation adjustments						903,251	117,780	1,021,031
BALANCE, December 31, 2008	21,434,942	$2,143	$10,700,032	$6,989,801	$15,392,253	$4,159,298	$4,805,381	$42,048,908
Cumulative effect of reclassification of 2006 warrants, as restated (Note 2)			(600,289)		(393,962)			(994,251)
Stock based compensation			27,373					27,373
Net income, as restated (Note 2)					4,308,796		3,058,134	7,366,930
Dividend declared to noncontrolling interest shareholders							(4,633,987)	(4,633,987)
Noncontrolling interest acquired from acquisition							21,501,712	21,501,712
Adjustment to statutory reserve				2,760,836	(2,760,836)			—
Foreign currency translation adjustments, as restated (Note 2)						18,633	427,298	445,931
BALANCE, March 31, 2009 (unaudited), as restated (Note 2)	21,434,942	$2,143	$10,127,116	$9,750,637	$16,546,251	$4,177,931	$25,158,538	$65,762,616

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008
	(As Restated – Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$4,308,796	$2,267,800
Net income attributable to non-controlling interest	3,058,134	606,003
Consolidated net income	7,366,930	2,873,803
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	759,072	274,361
Amortization	838,459	26,157
(Gain) Loss on disposal of equipment	(276)	166
Allowance for bad debt	26,581	—
Deferred tax liabilities	(124,799)	—
Stock based compensation	27,373	—
Change in fair value of warrant liabilities	409,292	—
Equity in income of unconsolidated affiliate	(40,246)	—
Change in operating assets and liabilities:
Notes receivable	(468,832)	—
Accounts receivable	(97,007)	(960,482)
Accounts receivable - related party	(212,367)	—
Other receivables	(18,487)	1,285
Other receivables - related party	—	1,398
Inventories	(3,513,011)	(1,585,462)
Prepayments and deferred expenses	(124,944)	(96,457)
Accounts payable	(252,850)	(310,692)
Other payables and accrued liabilities	307,916	101,089
Accrued interest - related party	305,966	—
Customer deposits	2,872,712	927,456
Taxes payable	(979,190)	871,964
Contingent liability	—	(105,707)
Net cash provided by operating activities	7,082,292	2,018,879
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	11,938,784	—
Purchase of plant and equipment	(986,640)	(1,249,620)
Additions to intangible assets	(88,845)	(3,285)
Advances on non-current assets	(474,736)	—
Advances on building acquired from related party	—	(106,777)
Net cash provided by (used in) investing activities	10,388,563	(1,359,682)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term bank loan	7,647,822	—
Payments on short term loan	—	(698,850)
Net cash provided by (used in) financing activities	7,647,822	(698,850)
EFFECTS OF EXCHANGE RATE CHANGE IN CASH	72,655	182,249
INCREASE IN CASH	25,191,332	142,596
CASH, beginning of period	8,814,616	5,010,033
CASH, end of period	$34,005,948	$5,152,629
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$1,783,619	$—
Interest paid (net of capitalized interest)	$236,649	$18,416
Non-cash investing and financing activities:
Dividend paid by offsetting loan due from holder of noncontrolling interest	$3,735,243	$—
Net assets acquired with prepayments made in prior periods	$14,240,772	$—
Net assets acquired with unpaid investment	$14,240,772	$—
Plant and equipment acquired with prepayments made in prior periods	$87,305	$—

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 2 – Restatement of March 31, 2009 consolidated financial statements

This financial statements contain restatements related to the recognition of fair value of the callable feature for the warrants issued in 2006 and recognition of deferred tax liabilities in connection with business combination of Dalin for the three months ended and as of March 31, 2009.

Recognition of fair value of the callable feature for the warrants issued in 2006

In 2006, the Company issued 1,070,000 warrants (the “2006 Warrants”) to certain accredited investors, see Note 11. As a result of adopting EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” (FASB ASC 815-40-15-5) (or “EITF 07-05”), effective January 1, 2009, both of the 2006 Warrants and Placement Agent Warrants (as defined in Note 11 below) previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of these warrants are denominated in US dollar, a currency other than the Company’s functional currency, Renminbi. As a result, these warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized in earnings until such time as the warrants are exercised or expired.

According to the terms of the 2006 Warrants, the Company may, in its sole discretion, elect to require the 2006 Warrants holders to exercise up to all of the unexercised portion of the 2006 Warrants (“Callable Feature”). The Company inadvertently omitted the fair value of the Callable Features embedded in the 2006 Warrants when reclassifying the fair value of 2006 Warrants from equity to derivative liabilities as of January 1, 2009. As a result, the retained earnings and additional paid-in capital should have been increased by $535,615 and $138,160, respectively, and the derivative liabilities should have been decreased by $673,775 as of January 1, 2009. As a result, the loss of change in fair value of derivative liabilities during the three months ended March 31, 2009 should have been increased by $16,269. The derivative liabilities, retained earnings and additional paid-in capital should have been decreased by $657,506 and increased by $519,346 and $138,160, respectively, as of March 31, 2009.

Recognition of deferred tax liabilities in connection with the business combination of Dalin

In connection with the business combination of Dalin in 2009 (see Note 1), the Company misinterpreted US GAAP regarding the accounting for business combination. As a result, the Company did not recognize deferred tax liabilities for differences between the assigned values and the tax bases of the intangible assets and certain property, plant and equipment acquired in the business combination as in accordance with ASC Topic 740, Income Taxes. As of January 1, 2009, deferred tax liabilities of $4,749,099 should have been recognized with a corresponding increase in goodwill of $4,749,099. During the three months ended March 31, 2009, the Company also should have recorded deferred tax benefit representing the tax effect of the amortization of intangible assets and the depreciation of property, plant and equipment for the three months ended March 31, 2009. As a result, the goodwill, deferred tax liabilities, retained earnings, noncontrolling interest and accumulated other comprehensive income of the Company should have been increased by $4,769,979, $4,645,188, $66,747, $58,048 and $4, respectively, as of March 31, 2009.

The impact of these restatements on the December 31, 2009 financial statements is reflected in the following tables:

	As
	Previously		As
Balance Sheet Amounts	Reported	Restatement	Restated
Goodwill (note 15)	$13,692,473	$4,769,979	$18,462,452
Total assets	139,110,903	4,769,979	143,880,882
Deferred tax liabilities (note 9)	-	4,645,188	4,645,188
Derivative liabilities (note 3 and 11)	2,061,049	(657,506)	1,403,543
Total liabilities	74,130,584	3,987,682	78,118,266
Additional paid-in capital	9,988,956	138,160	10,127,116
Retained earnings	15,960,158	586,093	16,546,251
Noncontrolling interest (note 14)	25,100,490	58,048	25,158,538
Total stockholders' equity	64,980,319	782,297	65,762,616

	As
	Previously		As
Statement of Operations and Other Comprehensive Income Amounts	Reported	Restatement	Restated
Change in fair value of derivative liabilities (note 11)	$393,023	$16,269	$409,292
Net other expense	774,944	16,269	791,213
Income before income taxes	9,288,594	(16,269)	9,272,325
Provision for income taxes (note 9)	2,030,194	(124,799)	1,905,395
Net income	7,258,400	108,530	7,366,930
Net income attributable to noncontrolling interest (note 14)	3,000,082	58,052	3,058,134
Other comprehensive income	18,637	(4)	18,633
Comprehensive income attributed to controlling interest	4,276,955	50,474	4,327,429
Basic earnings per share (note 8)	$0.20	$-	$0.20
Diluted earnings per share (note 8)	$0.20	$-	$0.20

	As
	Previously		As
Statement of Cash Flow	Reported	Restatement	Restated
Net income	$7,258,400	$108,530	$7,366,930
Change in fair value of derivative liabilities	393,023	16,269	409,292
Deferred tax benefit, net	-	(124,799)	(124,799)

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

		Level 1	Level 2	Level 3
Warrant liabilities (Restated)	$1,403,543	$—	$1,403,543	$—
Long term bank loan	$8,790,000	$—	$—	$8,790,000

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

Note 4 – Related party transactions

The material related party transactions undertaken by the Company with related parties as of March 31, 2009 and December 31, 2008 are presented as follows:

Amount Due from	Purpose	March 31, 2009 (unaudited)	December 31, 2008
Due from noncontrolling interest shareholders(1)	Advances	204,864	—
Due from noncontrolling interest shareholders(1)	Advances	592,274	—
Due from noncontrolling interest shareholders(2)	Processing fees	631,803	—

Amount Due to	Purpose	March 31, 2009 (unaudited)	December 31, 2008
Noncontrolling interest shareholder of subsidiary (3)	Loan	$772,223	$773,277
Guizhou Eakan Investing Corp.(4)	Loan	2,119,878	—
Guizhou Jie’an(3)	Contribution	962,481	—
Shandong Institute(6)	Institute’s share of Dalin net income	305,966	—
Noncontrolling interest shareholder of subsidiary(7)	Partial acquisition consideration	371,314	—
Former Dalin shareholders(7)	Partial acquisition consideration	443,765	—

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

Note 5 – Prepayments and deferred expense

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

Note 6 – Investment in unconsolidated affiliate

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

Note 7 – Debt

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

Note 8 - Earnings per share (Restated)

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Earning per share is as follows for the three months ended March 31,

	2009 (unaudited)	2008 (unaudited)
Net income attributable to common shareholders for earnings per share	$4,308,796	$2,267,800
Weighted average shares used in basic computation	21,434,942	21,434,942
Diluted effect of warrants and options	—	529,226
Weighted average shares used in diluted computation	21,434,942	21,964,168
Earnings per share:
Basic	$0.20	$0.11
Diluted	$0.20	$0.10

At March 31, 2009, all outstanding warrants and options were excluded in the calculation of diluted earnings per share because of their anti-dilutive nature.

At March 31, 2008, all outstanding warrants were included in the calculation of diluted earnings per share.

Note 9 – Taxes (Restated)

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2009 and March 31, 2008:

	2009	2008
U.S. Statutory rates	35.0%	35.0%
Foreign Income	(35.0)	(35.0)
China Tax rates	25.0	25.0
China income tax exemption	(10.0)	(10.0)
Other items (1)	5.5	5.5
Effective income tax rates	20.5%	20.5%

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

The provision for income taxes consists of the following for the three months ended March 31, 2009:

2009
Current
U.S.	$-
Foreign (China)	2,030,194
2,030,194
Deferred
U.S.	-
Foreign (China)	(124,799)
(124,799)

Provision for income taxes	$1,905,395

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Deferred taxes

As of March 31, 2009, significant temporary differences between the tax basis and financial statement basis of accounting for liabilities that gave rise to deferred taxes were principally related to the following:

For the three months ended
March 31, 2009 (unaudited)
Deferred tax liabilities arising from:
- Intangible assets	$4,173,891
- Property, plant and equipment	471,297
Deferred tax liabilities	$4,645,188

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

	For the three months ended March 31, 2009 (unaudited)	For the year ended December 31, 2008
Balance as of beginning of period	$1,244,789	$640,318
Increase	244,764	604,471
Balance as of end of period	$1,489,553	$1,244,789

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

Note 10 – Commitments and contingent liabilities

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 11 – Warrants and options (Restated)

Warrants

On July 18, 2006, the Company entered into a securities purchase agreement with certain accredited investors and completed the sale of 2,200,000 shares of common stock on July 18, 2006. Concurrent with the private placement, the Company issued 1,070,000 warrants with an exercise price of $2.8425 per share to investors. The warrants have a 5-year term and shall be callable by the Company if the shares trade at 160% of the exercise price for 15 consecutive trading days after the registration statement has been effective for 45 days. On July 28, 2006, the Company also issued 214,000 warrants with exercise price of $2.8425 (“Placement Agent Warrant”) to Lane Capital Markets, LLC, the placement agent. These warrants have a 5-year term and were non-callable and vested upon grant.

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

As such, effective January 1, 2009, the Company reclassified the original fair value of these warrants $600,289 from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in July 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $393,962 from beginning retained earnings and $994,251 to a long-term derivative liability to recognize the fair value of such warrants on such date. The fair value of these common stock purchase warrants increased to $1,403,543 as of March 31, 2009. As such, the Company recognized a $409,292 loss from the change in fair value of these warrants for three months ended March 31, 2009.

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

Note 12 – Statutory reserves

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

Note 13 – Retirement benefit plans

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 14- Noncontrolling interest and distribution (Restated)

The roll forward of noncontrolling interest in the balance sheet is shown below:

	Fang Cheng Plasma Co. Minority Owner (20%)	Shandong Taibang Minority Owners (17.24%)	Guizhou Renyuan Minority Owners (75%)	Guiyang Qianfeng Minority Owners (46%)	Chongqing Dalin Minority Owner (10%)	Total Noncontrolling interest
December 31, 2007	$82,994	$4,098,344	$—	$—	$—	$4,181,338
Net income(loss)	(83,938)	3,387,779	—	—	—	3,303,841
Foreign currency translation gain/(loss)	944	301,303	—	—	—	302,247
Dividend declared	—	(2,982,045)	—	—	—	(2,982,045)
December 31, 2008	$—	$4,805,381	$—	$—	$—	$4,805,381
Dalin acquisition	—	—	2,521,470	17,249,290	1,730,952	21,501,712
Net income(loss)	(2,449)	850,158	15,694	1,914,995	279,736	3,058,134
Foreign currency translation gain/(loss)	—	(4,260)	36,543	352,923	42,092	427,298
Dividend declared	—	(454,308)	—	(4,179,679)	—	(4,633,987)
March 31, 2009	$(2,449)	$5,196,971	$2,573,707	$15,337,529	$2,052,780	$25,158,538

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

Note 15 – Business Combinations (Restated)

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

The following table summarizes the net book value and the fair value of the assets acquired and liabilities assumed at the date of acquisition, which represents the purchase price allocation at the date of the acquisition of Dalin based on valuation report which was prepared by a third party appraisal firm:

	Net Book Value	Fair Value
Current assets	$26,883,246	$26,883,246
Property, plant and equipment, net	6,060,024	8,098,959
Intangibles	1,729,112	21,471,408
Other non-current assets	3,449,162	3,449,162
Goodwill	—	17,174,688
Total assets	38,121,544	77,077,463
Total liabilities	21,911,373	26,660,472
Net assets	$16,210,171	$50,416,991

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

	For the three months ended March 31,
	2009	2008
Sales	$21,148,598	$16,221,336
Cost of Goods Sold	6,214,930	4,844,829
Gross Profit	14,933,688	11,376,507
Operating Expenses	4,870,130	3,358,037
Other expense, net	791,213	85,803
Income Tax	1,905,395	1,428,232
Net Income before noncontrolling interest	7,366,930	6,504,435
Less: Net income attributable to noncontrolling interest	3,058,134	2,136,434
Net Income attributable to controlling interest	$4,308,796	$4,368,001
Basic - earning per share
Weighted average number of shares	21,434,942	21,434,942
Earnings per share	$0.20	$0.20
Diluted - earning per share
Weighted average number of shares	21,434,942	21,964,168
Earnings per share	$0.20	$0.20

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

First Quarter of 2009 Financial Performance Highlights

We continued to experience strong demand for our products and services during the three months ended March 31, 2009, which resulted in growth in our revenue and net income. The following are some financial highlights for the three months ended March 31, 2009:

•	Revenue: Revenue increased $13,299,591, or 169.4%, to $21,148,598 for the three months ended March 31, 2009, from $7,849,007 for the same period in 2008.

•	Income from operations: Income from operations increased $6,425,868, or 176.7%, to $10,063,538 for the three months ended March 31, 2009, from $3,637,670 for the same period in 2008.

•	Net income: Net income: Net income increased $2,040,996, or 90.0%, to $4,308,796 for the three months ended March 31, 2009, from $2,267,800 for the same period in 2008.

•	Fully diluted net income per share: Fully diluted net income per share was $0.20 for the three months ended March 31, 2009, as compared to $0.10 for the same period in 2008.

Our net income, as reported in our result of operations for the three months ended March 31, 2009 and 2008, was $4,308,796 and $2,267,800, respectively. Our results of operations in the first quarter of 2009, as compared to the same period in 2008, was materially impacted by our acquisition of a 90% majority interest in Dalin in the first quarter of 2009.

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

As part of our due diligence investigation into Dalin and Qianfeng, we discovered that our indirect interest in Qianfeng acquired under the equity transfer agreement may be diluted in the future, pending the outcome of a lawsuit brought by a Qianfeng shareholder. The local AIC records show Dalin as a 54% shareholder of Qianfeng, however, the AIC records do not reflect a May 2007 issuance of Qianfeng’s equity interests to certain investors, pursuant to a capital increase agreement. Qianfeng received the consideration for the equity interests, but the increase in registered capital and the related issuance of the equity interest has not yet been registered with the local AIC, pending the outcome of a minority shareholder suit against Qianfeng and its shareholders, alleging violation of the shareholder’s right of first refusal in connection with the new equity issuance. For details regarding the Qianfeng shareholder suit see our disclosure under “Legal Proceedings” herein. When the capital increase is registered with AIC, Dalin’s equity interest in Qianfeng will be reduced to approximately 43.3%, and if the minority shareholder prevails in its suit against Qianfeng and its shareholders, Dalin’s interests in Qianfeng could be diluted to as low as 41.3%. Even if the minority shareholder were to prevail in its suit, the Company will be able to retain control over Qianfeng as a result of our right to appoint a majority of Qianfeng’s directors. Management does not expect this dispute to impact our ability to complete the acquisition.

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

For the Three-Month Periods Ended March 31, 2009 and 2008 (Unaudited)

	Three Months		$	%
	Ended March 31,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Revenue	$21,148,598	$7,849,007	$13,299,591	169.4%
Cost of revenue	6,214,930	1,948,898	4,266,032	218.9%
Gross profit	14,933,668	5,900,109	9,033,559	153.1%
Gross profit as a percentage of revenue	70.6%	75.2%
Operating expenses	4,870,130	2,262,439	2,607,691	115.3%
Other expense	791,213	23,385	767,828	3283.4%
Income before taxes and noncontrolling interest	9,272,325	3,614,285	5,658,040	156.6%
Income taxes	1,905,395	740,482	1,164,913	157.3%
Net income before noncontrolling interests	$7,366,930	$2,873,803	$4,493,127	156.4%

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

Change in Fair Value of Derivative Liability. The Company analyzes all financial instruments with features of both liabilities and equity under FAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” FAS 133 and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Before the adoption of EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, the warrants issued in 2006 did not require bifurcation or result in liability accounting. However, with the recent adoption of EITF 07-5, due to the strike price of outstanding warrants is denominated in USD other than the Company’s functional currency, RMB, the denomination effect feature must be bifurcated from its host instrument and accounted for separately as a derivative liability. The Company has followed the criteria in EITF 07-05 and recorded the fair value of these warrants as “derivative liability” in the accompanying consolidated financial statements. The changes in the values of these warrants are shown in the accompanying consolidated statements of income and other comprehensive income. For the three months ended March 31, 2009 and 2008, the Company recognized a loss in the change in fair value of derivative liability in the amounts of $409,292 and $0, respectively.

Interest Expense(income), net. Our net of interest expense increased $347,880 to $370,853 for the quarter ended March 31, 2009, from $22,973 for the same period in 2008. The increase in interest expense is primarily due to financing related to the acquisition of Dalin.

Income Tax Expense. Our provision for income taxes increased $1,164,913, or 157.3%, to $1,905,395 for the quarter ended March 31, 2009, from $740,482 for the same period in 2008. Our effective tax rate for the quarter ended March 31, 2009 and 2008 was 20.6% and 20.5%, respectively.

Net Income before Non-Controlling Interest. Our net income before non-controlling interest increased $4,493,127, or 156.4%, to $7,366,930 for the quarter ended March 31, 2009, from $2,873,803 for the same period in 2008. Income before taxes and non-controlling interest as a percentage of revenues was 34.8% and 36.6% for the quarter ended March 31, 2009 and 2008, respectively. The increase is due directly to an increase in the selling prices of our products and the consolidation of Dalin during the quarter ended March 31, 2009.

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

Operating activities

Net cash provided by operating activities was $7.1 million for the quarter ended March 31, 2009, as compared to $2.0 million net cash provided by operating activities for the same period in 2008. The increase in net cash provided by operating activities was mainly due to the increase in consolidated net income of $4.5 million, to $7.4 million for the quarter ended March 31, 2009, as compared to $2.9 million in the same period of 2008. For the quarter ended March 31, 2009, our non-cash activities of $1.9 million and the increase in customer deposit provided $2.9 million in net cash, which was offset by a $3.5million increase in inventory.

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

Our management does not believe that these material weaknesses and the cost of remediation for these material weaknesses will have a material effect on our financial condition or results of operations.

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit Number	Description

21	Subsidiaries *

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BIOLOGIC PRODUCTS, INC.

Dated: May 6, 2011	/s/ Chao Ming Zhao

Chao Ming Zhao Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2011	/s/ Y. Tristan Kuo

Y. Tristan Kuo Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

21	Subsidiaries *

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed