Form 10-Q/A
period 2009-06-30
China Biologic Products, Inc.
filed 2011-05-06
CIK 1369868

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

EXPLANATORY NOTE

China Biologic Products, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the "Amendment") to restate its consolidated financial statements for the three months and six months ended June 30, 2009, previously filed with the Securities and Exchange Commission on August 14, 2009 (the "the Original Filing"). This Amendment is being filed to amend the recognition of fair value of the callable feature for the warrants issued in 2006 and recognition of deferred tax liabilities in connection with business combination of Guiyang Dalin Biologic Technologies Co., Ltd. (“Dalin”).

Recognition of fair value of the callable feature for the warrants issued in 2006

In 2006, the Company issued 1,070,000 warrants (the "2006 Warrants") to certain accredited investors. According to the terms of the 2006 Warrants, the Company may, in its sole discretion, elect to require the 2006 Warrants holders to exercise up to all of the unexercised portion of the 2006 Warrants ("Callable Feature"). The Company inadvertently omitted the fair value of the Callable Features embedded in the 2006 Warrants when reclassifying the fair value of 2006 Warrants from equity to derivative liabilities as of January 1, 2009 in adopting EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" (FASB ASC 815-40-15-5) ("EITF 07-05"). As a result, the retained earnings and additional paid-in capital should have been increased by $535,615 and $138,160, respectively, and the derivative liabilities should have been decreased by $673,775 as of January 1, 2009. As a result, the loss of change in fair value of derivative liabilities during the three months and six months ended June 30, 2009 should have been decreased by $862,843 and $846,574, respectively. The derivative liabilities, retained earnings and additional paid-in capital should have been decreased by $1,492,941 and increased by $1,382,189 and $110,752, respectively, as of June 30, 2009.

Recognition of deferred tax liabilities in connection with the business combination of Dalin

In connection with the business combination of Dalin in 2009, the Company misinterpreted the US GAAP regarding the accounting for the business combination. As a result, the Company did not recognize deferred tax liabilities for differences between the assigned values and the tax bases of the intangible assets and certain property, plant and equipment acquired in the business combination as in accordance with ASC Topic 740, Income Taxes. As of January 1, 2009, deferred tax liabilities of $4,749,099 should have been recognized with a corresponding increase in goodwill of $4,749,099. During the six months ended June 30, 2009, the Company also should have recorded deferred tax benefit representing the tax effect of the amortization of intangible assets and the depreciation of property, plant and equipment for the six months ended June 30, 2009. As a result, the goodwill and deferred tax liabilities of the Company should have been increased by $4,769,979 and $4,520,397, respectively, as of June 30, 2009. The retained earnings and noncontrolling interest of the Company should have been increased $49,406 and $75,436 for the three months ended June 30, 2009, respectively, $116,153 and $133,484 for the six months ended June 30, 2009, respectively. Accumulated other comprehensive income decreased by $51 and $55 for the three months ended June 30, 2009 and the six months ended June 30, 2009, respectively.

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

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA BIOLOGIC PRODUCTS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)
Consolidated Balance Sheets (unaudited)	1
Consolidated Statements of Income and Other Comprehensive Income (unaudited)	2
Consolidated Statements of Changes in Equity (unaudited)	3
Consolidated Statements of Cash Flows (unaudited)	4
Notes to the Consolidated Financial Statements (unaudited)	5 - 36

ii

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

ASSETS
	June 30,	December 31,
	2009	2008
	(Unaudited)
	(As Restated - Note 2)
CURRENT ASSETS:
Cash and cash equivalents	$49,479,021	$8,814,616
Accounts receivable, net of allowance for doubtful accounts of $1,274,001 and $1,268,052 as of June 30, 2009 and December 31, 2008, respectively	980,696	313,087
Accounts receivable - related party	795,080	-
Dividend receivable	147,055	147,256
Other receivables	473,975	356,957
Other receivables - related parties	797,138	-
Inventories	27,316,217	14,949,196
Prepayments and deferred expense	1,928,553	614,704
Total current assets	81,917,735	25,195,816

PLANT AND EQUIPMENT, net	27,631,919	19,299,364

OTHER ASSETS:
Investment in unconsolidated affiliate	6,474,950	6,533,977
Refundable deposit for potential acquisition	-	14,181,800
Prepayments - non-current	4,362,343	955,874
Intangible assets, net	21,977,205	1,002,561
Goodwill	17,195,568	-
Total other assets	50,010,066	22,674,212

Total assets	$159,559,720	$67,169,392

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,704,482	$2,481,889
Notes payable	-	29,340
Short term loans - bank	13,580,550	-
Short term loans - holder of noncontrolling interest	4,424,723	773,277
Other payables and accrued liabilities	15,722,686	3,962,931
Other payable - land use right	29,265	1,683
Other payable - related parties	3,082,731	-
Accrued interest - holder of noncontrolling interest	911,084	-
Distribution payable to holder of noncontrolling interest	447,821	3,252,354
Customer deposits	7,838,187	1,091,792
Taxes payable	5,567,794	4,060,010
Long term loan - bank, current maturities	3,369,500	-
Investment payable	6,139,984	3,275,501
Total current liabilities	64,818,807	18,928,777

OTHER LIABILITIES:
Non-current other payable - land use right	324,141	323,707
Notes payable, net of discount of $9,533,784 (including accrued interest of $21,178) as of June 30, 2009	41,534	-
Deferred tax liabilities	4,520,397	-
Long term loan - bank, net of current maturities	-	5,868,000
Derivative liability - conversion option	5,796,562	-
Fair value of derivative instruments	5,784,023	-
Total other liabilities	16,466,657	6,191,707

Total liabilities	81,285,464	25,120,484

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 21,474,942 and 21,434,942 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	2,147	2,143
Paid-in-capital	10,366,007	10,700,032
Statutory reserves	11,738,002	6,989,801
Retained earnings	22,441,880	15,392,253
Accumulated other comprehensive income	4,176,630	4,159,298
Total shareholders' equity	48,724,666	37,243,527

NONCONTROLLING INTEREST	29,549,590	4,805,381

Total equity	78,274,256	42,048,908

Total liabilities and equity	$159,559,720	$67,169,392

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(As Restated - Note 2)		(As Restated - Note 2)

REVENUES	$33,181,545	$11,925,842	$54,330,143	$19,774,849

COST OF REVENUES	9,161,765	3,638,128	15,376,695	5,587,026

GROSS PROFIT	24,019,780	8,287,714	38,953,448	14,187,823

OPERATING EXPENSES:
Selling expenses	1,114,614	510,565	1,694,110	1,005,094
General and administrative expenses	6,004,802	2,529,780	9,827,709	4,121,854
Research and development expenses	367,856	279,833	835,583	463,615
Total operating expenses	7,487,272	3,320,178	12,357,402	5,590,563

INCOME FROM OPERATIONS	16,532,508	4,967,536	26,596,046	8,597,260

OTHER EXPENSES (INCOME):
Equity in loss of unconsolidated affiliate	90,390	-	50,143	-
Change in fair value of derivative liabilities	432,889	-	842,181	-
Interest expense (income), net	883,914	(846)	1,254,767	14,182
Other expense (income), net	(16,005)	52,041	35,310	52,452
Total other expenses, net	1,391,188	51,195	2,182,401	66,634

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	15,141,320	4,916,341	24,413,645	8,530,626

PROVISION FOR INCOME TAXES	2,857,199	2,123,843	4,762,594	2,864,325

NET INCOME BEFORE NONCONTROLLING INTEREST	12,284,121	2,792,498	19,651,051	5,666,301

Less: Net income attributable to noncontrolling interest	4,401,127	758,344	7,459,261	1,364,347

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	7,882,994	2,034,154	12,191,790	4,301,954

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(1,301)	632,130	17,332	1,574,829
Comprehensive income (loss) attributable to noncontrolling interest	(33,422)	116,824	393,876	301,291

COMPREHENSIVE INCOME	$7,848,271	$2,783,108	$12,602,998	$6,178,074

BASIC EARNINGS PER SHARE:
Weighted average number of shares	21,442,909	21,434,942	21,438,948	21,434,942
Earnings per share	$0.37	$0.09	$0.57	$0.20

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	21,442,909	21,664,429	21,438,948	21,808,852
Earnings per share	$0.37	$0.09	$0.57	$0.20

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	China Biologic Products. Inc.'s shareholders
				Retained earnings		Accumulated other
	Common stock		Additional	Statutory		comprehensive	Noncontrolling
	Shares	Par value	paid in capital	reserves	Unrestricted	income	interest	Total
BALANCE, December 31, 2007	21,434,942	$2,143	$9,388,305	$3,934,703	$6,461,680	$2,313,348	$4,181,338	$26,281,517

Stock based compensation			1,263,188					1,263,188
Net income					4,301,954		1,364,347	5,666,301
Dividend declared to noncontrolling interest shareholders							(385,084)	(385,084)
Adjustment to statutory reserve				821,443	(821,443)			-
Foreign currency translation adjustments						1,574,829	301,291	1,876,120

BALANCE, June 30, 2008 (unaudited)	21,434,942	$2,143	$10,651,493	$4,756,146	$9,942,191	$3,888,177	$5,461,892	$34,702,042

Stock based compensation			48,539					48,539
Net income					7,683,717		1,939,494	9,623,211
Dividend declared to noncontrolling interest shareholders							(2,596,961)	(2,596,961)
Adjustment to statutory reserve				2,233,655	(2,233,655)			-
Foreign currency translation adjustments						271,121	956	272,077

BALANCE, December 31, 2008	21,434,942	$2,143	$10,700,032	$6,989,801	$15,392,253	$4,159,298	$4,805,381	$42,048,908

Cumulative effect of reclassification of warrants, as restated (Note 2)			(600,289)		(393,962)			(994,251)
Stock based compensation			54,967					54,967
Warrants exercised, as restated (Note 2)	40,000	4	211,297					211,301
Net income, as restated (Note 2)					12,191,790		7,459,261	19,651,051
Dividend declared to noncontrolling interest shareholders							(4,633,987)	(4,633,987)
Noncontrolling interest acquired from acquisition							21,525,059	21,525,059
Adjustment to statutory reserve				4,748,201	(4,748,201)			-
Foreign currency translation adjustments, as restated (Note 2)						17,332	393,876	411,208

BALANCE, June 30, 2009 (unaudited), as restated (Note 2)	21,474,942	$2,147	$10,366,007	$11,738,002	$22,441,880	$4,176,630	$29,549,590	$78,274,256

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Unaudited)

	2009	2008
	(As Restated - Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$12,191,790	$4,301,954
Net income attributable to noncontrolling interest	7,459,261	1,364,347
Consolidated net income	19,651,051	5,666,301
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,589,625	579,754
Amortization	1,704,248	53,192
(Gain) loss on disposal of equipment	(506)	1,900
Recovery of bad debt previously reserved	(22,311)	(107,583)
Allowance for bad debt - accounts receivables	9,635	-
Allowance for bad debt - other receivables	397,101	-
Deferred tax benefit, net	(249,701)	-
Stock based compensation	54,967	1,263,188
Change in fair value of warrant liabilities	842,181	-
Amortization of deferred note issuance cost	25,323	-
Amortization of discount on convertible notes	20,356	-
Equity in loss of unconsolidated affiliate	50,143	-
Change in operating assets and liabilities:
Notes receivable	-	(23,694)
Accounts receivable	(676,036)	(477,858)
Accounts receivable - related party	(375,810)	-
Other receivables	(23,082)	(201,576)
Other receivables - shareholders	-	1,419
Inventories	(4,130,960)	(2,571,137)
Prepayments and deferred expenses	(750,937)	(241,377)
Accounts payable	(50,767)	(294,290)
Other payables and accrued liabilities	4,573,201	683,527
Accrued interest	21,178	-
Accrued interest - holder of noncontrolling interest	911,084	-
Customer deposits	4,251,476	264,990
Taxes payable	608,063	2,134,302
Contingent liability	-	(107,273)
Net cash provided by operating activities	28,429,522	6,623,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	11,943,673	-
Payments made for acquisition	(10,373,854)	-
Purchase of plant and equipment	(1,865,746)	(2,245,627)
Additions to intangible assets	(1,014,766)	(10,269)
Proceeds from sale of equipment	-	3,546
Advances on non-current assets	(590,428)	(32,945)
Net cash used in investing activities	(1,901,121)	(2,285,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants conversion	113,700	-
Proceeds from issuance of convertible notes	8,971,337	-
Repayments of former shareholders loan in acquiring company	(2,652,737)	-
Proceeds from short term bank loans	13,513,754	-
Payments on short term loans - bank	-	(709,200)
Payments on long term loan - bank	(5,862,800)	-
Dividends paid to noncontrolling interest shareholders	-	(283,680)
Net cash provided by (used in) financing activities	14,083,254	(992,880)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	52,750	419,599

INCREASE IN CASH	40,664,405	3,765,209
CASH and CASH EQUIVALENTS, beginning of period	8,814,616	5,010,033

CASH and CASH EQUIVALENTS, end of period	$49,479,021	$8,775,242
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$4,351,056	$850,605
Interest paid (net of capitalized interest)	$715,158	$29,901
Non-cash investing and financing activities:
Reclassification of warrant liability to paid-in capital upon warrants conversion	$97,601	$-
Dividend paid in exchange of holder of noncontrolling interest loan	$3,736,773	$-
Dividend paid by offsetting loan due from holder of noncontrolling interest	$3,720,649	$-
Net assets acquired with prepayments made in prior periods	$14,159,124	$-
Net assets acquired with unpaid investment	$2,849,321	$-
Land use right acquired with prepayments made in prior periods	$131,103	$-

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2009
(Unaudited)

Note 2 – Restatement of June 30, 2009 consolidated financial statements

This financial statements contain restatements related to the recognition of fair value of the callable feature for the warrants issued in 2006 and recognition of deferred tax liabilities in connection with business combination of Dalin for the three months and six months ended and as of June 30, 2009.

Recognition of fair value of the callable feature for the warrants issued in 2006

In 2006, the Company issued 1,070,000 warrants (the “2006 Warrants”) to certain accredited investors, see Note 16. As a result of adopting EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” (FASB ASC 815-40-15-5) (“EITF 07-05”), effective January 1, 2009, both of the 2006 Warrants and Placement Agent Warrants (as defined in Note 16 below) previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of these warrants are denominated in US dollar, a currency other than the Company’s functional currency, Renminbi. As a result, these warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized in earnings until such time as the warrants are exercised or expired.

According to the terms of the 2006 Warrants, the Company may, in its sole discretion, elect to require the 2006 Warrants holders to exercise up to all of the unexercised portion of the 2006 Warrants (“Callable Feature”). The Company inadvertently omitted the fair value of the Callable Features embedded in the 2006 Warrants when reclassifying the fair value of 2006 Warrants from equity to derivative liabilities as of January 1, 2009. As a result, the retained earnings and additional paid-in capital should have been increased by $535,615 and $138,160, respectively, and the derivative liabilities should have been decreased by $673,775 as of January 1, 2009. As a result, the loss of change in fair value of derivative liabilities during the three months and six months ended June 30, 2009 should have been decreased by $862,843 and $846,574, respectively. The derivative liabilities, retained earnings and additional paid-in capital should have been decreased by $1,492,941 and increased by $1,382,189 and $110,752, respectively, as of June 30, 2009.

Recognition of deferred tax liabilities in connection with the business combination of Dalin

In connection with the business combination of Dalin in 2009 (see note 1), the Company misinterpreted US GAAP regarding the accounting for the business combination. As a result, the Company did not recognize deferred tax liabilities for differences between the assigned values and the tax bases of the intangible assets and certain property, plant and equipment acquired in the business combination as in accordance with ASC Topic 740, Income Taxes. As of January 1, 2009, deferred tax liabilities of $4,749,099 should have been recognized with a corresponding increase in goodwill of $4,749,099. During the six months ended June 30, 2009, the Company also should have recorded deferred tax benefit representing the tax effect of the amortization of intangible assets and the depreciation of property, plant and equipment for the six months ended June 30, 2009. As a result, the goodwill and deferred tax liabilities should have been increased by $4,769,979 and $4,520,397, respectively, as of June 30, 2009. Retained earnings and noncontrolling interest of the Company should have been increased by $49,406 and $75,436 respectively, for the three months ended June 30, 2009 and $116,153 and $133,484, respectively, for the six months ended June 30, 2009. Accumulated other comprehensive income decreased by $51 and $55 for the three months ended June 30, 2009 and the six months ended June 30, 2009, respectively.

The impact of these restatements on the June 30, 2009 financial statements is reflected in the following tables:

	As
	Previously		As
Balance Sheet Amounts	Reported	Restatement	Restated
Goodwill (note 22)	$12,425,589	$4,769,979	$17,195,568
Total assets	154,789,741	4,769,979	159,559,720
Deferred tax liabilities (note 14)	-	4,520,397	4,520,397
Derivative liabilities (note 3 and 16)	7,276,964	(1,492,941)	5,784,023
Total liabilities	78,258,008	3,027,456	81,285,464
Additional paid-in capital	10,255,255	110,752	10,366,007
Retained earnings	20,943,538	1,498,342	22,441,880
Noncontrolling interest (note 21)	29,416,106	133,484	29,549,590
Total stockholders' equity	76,531,733	1,742,523	78,274,256

	For the three months ended June 30, 2009			For the six months ended June 30, 2009
Statement of Operations and Other	As			As
Comprehensive Income Amounts	Previously		As	Previously		As
	Reported	Restatement	Restated	Reported	Restatement	Restated
Change in fair value of derivative liabilities (note 17)	$1,295,732	$(862,843)	$432,889	$1,688,755	$(846,574)	$842,181
Net other expense	2,254,031	(862,843)	1,391,188	3,028,975	(846,574)	2,182,401

Income before income taxes	14,278,477	862,843	15,141,320	23,567,071	846,574	24,413,645

Provision for income taxes (note 14)	2,982,101	(124,902)	2,857,199	5,012,295	(249,701)	4,762,594

Net income	11,296,376	987,745	12,284,121	18,554,776	1,096,275	19,651,051

Net income attributable to noncontrolling interest (note 21)	4,325,631	75,496	4,401,127	7,325,713	133,548	7,459,261
Other comprehensive income	(1,250)	(51)	(1,301)	17,387	(55)	17,332
Comprehensive income attributed to controlling interest	6,969,495	912,198	7,881,693	11,246,450	962,672	12,209,122
Basic earnings per share (note 13)	$0.33	$0.04	$0.37	$0.52	$0.05	$0.57
Diluted earnings per share (note 13)	$0.32	$0.05	$0.37	$0.52	$0.05	$0.57

	As
	Previously		As
Statement of Cash Flow	Reported	Restatement	Restated
Net income	$18,554,776	$1,096,275	$19,651,051

Change in fair value of derivative liabilities	1,688,755	(846,574)	842,181
Deferred tax benefit, net	-	(249,701)	(249,701)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Reclassification of warrant liability to paid-in capital upon warrants conversion	125,009	(27,408)	97,601

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

	Carrying Value as of June 30, 2009	Fair Value Measurements at June 30, 2009 using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities -
Conversion option	$5,796,562	$-	$5,796,562	$-
Warrants liabilities - restated	$5,784,023	$-	$5,784,023	$-

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

Note 5 – Accounts receivable

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

Note 6 – Inventories

Inventories consisted of the following:

	June 30, 2009	December 31, 2008
	(unaudited)
Raw materials	$13,903,956	$7,043,349
Work-in-process	6,693,018	4,801,768
Finished goods	6,719,243	3,104,079
Total	$27,316,217	$14,949,196

Note 7 – Prepayments and deferred expense

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

Note 10 – Intangible assets, net

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

Note 13 - Earnings per share (Restated)

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares outstanding during the period.

Earnings per share is as follows for the three months ended June 30,

	2009	2008
	(unaudited)	(unaudited)
Net income attributable to controlling interest for earnings per share	$7,882,994	$2,034,154

Weighted average shares used in basic computation	21,442,909	21,434,942
Diluted effect of warrants and options	-	229,487
Weighted average shares used in diluted computation	21,442,909	21,664,429
Earnings per share:
Basic	$0.37	$0.09
Diluted	$0.37	$0.09

For the three months ended June 30, 2009, 5,888,053 warrants, stock options and conversion options were excluded in the calculation of diluted earnings per share because of their anti-dilutive nature.

For the three months ended June 30, 2008, the average stock price was greater than the exercise prices of the 1,284,000 warrants which resulted in additional weighted average common stock equivalents of 229,487. However, 937,500 options were excluded from the calculation because of their anti-dilutive nature.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2009 (Unaudited)

Earnings per share is as follows for the six months ended June 30,

	2009	2008
	(unaudited)	(unaudited)
Net income attributable to controlling interest for earnings per share	$12,191,790	$4,301,954

Weighted average shares used in basic computation	21,438,948	21,434,942
Diluted effect of warrants and options	-	373,910
Weighted average shares used in diluted computation	21,438,948	21,808,852
Earnings per share:
Basic	$0.57	$0.20
Diluted	$0.57	$0.20

For the six months ended June 30, 2009, 5,888,053 warrants, stock options and conversion options were excluded in the calculation of diluted earnings per share because of their anti-dilutive nature.

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

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months and the six months ended June 30, 2009 and June 30, 2008:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income	(34.0)	(34.0)	(34.0)	(34.0)
China tax rates	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	-	(10.0)	-
Other items (1)	3.9	18.2	4.5	8.6
Effective income tax rates	18.9%	43.2%	19.5%	33.6%

(1) The 3.9% represents the $0.3 million income tax expense for dividends Shandong Taibang paid to Logic Express, its foreign parent and $2.2 million expenses incurred by CBP, Logic Express and Logic Holding that are not deductible in PRC for the three months ended June 30, 2009. The 18.2% represents the $1.7 million expenses incurred by CBP, Logic Express that are not deductible in PRC for the three months ended June 30, 2008. The 4.5% and the 8.6% represent the $4.1 and the $2.3 million expenses incurred by CBP, Logic Express and Logic Holding that are not deductible in PRC for the six months ended June 30, 2009 and 2008, respectively.

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

The provision for income taxes consists of the following for the three months ended June 30, 2009:

2009
Current
U.S.	$-
Foreign (China)	2,982,101
2,982,101
Deferred
U.S.	-
Foreign (China)	(124,902)
(124,902)

Provision for income taxes	$2,857,199

The provision for income taxes consists of the following for the six months ended June 30, 2009:

2009
Current
U.S.	$-
Foreign (China)	5,012,295
5,012,295
Deferred
U.S.	-
Foreign (China)	(249,701)
(249,701)

Provision for income taxes	$4,762,594

Deferred taxes

As of June 30, 2009, significant temporary differences between the tax basis and financial statement basis of accounting for liabilities that gave rise to deferred taxes were principally related to the following:

For the six months ended
June 30, 2009 (unaudited)
Deferred tax liabilities arising from:
- Intangible assets	4,055,005
- Property, plant and equipment	465,392
Deferred tax liabilities	$4,520,397

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

Note 15 – Commitments and contingent liabilities

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

Missile Engineering, another original equity holder wholly controlled by Mr. Du, was obligated to contribute approximately $4.2 million (RMB32.8 million) for a 41% interest in Shandong Taibang by means of cash, equipment and patent technology. It was obligated to obtain a new drug certificate and production license of its patent technology from the government within a stipulated period in order to be recognized as a valid capital contribution, or in the alternative, make a cash payment. The patent technology was valued at approximately $3.4 million (RMB26.4 million). However, Missile Engineering failed to obtain the new drug certificate and production license within the stipulated period. Mr. Du also disputes whether the period for obtaining the certificate and license had expired. Pursuant to a stockholders resolution on September 26, 2004, Missile Engineering agreed to sell its 41% interest in Shandong Taibang to Up-Wing and Up-Wing agreed to take up the obligation of Missile Engineering to pay the $3.4 million in cash. This transfer was approved by Shandong COFTEC on March 17, 2005. Missile Engineering disputes this transaction and sued Mr. Du's brother in the court of Jianli County, Hubei province, relating to the propriety of the brother's actions under the power of attorney. Initially the county court found in its judgment that the act had exceeded the scope of the power of attorney. Subsequently the Intermediate Court of Jingzhou City, Hubei province, ruled on December 10, 2008 to suspend the judgment based on the grounds that the original court lacked jurisdiction to hear the case. The case is stated to be reviewed again by the Hubei Jingzhou Intermediate Court.

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

In June 2008, warrants to purchase 40,000 shares of the Company's common stock were converted into common stock with an exercise price of $2.8425. The fair value of these warrants at the conversion date totaled $125,009 and was transferred to equity. In addition, the fair value of the remaining 1,244,000 common stock purchase warrants increased to $2,168,148 as of June 30, 2009. As such, the Company recognized a loss of $764,605 and $1,173,897, respectively, from the change in fair value of these warrants for three and six months ended June 30, 2009.

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

			Weighted	Average
			Average	Remaining	Aggregate
	Options	Options	Exercise	Contractual	Intrinsic
	Outstanding	Exercisable	Price	Life	Value
December 31, 2007	-	-	$-	-	$-
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
June 30, 2008 (unaudited)	-	-	$-	-	$-
Granted	997,500	937,500	4.00	10.00	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
December 31, 2008	997,500	937,500	$4.00	9.43	$-
Granted	-	30,000	4.00	9.31	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
June 30, 2009 (unaudited)	997,500	967,500	$4.00	8.93	$-

Note 17 – Change in fair value of derivative liabilities (Restated)

Loss (gain) on change in fair value of derivative liabilities for the three and six months ended June 30, 2009 comprised as following:

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
Change in fair value of derivative liabilities of:	(Unaudited)	(Unaudited)
Conversion option of convertible notes	$(755,942)	$(755,942)
Warrants attached to convertible notes	(372,591)	(372,591)
Warrants issued to placement agent	(28,444)	(28,444)
Subtotal	(1,156,977)	(1,156,977)
Warrants issued with prior placements	764,605	1,173,897
Initial charge to income from convertible notes	825,261	825,261
Total	$432,889	$842,181

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 21 - Noncontrolling interest and distribution (Restated)

The roll forward of noncontrolling interest in the balance sheet is shown below:

	Fang Cheng	Shandong	Guizhou	Guiyang	Chongqing
	Plasma Co.	Taibang	Renyuan	Qianfeng	Dalin
	Minority	Minority	Minority	Minority	Minority	Total
	Owner	Owner	Owners	Owners	Owner	Noncontrolling
	(20%)	(17.24%)	(75%)	(46%)	(10%)	interest
December 31, 2007	$82,994	$4,098,344	$-	$-	$-	$4,181,338
Net income(loss)	(83,938)	3,387,779	-	-	-	3,303,841
Foreign currency translation gain/(loss)	944	301,303	-	-	-	302,247
Dividend declared	-	(2,982,045)	-	-	-	(2,982,045)
December 31, 2008	$-	$4,805,381	$-	$-	$-	$4,805,381
Dalin acquisition	-	-	2,444,203	17,317,241	1,763,615	21,525,059
Net income(loss)	(3,253)	2,367,426	(11,756)	4,425,191	681,653	7,459,261
Foreign currency translation gain/(loss)	10,821	(13,876)	112,588	276,040	8,303	393,876
Dividend declared	-	(454,618)	-	(4,179,369)	-	(4,633,987)
June 30, 2009 (unaudited)	$7,568	$6,704,313	$2,545,035	$17,839,103	$2,453,571	$29,549,590

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

Note 22 – Business combinations (Restated)

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

The Company determined the $50.4 million fair value of the acquired assets of Dalin based on an evaluation by an independent appraisal and the final asset evaluation by the management. Pursuant to FAS 141R, the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed shall be recognized as goodwill. As a result, the $17.2 million of goodwill was due to the acquisition purchase price over the fair value of the assets acquired. During the six months ended June 30, 2009, the Company did not record any impairment charge from write-downs of purchased intangible assets since the Company do not identify any trends caused a reduction in expected future cash flows.

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

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Revenues	$33,181,545	$26,125,683	$54,330,143	$42,347,019
Cost of revenues	9,161,765	8,760,278	15,376,695	13,605,107
Gross profit	24,019,780	17,365,405	38,953,448	28,741,912
Operating expenses	7,487,272	5,584,976	12,357,402	8,943,013
Other expenses, net	1,391,188	56,979	2,182,401	142,782
Provision for Income taxes	2,857,199	3,338,105	4,762,594	4,766,337
Net income before noncontrolling interest	12,284,121	8,385,345	19,651,051	14,889,780
Less: net income attributable to noncontrolling interest	4,401,127	3,359,106	7,459,261	5,495,540
Net income attributable to controlling interest	$7,882,994	$5,026,239	$12,191,790	$9,394,240
Basic - earning per share
Weighted average number of shares	21,442,909	21,434,942	21,438,948	21,434,942
Earnings per share	$0.37	$0.23	$0.57	$0.43
Diluted - earning per share
Weighted average number of shares	21,442,909	21,664,429	21,438,948	21,808,852
Earnings per share	$0.37	$0.23	$0.57	$0.42

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

  Net income: Net income increased $5,848,840, or 287.5%, to $7,882,994 for the three months ended June 30, 2009, from $2,034,154 for the same period in 2008.

  Fully diluted net income per share: Fully diluted net income per share was $0.36 for the three months ended June 30, 2009, as compared to $0.09 for the same period in 2008.

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

(All amounts, other than percentages of revenue, in U.S. Dollars)

	Three Months Ended June 30,					Period-over-period
	2009			2008		Increase (Decrease)
		% of			% of
	Amount	Revenue		Amount	Revenue	Amount	%
Revenue	$33,181,545	100.0%		$11,925,842	100.0%	$21,255,703	178.2%
Costs of revenue	9,161,765	27.6%		3,638,128	30.5%	5,523,637	151.8%
Gross profit	24,019,780	72.4%		8,287,714	69.5%	15,732,066	189.8%

Operating Expenses:
Selling expenses	1,114,614	3.4%		510,565	4.3%	604,049	118.3%
General and administrative expenses	6,004,802	18.1%		2,529,780	21.2%	3,475,022	137.4%
Research and development expenses	367,856	1.1%		279,833	2.3%	88,023	31.5%
Total operating expenses	7,487,272	22.6%		3,320,178	27.8%	4,167,094	125.5%
Income from operations	16,532,508	49.8%		4,967,536	41.7%	11,564,972	232.8%

Other Expense (Income):
Equity in loss (income) of unconsolidated affiliate	90,390	0.3%		-	-	90,390	100.0%
Change in fair value of warrant liabilities	432,889	1.3%		-	-	432,889	100.0%
Interest expense (income), net	883,914	2.7%		(846)	0.0%	884,760	104,581.6%
Other expense (income), net	(16,005)	(0.0%	)	52,041	0.4%	(68,046)	(130.8%	)
Total other expense	1,391,188	4.2%		51,195	0.4%	1,339,993	2,617.4%
Income before taxes and non-
controlling interest	15,141,320	45.6%		4,916,341	41.2%	10,224,979	208.0%

Provision for income taxes	2,857,199	8.6%		2,123,843	17.8%	733,356	34.5%
Non-controlling interest	4,401,127	13.3%		758,344	6.4%	3,642,783	480.4%
Net income attributable to controlling interest	$7,882,994	23.8%		$2,034,154	17.1%	$5,848,840	287.5%

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

Change in Fair Value of Derivative Liability

The Company analyzes all financial instruments with features of both liabilities and equity under FAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” and EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock.” Before the adoption of EITF 07-5 as of January 1, 2009, the warrants issued in 2006 were accounted for as equity instruments. Because the strike price of the warrants is denominated in USD and the Company's functional currency is the RMB, the warrants are now classified as a derivative liability carried at fair value, with periodic changes in the fair value charged or credited to income each period. Similarly, the embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants that were issued in June 2009 are classified as derivative liabilities carried at fair value. For the three months ended June 30, 2009 and 2008, the Company recognized a loss on the change in the fair value of derivative liabilities of $432,889 and $0, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

Interest Expense (income), net

Our net of interest expense increased $884,760 to $883,914 for the quarter ended June 30, 2009, from an interest income of $846 for the same period in 2008. The increase in interest expense is primarily due to financing related to the acquisition of Dalin.

Income before Taxes and Non-Controlling Interest

Income before taxes and non-controlling interest for the three months ended June 30, 2009 and 2008 was $15,141,320 and $4,916,341, respectively, an increase of $10,224,979, or 208.0%. Income before taxes and non-controlling interest as a percentage of revenues was 45.6% and 41.2% for the three months ended June 30, 2009 and 2008, respectively. The increase is due directly to an increase in the selling prices of our products and the consolidation of Dalin.

Provision for Income Taxes

Our provision for income taxes increased $733,356, or 34.5%, to $2,857,199 for the quarter ended June 30, 2009, from $2,123,843 for the same period in 2008. The increase in provision for income taxes is mainly due to the consolidation of Dalin, which was offset by the decrease of Taibang's provision for income taxes as Taibang accrued its 2008 taxes at 25% before it was granted with preferential 15% tax rate for the 2008 tax year in early 2009. Our effective tax rate for the quarter ended June 30, 2009 and 2008 was 18.9% and 43.2%, respectively.

Non-controlling interest

Non-controlling interest increased $3,642,783, or 480.4%, to $4,401,127 for the quarter ended June 30, 2009, from $758,344 for the same period in 2008.

Net Income attributable to controlling interest

As a result of the factors described above, net income attributable to controlling interest increased $5,848,840, or 287.5%, to $7,882,994 during the three months ended June 30, 2009, from $2,034,154 for the same period in 2008.

Comparison of Six Months Ended June 30, 2009 and June 30, 2008

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue.

(All amounts, other than percentages of revenue, in U.S. Dollars)

	Six Months Ended June 30,				Period-over-period
	2009		2008		Increase (Decrease)
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
Revenue	$54,330,143	100.0%	$19,774,849	100.0%	$34,555,294	174.7%
Costs of revenue	15,376,695	28.3%	5,587,026	28.3%	9,789,669	175.2%
Gross profit	38,953,448	71.7%	14,187,823	71.7%	24,765,625	174.6%

Operating Expenses:
Selling expenses	1,694,110	3.1%	1,005,094	5.1%	689,016	68.6%
General and administrative expenses	9,827,709	18.1%	4,121,854	20.8%	5,705,855	138.4%
Research and development expenses	835,583	1.5%	463,615	2.3%	371,968	80.2%
Total operating expenses	12,357,402	22.7%	5,590,563	28.3%	6,766,839	121.0%

Income from operations	26,596,046	49.0%	8,597,260	43.5%	17,998,786	209.4%

Other Expense (Income):
Equity in loss (income) of unconsolidated affiliate	50,143	0.1%	-	-	50,143	100.0%
Change in fair value of warrant liabilities	842,181	1.6%	-	-	842,181	100.0%
Interest expense (income), net	1,254,767	2.3%	14,182	0.1%	1,240,585	8,747.6%
Other expense (income), net	35,310	0.1%	52,452	0.2%	(17,142)	(32.7%	)
Total Other Expense	2,182,401	4.0%	66,634	0.3%	2,115,766	3,175.2%

Income before taxes and non- controlling interest	24,413,645	44.9%	8,530,626	43.1%	15,883,019	186.2%

Provision for income taxes	4,762,594	8.8%	2,864,325	14.5%	1,898,269	66.3%
Non-controlling interest	7,459,261	13.7%	1,364,347	6.9%	6,094,914	446.7%

Net income	$12,191,790	22.4%	$4,301,954	21.8%	$7,889,836	183.4%

Revenues

Our revenues are derived primarily from the sales of our human albumin and immunoglobulin products. Our revenues increased 174.7%, or $34,555,294, to $54,330,143 for the six months ended June 30, 2009, compared to revenues of $19,774,849 for the same period of 2008. The increase in revenues during the first six months of 2009 is primarily attributable to a general increase in the price of plasma based products, but was partially offset by a decrease in our sales volume for two of our products. Among the factors that contributed to the growth in revenue, foreign exchange translation accounted for 8.9% of the increase. Our financial results for the six months ended June 30, 2009 also benefited from the consolidation of Dalin, which we acquired in the first quarter of 2009. Dalin contributed approximately $23.4 million in revenue, which accounted for approximately 43.6% of our total revenue for the six months ended June 30, 2009. All of our approved products, except human hepatitis B immunoglobulin, recorded price increases ranging from 5.4% to 47.6% . For the six months ended June 30, 2009, the average price for our approved human albumin products, which contributed 51.6% to our total revenues, increased 5.4%, the average price for our approved human immunoglobulin for intravenous injection products, which contributed 35.9% to our revenues, increased 19.1%, and the average price for our approved human tetanus immunoglobulin products, which contributed 2.5% to our revenue, increased 13.8%, and the average price for our approved human rabies immunoglobulin products, which contributed 4.7% to our revenues, increased 47.6%, as compared to the same period in 2008. On July 1, 2008, the SFDA implemented the new 90-day quarantine period on plasma raw material. This new measure further tightens the raw material that is available for production, and has adversely impacted the already short supply of plasma-based products. As a result, during the six months ended June 30, 2009, the supply of plasma-based products remained very tight industry-wide.

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

Change in Fair Value of Derivative Liabilities

The Company analyzes all financial instruments with features of both liabilities and equity under FAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” and EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock.” Before the adoption of EITF 07-5 as of January 1, 2009, the warrants issued in 2006 were accounted for as equity instruments. Because the strike price of the warrants is denominated in USD and the Company's functional currency is the RMB, the warrants are now classified as a derivative liability carried at fair value, with periodic changes in the fair value charged or credited to income each period. Similarly, the embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants that were issued in June 2009 are classified as derivative liabilities carried at fair value. For the six months ended June 30, 2009 and 2008, the Company recognized a loss on the change in the fair value of derivative liabilities of $842,181 and $0, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

Interest Expense (income), net

Our net of interest expense increased $1,240,585 to $1,254,767 for the six months ended June 30, 2009, from $14,182 for the same period in 2008. The increase in interest expense is primarily due to financing related to the acquisition of Dalin.

Income before Taxes and Non-Controlling Interest

Income before taxes and non-controlling interest for the six months ended June 30, 2009 and 2008 was $24,413,645 and $8,530,626, respectively, an increase of $15,883,019, or 186.2%. Income before taxes and non-controlling interest as a percentage of revenues was 44.9% and 43.1% for the six months ended June 30, 2009 and 2008, respectively. The increase is due directly to an increase in the selling prices of our products and the consolidation of Dalin.

Provision for Income Taxes

Our provision for income taxes increased $1,898,269, or 66.3%, to $4,762,594 for the six months ended June 30, 2009, from $2,864,325 for the same period in 2008. The increase in provision for income taxes is mainly due to the consolidation of Dalin, which was offset by the decrease of Taibang's provision for income taxes as Taibang accrued its 2008 taxes at 25% before it was granted with preferential 15% tax rate for the 2008 tax year in early 2009. Our effective tax rate for the quarter ended June 30, 2009 and 2008 was 19.5% and 33.6%, respectively.

Non-controlling interest

Non-controlling interest increased $6,094,914 or 446.7%, to $7,459,261 for the six months ended June 30, 2009, from $1,364,347 for the same period in 2008.

Net Income attributable to controlling interest

As a result of the factors described above, net income attributable to controlling interest increased $7,889,836, or 183.4%, to $12,191,790 during the six months ended June 30, 2009, from $4,301,954 for the same period in 2008.

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

Operating activities

Net cash provided by operating activities was $28,429,522 for the six months ended June 30, 2009, as compared to $6,623,785 net cash provided by operating activities for the same period in 2008. The increase in net cash provided by operating activities was mainly due to the increase in consolidated net income of $7,889,836 to $12,191,790 for the six months ended June 30, 2009, as compared to $4,301,954 in the same period of 2008. For the six months ended June 30, 2009, the net income attributed to non-controlling interest of $7,459,261, our non-cash activities of $4,421,061, the increase in customer deposit provided $4,251,476 in net cash, and increase in other payables and accrued liabilities of $4,573,201, which was offset by a $4,130,960 increase in inventory.

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

Date: May 6, 2011	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ Chao Ming Zhao
Chao Ming Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Y. Tristan Kuo
Y. Tristan Kuo, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)