Form 10-Q/A
period 2009-09-30
China Biologic Products, Inc.
filed 2011-05-06
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

China Biologic Products, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the "Amendment") to restate its consolidated financial statements for the three months and nine months ended September 30, 2009 included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, previously filed with the Securities and Exchange Commission on November 13, 2009 (the "the Original Filing"). This Amendment is being filed to amend the recognition of fair value of the callable feature for the warrants issued in 2006 and recognition of deferred tax liabilities in connection with business combination of Guiyang Dalin Biologic Technologies Co. Ltd. ("Dalin").

Recognition of fair value of the callable feature for the warrants issued in 2006

In 2006, the Company issued 1,070,000 warrants (the "2006 Warrants") to certain accredited investors. According to the terms of the 2006 Warrants, the Company may, in its sole discretion, elect to require the 2006 Warrants holders to exercise up to all of the unexercised portion of the 2006 Warrants ("Callable Feature"). The Company inadvertently omitted the fair value of the Callable Features embedded in the 2006 Warrants when reclassifying the fair value of 2006 Warrants from equity to derivative liabilities as of January 1, 2009 in adopting EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" (FASB ASC 815-40-15-5) ("EITF 07-05"). As a result, the retained earnings and additional paid-in capital should have been increased by $535,615 and $138,160, respectively, and the derivative liabilities should have been decreased by $673,775 as of January 1, 2009. As a result, the loss of change in fair value of derivative liabilities during the three months and nine months ended September 30, 2009 should have been increased by $135,713 and decreased by $710,861. The retained earnings and additional paid-in capital should have been increased by $1,246,476 and decreased by $1,246,476, respectively, as of September 30, 2009.

Recognition of deferred tax liabilities in connection with the business combination of Dalin

In connection with the business combination of Dalin in 2009, the Company misinterpreted the US GAAP regarding the accounting for the business combination. As a result, the Company did not recognize deferred tax liabilities for differences between the assigned values and the tax bases of the intangible assets and certain property, plant and equipment acquired in the business combination as in accordance with ASC Topic 740, Income Taxes. As of January 1, 2009, deferred tax liabilities of $4,749,099 should have been recognized with a corresponding increase in goodwill of $4,749,099. During the nine months ended September 30, 2009, the Company also should have recorded deferred tax benefit representing the tax effect of the amortization of intangible assets and the depreciation of property, plant and equipment for the nine months ended September 30, 2009. As a result, the goodwill and deferred tax liabilities of the company should have been increased by $4,776,491 and $4,401,608, respectively, as of September 30, 2009. The retained earnings and noncontrolling interest of the Company should have been increased $58,101 and $66,865 for the three months ended September 30, 2009, respectively, $174,254 and $1,231,500 for the nine months ended September 30, 2009, respectively. The accumulated other comprehensive income of the Company should have been increased by $1,254 and $93, respectively, for the three month and nine months ended September 30, 2009.

For the purposes of the Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Filing that was affected by the restatement has been amended and restated in its entirety. Unless otherwise indicated, this report speaks only as of the date that the Original Report was filed. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including the exhibits to the Original Filing affected by subsequent events, except that this Amendment includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

Quarterly Report on FORM 10-Q
Three and Nine Months Ended September 30, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 4.	Controls and Procedures	60

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	62
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3.	Defaults Upon Senior Securities	62
Item 4.	Submission of Matters to a Vote of Security Holders	62
Item 5.	Other Information	62
Item 6.	Exhibits	62

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA BIOLOGIC PRODUCTS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

ASSETS
	September 30, 2009	December 31, 2008
	(Unaudited)
	(As Restated – Note 2)
CURRENT ASSETS:
Cash and cash equivalents	$50,348,133	$8,814,616
Accounts receivable, net of allowance for doubtful accounts of $1,393,567 and $1,268,052 as of September 30, 2009 and December 31, 2008, respectively	1,473,942	313,087
Accounts receivable - related party	41,430	-
Dividend receivable	-	147,256
Other receivables	926,581	356,957
Inventories	33,218,618	14,949,196
Prepayments and deferred expense	1,582,566	614,704
Total current assets	87,591,270	25,195,816

PLANT AND EQUIPMENT, net	27,849,832	19,299,364

OTHER ASSETS:
Investment in unconsolidated affiliate	6,277,894	6,533,977
Refundable deposit for potential acquisition	-	14,181,800
Prepayments - non-current	4,870,735	955,874
Intangible assets, net	21,152,417	1,002,561
Goodwill	17,202,080	-
Total other assets	49,503,126	22,674,212

Total assets	$164,944,228	$67,169,392

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,610,470	$2,481,889
Notes payable	-	29,340
Short term loans - bank	10,782,450	-
Short term loans - holder of noncontrolling interest	4,425,777	773,277
Other payables and accrued liabilities	17,118,218	3,962,931
Other payable - related parties	3,086,940	-
Accrued interest - holder of noncontrolling interest	1,319,556	-
Distribution payable to holder of noncontrolling interest	759,319	3,252,354
Customer deposits	7,751,013	1,091,792
Taxes payable	5,913,231	4,060,010
Long term loan - bank, current maturities	3,374,100	-
Investment payable	2,625,405	3,275,501
Total current liabilities	60,766,479	18,927,094

OTHER LIABILITIES:
Non-current other payable - land use right	324,121	325,390
Notes payable, net of discount of $9,508,965 as of September 30, 2009	45,175	-
Long term loan - bank, net of current maturities	-	5,868,000
Derivative liability - conversion option	12,784,873	-
Fair value of derivative instruments	7,943,174	-
Deferred tax liabilities	4,401,608	-

Total other liabilities	25,498,951	6,193,390
Total liabilities	86,265,430	25,120,484

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 22,650,442 and 21,434,942 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2,265	2,143
Paid-in-capital	17,945,147	10,700,032
Statutory reserves	13,413,353	6,989,801
Retained earnings	14,495,348	15,392,253
Accumulated other comprehensive income	4,071,616	4,159,298
Total shareholders' equity	49,927,729	37,243,527
NONCONTROLLING INTEREST	28,751,069	4,805,381
Total equity	78,678,798	42,048,908
Total liabilities and equity	$164,944,228	$67,169,392

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(As Restated – Note 2)		(As Restated – Note 2)
REVENUES
Revenues	$26,871,259	$13,799,915	$80,861,353	$33,574,764
Revenues – related party	168,480	-	508,529	-
Total revenues	27,039,739	13,799,915	81,369,882	33,574,764

COST OF REVENUES
Cost of revenues	6,942,948	4,138,077	22,283,881	9,725,103
Cost of revenues – related party	17,953	-	53,715	-
Total cost of revenues	6,960,901	4,138,077	22,337,596	9,725,103

GROSS PROFIT	20,078,838	9,661,838	59,032,286	23,849,661

OPERATING EXPENSES:
Selling expenses	619,467	780,246	2,313,577	1,785,340
General and administrative expenses	5,169,137	1,634,233	14,996,846	5,756,087
Research and development expenses	262,500	201,037	1,098,083	664,652
Total operating expenses	6,051,104	2,615,516	18,408,506	8,206,079

INCOME FROM OPERATIONS	14,027,734	7,046,322	40,623,780	15,643,582

OTHER EXPENSES (INCOME):
Equity in loss (income) of unconsolidated affiliate	(31,051)	-	19,092	-
Change in fair value of derivative liabilities	13,378,046	-	14,220,227	-
Interest expense (income), net	724,771	(21,713)	1,979,538	(7,531)
Other expense (income), net	337,645	57,815	372,955	110,267
Total other expenses, net	14,409,411	36,102	16,591,812	102,736

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(381,677)	7,010,220	24,031,968	15,540,846

PROVISION FOR INCOME TAXES	2,410,121	1,572,816	7,172,715	4,437,141

NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	(2,791,798)	5,437,404	16,859,253	11,103,705

Less: Net income attributable to noncontrolling interest	3,479,383	958,858	10,938,644	2,323,205

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	(6,271,181)	4,478,546	5,920,609	8,780,500

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(105,014)	100,556	(87,682)	1,670,390
Comprehensive income attributable to noncontrolling interest	43,501	21,258	437,377	322,549
COMPREHENSIVE INCOME (LOSS)	$(6,332,694)	$4,600,360	$6,270,304	$10,773,439

BASIC EARNINGS PER SHARE:
Weighted average number of shares	21,632,793	21,434,942	21,504,002	21,434,942
Earnings (loss) per share	$(0.29)	$0.21	$0.28	$0.41

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	21,632,793	21,504,629	21,504,002	21,713,170
Earnings (loss) per share	$(0.29)	$0.21	$0.28	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	China Biologic Products. Inc.'s shareholders
						Accumulated
				Retained earnings		other
	Common stock		Additional	Statutory		comprehensive	Noncontrolling
	Shares	Par value	paid in capital	reserves	Unrestricted	income	interest	Total
BALANCE, December 31, 2007	21,434,942	$2,143	$9,388,305	$3,934,703	$6,461,680	$2,313,348	$4,181,338	$26,281,517
Stock based compensation			1,283,801					1,283,801
Net income					8,780,500		2,323,205	11,103,705
Dividend declared to noncontrolling interest shareholders							(1,640,960)	(1,640,960)
Adjustment to statutory reserve				1,962,866	(1,962,866)			-
Foreign currency translation adjustments						1,670,390	322,549	1,992,939
BALANCE, September 30, 2008 (unaudited)	21,434,942	$2,143	$10,672,106	$5,897,569	$13,279,314	$3,983,738	$5,186,132	$39,021,002
Stock based compensation			27,926					27,926
Net income					3,205,171		980,636	4,185,807
Dividend declared to noncontrolling interest shareholders							(1,341,085)	(1,341,085)
Adjustment to statutory reserve				1,092,232	(1,092,232)			-
Foreign currency translation adjustments						175,560	(20,302)	155,258
BALANCE, December 31, 2008	21,434,942	$2,143	$10,700,032	$6,989,801	$15,392,253	$4,159,298	$4,805,381	$42,048,908

Cumulative effect of reclassification of 2006 warrants, as restated (Note 2)			(600,289)		(393,962)			(994,251)
Stock based compensation			62,281					62,281
Warrants exercised, as restated (Note 2)	1,215,500	122	7,783,123					7,783,245
Net income, as restated (Note 2)					5,920,609		10,938,644	16,859,253
Dividend declared to noncontrolling interest shareholders							(8,955,392)	(8,955,392)
Noncontrolling interest acquired from acquisition							21,525,059	21,525,059
Adjustment to statutory reserve				6,423,552	(6,423,552)			-
Foreign currency translation adjustments, as restated (Note 2)						(87,682)	437,377	349,695
BALANCE, September 30, 2009 (unaudited), as restated (Note 2)	22,650,442	$2,265	$17,945,147	$13,413,353	$14,495,348	$4,071,616	$28,751,069	$78,678,798

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
	(As Restated – Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$5,920,609	$8,780,500
Net income attributable to noncontrolling interest	10,938,644	2,323,205
Consolidated net income	16,859,253	11,103,705
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,158,206	914,575
Amortization	2,654,269	80,753
Loss on disposal of equipment	114,246	73,310
Recovery of bad debt previously reserved	(9,621)	-
Allowance for bad debt - accounts receivables	90,442	-
Allowance for bad debt - other receivables and prepayments	659,788	-
Deferred tax benefit, net	(374,603)	-
Stock based compensation	62,281	1,283,801
Change in fair value of warrant liabilities	14,220,227	-
Amortization of deferred note issuance cost	110,938	-
Amortization of discount on convertible notes	45,175	-
Equity in loss of unconsolidated affiliate	19,092	-
Change in operating assets and liabilities:
Notes receivable	-	43,011
Accounts receivable	(1,306,293)	(353,412)
Accounts receivable - related party	378,308	-
Other receivables	(485,641)	15,251
Inventories	(9,729,616)	(3,206,654)
Prepayments and deferred expenses	(511,819)	(355,012)
Accounts payable	(149,764)	72,681
Other payables and accrued liabilities	4,236,622	1,267,099
Accrued interest - holder of noncontrolling interest	1,319,555	-
Customer deposits	4,154,255	383,703
Taxes payable	942,929	3,477,543
Contingent liability	-	(108,430)
Net cash provided by operating activities	35,458,229	14,691,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	11,945,303	-
Proceeds from dividend receivable	147,256	-
Payments made for acquisition	(10,373,854)	-
Payments made for unconsolidated affiliate	(3,224,980)	-
Purchase of plant and equipment	(2,323,903)	(3,154,996)
Additions to intangible assets	(1,374,146)	(9,620)
Proceeds from sale of equipment	513	53,078
Advances for potential acquisition	-	(1,463,000)
Advances on non-current assets	(855,298)	(160,256)
Net cash used in investing activities	(6,059,109)	(4,734,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	-	(338,353)
Payments on notes payable	(29,318)	-
Proceeds from warrants conversion	3,455,059	-
Proceeds from issuance of convertible notes	8,967,516	-
Repayments of former shareholders loan in acquiring company	(2,840,914)	-
Proceeds from short term loans - bank	13,515,598	-
Payments on short term loans - bank	(2,814,528)	(716,850)
Payments on long term loan - bank	(5,863,600)	-
Dividends paid to noncontrolling interest shareholders	(2,293,888)	(286,740)
Net cash provided by (used in) financing activities	12,095,925	(1,341,943)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	38,472	598,736
INCREASE IN CASH	41,533,517	9,213,923
CASH and CASH EQUIVALENTS, beginning of period	8,814,616	5,010,033
CASH and CASH EQUIVALENTS, end of period	$50,348,133	$14,223,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$7,525,262	$1,830,589
Interest paid (net of capitalized interest)	$911,846	$47,197
Non-cash investing and financing activities:
Reclassification of warrant liability to paid-in capital upon warrants conversion	$4,328,186	$-
Dividend paid by offsetting accounts receivable-related party	$943,907	$-
Dividend paid in exchange of holder of noncontrolling interest loan	$3,737,283	$-
Dividend paid by offsetting loan due from holder of noncontrolling interest	$4,470,995	$-
Net assets acquired with prepayments made in prior periods	$14,248,548	$-
Net assets acquired with unpaid investment	$2,849,710	$-
Land use right acquired with prepayments made in prior periods	$131,931	$-

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

Note 2 – Restatement of September 30, 2009 consolidated financial statements

This financial statements contain restatements related to the recognition of fair value of the callable feature for the warrants issued in 2006 and recognition of deferred tax liabilities in connection with business combination of Dalin for the three months ended and as of September 30, 2009.

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

According to the terms of the 2006 Warrants, the Company may, in its sole discretion, elect to require the 2006 Warrants holders to exercise up to all of the unexercised portion of the 2006 Warrants (“Callable Feature”). The Company inadvertently omitted the fair value of the Callable Features embedded in the 2006 Warrants when reclassifying the fair value of 2006 Warrants from equity to derivative liabilities as of January 1, 2009. As a result, the retained earnings and additional paid-in capital should have been increased by $535,615 and $138,160, respectively, and the derivative liabilities should have been decreased by $673,775 as of January 1, 2009. As a result, the loss of change in fair value of derivative liabilities during the three months and nine months ended September 30, 2009 should have been increased by $135,713 and decreased by $710,861, respectively. The retained earnings and additional paid-in capital should have been increased by $1,246,476 and decreased by $1,246,476, respectively, as of September 30, 2009.

Recognition of deferred tax liabilities in connection with the business combination of Dalin

In connection with the business combination of Dalin in 2009 (see note 1), the Company misinterpreted US GAAP regarding the accounting for the business combination. As a result, the Company did not recognize deferred tax liabilities for differences between the assigned values and the tax bases of the intangible assets and certain property, plant and equipment acquired in the business combination as in accordance with ASC Topic 740, Income Taxes. As of January 1, 2009, deferred tax liabilities of $4,749,099 should have been recognized with a corresponding increase in goodwill of $4,749,099. During the nine months ended September 30, 2009, the Company also should have recorded deferred tax benefit representing the tax effect of the amortization of intangible assets and the depreciation of property, plant and equipment for the nine months ended September 30, 2009. As a result, the goodwill and deferred tax liabilities of the company should have been increased by $4,776,491 and $4,401,608, respectively, as of September 30, 2009. The retained earnings and noncontrolling interest of the Company should have been increased $58,101 and $66,865 for the three months ended September 30, 2009, respectively, and $174,254 and $1,231,500 for the nine months ended September 30, 2009, respectively. The accumulated other comprehensive income of the Company should have been increased by $1,254 and $93, respectively, for the three month and nine months ended September 30, 2009, respectively.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The impact of these restatements on the September 30, 2009 financial statements is reflected in the following tables:

Balance Sheet Amounts				As Previously Reported	Restatement	As Restated
Goodwill (note 22)				$12,425,589	$4,776,491	$17,202,080
Total assets				160,167,737	4,776,491	164,944,228
Deferred tax liabilities (note 14)				-	4,401,608	4,401,608
Derivative liabilities				7,943,174	-	7,943,174
Total liabilities				81,863,822	4,401,608	86,265,430
Additional paid-in capital				19,191,623	(1,246,476)	17,945,147
Retained earnings				13,074,618	1,420,730	14,495,348
Accumulated other comprehensive income				5,102,487	(1,030,871)	4,071,616
Total stockholders' equity				50,784,346	(856,617)	49,927,729
Noncontrolling interest (note 21)				27,519,569	1,231,500	28,751,069
Total equity				78,303,915	374,883	78,678,798

	For the three months ended September 30, 2009			For the nine months ended September 30, 2009
Statement of Operations and Other Comprehensive Income Amounts	As Previously Reported	Restatement	As Restated	As Previously Reported	Restatement	As Restated

Change in fair value of derivative liabilities (note 17)	$13,242,333	$135,713	$13,378,046	$14,931,088	$(710,861)	$14,220,227
Net other expense	14,273,698	135,713	14,409,411	17,302,673	(710,861)	16,591,812
Income before income taxes	(245,964)	(135,713)	(381,677)	23,321,107	710,861	24,031,968
Provision for income taxes (note 14)	2,535,023	(124,902)	2,410,121	7,547,318	(374,603)	7,172,715
Net income	(2,780,987)	(10,811)	(2,791,798)	15,773,789	1,085,464	16,859,253
Net income attributable to noncontrolling interest (note 21)	3,412,582	66,801	3,479,383	10,738,295	200,349	10,938,644
Other comprehensive income	(62,767)	1,254	(61,513)	349,602	93	349,695
Foreign currency translation adjustments	(62,767)	(42,247)	(105,014)	349,602	(437,284)	(87,682)
Comprehensive income (loss) attributable to noncontrolling interest	-	43,501	43,501	-	437,377	437,377
Comprehensive income attributed to controlling interest	(6,256,336)	(119,859)	(6,376,195)	5,385,096	447,831	5,832,927
Basic earnings per share (note 13)	$(0.29)	$-	$(0.29)	$0.23	$0.05	$0.28
Diluted earnings per share (note 13)	$(0.29)	$-	$(0.29)	$0.23	$0.05	$0.28

Statement of Cash Flow				As Previously Reported	Restatement	As Restated
Net income				$15,773,789	$1,085,464	$16,859,253
Change in fair value of derivative liabilities				14,931,088	(710,861)	14,220,227
Deferred tax benefit, net				-	(374,603)	(374,603)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Reclassification of warrant liability to paid-in capital upon warrants conversion				5,712,822	(1,384,636)	4,328,186

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

(4) Qianfeng has payables to Guizhou Eakan Investing Corp. in the amount of approximately $2,122,772 (RMB14,470,160). Guizhou Eakan Investing Corp. is one of the shareholders of Guizhou Eakan, one of the Qianfeng’s minority shareholders. The Company borrowed the amount for working capital purposes. The balance is due on demand in the form of cash.

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

Note 6 – Inventories

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

Note 10 – Intangible assets, net

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

Note 12 – Convertible Notes

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

Note 13 - Earnings (loss) per share (Restated)

Basic earnings/(loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares outstanding during the period.

Earnings (loss) per share is as follows for the three months ended September 30,

	2009	2008
	(unaudited)	(unaudited)
Net income (loss) attributable to controlling interest for earnings (loss) per share	$(6,271,181)	$4,478,546
Weighted average shares used in basic computation	21,632,793	21,434,942
Diluted effect of warrants and options	-	69,687
Weighted average shares used in diluted computation	21,632,793	21,504,629
Earnings (loss) per share:
Basic	$(0.29)	$0.21
Diluted	$(0.29)	$0.21

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

Earning per share is as follows for the nine months ended September 30,

	2009	2008
	(unaudited)	(unaudited)
Net income attributable to controlling interest for earnings per share	$5,920,609	$8,780,500
Weighted average shares used in basic computation	21,504,002	21,434,942
Diluted effect of warrants and options	-	278,228
Weighted average shares used in diluted computation	21,504,002	21,713,170
Earnings per share:
Basic	$0.28	$0.41
Diluted	$0.28	$0.40

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

For the nine months ended September 30, 2009, 4,907,137 warrants, stock options and conversion options were excluded in the calculation of diluted earnings per share because of their anti-dilutive nature.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months and the nine months ended September 30, 2009 and September 30, 2008:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
U.S. statutory rates	34.0%	35.0%	34.0%	35.0%
Foreign income	(34.0)	(35.0)	(34.0)	(35.0)
China tax rates	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	(10.0)	(10.0)	(10.0)
Other items (1)	(15.0)	7.4	14.8	13.6
Effective income tax rates	0.0%	22.4%	29.8%	28.6%

(1) The (15.0)% represents the $13.4 million derivative mark-to-market expense as disclosed in below note 16 and the $1.7 million expenses incurred by CBP, Logic Express and Logic Holding that are not deductible in PRC for the three months ended September 30, 2009, which caused a loss of $245,964 before provision for income taxes and non-controlling interest. Therefore, we have incurred a zero effective tax rate for the three months ended September 30, 2009 due to a loss before provision for income tax. The 7.4% represents the $0.2 million expenses incurred by CBP, Logic Express that are not deductible in PRC for the three months ended September 30, 2008.

The 14.8% represents the $14.2 million derivative mark-to-market expense as disclosed in below note 17 and the $5.0 million expenses incurred by CBP, Logic Express and Logic Holding that are not deductible in PRC for the nine months ended September 30, 2009. The 13.6% represents the $2.5 million expenses incurred by CBP, Logic Express that are not deductible in PRC for the nine months ended September 30, 2008.

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

The provision for income taxes consists of the following for the three months ended September 30, 2009:

2009
Current
U.S.	$-
Foreign (China)	2,535,023
2,535,023
Deferred
U.S.	-
Foreign (China)	(124,902)
(124,902)

Provision for income taxes	$2,410,121

The provision for income taxes consists of the following for the nine months ended September 30, 2009:

2009
Current
U.S.	$-
Foreign (China)	7,547,318
7,547,318
Deferred
U.S.	-
Foreign (China)	(374,603)
(374,603)

Provision for income taxes	$7,172,715

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

Note 16 – Warrants and options

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 17 – Change in fair value of derivative liabilities (Restated)

Loss (gain) on change in fair value of derivative liabilities for the three and nine months ended September 30, 2009 comprised as following:

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009
Change in fair value of derivative liabilities of:	(Unaudited)	(Unaudited)
Conversion option of convertible notes	$6,988,311	$6,232,369
Warrants attached to convertible notes	3,554,340	3,181,749
Warrants issued to placement agent	270,550	242,106
Subtotal	10,813,201	9,656,224
Warrants issued with prior placements	2,564,845	3,738,742
Initial charge to income from convertible notes	-	825,261
Total	$13,378,046	$14,220,227

Note 18 – Interest expense (income), net

Interest expense (income), net for the three months ended September 30, 2009 and 2008 comprised as following:

	2009	2008
Interest expense (income), net	(Unaudited)	(Unaudited)
Interest expense – bank and other loans	$713,364	$15,128
Interest expense – convertible notes	135,940	-
Interest income	(124,533)	(36,841)
Total	$724,771	$(21,713)

Interest expense (income), net for the nine months ended September 30, 2009 and 2008 comprised as following:

	2009	2008
Interest expense (income), net	(Unaudited)	(Unaudited)
Interest expense – bank and other loans	$2,257,000	$59,800
Interest expense – convertible notes	157,118	-
Interest income	(434,580)	(67,331)
Total	$1,979,538	$(7,531)

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

Note 21 - Noncontrolling interest and distribution (Restated)

The roll forward of noncontrolling interest in the balance sheet is shown below:

	Fang Cheng Plasma Co. Minority Owner (20%)	Shandong Taibang Minority Owner (17.24%)	Guizhou Renyuan Minority Owners (75%)	Guiyang Qianfeng Minority Owners (46%)	Guiyang Dalin Minority Owner (10%)	Total Noncontrolling interest
December 31, 2007	$82,994	$4,098,344	$-	$-	$-	$4,181,338
Net income(loss)	(83,938)	3,387,779	-	-	-	3,303,841
Foreign currency translation gain/(loss)	944	301,303	-	-	-	302,247
Dividend declared	-	(2,982,045)	-	-	-	(2,982,045)
December 31, 2008	$-	$4,805,381	$-	$-	$-	$4,805,381

Dalin acquisition	-	-	2,444,304	17,317,066	1,763,689	21,525,059

Net income(loss)	(4,372)	3,729,183	(84,745)	6,308,851	989,727	10,938,644
Foreign currency translation gain/(loss)	3	92,770	140,378	243,146	(38,920)	437,377
Dividend declared	-	(1,212,834)	-	(7,327,205)	(415,353)	(8,955,392)
September 30, 2009 (unaudited)	$(4,369)	$7,414,500	$2,499,937	$16,541,858	$2,299,143	$28,751,069

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

Note 23 – Subsequent Events

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

  Net income: Net income decreased $10,749,727, or 240.0%, to a net loss of $6,271,181 for the three months ended September 30, 2009, from a net income of $4,478,546 for the same period in 2008, as a result of the $13.4 million non-cash charge of fair value of derivative liability.

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

(All amounts, other than percentages of revenue, in U.S. Dollars)

	Three Months Ended September 30,						Period-over-period
	2009			2008			Increase (Decrease)
	(Restated)						(Restated)
	Amount	% of Revenue		Amount	% of Revenue		Amount	%
Revenue	$27,039,739	100.0%		$13,799,915	100.0%		$13,239,824	95.9%
Costs of revenue	6,960,901	25.7%		4,138,077	30.0%		2,822,824	68.2%
Gross profit	20,078,838	74.3%		9,661,838	70.0%		10,417,000	107.8%

Operating Expenses:
Selling expenses	619,467	2.3%		780,246	5.7%		(160,779)	(20.6%	)
General and administrative expenses	5,169,137	19.1%		1,634,233	11.8%		3,534,904	216.3%
Research and development expenses	262,500	1.0%		201,037	1.5%		61,463	30.6%
Total operating expenses	6,051,104	22.4%		2,615,516	19.0%		3,435,588	131.4%
Income from operations	14,027,734	51.9%		7,046,322	51.1%		6,981,412	99.1%

Other Expense (Income):
Equity in loss (income) of unconsolidated affiliate	(31,051)	(0.1%	)	-	-		(31,051)	(100%	)
Change in fair value of warrant liabilities	13,378,046	49.5%		-	-		13,378,046	100%

Interest expense (income), net	724,771	2.7%		(21,713)	(0.2%	)	746,484	3,438.0%
Other expense (income), net	337,645	1.2%		57,815	0.4%		279,830	484.0%
Total Other Expense	14,409,411	53.3%		36,102	0.3%		14,373,309	39,813.1%
(Loss)Income before taxes and non-controlling interest	(381,677)	(1.4%	)	7,010,220	50.8%		(7,391,897)	(105.4%	)
Provision for income taxes	2,410,121	8.9%		1,572,816	11.4%		837,305	53.2%
Non-controlling interest	3,479,383	12.9%		958,858	6.9%		2,520,525	262.9%
Net (loss) income attributable to controlling interest	$(6,271,181)	(23.2%	)	$4,478,546	32.5%		$(10, 749,727)	(240.0%	)

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

Gross Profit

Gross profit increased by $10,417,000, or 107.8%, to $20,078,838 for the quarter ended September 30, 2009, from $9,661,838 for the same period in 2008. As a percentage of sales revenue, our gross profit margin increased by 4.3% to 74.3% for the quarter ended September 30, 2009, from 70.0% for the same period in 2008. The increase in our gross profit as a percentage of revenues is due primarily to the general price increase and increase in sales of higher margin products, which partially offset by the increase in our raw material costs.

Operating Expenses

Our total operating expenses increased by $3,435,588, or 131.4%, to $6,051,104 for the quarter ended September 30, 2009, from $2,615,516 for the same period in 2008. The increase was primarily attributable to the 216.3% increase in our general and administrative expenses during the 2009 period. As a percentage of sales revenue, total operating expenses increased by 3.4% to 22.4%.

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

Change in Fair Value of Derivative Liability

Prior to January 1, 2009, the warrants issued in 2006 were accounted for as equity instruments. Because the strike price of the warrants is denominated in USD and the Company’s functional currency is the RMB, the warrants are now classified as a derivative liability carried at fair value, with periodic changes in the fair value charged or credited to income each period. Similarly, the embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants that were issued in June 2009 are classified as derivative liabilities carried at fair value. For the three months ended September 30, 2009 and 2008, the Company recognized a loss on the change in the fair value of derivative liabilities of $13,378,046 and $0, respectively. The recognized loss on the change in the fair value is the direct result of the Company’s stock price increase from $4.03 to $7.52 as of June 30, 2009 and September 30, 2009, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

Interest Expense (income), net

Our net interest expense increased $746,484 to $724,771 for the quarter ended September 30, 2009, from interest income of $21,713 for the same period in 2008. The increase in interest expense is primarily due to the financing related to the acquisition of Dalin.

Income before Taxes and Non-Controlling Interest

Income before taxes and non-controlling interest for the three months ended September 30, 2009 and 2008 was a loss of $381,677 and income of $7,010,220, respectively, a decrease of $7,391,897, or 105.4%. Income before taxes and non-controlling interest as a percentage of revenues was a loss of1.4% and an income of 50.8% for the three months ended September 30, 2009 and 2008, respectively. The decrease is due directly to the non-cash charge of change in fair value of derivative liabilities of $13.4 million and the $0.7 million interest expenses arose from financing Dalin acquisition.

Provision for Income Taxes

Our provision for income taxes increased $837,305, or 53.2%, to $2,410,121 for the quarter ended September 30, 2009, from $1,572,816 for the same period in 2008. The increase in provision for income taxes is mainly due to the consolidation of Dalin, which was offset by the decrease of Shandong Taibang’s provision for income taxes as Shandong Taibang accrued its 2008 taxes at 25% before it was granted with preferential 15% tax rate for the 2008 tax year in early 2009.

Non-controlling interest

Non-controlling interest increased $2,520,525, or 262.9%, to $3,479,383 for the quarter ended September 30, 2009, from $958,858 for the same period in 2008.

Net Income attributable to controlling interest

As a result of the factors described above, net loss attributable to controlling interest decreased $10,749,727, or 240.0%, to $6,271,181 during the three months ended September 30, 2009, from the net income of $4,478,546 for the same period in 2008.

Comparison of Nine Months Ended September 30, 2009 and 2008

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue.

(All amounts, other than percentages of revenue, in U.S. Dollars)

	Nine Months Ended September 30,					Period-over-period
	2009		2008			Increase (Decrease)
	(Restated)					(Restated)
	Amount	% of Revenue	Amount	% of Revenue		Amount	%
Revenue	$81,369,882	100.0%	$33,574,764	100.0%		$47,795,118	142.4%
Costs of revenue	22,337,596	27.5%	9,725,103	29.0%		12,612,493	129.7%
Gross profit	59,032,286	72.5%	23,849,661	71.0%		35,182,625	147.5%

Operating Expenses:
Selling expenses	2,313,577	2.8%	1,785,340	5.3%		528,237	29.6%
General and administrative expenses	14,996,846	18.4%	5,756,087	17.1%		9,240,759	160.5%
Research and development expenses	1,098,083	1.3%	664,652	2.0%		433,431	65.2%
Total operating expenses	18,408,506	22.6%	8,206,079	24.4%		10,202,427	124.3%

Income from operations	40,623,780	49.9%	15,643,582	46.6%		24,980,198	159.7%

Other Expense (Income):
Equity in loss (income) of unconsolidated affiliate	19,092	0.0%	-	-		19,092	100.0%
Change in fair value of warrant liabilities	14,220,227	17.5%	-	-		14,220,227	100.0%
Interest expense (income), net	1,979,538	2.4%	(7,531)	(0.0%	)	1,987,069	26,385.2%
Other expense (income), net	372,955	0.5%	110,267	0.3%		262,688	238.2%
Total Other Expense	16,591,812	20.4%	102,736	0.3%		16,489,076	16,050.0%

Income before taxes and non-controlling interest	24,031,968	29.5%	15,540,846	46.3%		8,491,121	54.6%

Provision for income taxes	7,172,715	8.8%	4,437,141	13.2%		2,735,574	61.7%

Non-controlling interest	10,938,644	13.4%	2,323,205	6.9%		8,615,439	370.8%

Net income	$5,920,609	7.3%	$8,780,500	26.2%		$(2,859,891)	(32.6%	)

Revenues

Our revenues are derived primarily from the sales of our human albumin and immunoglobulin products. Our revenues increased 142.4%, or $47,795,118, to $81,369,882 for the nine months ended September 30, 2009, compared to revenues of $33,574,764 for the same period of 2008. The increase in revenues during the nine months of 2009 is primarily attributable to a general increase in the price of plasma based products, but was partially offset by a decrease in our sales volume for one of our products. Among the factors that contributed to the growth in revenue, foreign exchange translation accounted for 5.3% of the increase. Our financial results for the nine months ended September 30, 2009 also benefited from the consolidation of Dalin, which we acquired in the first quarter of 2009. Dalin contributed approximately $33.8 million in revenue, which accounted for approximately 41.5% of our total revenue for the nine months ended September 30, 2009. All of our approved products, except human hepatitis B immunoglobulin, recorded price increases ranging from 3.4% to 43.8%. For the nine months ended September 30, 2009, the average price for our approved human albumin products, which contributed 48.7% to our total revenues, increased 3.4%, the average price for our approved human immunoglobulin for intravenous injection products, which contributed 36.6% to our revenues, increased 8.8%, the average price for our approved human tetanus immunoglobulin products, which contributed 2.7% to our revenue, increased 12.2%, the average price for our approved human rabies immunoglobulin products, which contributed 4.8% to our revenues, increased 43.8%, and the average price for our approved human hepatitis B immunoglobulin products, which contributed 3.2% to our revenues, decreased 5.4% as compared to the same period in 2008. On July 1, 2008, the SFDA implemented the new 90-day quarantine period on plasma raw material. This new measure further tightens the raw material that is available for production, and has adversely impacted the already short supply of plasma-based products. As a result, during the nine months ended September 30, 2009, the supply of plasma-based products remained very tight industry-wide.

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

Change in Fair Value of Derivative Liabilities

Prior to January 1, 2009, the warrants issued in 2006 were accounted for as equity instruments. Because the strike price of the warrants is denominated in USD and the Company’s functional currency is the RMB, the warrants are now classified as a derivative liability carried at fair value, with periodic changes in the fair value charged or credited to income each period. Similarly, the embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants that were issued in June 2009 are classified as derivative liabilities carried at fair value. For the nine months ended September 30, 2009 and 2008, the Company recognized a loss on the change in the fair value of derivative liabilities of $14,220,227 and $0, respectively. The recognized loss on the change in the fair value is the direct result of the Company’s stock price increase from $2.00 to $7.52 as of December 31, 2008 and September 30, 2009, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

Interest Expense (income), net

Our net interest expense increased $1,987,069 to $1,979,538 for the nine months ended September 30, 2009, from interest income of $7,531 for the same period in 2008. The increase in interest expense is primarily due to the financing related to the acquisition of Dalin.

Income before Taxes and Non-Controlling Interest

Income before taxes and non-controlling interest for the nine months ended September 30, 2009 and 2008 was $24,031,968 and $15,540,846, respectively, an increase of $8,491,122, or 54.6% . Income before taxes and non-controlling interest as a percentage of revenues was 29.5% and 46.3% for the nine months ended September 30, 2009 and 2008, respectively. The increase is due directly to an increase in the selling prices of our products and the consolidation of Dalin, which was offset by the non-cash change in fair value of derivative liabilities of $14,220,227.

Provision for Income Taxes

Our provision for income taxes increased $2,735,574, or 61.7%, to $7,172,715 for the nine months ended September 30, 2009, from $4,437,141 for the same period in 2008. The increase in provision for income taxes is mainly due to the consolidation of Dalin, which was offset by the decrease of Shandong Taibang’s provision for income taxes as Shandong Taibang accrued its 2008 taxes at 25% before it was granted with preferential 15% tax rate for the 2008 tax year in early 2009. Our effective tax rate for the quarter ended September 30, 2009 and 2008 was 29.8% and 28.6%, respectively.

Non-controlling interest

Non-controlling interest increased $8,615,439 or 370.8%, to $10,938,644 for the nine months ended September 30, 2009, from $2,323,205 for the same period in 2008.

Net Income attributable to controlling interest

As a result of the factors described above, net income attributable to controlling interest decreased $2,859,891, or 32.6%, to $5,920,609 during the nine months ended September 30, 2009, from $8,780,500 for the same period in 2008.

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

Operating activities

Net cash provided by operating activities was $35,458,229 for the nine months ended September 30, 2009, as compared to $14,691,924 net cash provided by operating activities for the same period in 2008. The increase in net cash provided by operating activities was mainly due to the increase in operating income of $24,980,198 to $40,623,780 for the nine months ended September 30, 2009, as compared to $15,643,582 in the same period of 2008. For the nine months ended September 30, 2009, the net income attributed to non-controlling interest of $10,938,644, the warrants and derivative MTM charge of $14,220,227 and other non-cash activities of $5,530,213 brought the operating income to a net income of $5,920,609. The increase in customer deposit provided $4,154,255 in net cash. The increase in other payables and accrued liabilities provided $4,236,622 in net cash, which was offset by an increase in inventory of $9,729,616.

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