Form 10-Q/A
period 2010-03-31
China Biologic Products, Inc.
filed 2011-05-06
CIK 1369868

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

EXPLANATORY NOTE

China Biologic Products, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the "Amendment") to restate its consolidated financial statements for the three months ended March 31, 2010 included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, previously filed with the Securities and Exchange Commission on May 14, 2010 (the "the Original Filing"). This Amendment is being filed to amend the recognition of fair value of the callable feature for the warrants issued in 2006 and recognition of deferred tax liabilities in connection with business combination of Guiyang Dalin Biologic Technologies Co. Ltd. ("Dalin").

Recognition of fair value of the callable feature for the warrants issued in 2006

In 2006, the Company issued 1,070,000 warrants (the "2006 Warrants") to certain accredited investors. According to the terms of the 2006 Warrants, the Company may, in its sole discretion, elect to require the 2006 Warrants holders to exercise up to all of the unexercised portion of the 2006 Warrants ("Callable Feature"). The Company inadvertently omitted the fair value of the Callable Features embedded in the 2006 Warrants when reclassifying the fair value of 2006 Warrants from equity to derivative liabilities as of January 1, 2009 in adopting EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" (FASB ASC 815-40-15-5) ("EITF 07-05"). As a result, the retained earnings and additional paid-in capital should have been increased by $535,615 and $138,160, respectively, and the derivative liabilities should have been decreased by $673,775 as of January 1, 2009. The retained earnings and additional paid-in capital should have been increased by $1,246,476 and decreased by $1,246,476, respectively, as of March 31, 2010.

Recognition of deferred tax liabilities in connection with the business combination of Dalin

In connection with the business combination of Dalin in 2009, the Company misinterpreted the US GAAP regarding the accounting for the business combination. As a result, the Company did not recognize deferred tax liabilities for differences between the assigned values and the tax bases of the intangible assets and certain property, plant and equipment acquired in the business combination as in accordance with ASC Topic 740, Income Taxes. As of January 1, 2009, deferred tax liabilities of $4,749,099 should have been recognized with a corresponding increase in goodwill of $4,749,099. During the three months ended March 31, 2010, the Company also should have recorded deferred tax benefit representing the tax effect of the amortization of intangible assets and the depreciation of property, plant and equipment for the three months ended March 31, 2010. As a result, the goodwill, deferred tax liabilities, retained earnings and noncontrolling interest should have been increased by $4,775,139, $4,150,333, $290,477 and $334,143, respectively, as of March 31, 2010. The net income, net income attributable to noncontrolling interest and other comprehensive income of the Company should have been increased by $124,919, $66,810 and $43, for the three months ended March 31, 2010, respectively.

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
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA BIOLOGIC PRODUCTS, INC.
     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2010 and DECEMBER 31, 2009

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)
	(As Restated - Note 2)

CURRENT ASSETS:
Cash and cash equivalents	$51,190,425	$53,843,951
Notes receivable	550,125	-
Accounts receivable, net of allowance for doubtful accounts of $1,255,629 and $1,254,955 as of March 31,2010 and December 31, 2009, respectively	3,764,123	1,767,076
Accounts receivable - related party	270,086	222,617
Other receivables	2,177,594	2,186,441
Inventories, net of allowance for obsolete of $717,960 and $519,333 as of March 31,2010 and December 31, 2009, respectively	39,175,405	35,132,724
Prepayments and deferred expense	1,672,261	1,299,125
Deferred tax assets	785,081	1,053,771
Total current assets	99,585,100	95,505,705

PLANT AND EQUIPMENT, net	31,867,690	28,873,413

OTHER ASSETS:
Investment in unconsolidated affiliate	6,815,961	6,627,355
Prepayments - non-current	3,362,943	3,223,960
Intangible assets, net	20,335,295	21,180,322
Goodwill	17,200,728	17,200,728
Total other assets	47,714,927	48,232,365

Total assets	$179,167,717	$172,611,483

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,520,975	$3,701,843
Notes payable	-	48,598
Short term loans - bank	7,408,350	4,474,350
Short term loans - holder of noncontrolling interest	3,652,500	3,652,500
Other payables and accrued liabilities	17,282,264	19,246,814
Other payable - related parties	3,087,527	3,087,527
Accrued interest - holder of noncontrolling interest	1,154,687	2,068,526
Customer deposits	4,553,560	3,868,577
Taxes payable	7,519,268	8,774,079
Investment payable	2,195,365	2,195,365
Total current liabilities	50,374,496	51,118,179

OTHER LIABILITIES:
Other payable - land use right	323,390	323,687
Notes payable, net of discount of $7,325,349 and $8,464,380 as of March 31, 2010 and December 31, 2009, respectively	174,651	89,760
Derivative liability - conversion option	15,275,245	19,960,145
Fair value of derivative instruments	9,177,262	12,701,262
Deferred tax liabilities	4,150,333	4,275,295
Total other liabilities	29,100,881	37,350,149

Total liabilities	79,475,377	88,468,328

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized,
23,500,803 and 23,056,442 shares issued and outstanding at March 31 ,2010 and December 31, 2009, respectively	2,349	2,305
Additional paid-in-capital	26,778,332	21,270,601
Statutory reserves	19,831,853	17,414,769
Retained earnings	15,028,114	6,781,449
Accumulated other comprehensive income	4,246,881	4,227,537
Total shareholders' equity	65,887,529	49,696,661

NONCONTROLLING INTEREST	33,804,811	34,446,494

Total equity	99,692,340	84,143,155

Total liabilities and equity	$179,167,717	$172,611,483

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Unaudited)

	2010	2009
	(As Restated - Note 2)
REVENUES:
Revenues	$26,861,522	$20,905,869
Revenues - related party	237,031	242,729
Total revenues	27,098,553	21,148,598

COST OF REVENUES:
Cost of revenues	6,798,854	6,214,930

GROSS PROFIT	20,299,699	14,933,668

OPERATING EXPENSES:
Selling expenses	942,908	579,496
General and administrative expenses	4,962,252	3,822,907
Research and development expenses	1,168,655	467,727
Total operating expenses	7,073,815	4,870,130

INCOME FROM OPERATIONS	13,225,884	10,063,538

OTHER (INCOME) EXPENSE:
Equity in income of unconsolidated affiliate	(188,541)	(40,247)
Change in fair value of derivative liabilities	(3,833,577)	409,292
Interest expense, net	181,053	370,853
Other income - related party	(914,289)	-
Other expense, net	94,320	51,315
Total other (income) expense, net	(4,661,034)	791,213

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	17,886,918	9,272,325

PROVISION FOR INCOME TAXES	3,071,147	1,905,395

NET INCOME BEFORE NONCONTROLLING INTEREST	14,815,771	7,366,930

Less: Net income attributable to noncontrolling interest	4,152,022	3,058,134

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	10,663,749	4,308,796

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	19,344	18,633
Comprehensive income attributable to noncontrolling interest	(23,955)	427,298
COMPREHENSIVE INCOME	$10,659,138	$4,754,727

BASIC EARNINGS PER SHARE:
Weighted average number of shares	23,386,893	21,434,942
Earnings per share	$0.46	$0.20

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	26,471,425	21,434,942
Earnings per share	$0.26	$0.20

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained earnings		Accumulated
						other
	Common stock		Additional	Statutory		comprehensive	Noncontrolling
	Shares	Par value	paid in capital	reserves	Unrestricted	income	interest	Total
BALANCE, December 31, 2008	21,434,942	$2,143	$10,700,032	$6,989,801	$15,392,253	$4,159,298	$4,805,381	$42,048,908
Cumulative effect of reclassification of 2006 warrants			(600,289)		(393,962)			(994,251)
Stock based compensation			27,373					27,373
Net income					4,308,796		3,058,134	7,366,930
Dividend declared to noncontrolling interest shareholders							(4,633,987)	(4,633,987)
Noncontrolling interest acquired from acquisition							21,501,712	21,501,712
Adjustment to statutory reserve				2,760,836	(2,760,836)			-
Foreign currency translation adjustments						18,633	427,298	445,931
BALANCE, March 31, 2009 (unaudited)	21,434,942	$2,143	$10,127,116	$9,750,637	$16,546,251	$4,177,931	$25,158,538	$65,762,616
Stock based compensation			34,908					34,908
Warrants exercised	1,284,000	128	8,571,281					8,571,409
Convertible notes exercised	250,000	25	2,187,305					2,187,330
Stock option exercised	87,500	9	349,991					350,000
Net income					(2,100,670)		13,557,524	11,456,854
Dividend declared to noncontrolling interest shareholders							(4,321,405)	(4,321,405)
Noncontrolling interest acquired from acquisition							23,347	23,347
Adjustment to statutory reserve				7,664,132	(7,664,132)			-
Foreign currency translation adjustments						49,606	28,490	78,096
BALANCE, December 31, 2009	23,056,442	$2,305	$21,270,601	$17,414,769	$6,781,449	$4,227,537	$34,446,494	$84,143,155
Stock based compensation			571,893					571,893
Issuance of common stock upon exercise of Warrants	180,826	18	2,436,907					2,436,925
Issuance of common stock upon conversion of Convertible Note	263,535	26	2,498,931					2,498,957
Net income, as restated (Note 2)					10,663,749		4,152,022	14,815,771
Dividend declared to noncontrolling interest shareholders							(4,782,420)	(4,782,420)
Adjustment to statutory reserve				2,417,084	(2,417,084)			-
Non-control Interest transfer per equity transferred in Fangcheng							12,670	12,670
Foreign currency translation adjustments, as restated (Note 2)						19,344	(23,955)	(4,611)
BALANCE, March 31, 2010 (unaudited), as restated (Note 2)	23,500,803	$2,349	$26,778,332	$19,831,853	$15,028,114	$4,246,881	$33,804,811	$99,692,340

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:	(As Restated - Note 2)
Net income attributable to controlling interest	$10,663,749	$4,308,796
Net income attributable to noncontrolling interest	4,152,022	3,058,134
Consolidated net income	14,815,771	7,366,930
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	793,657	759,072
Amortization	869,251	838,459
Loss (gain) on disposal of equipment	3,019	(276)
Allowance for bad debt - accounts receivables	23,329	26,581
Allowance for obsolete inventories	198,559	-
Deferred tax benefit, net	89,664	(124,799)
Stock based compensation	571,893	27,373
Change in fair value of derivative liabilities	(3,833,577)	409,292
Amortization of deferred note issuance cost	86,790	-
Amortization of discount on convertible notes	99,318	-
Equity in income of unconsolidated affiliate	(188,541)	(40,246)
Change in operating assets and liabilities:
Notes receivable	(549,938)	(468,832)
Accounts receivable	(1,997,040)	(97,007)
Accounts receivable - related party	(47,452)	(212,367)
Other receivables	8,847	(18,487)
Inventories	(4,283,720)	(3,513,011)
Prepayments and deferred expenses	(512,690)	(124,944)
Accounts payable	(180,806)	(252,850)
Other payables and accrued liabilities	(2,383,690)	307,916
Accrued interest - holder of noncontrolling interest	(913,840)	305,966
Customer deposits	684,750	2,872,712
Taxes payable	(1,260,708)	(979,190)
Net cash provided by operating activities	2,092,846	7,082,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	334	11,938,784
Payments made for acquisition	(1,476,781)	-
Purchase of plant and equipment	(1,443,043)	(986,640)
Additions to intangible assets	(24,484)	(88,845)
Advances on non-current assets	(569,626)	(474,736)
Net cash (used in) provided by investing activities	(3,513,600)	10,388,563

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants conversion	689,160	-
Proceeds from short term loans - bank	5,924,660	7,647,822
Payments on short term loans - bank	(2,962,330)	-
Payments on notes payables	(48,582)	-
Distribution paid to noncontrolling interest shareholders	(4,780,790)	-
Net cash (used in) provided by financing activities	(1,177,882)	7,647,822

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(54,890)	72,655

(DECREASE) INCREASE IN CASH	(2,653,526)	25,191,332

CASH and CASH EQUIVALENTS, beginning of year	53,843,951	8,814,616

CASH and CASH EQUIVALENTS, end of year	$51,190,425	$34,005,948

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$3,806,691	$1,783,619
Interest paid (net of capitalized interest)	$62,286	$236,649
Non-cash investing and financing activities:
Reclassification of derivative liability to equity related to conversion of convertible notes	$1,809,771	$-
Reclassification of derivative liability to equity related to exercise of warrants	$2,436,907	$-
Distribution paid by offsetting accounts receivable - related party	$-	$3,735,243
Net assets acquired with prepayments made in prior periods	$-	$14,240,772
Net assets addition with unpaid commitment	$395,540	$14,240,772
Plant and equipment acquired with prepayments made in prior periods	$424,858	$87,305

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 2 – Restatement of March 31, 2010 consolidated financial statements

This financial statements contain restatements related to the recognition of fair value of the callable feature for the warrants issued in 2006 and recognition of deferred tax liabilities in connection with business combination of Dalin for the three months ended and as of March 31, 2010.

Recognition of fair value of the callable feature for the warrants issued in 2006

In 2006, the Company issued 1,070,000 warrants (the “2006 Warrants”) to certain accredited investors. According to the terms of the 2006 Warrants, the Company may, in its sole discretion, elect to require the 2006 Warrants holders to exercise up to all of the unexercised portion of the 2006 Warrants (“Callable Feature”). The Company inadvertently omitted the fair value of the Callable Features embedded in the 2006 Warrants when reclassifying the fair value of 2006 Warrants from equity to derivative liabilities as of January 1, 2009 in adopting EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” (FASB ASC 815-40-15-5) (“EITF 07-05”). As a result, the retained earnings and additional paid-in capital should have been increased by $535,615 and $138,160, respectively, and the derivative liabilities should have been decreased by $673,775 as of January 1, 2009. The retained earnings and additional paid-in capital should have been increased by $1,246,476 and decreased by $1,246,476, respectively, as of March 31, 2010.

Recognition of deferred tax liabilities in connection with the business combination of Dalin

In connection with the business combination of Dalin in 2009 (see Note 1), the Company misinterpreted US GAAP regarding the accounting for business combination. As a result, the Company did not recognize deferred tax liabilities for differences between the assigned values and the tax bases of the intangible assets and certain property, plant and equipment acquired in the business combination as in accordance with ASC Topic 740, Income Taxes. As of January 1, 2009, deferred tax liabilities of $4,749,099 should have been recognized with a corresponding increase in goodwill of $4,749,099. During the three months ended March 31, 2010, the Company also should have recorded deferred tax benefit representing the tax effect of the amortization of intangible assets and the depreciation of property, plant and equipment for the three months ended March 31, 2010. As a result, the goodwill, deferred tax liabilities, retained earnings, accumulated other comprehensive income and noncontrolling interest should have been increased by $4,775,139, $4,150,333, $290,477, $186 and $334,143, respectively, as of March 31, 2010. The net income, net income attributable to noncontrolling interest and other comprehensive income of the Company should have been increased by $124,919, $66,810 and $43, for the three months ended March 31, 2010, respectively.

Reclassification of accumulated other comprehensive income to noncontrolling interest

As required by ASC 810-10-50-1 Aa2, the Company reclassify $1,025,442 of accumulated other comprehensive income to noncontrolling interest as of March 31, 2010 to separately disclose the amounts of comprehensive income attributable to both the Company and noncontrolling interests. As a result of this reclassification, the accumulated other comprehensive income decreased by $1,025,442 and noncontrolling interests increased by $1,025,442 as of March 31, 2010. This reclassification has no effect on previously reported financial position or results.

The impact of these restatements and reclassificication on the March 31, 2010 financial statements is reflected in the following tables:

Balance Sheet Amounts	As Previously Reported	Restatement	Reclassification	As Restated
Goodwill	$12,425,589	$4,775,139	$-	$17,200,728
Total assets	174,392,578	4,775,139	-	179,167,717
Deferred tax liabilities (note 14)	-	4,150,333	-	4,150,333
Total liabilities	75,325,044	4,150,333	-	79,475,377
Additional paid-in-capital	28,024,808	(1,246,476)	-	26,778,332
Retained earnings	13,491,161	1,536,953	-	15,028,114
Accumulated other comprehensive income	5,272,137	186	(1,025,442)	4,246,881
Noncontrolling interest (note 21)	32,445,226	334,143	1,025,442	33,804,811
Total equity	99,067,534	624,806		99,692,340

Statement of Operations and Other Comprehensive Income Amounts	As Previously Reported	Restatement	Reclassification	As Restated
Provision for income taxes (note 14)	$3,196,066	$(124,919)	$-	$3,071,147
Net income	14,690,852	124,919	-	14,815,771
Net income attributable to noncontrolling interest (note 21)	4,085,212	66,810	-	4,152,022
Other comprehensive income	(4,654)	43	-	(4,611)
Foreign currency translation adjustments	(4,654)	23,998	-	19,344
Comprehensive income attributable to noncontrolling interest	-	(23,955)	-	(23,955)
Comprehensive income attributed to controlling interest	10,600,986	82,107	-	10,683,093
Basic earnings per share (note 13)	$0.45	$0.01	-	$0.46
Diluted earnings per share (note 13)	$0.41	$(0.15)	-	$0.26

Statement of Cash Flow	As Previously Reported	Restatement	Reclassification	As Restated
Net income	$14,690,852	$124,919	$-	$14,815,771
Deferred tax benefit, net	214,583	(124,919)	-	89,664

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

Note 6 – Inventories

Inventories consisted of the following:

	March 31, 2010	December 31, 2009
	(unaudited)
Raw materials	$21,671,903	$19,720,420
Work-in-process	8,938,701	8,407,319
Finished goods	9,282,761	7,524,318
Total	39,893,365	35,652,057
Less: Allowance for obsolete inventories	(717,960)	(519,333)
Inventories, net	$39,175,405	$35,132,724

Note 7 – Other receivables, prepayments and deferred expense

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

Note 10 – Intangible assets, net

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

Note 12 – Convertible Notes
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

Earnings (loss) per share is as follows for the three months ended March 31,

Basic earnings per share
	2010	2009
Net income attributable to controlling interest for basic earnings per share	$10,663,749	$4,308,796
Weighted average shares used in basic computation	23,386,893	21,434,942
Earnings per share - Basic	$0.46	$0.20

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010 (Unaudited)

Diluted earnings per share
	2010	2009
Net income attributable to controlling interest for basic earnings per share	$10,663,749	$4,308,796
Add: interest of convertible notes	172,121	-
Subtract: Gain from changes in Fair value of derivative liabilities and warrants	(3,833,576)	-
Net income attributable to controlling interest for diluted earnings per share	$7,002,294	$4,308,796

Weighted average shares used in basic computation	23,386,893	21,434,942
Diluted effect of convertible debentures, warrants and options	3,084,532	-
Weighted average shares used in diluted computation	26,471,425	21,434,942
Earnings per share - Diluted	$0.26	$0.20

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2010 and 2009:

	2010	2009
U.S. Statutory rates	34.0%	34.0%
Foreign Income	(34.0)	(34.0)
China Tax rates	25.0	25.0
China income tax exemption	(10.0)	(10.0)
Temporary differences (China) (1)	0.8	(1.4)
Other items (2)	1.4	6.9
Effective income tax rates	17.2%	20.5%

(1) The 0.8% represents the effect of realization of temporary difference of $143,771 for the three months ended March 31, 2010. The -1.4% represents the effect of realization of temporary difference of -$124,799 for the three months ended March 31, 2010.

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

The provision for income taxes consists of the following for the unaudited three months ended March 31, 2010 and 2009:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

	2010	2009
Current
U.S.	$-	$-
Foreign (China)	2,927,376	2,030,194
Total current	2,927,376	2,030,194
Deferred
U.S.	-	-
Foreign (China)	143,771	(124,799)
Total deferred	143,771	(124,799)

Provision for income taxes	$3,071,147	$1,905,395

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

As of March 31, 2010 and December 31, 2009, significant temporary differences between the tax basis and financial statement basis of accounting for assets and liabilities that gave rise to deferred taxes were principally related to the following:

	March 31, 2010	December 31, 2009
	(unaudited)
Deferred tax assets arising from:
-Accrued expenses	$785,081	$1,053,771
-Tax loss carryforwards	1,707,840	1,618,630
Gross deferred tax assets	2,492,921	2,672,401
Less: valuation allowance	(1,707,840)	(1,618,630)
Net deferred tax assets	$785,081	$1,053,771
Deferred tax liabilities arising from:
- Intangible assets	3,702,044	3,821,093
- Property, plant and equipment	448,289	454,202
Deferred tax liabilities	$4,150,333	$4,275,295
Classification on consolidated balance sheets:
Deferred tax assets - current	$785,081	$1,053,771
Deferred tax liabilities - non-current	$4,150,333	$4,275,295

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

Note 16 – Warrants and options

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

The summary of warrant activity is as follows:
		Weighted	Average
	Warrants	Average	Remaining
	Outstanding	Exercise Price	Contractual Life
December 31, 2008	1,284,000	$2.84	2.55
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
March 31, 2009 (unaudited)	1,284,000	$2.84	2.30
Granted	1,288,018	4.89	2.44
Forfeited	-	-	-
Exercised	(1,284,000)	2.84	1.80
December 31, 2009	1,288,018	$4.89	2.44
Granted	-	-	-
Forfeited	-	-	-
Exercised	(237,325)	4.80	3.17
March 31, 2010 (unaudited)	1,050,693	$4.80	2.20

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

Note 17 – Change in fair value of derivative liabilities

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

Note 21 - Noncontrolling interest and distribution (Restated)

The roll forward of noncontrolling interest in the balance sheet is shown below:

	Fang Cheng	Shandong	Guizhou	Guiyang	Guiyang
	Plasma Co.	Taibang	Renyuan	Qianfeng	Dalin
	Minority	Minority	Minority	Minority	Minority	Total
	Owner	Owner	Owners	Owners	Owner	Noncontrolling
	(20%)	(17.24%)	(75%)	(46%)	(10%)	interest
December 31, 2008	$-	$4,805,381	$-	$-	$-	$4,805,381
Dalin acquisition	-	-	2,444,203	17,317,241	1,763,615	21,525,059
Net income(loss)	(12,670)	5,321,061	(111,753)	9,884,220	1,534,800	16,615,658
Foreign currency translation gain/(loss)	-	(186)	115,238	330,316	10,420	455,788
Dividend declared	-	(1,212,834)	-	(7,327,205)	(415,353)	(8,955,392)
December 31, 2009	$(12,670)	$8,913,422	$2,447,688	$20,204,572	$2,893,482	$34,446,494
Net income(loss)		1,514,990	(59,708)	2,359,885	336,855	4,152,022
Reverse for 20% acquisition	12,670	-	-	-	-	12,670
Foreign currency translation gain/(loss)	-	93,941	25,115	(93,962)	(49,049)	(23,955)
Dividend declared	-	-	-	(4,048,920)	(733,500)	(4,782,420)
March 31, 2010 (unaudited)	$-	$10,522,353	$2,413,095	$18,421,575	$2,447,788	$33,804,811

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

Note 22 – Business combinations

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

Note 23 – Subsequent Events

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

  Revenue : Revenue increased $5,949,955, or 28.1%, to $27,098,553 for the three months ended March 31, 2010, from $21,148,598 for the same period in 2009.

  Gross Profit: Gross profit increased $5,366,031, or 35.9%, to $20,299,699 for the three months ended March 31, 2010, from $14,933,668 for the same period in 2009.

  Income from operations : Income from operations increased $3,162,346, or 31.4%, to $13,225,884 for the three months ended March 31, 2010, from $10,063,538 for the same period in 2009.

  Net income : Net income increased $6,354,953, or 147.5%, to $10,663,749 for the three months ended March 31, 2010, from $4,308,796 for the same period in 2009.

  Fully diluted net income per share: Fully diluted net income per share was $0.26 for the three months ended March 31, 2010, as compared to $0.20 for the same period in 2009.

Our net income, as reported in our result of operations for the three months ended March 31, 2010 and 2009, was $10,663,749 and $4,308,796, respectively. Our results of operations in the first quarter of 2010, as compared to the same period in 2009, was materially impacted by the price increase in our products and the income reflected from change in derivative liabilities.

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

For the Three-Month Periods Ended March 31, 2010 and 2009 (Unaudited)

	Three Months		$	%
	Ended March 31,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Revenue	$27,098,553	$21,148,598	$5,949,955	28.1%
Cost of revenue	6,798,854	6,214,930	583,924	9.4%
Gross profit	20,299,699	14,933,668	5,366,031	35.9%
Gross profit as a percentage of revenue	74.9%	70.6%	4.3%
Operating expenses	7,073,815	4,870,130	2,203,685	45.2%
Other (income) expense	(4,661,034)	791,213	(5,452,247)	(689.1%	)
Income before taxes and noncontrolling interest	17,886,918	9,272,325	8,614,593	92.9%
Income taxes	3,071,147	1,905,395	1,165,752	61.2%
Net income before noncontrolling interests	$14,815,771	$7,366,930	$7,448,841	101.1%

Revenues. Our revenues are derived primarily from the sales of our human albumin and immunoglobulin products. Our revenues increased 28.1%, or $5,949,955, to $27,098,553 for the three months ended March 31, 2010, compared to revenues of $21,148,598 for the three months ended March 31, 2009. The growth in revenue is mainly due to the general price increase of our products, as well as the 0.1% increase in foreign exchange translation. All of our approved products recorded price increases ranging from 3.1% to 118.3% . For the quarter ended March 31, 2010, the average price for our approved human albumin products, which contributed 46.9% to our total revenues, increased 3.1%, the average price for our approved human hepatitis B immunoglobulin products, which contributed 12.3% to our total revenues, increased 65.8%, the average price for our approved human immunoglobulin for intravenous injection products, which contributed 19.9% to our revenues, increased 34.2%, the average price for our approved human rabies immunoglobulin products, which contributed 13.9% to our revenues, increased 24.3%, the average price for our approved human tetanus immunoglobulin products, which contributed 2.5% to our revenue, increased 19.7%, and the average price for our approved human immunoglobulin products, which contributed 2.4% to our revenue, increased 118.3%, as compared to the same period in 2009. The general price increase in our products is mainly due to the continuing supply shortage in the industry. However, increased imports of human albumin products are alleviating the previous imbalance of supply and demand.

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

General and Administrative Expenses. For the three months ended March 31, 2010, our general and administrative expenses increased $1,139,345, or 29.8%, to $4,962,252, from $3,822,907 for the quarter ended March 31, 2009. General and administrative expenses as a percentage of sales increased by 0.2% to18.3% for the first quarter of 2010, from 18.1% for the same period in 2009. The increase in general and administrative expenses, as compared to the same period in 2009, is due primarily to the increase in travel, meal and entertainment and conference expenses as the result of integrating multiple sites after the acquisition of Dalin. The increase was offset by the decrease in legal and accounting expenses related to the acquisition of Dalin in the first quarter of 2009. Non-cash employee compensation for the three months ended March 31, 2010 increased to $571,893, from $27,373 for the same period in 2009, as a result of granting employee stock options to one of the Company’s officers and to its newly appointed independent director.

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

Change in Fair Value of Derivative Liabilities. The embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants that were issued in June 2009 are classified as derivative liabilities carried at fair value. For the three months ended March 31, 2010 and 2009, the Company recognized an income from the change in fair value of derivative liabilities in the amounts of $3,833,577 and a loss of $409,292, respectively. The recognized income from the change in the fair value of derivative liabilities in the first quarter of 2010 is mainly due to the Company’s stock price decrease from $12.08 to $11.04 as of December 31, 2009 and March 31, 2010, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

Interest (Income) Expense, net. Our net of interest (income) expense decreased by $189,800, or 51.2%, to an expense of $181,053 for the quarter ended March 31, 2010, from an interest expense of $370,853 for the same period in 2009. The decrease of interest expense was mainly due to the interest income increased by $0.3 million in the first quarter of 2010 from the Company’s short term deposits with financing institute.

Other income- related party. The other income from related party was due to the Company was  able to finally settle with $0.9 million less in interest expenses accrued in accordance with the Entrustment Agreement, dated April 6, 2009, among Logic Express, Shandong Taibang and the Shandong Institute of Biological Products, the holder of the minority interests in Shandong Taibang.

Income Tax Expense. Our provision for income taxes increased $1,165,752, or 61.2%, to $3,071,147 for the quarter ended March 31, 2010, from $1,905,395 for the same period in 2009. Our effective tax rate for the quarter ended March 31, 2010 and 2009 was 17.2% and 20.5%, respectively.

Net Income before Non-Controlling Interest. Our net income before non-controlling interest increased $7,448,841, or 101.1%, to $14,815,771 for the quarter ended March 31, 2010, from $7,366,930 for the same period in 2009. Income before non-controlling interest as a percentage of revenues was 54.7% and 34.8% for the quarter ended March 31, 2010 and 2009, respectively.

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

Operating activities

Net cash provided by operating activities was $2.1 million for the quarter ended March 31, 2010, as compared to $7.1 million net cash provided by operating activities for the same period in 2009. The decrease in net cash provided by operating activities was mainly due to the increase in inventory and accounts receivable of $4.3 million and $2.0 million, respectively, as well as the decrease in other payables and taxes payable of $2.4 million and $1.3 million, respectively, offset by the increase in cash related consolidated net income of $7.4 million, to $14.8 million for the quarter ended March 31, 2010, as compared to $7.4 million in the same period of 2009.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chao Ming Zhao and our Chief Financial Officer, Mr. Y. Tristan Kuo, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2010. Based upon, and as of the date of this evaluation, Messrs. Zhao and Kuo, determined that, because of the material weaknesses described in Item 9A. “Controls and Procedures” on our annual report on Form 10-K for the year ended December 31, 2009, which we are still in the process of remediating, as of March 31, 2010, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of annual report on Form 10-K, as amended on March 31, 2011, for the year ended December 31, 2009 for the description of these weaknesses.

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

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit Number	Description

21*	Subsidiaries*

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* previously filed.

60

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BIOLOGIC PRODUCTS, INC.

Dated: May 6, 2011

/s/ Chao Ming Zhao
Chao Ming Zhao
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2011

/s/ Y. Tristan Kuo
Y. Tristan Kuo
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

61

EXHIBIT INDEX

Exhibit Number	Description

21*	Subsidiaries*

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* previously filed.

62