Form 10-Q/A
period 2010-06-30
China Biologic Products, Inc.
filed 2011-05-06
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
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

EXPLANATORY NOTE

China Biologic Products, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the "Amendment") to restate its consolidated financial statements for the three months and six months ended June 30, 2010, previously filed with the Securities and Exchange Commission on August 13, 2010 (the "the Original Filing"). This Amendment is being filed to amend the recognition of fair value of the callable feature for the warrants issued in 2006 and recognition of deferred tax liabilities in connection with business combination of Guiyang Dalin Biologic Technologies Co., Ltd. (“Dalin”).

Recognition of fair value of the callable feature for the warrants issued in 2006

In 2006, the Company issued 1,070,000 warrants (the “2006 Warrants”) to certain accredited investors. According to the terms of the 2006 Warrants, the Company may, in its sole discretion, elect to require the 2006 Warrants holders to exercise up to all of the unexercised portion of the 2006 Warrants (“Callable Feature”). The Company inadvertently omitted the fair value of the Callable Features embedded in the 2006 Warrants when reclassifying the fair value of 2006 Warrants from equity to derivative liabilities as of January 1, 2009 in adopting EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” (FASB ASC 815-40-15-5) (“EITF 07-05”). As a result, the retained earnings and additional paid-in capital should have been increased by $535,615 and $138,160, respectively, and the derivative liabilities should have been decreased by $673,775 as of January 1, 2009. The retained earnings and additional paid-in capital should have been increased by $1,246,476 and decreased by $1,246,476, respectively, as of June 30, 2010.

Recognition of deferred tax liabilities in connection with the business combination of Dalin

In connection with the business combination of Dalin in 2009, the Company misinterpreted US GAAP regarding the accounting for the business combination. As a result, the Company did not recognize deferred tax liabilities for differences between the assigned values and the tax bases of the intangible assets and certain property, plant and equipment acquired in the business combination as in accordance with ASC Topic 740, Income Taxes. As of January 1, 2009, deferred tax liabilities of $4,749,099 should have been recognized with a corresponding increase in goodwill of $4,749,099. During the six months ended June 30, 2010, the Company also should have recorded deferred tax benefit representing the tax effect of the amortization of intangible assets and the depreciation of property, plant and equipment for the six months ended June 30, 2010. As a result, the goodwill, deferred tax liabilities, retained earnings, accumulated other comprehensive income and noncontrolling interest should have been increased by $4,794,669, $4,041,837, $348,616, $1,577 and $402,639, respectively, as of June 30, 2010. The net income, net income attributable to noncontrolling interest and other comprehensive income of the Company should have been increased by $124,986, $66,847 and $3,040, respectively, for three months ended June 30, 2010 and $249,905, $133,657 and $3,083, respectively, for six months ended June 30, 2010.

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

CHINA BIOLOGIC PRODUCTS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 and DECEMBER 31, 2009

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)
	( As Restated – Note 2)

CURRENT ASSETS:
Cash and cash equivalents	$56,263,131	$53,843,951
Accounts receivable, net of allowance for doubtful accounts of $1,253,975 and $1,254,955 as of June 30,2010 and December 31, 2009, respectively	5,658,429	1,767,076
Accounts receivable - related party	229,817	222,617
Other receivables	2,291,010	2,186,441
Inventories, net of allowance for obsolete of $742,269 and $519,333 as of June 30, 2010 and December 31, 2009, respectively	41,434,786	35,132,724
Prepayments and deferred expense	1,848,327	1,299,125
Deferred tax assets	1,119,908	1,053,771
Total current assets	108,845,408	95,505,705

PLANT AND EQUIPMENT, net	35,598,253	28,873,413

OTHER ASSETS:
Investment in unconsolidated affiliate	7,001,553	6,627,355
Prepayments - non-current	2,637,092	3,223,960
Intangible assets, net	19,988,081	21,180,322
Goodwill	17,220,258	17,200,728
Total other assets	46,846,984	48,232,365

Total assets	$191,290,645	$172,611,483

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,268,413	$3,701,843
Notes payable	-	48,598
Short term loans - bank	5,965,650	4,474,350
Short term loans - holder of noncontrolling interest	-	3,652,500
Other payables and accrued liabilities	20,592,061	19,246,814
Other payable - related parties	3,100,153	3,087,527
Accrued interest - holder of noncontrolling interest	-	2,068,526
Customer deposits	4,051,003	3,868,577
Taxes payable	7,509,571	8,774,079
Investment payable	78,800	2,195,365
Current maturities of notes payable, net of discount of $7,112,409 as of June 30, 2010	387,591	-
Total current liabilities	44,953,242	51,118,179

OTHER LIABILITIES:
Other payable - land use right	324,265	323,687
Derivative liability - conversion option	13,522,842	19,960,145
Fair value of derivative instruments	8,658,837	12,701,262
Deferred tax liabilities	4,041,837	4,275,295
Notes payable, net of discount of $8,464,380 as of December 31, 2009	-	89,760
Total other liabilities	26,547,781	37,350,149

Total liabilities	71,501,023	88,468,328

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 23,513,533 and 23,056,442 shares issued and outstanding at June 30 ,2010 and December 31, 2009, respectively	2,351	2,305
Additional paid-in-capital	26,824,278	21,270,601
Statutory reserves	23,233,527	17,414,769
Retained earnings	24,562,122	6,781,449
Accumulated other comprehensive income	4,522,321	4,227,537
Total shareholders' equity	79,144,599	49,696,661

NONCONTROLLING INTEREST	40,645,023	34,446,494

Total equity	119,789,622	84,143,155

Total liabilities and equity	$191,290,645	$172,611,483

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(As Restated – Note 2)		(As Restated – Note 2)

REVENUES:
Revenues	$40,580,807	$33,030,868	$67,442,329	$53,936,737
Revenues - related party	327,509	150,677	564,540	393,406
Total revenues	40,908,316	33,181,545	68,006,869	54,330,143

COST OF REVENUES:
Cost of revenues	9,058,906	9,161,765	15,857,760	15,376,695

GROSS PROFIT	31,849,410	24,019,780	52,149,109	38,953,448

OPERATING EXPENSES:
Selling expenses	1,856,881	1,114,614	2,799,789	1,694,110
General and administrative expenses	5,905,950	6,004,802	10,868,202	9,827,709
Research and development expenses	1,317,483	367,856	2,486,138	835,583
Total operating expenses	9,080,314	7,487,272	16,154,129	12,357,402

INCOME FROM OPERATIONS	22,769,096	16,532,508	35,994,980	26,596,046

OTHER (INCOME) EXPENSE :
Equity in loss (income) of unconsolidated affiliate	(157,114)	90,390	(345,655)	50,143
Change in fair value of derivative liabilities	(2,270,829)	432,889	(6,104,406)	842,181
Interest expense, net	439,005	883,914	620,058	1,254,767
Other income - related party	(449)	-	(914,738)	-
Other expense, net	102,914	(16,005)	197,234	35,310
Total other (income) expense, net	(1,886,473)	1,391,188	(6,547,507)	2,182,401

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	24,655,569	15,141,320	42,542,487	24,413,645

PROVISION FOR INCOME TAXES	4,961,895	2,857,199	8,033,042	4,762,594

NET INCOME	19,693,674	12,284,121	34,509,445	19,651,051

Less: Net income attributable to noncontrolling interest	6,757,992	4,401,127	10,910,014	7,459,261

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	12,935,682	7,882,994	23,599,431	12,191,790

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	275,440	(1,301)	294,784	17,332
Comprehensive (income) loss attributable to noncontrolling interest	164,372	(33,422)	140,417	393,876
COMPREHENSIVE INCOME	$13,375,494	$7,848,271	$24,034,632	$12,602,998

BASIC EARNINGS PER SHARE:
Weighted average number of shares	23,511,435	21,442,909	23,449,508	21,438,948
Earnings per share	$0.55	$0.37	$1.01	$0.57

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	26,599,255	21,442,909	26,541,685	21,438,948
Earnings per share	$0.41	$0.37	$0.68	$0.57

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated
	Common stock		Additional	Retained earnings		other
			Paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par value	capital	reserves	Unrestricted	income (loss)	interest	Totals

BALANCE, December 31, 2008	21,434,942	$2,143	$10,700,032	$6,989,801	$15,392,253	$4,159,298	$4,805,381	$42,048,908

Cumulative effect of reclassification of warrants			(600,289)		(393,962)			(994,251)
Stock based compensation			54,967					54,967
Issuance of common stock upon exercise of warrants	40,000	4	211,297					211,301
Net income					12,191,790		7,459,261	19,651,051
Dividend declared to noncontrolling interest							(4,633,987)	(4,633,987)
Noncontrolling interest acquired from acquisition							21,525,059	21,525,059
Adjustment to statutory reserve				4,748,201	(4,748,201)			-
Foreign currency translation adjustments						17,332	393,876	411,208

BALANCE, June 30, 2009 (unaudited)	21,474,942	$2,147	$10,366,007	$11,738,002	$22,441,880	$4,176,630	$29,549,590	$78,274,256

Stock based compensation			7,314					7,314
Issuance of common stock upon exercise of warrants	1,244,000	124	8,359,984					8,360,108
Issuance of common stock upon conversion of convertible notes	250,000	25	2,187,305					2,187,330
Stock option exercised	87,500	9	349,991					350,000
Net income					(9,983,664)		9,156,397	(827,267)
Dividend declared to noncontrolling interest							(4,321,405)	(4,321,405)
Adjustment to statutory reserve				5,676,767	(5,676,767)			-
Foreign currency translation adjustments						50,907	61,912	112,819

BALANCE, December 31, 2009	23,056,442	$2,305	$21,270,601	$17,414,769	$6,781,449	$4,227,537	$34,446,494	$84,143,155

Stock based compensation			617,841					617,841
Issuance of common stock upon exercise of warrants	180,826	18	2,436,907					2,436,925
Issuance of common stock upon conversion of convertible notes	263,535	27	2,498,930					2,498,957
Stock option exercised	12,730	1	(1)					-
Net income, as restated (Note 2)					23,599,431		10,910,014	34,509,445
Dividend declared to noncontrolling interest							(4,864,572)	(4,864,572)
Adjustment to statutory reserve				5,818,758	(5,818,758)			-
Noncontrolling interest transfer per equity transferred in Fangcheng							12,670	12,670
Foreign currency translation adjustments, as restated (Note 2)						294,784	140,417	435,201

BALANCE, June 30, 2010 (unaudited), as restated (Note 2)	23,513,533	$2,351	$26,824,278	$23,233,527	$24,562,122	$4,522,321	$40,645,023	$119,789,622

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009
	(As Restated – Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$23,599,431	$12,191,790
Net income attributable to noncontrolling interest	10,910,014	7,459,261
Consolidated net income	34,509,445	19,651,051
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,670,321	1,589,625
Amortization	1,740,659	1,704,248
(Gain) Loss on disposal of equipment	3,020	(506)
Recovery of bad debt previously reserved	(8,973)	(22,311)
Allowance for bad debt - other receivables and prepayment	432,895	406,736
Allowance for obsolete inventories	219,897	-
Deferred tax benefit, net	(311,476)	(249,701)
Stock based compensation	617,841	54,967
Change in fair value of derivative liabilities	(6,104,406)	842,181
Amortization of deferred note issuance cost	171,667	25,323
Amortization of discount on convertible notes	312,259	20,356
Equity in (income) loss of unconsolidated affiliate	(345,655)	50,143
Change in operating assets and liabilities:
Accounts receivable	(3,861,953)	(676,036)
Accounts receivable - related party	(6,264)	(375,810)
Other receivables	(95,231)	(23,082)
Inventories	(6,351,255)	(4,130,960)
Prepayments and deferred expenses	(849,198)	(750,937)
Accounts payable	(446,713)	(50,767)
Other payables and accrued liabilities	1,252,134	4,594,379
Accrued interest - holder of noncontrolling interest	(2,068,526)	911,084
Customer deposits	169,398	4,251,476
Taxes payable	(1,294,805)	608,063
Net cash provided by operating activities	19,355,081	28,429,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	-	11,943,673
Payments made for acquisition	(4,022,288)	(10,373,854)
Purchase of plant and equipment	(6,154,212)	(1,865,746)
Additions to intangible assets	(87,769)	(1,014,766)
Advances on non-current assets	(471,667)	(590,428)
Net cash used in investing activities	(10,735,936)	(1,901,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants conversion	689,160	113,700
Proceeds from issuance of convertible notes	-	8,971,337
Repayments of former shareholders loan in acquiring company	-	(2,652,737)
Proceeds from short term loans - bank	5,867,600	13,513,754
Payments on short term loans - bank	(4,400,700)	-
Payments on long term loan - bank	-	(5,862,800)
Repayments of non-controlling shareholder loan	(3,652,500)	-
Payments on notes payables	(48,595)	-
Distribution paid to noncontrolling interest shareholders	(4,864,240)	-
Net cash (used in) provided by financing activities	(6,409,275)	14,083,254

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	209,310	52,750

INCREASE IN CASH	2,419,180	40,664,405

CASH and CASH EQUIVALENTS, beginning of periods	53,843,951	8,814,616

CASH and CASH EQUIVALENTS, end of periods	$56,263,131	$49,479,021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$9,500,399	$4,351,056
Interest paid	$161,684	$715,158
Non-cash investing and financing activities:
Reclassification of derivative liability to equity related to conversion of convertible notes	$2,498,957	$-
Reclassification of derivative liability to equity related to exercise of warrants	$1,747,765	$97,601
Distribution paid in exchange of holder of noncontrolling interest loan	$-	$3,736,773
Distribution paid by offsetting accounts receivable - related party	$-	$3,720,649
Net assets addition with unpaid commitment	$-	$2,849,321
Intangible assets acquired with prepayments made in prior periods	$440,070	$-
Plant and equipment acquired with prepayments made in prior periods	$629,166	$14,290,227

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 2–Restatement of June 30, 2010 consolidated financial statements

This financial statements contain restatements related to the recognition of fair value of the callable feature for the warrants issued in 2006 and recognition of deferred tax liabilities in connection with business combination of Dalin for the three months and six months ended and as of June 30, 2010.

Recognition of fair value of the callable feature for the warrants issued in 2006

In 2006, the Company issued 1,070,000 warrants (the “2006 Warrants”) to certain accredited investors. According to the terms of the 2006 Warrants, the Company may, in its sole discretion, elect to require the 2006 Warrants holders to exercise up to all of the unexercised portion of the 2006 Warrants (“Callable Feature”). The Company inadvertently omitted the fair value of the Callable Features embedded in the 2006 Warrants when reclassifying the fair value of 2006 Warrants from equity to derivative liabilities as of January 1, 2009 in adopting EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” (FASB ASC 815-40-15-5) (“EITF 07-05”). As a result, the retained earnings and additional paid-in capital should have been increased by $535,615 and $138,160, respectively, and the derivative liabilities should have been decreased by $673,775 as of January 1, 2009. The retained earnings and additional paid-in capital should have been increased by $1,246,476 and decreased by $1,246,476, respectively, as of June 30, 2010.

Recognition of deferred tax liabilities in connection with the business combination of Dalin

In connection with the business combination of Dalin in 2009 (see Note 1), the Company misinterpreted US GAAP regarding the accounting for business combination. As a result, the Company did not recognize deferred tax liabilities for differences between the assigned values and the tax bases of the intangible assets and certain property, plant and equipment acquired in the business combination as in accordance with ASC Topic 740, Income Taxes. As of January 1, 2009, deferred tax liabilities of $4,749,099 should have been recognized with a corresponding increase in goodwill of $4,749,099. During the six months ended June 30, 2010, the Company also should have recorded deferred tax benefit representing the tax effect of the amortization of intangible assets and the depreciation of property, plant and equipment for the six months ended June 30, 2010. As a result, the goodwill, deferred tax liabilities, retained earnings, accumulated other comprehensive income and noncontrolling interest should have been increased by $4,794,669, $4,041,837, $348,616, $1,577 and $402,639, respectively, as of June 30, 2010. The net income, net income attributable to noncontrolling interest and other comprehensive income of the Company should have been increased by $124,986, $66,847 and $3,040, respectively, for three months ended June 30, 2010 and $249,905, $133,657 and $3,083, respectively, for six months ended June 30, 2010.

The impact of these restatements on the June 30, 2010 financial statements is reflected in the following tables:

	As Previously
Balance Sheet Amounts	Reported	Restatement	As Restated
Goodwill	$12,425,589	$4,794,669	$17,220,258
Total assets	186,495,976	4,794,669	191,290,645
Deferred tax liabilities (note 14)	-	4,041,837	4,041,837
Total liabilities	67,459,186	4,041,837	71,501,023
Additional paid-in-capital	28,070,754	(1,246,476)	26,824,278
Retained earnings	22,967,030	1,595,092	24,562,122
Accumulated other comprehensive income	4,520,744	1,577	4,522,321
Noncontrolling interest (note 21)	40,242,384	402,639	40,645,023
Total stockholders' equity	119,036,790	752,832	119,789,622

	For the three months ended June 30, 2010			For the six months ended June 30, 2010
Statement of Operations and Other Comprehensive	As Previously			As Previously
Income Amounts	Reported	Restatement	As Restated	Reported	Restatement	As Restated
Provision for income taxes (note 14)	$5,086,881	$(124,986)	$4,961,895	$8,282,947	$(249,905)	$8,033,042
Net income	19,568,688	124,986	19,693,674	34,259,540	249,905	34,509,445
Net income attributable to noncontrolling interest (note 21)	6,691,145	66,847	6,757,992	10,776,357	133,657	10,910,014
Other comprehensive income	436,772	3,040	439,812	432,118	3,083	435,201
Foreign currency translation adjustments	274,049	1,391	275,440	293,350	1,434	294,784
Other comprehensive income attributable to noncontrolling interest	162,723	1,649	164,372	138,768	1,649	140,417
Comprehensive income attributed to controlling interest	13,151,592	59,530	13,211,122	23,776,533	117,682	23,894,215
Basic earnings per share (note 13)	$0.55	$-	$0.55	$1.00	$0.01	$1.01
Diluted earnings per share (note 13)	$0.49	$(0.08)	$0.41	$0.90	$(0.22)	$0.68

				As Previously
Statement of Cash Flow				Reported	Restatement	As Restated
Net income				$34,259,540	$249,905	$34,509,445
Deferred tax benefit, net				(61,571)	(249,905)	(311,476)

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

Note 6 – Inventories

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

Other payables and accruals

Other payables and accruals consist of the following:

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

	June 30, 2010	December 31, 2009
	(unaudited)
Other payables (1)	$8,859,086	$7,465,640
Accruals for promotion costs and others (2)	4,573,108	5,281,843
Accruals for salaries and welfare	1,265,973	2,341,874
Accruals for RTO expenses	-	245,657
Accruals for selling commission and promotion fee	2,022,181	691,858
Other Payable - government grant	95,466	143,488
Other payable - deposit received	294,185	160,683
Other payable - funds(3)	3,410,812	2,383,501
Accrued interest	71,250	81,264
Others(4)	-	451,006
Total	$20,592,061	$19,246,814

(1)	The other payables mainly comprise of deposits by potential strategic investors with the amount of $7,506,408 (or RMB 50,960,000). As of June 30, 2010, Qianfeng has received in an aggregate amount of $7,506,408 from potential private strategic investors in connection with subscribing shares from Qianfeng pursuant to Equity Purchase Agreement. The registration of the new investors as Qianfeng’s shareholders and the related increase in registered capital of Qianfeng with the Administration for Industry and Commerce (“AIC”) is incomplete due to shareholders dispute as disclosed in the legal proceedings section below (Note 14). Additional interest of $1.35 million was accrued for the year from 2007 to current quarter based on average market interest rate around 5.9%.

(2)	Accruals for promotions and others mainly represent the payables for donors promoting expenses, payables to employees and payables to vendors or subcontractors for construction in plasma stations in Qianfeng.

(3)	Other payable-funds represents bonus accrual for all employees based on the policy approved by the Board, as well as the best estimated from the management.

(4)	Others mainly comprise of the contingent liability due to the pending, outcome of the preceding of Qianfeng’s Guarantee to a Third Party as disclosed in below legal proceedings section below, Qianfeng provisioned a loss contingency reserve during its third quarter of 2009 for approximately $451,006 (RMB 3,074,342) to cover its share of the enforcement of this judgment. Qianfeng has paid the contingent liability off in full amount on May 21, 2010.

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

Note 12 – Convertible Notes

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Earnings (loss) per share is as follows for the three months ended June 30,

Basic earnings per share

	2010	2009
	(unaudited)	(unaudited)
Net income attributable to controlling interest for basic earnings per share	$12,935,682	$7,882,994

Weighted average shares used in basic computation	23,511,435	21,442,909
Earnings per share - Basic	$0.55	$0.37

Diluted earnings per share

	2010	2009
	(unaudited)	(unaudited)

Net income attributable to controlling interest for basic earnings per share	$12,935,682	$7,882,994
Add: interest of convertible notes	284,190	-
Subtract: Gain from changes in Fair value of derivative liabilities and warrants	(2,270,829)	-
Net income attributable to controlling interest for diluted earnings per share	$10,949,043	$7,882,994

Weighted average shares used in basic computation	23,511,435	21,442,909
Diluted effect of convertible debentures, warrants and options	3,087,820	-
Weighted average shares used in diluted computation	26,599,255	21,442,909

Earnings per share - Diluted	$0.41	$0.37

For the three months ended June 30, 2010, 50,000 shares of stock option were excluded from the calculation because of anti-diluted nature. All other warrants, stock options and conversion options were included in the calculation of diluted earnings per share because of their dilutive nature.

For the three months ended June 30, 2009, all outstanding warrants, stock options and conversion options were excluded in the calculation of diluted earnings per share because of their anti-dilutive nature.

Earnings (loss) per share is as follows for the six months ended June 30,

Basic earnings per share

	2010	2009
	(unaudited)	(unaudited)
Net income attributable to controlling interest for basic earnings per share	$23,599,431	$12,191,790

Weighted average shares used in basic computation	23,449,508	21,438,948
Earnings per share - Basic	$1.01	$0.57

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Diluted earnings per share

	2010	2009
	(unaudited)	(unaudited)

Net income attributable to controlling interest for basic earnings per share	$23,599,431	$12,191,790
Add: interest of convertible notes	456,311	-
Subtract: Gain from changes in Fair value of derivative liabilities and warrants	(6,104,406)	-
Net income attributable to controlling interest for diluted earnings per share	$17,951,336	$12,191,790

Weighted average shares used in basic computation	23,449,508	21,438,948
Diluted effect of convertible debentures, warrants and options	3,092,177	-
Weighted average shares used in diluted computation	26,541,685	21,438,948

Earnings per share - Diluted	$0.68	$0.57

For the six months ended June 30, 2010, 50,000 shares of stock option were excluded from the calculation because of anti-diluted nature. All other warrants, stock options and conversion options were included in the calculation of diluted earnings per share because of their dilutive nature.

For the six months ended June 30, 2009, all outstanding warrants, stock options and conversion options were excluded in the calculation of diluted earnings per share because of their anti-dilutive nature.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and six months ended June

	For the three months		For the six months
	ended June 30,		ended June 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
U.S. Statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign Income	(34.0)	(34.0)	(34.0)	(34.0)
China Tax rates	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	(10.0)	(10.0)	(10.0)
Temporary differences (China) (1)	(1.9)	(2.0)	(0. 8)	(1.8)
Other items (2)	7.0	5.9	4.7	6.3
Effective income tax rates	20.1%	18.9%	18.9%	19.5%

(1) The -1.9% and -2.0% represent the effect of realization of temporary difference of -$459,813 and -$124,902 for the three months ended June 30, 2010 and June 30, 2009, respectively.  The -0.8% and -1.8% represent the effect of realization of temporary difference of -$316,042 and -$ 249,701 for the six months ended June 30, 2010 and June 30, 2009, respectively.

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The provision for income taxes consists of the following for the unaudited three months and six months ended June 30, 2010 and 2009:

	Three months ended,		Six months ended,
	2010	2009	2010	2009
Current
U.S.	$-	$-	$-	$-
Foreign (China)	5,421,708	2,982,101	8,349,084	5,012,295
	5,421,708	2,982,101	8,349,084	5,012,295
Deferred
U.S.	-	-	-	-
Foreign (China)	(459,813)	(124,902)	(316,042)	(249,701)
	(459,813)	(124,902)	(316,042)	(249,701)

Provision for income taxes	$4,961,895	$2,857,199	$8,033,042	$4,762,594

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

The Company’s deferred taxes reflect the tax effect of temporary differences recorded as assets for financial reporting purposes and the comparable amounts recorded for income tax purpose. The deferred tax assets are measured using the enacted tax rates and law. Significant components of the deferred tax assets as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
	(unaudited)
Deferred tax assets arising from:
-Accrued expenses	$1,119,908	$1,053,771
-Tax loss carryforwards	1,936,599	1,618,630
Gross deferred tax assets	3,056,507	2,672,401
Less: valuation allowance	(1,936,599)	(1,618,630)
Net deferred tax assets	$1,119,908	$1,053,771
Deferred tax liabilities arising from:
- Intangible assets	$3,598,681	$3,821,093
- Property, plant and equipment	443,156	454,202
Deferred tax liabilities	$4,041,837	$4,275,295
Classification on consolidated balance sheets:
Deferred tax assets - current	$1,119,908	$1,053,771
Deferred tax liabilities - non-current	$4,041,837	$4,275,295

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

Note 21 - Noncontrolling interest and distribution (Restated)

The roll forward of noncontrolling interest in the balance sheet is shown below (other comprehensive income-translation gain was allocated to the noncontrolling interest):

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

	Fang Cheng	Shandong	Guizhou	Guiyang	Guiyang
	Plasma Co.	Taibang	Renyuan	Qianfeng	Dalin
	Minority	Minority	Minority	Minority	Minority	Total
	Owner	Owner	Owners	Owners	Owner	Noncontrolling
	(20%)	(17.24%)	(75%)	(46%)	(10%)	interest
December 31, 2008	$-	$4,805,381	$-	$-	$-	$4,805,381
Dalin acquisition	-	-	2,444,203	17,317,241	1,763,615	21,525,059
Net income(loss)	(12,670)	5,321,062	(111,753)	9,884,220	1,534,799	16,615,658
Foreign currency translation gain/(loss)	-	(187)	115,238	330,316	10,421	455,788
Dividend declared	-	(1,212,834)	-	(7,327,205)	(415,353)	(8,955,392)
December 31, 2009	$(12,670)	$8,913,422	$2,447,688	$20,204,572	$2,893,482	$34,446,494
Net income(loss)		3,511,946	(76,681)	6,618,884	855,865	10,910,014
Reverse for 20% acquisition	12,670	-	-			12,670
Foreign currency translation gain/(loss)	-	144,325	34,931	(1,555)	(37,284)	140,417
Dividend declared	-	-	-	(4,048,920)	(815,652)	(4,864,572)
June 30, 2010 (unaudited)	$-	$12,569,693	$2,405,938	$22,772,981	$2,896,411	$40,645,023

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

Note 23 – Subsequent Events

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
  Net income: Net income increased $5,052,688, or 64.1%, to $12,935,682 for the three months ended June 30, 2010, from $7,882,994 for the same period in 2009.
  Fully diluted net income per share: Fully diluted net income per share was $0.41 for the three months ended June 30, 2010, as compared to $0.37 for the same period in 2009.

Our net income, as reported in our result of operations for the three months ended June 30, 2010 and 2009, was $12, 935,682 and $7,882,994, respectively. Our results of operations in the second quarter of 2010, as compared to the same period in 2009, was materially impacted by unit price increases and sales volume increases of our products, as well as the reduction of change in derivative liabilities.

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

For the Three-Month Periods Ended June 30, 2010 and 2009 (Unaudited)

	Three Months		$	%
	Ended June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Revenue	$40,908,316	$33,181,545	$7,726,771	23.3%
Cost of revenue	9,058,906	9,161,765	(102,859)	(1.1%	)
Gross profit	31,849,410	24,019,780	7,829,630	32.6%
Gross profit as a percentage of revenue	77.9%	72.4%	5.5%
Operating expenses	9,080,314	7,487,272	1,593,042	21.3%
Other (income) expense	(1,886,473)	1,391,188	(3,277,661)	(235.6%	)
Income before taxes and noncontrolling interest	24,655,569	15,141,320	9,514,249	62.8%
Income taxes	4,961,895	2,857,199	2,104,696	73.7%
Net income before noncontrolling interests	$19,693,674	$12,284,121	$7,409,553	60.3%

Revenues. Our revenues are derived primarily from the sales of our human albumin and immunoglobulin products. Our revenues increased 23.3%, or $7,726,771, to $40,908,316 for the three months ended June 30, 2010, compared to revenues of $33,181,545 for the three months ended June 30, 2009. The growth in revenue is mainly due to the general price increase of our products, as well as the 0.1% increase in foreign exchange translation. All of our approved products recorded price increases ranging from 0.1% to 433.5% . For the quarter ended June 30, 2010, the average price for our approved human albumin products, which contributed 46.4% to our total revenues, increased 0.1%, the average price for our approved human hepatitis B immunoglobulin products, which contributed 6.9% to our total revenues, increased 433.5%, the average price for our approved human immunoglobulin for intravenous injection products, which contributed 39.3% to our revenues, increased 26.9%, the average price for our approved human rabies immunoglobulin products, which contributed 3.2% to our revenues, increased 21.6%, the average price for our approved human tetanus immunoglobulin products, which contributed 2.9% to our revenue, increased 2.3%, and the average price for our approved human immunoglobulin products, which contributed 0.5% to our revenue, increased 130.3%, as compared to the same period in 2009.

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

Selling Expenses. For the quarter ended June 30, 2010, our selling expenses increased to $1,856,881, from $1,114,614 for the quarter ended June 30, 2009, an increase of $742,267, or 66.6% . As a percentage of sales, our selling expenses for the quarter ended June 30, 2010 increased by 1.1%, to 4.5%, from 3.4% for second quarter 2009. The increase in selling expenses is mainly due to an increase in promotional and conference activities as the Company continues its efforts in expanding its penetration into hospital and inoculation centers.

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

Research and Development Expenses. For the quarter ended June 30, 2010 and 2009, our research and development expenses were $1,317,483 and $367,856, respectively, an increase of $949,627 or 258.2% . As a percentage of revenues, our research and development expenses for the quarter ended June 30, 2010 and 2009 were 3.2% and 1.1%, respectively. The increase in research and development expenses is due primarily to the allocation of cost associated with the development of two new products that are at the end of developing stages. We expect to receive approval from SFDA for these two new products in late 2010 or early 2011.

Change in Fair Value of Derivative Liabilities. The embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants that were issued in June 2009 are classified as derivative liabilities carried at fair value. For the three months ended June 30, 2010 and 2009, the Company recognized an income from the change in fair value of derivative liabilities in the amounts of $2,270,829 and a loss of $432,889, respectively. The recognized income from the change in the fair value of derivative liabilities in the second quarter of 2010 is mainly due to the Company’s stock price decrease from $11.04 to $10.99 as of March 31, 2010 and June 30, 2010, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

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

Income Tax Expense. Our provision for income taxes increased $2,104,696, or 73.7%, to $4,961,895 for the quarter ended June 30, 2010, from $2,857,199 for the same period in 2009. Our effective tax rate for the quarter ended June 30, 2010 and 2009 was 20.1% and 18.9%, respectively. Among the increase of $2.1 million in income taxes, $1.3 million is due to the dividend tax imposed by PRC tax authorities on dividends distributed by the Company’s two main operating entities to their parent company, Logic Express.

Net Income before Non-Controlling Interest. Our net income before non-controlling interest increased $7,409,553, or 60.3%, to $19,693,674 for the quarter ended June 30, 2010, from $12,284,121 for the same period in 2009. Income before non-controlling interest as a percentage of revenues was 48.1% and 37% for the quarter ended June 30, 2010 and 2009, respectively. The increase in net income before non-controlling interest is mainly due to the increases in selling price and volume, as well as the decrease in change in fair value of derivative liabilities.

For the Six-Month Periods Ended June 30, 2010 and 2009 (Unaudited)

	Six Months		$	%
	Ended June 30,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Revenue	$68,006,869	$54,330,143	$13,676,726	25.2%
Cost of revenue	15,857,760	15,376,695	481,065	3.1%
Gross profit	52,149,109	38,953,448	13,195,661	33.9%
Gross profit as a percentage of revenue	76.7%	71.7%	5.0%
Operating expenses	16,154,129	12,357,402	3,796,727	30.7%
Other (income) expense	(6,547,507)	2,182,401	(8,729,908)	(400.0%	)
Income before taxes and noncontrolling interest	42,542,487	24,413,645	18,128,842	74.3%
Income taxes	8,033,042	4,762,594	3,270,448	68.7%
Net income before noncontrolling interests	$34,509,445	$19,651,051	$14,858,394	75.61%

Revenues. Our revenues are derived primarily from the sales of our human albumin and immunoglobulin products. Our revenues increased 25.2%, or $13,676,726, to $68,006,869 for the six months ended June 30, 2010, compared to revenues of $54,330,143 for the six months ended June 30, 2009. The growth in revenue is mainly due to unit price increases of our products, as well as a 0.1% increase in foreign exchange translation. All of our approved products recorded price increases ranging from 1.3% to 375.0% . For the six months ended June 30, 2010, the average price for our approved human albumin products, which contributed 46.5% to our total revenues, increased 1.3%, the average price for our approved human hepatitis B immunoglobulin products, which contributed 9.0% to our total revenues, increased 375.0%, the average price for our approved human immunoglobulin for intravenous injection products, which contributed 31.5% to our revenues, increased 31.6%, the average price for our approved human rabies immunoglobulin products, which contributed 7.5% to our revenues, increased 23.9%, the average price for our approved human tetanus immunoglobulin products, which contributed 2.7% to our revenue, increased 19.9%, and the average price for our approved human immunoglobulin products, which contributed 1.2% to our revenue, increased 119.7%, as compared to the same period in 2009. As the imported human albumin continues to increase, the Company expects the price of human albumin may experience some pressure in the second half of 2010, while price of other products remain stable.

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

     Selling Expenses. For the six months ended June 30, 2010, our selling expenses increased to $2,799,789, from $1,694,110 for the same period in 2009, an increase of $1,105,679, or 65.3%. As a percentage of sales, our selling expenses for the six months ended June 30, 2010 increased by 1.0%, to 4.1%, from 3.1% for the same period in 2009. The increase in selling expenses for the first half of 2010 is due primarily to the increased promotional and conference activities as the Company continues its efforts in expanding its penetration into hospital and inoculation centers.

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

Change in Fair Value of Derivative Liabilities. The embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants that were issued in June 2009 are classified as derivative liabilities carried at fair value. For the six months ended June 30, 2010 and 2009, the Company recognized an income from the change in fair value of derivative liabilities in the amounts of $6,104,406 and a loss of $842,181, respectively. The recognized income from the change in the fair value of derivative liabilities in the first six months of 2010 is mainly due to the Company’s stock price decrease from $12.08 to $10.99 as of December 31, 2009 and June 30, 2010, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

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

Income Tax Expense. Our provision for income taxes increased $3,270,448, or 68.7%, to $8,033,042 for the six months ended June 30, 2010, from $4,762,594 for the same period in 2009. Our effective tax rate for the six months ended June 30, 2010 and 2009 was 18.9% and 19.5%, respectively. Among the increase of $3.3 million in income taxes, $1.8 million is due to the dividend tax imposed by PRC tax authorities on dividends distributed by the Company’s two main operating entities to their parent company, Logic Express, during the first half of 2010.

Net Income before Non-Controlling Interest. Our net income before non-controlling interest increased $14,858,394, or 75.6%, to $34,509,445 for the six months ended June 30, 2010, from $19,651,051 for the same period in 2009. Income before non-controlling interest as a percentage of revenues was 50.7% and 36.2% for the six months ended June 30, 2010 and 2009, respectively.

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