Form 10-Q/A
period 2010-09-30
China Biologic Products, Inc.
filed 2011-05-06
CIK 1369868

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

________________________________________________________________
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

EXPLANATORY NOTE

China Biologic Products, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the "Amendment") to restate its consolidated financial statements for the three months and nine months ended September 30, 2010, previously filed with the Securities and Exchange Commission on November 15, 2010 (the "the Original Filing"). This Amendment is being filed to amend the recognition of fair value of the callable feature for the warrants issued in 2006 and recognition of deferred tax liabilities in connection with business combination of Guiyang Dalin Biologic Technologies Co., Ltd. (“Dalin”).

Recognition of fair value of the callable feature for the warrants issued in 2006

In 2006, the Company issued 1,070,000 warrants (the “2006 Warrants”) to certain accredited investors. According to the terms of the 2006 Warrants, the Company may, in its sole discretion, elect to require the 2006 Warrants holders to exercise up to the entire unexercised portion of the 2006 Warrants (“Callable Feature”). The Company inadvertently omitted the fair value of the Callable Features embedded in the 2006 Warrants when reclassifying the fair value of 2006 Warrants from equity to derivative liabilities as of January 1, 2009 in adopting EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” (FASB ASC 815-40-15-5) (“EITF 07-05”). As a result, the retained earnings and additional paid-in capital should have been increased by $535,615 and $138,160, respectively, and the derivative liabilities should have been decreased by $673,775 as of January 1, 2009. The retained earnings and additional paid-in capital should have been increased by $1,246,476 and decreased by $1,246,476, respectively, as of September 30, 2010.

Recognition of deferred tax liabilities in connection with the business combination of Dalin

In connection with the business combination of Dalin in 2009, the Company misinterpreted US GAAP regarding the accounting for the business combination. As a result, the Company did not recognize deferred tax liabilities for differences between the assigned values and the tax bases of the intangible assets and certain property, plant and equipment acquired in the business combination as in accordance with ASC Topic 740, Income Taxes. As of January 1, 2009, deferred tax liabilities of $4,749,099 should have been recognized with a corresponding increase in goodwill of $4,749,099. During the nine months ended September 30, 2010, the Company also should have recorded deferred tax benefit representing the tax effect of the amortization of intangible assets and the depreciation of property, plant and equipment for the nine months ended September 30, 2010. As a result, the goodwill, deferred tax liabilities, retained earnings, accumulated other comprehensive income and noncontrolling interest should have been increased by $4,872,790, $3,980,174, $407,228, $7,989 and $477,399, respectively, as of September 30, 2010. The net income, net income attributable to noncontrolling interest and other comprehensive income of the Company should have been increased by $126,001, $67,389 and $13,783, respectively, for three months ended September 30, 2010 and $375,906, $201,046 and $16,866, respectively, for nine months ended September 30, 2010.

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

INDEX TO FINANCIAL STATEMENTS

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 and DECEMBER 31, 2009

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
	(As Restated – Note 2)
CURRENT ASSETS:
Cash and cash equivalents	$64,579,098	$53,843,951
Accounts receivable, net of allowance for doubtful accounts of $1,274,406 and $1,254,955 as of September 30, 2010 and December 31, 2009, respectively	6,338,162	1,767,076
Accounts receivable - related party	247,702	222,617
Other receivables	2,678,276	2,186,441
Inventories, net of allowance for obsolete of $653,340 and $519,333 as of September 30, 2010 and December 31, 2009, respectively	46,584,094	35,132,724
Prepayments and deferred expense	1,679,041	1,299,125
Deferred tax assets	1,285,733	1,053,771
Total current assets	123,392,106	95,505,705

PLANT AND EQUIPMENT, net	36,992,255	28,873,413

OTHER ASSETS:
Investment in unconsolidated affiliate	7,443,372	6,627,355
Prepayments - non-current	3,470,787	3,223,960
Intangible assets, net	19,198,734	21,180,322
Goodwill	17,298,379	17,200,728
Total other assets	47,411,272	48,232,365

Total assets	$207,795,633	$172,611,483

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,787,455	$3,701,843
Notes payable	-	48,598
Short term loans - bank	6,062,850	4,474,350
Short term loans - holder of noncontrolling interest	-	3,652,500
Other payables and accrued liabilities	22,632,005	19,246,814
Other payable - related parties	3,150,659	3,087,527
Accrued interest - holder of noncontrolling interest	-	2,068,526
Customer deposits	4,120,667	3,868,577
Taxes payable	7,415,225	8,774,079
Investment payable	74,816	2,195,365
Current maturities of notes payable, net of discount of $6,639,846 as of September 30, 2010	860,154	-
Total current liabilities	48,103,831	51,118,179
OTHER LIABILITIES:
Other payable - land use right	329,086	323,687
Derivative liability - conversion option	11,255,816	19,960,145
Fair value of derivative instruments	7,133,071	12,701,262
Deferred tax liabilities	3,980,174	4,275,295
Notes payable, net of discount of $8,464,380 as of December 31, 2009	-	89,760
Total other liabilities	22,698,147	37,350,149

Total liabilities	70,801,978	88,468,328

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 23,513,533 and 23,056,442 shares issued and outstanding at September 30 ,2010 and December 31, 2009, respectively	2,351	2,305
Additional paid-in-capital	26,888,090	21,270,601
Statutory reserves	26,307,589	17,414,769
Retained earnings	35,221,563	6,781,449
Accumulated other comprehensive income	5,843,090	4,227,537
Total shareholders' equity	94,262,683	49,696,661

NONCONTROLLING INTEREST	42,730,972	34,446,494

Total equity	136,993,655	84,143,155

Total liabilities and equity	$207,795,633	$172,611,483

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(As Restated –		(As Restated –
	Note 2)		Note 2)
REVENUES:
Revenues	$35,847,351	$26,924,616	$103,289,680	$80,861,353
Revenues - related party	156,414	115,123	720,954	508,529
Total revenues	36,003,765	27,039,739	104,010,634	81,369,882

COST OF REVENUES:
Cost of revenues	8,682,502	6,960,901	26,126,366	22,337,596

GROSS PROFIT	27,321,263	20,078,838	77,884,268	59,032,286

OPERATING EXPENSES:
Selling expenses	2,229,685	619,467	5,029,474	2,313,577
General and administrative expenses	5,832,118	5,169,137	16,700,320	14,996,846
Research and development expenses	431,991	262,500	1,332,025	1,098,083
Total operating expenses	8,493,794	6,051,104	23,061,819	18,408,506

INCOME FROM OPERATIONS	18,827,469	14,027,734	54,822,449	40,623,780

OTHER (INCOME) EXPENSE :
Equity in loss (income) of unconsolidated affiliate	(323,015)	(31,051)	(668,670)	19,092
Change in fair value of derivative liabilities	(3,792,793)	13,378,046	(9,897,199)	14,220,227
Interest expense, net	511,287	724,771	1,131,345	1,979,538
Other income - related party	(453)	-	(915,191)	-
Other expense, net	142,736	337,645	339,970	372,955
Total other (income) expense , net	(3,462,238)	14,409,411	(10,009,745)	16,591,812

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	22,289,707	(381,677)	64,832,194	24,031,968

PROVISION FOR INCOME TAXES	3,373,557	2,410,121	11,406,599	7,172,715

NET INCOME (LOSS)	18,916,150	(2,791,798)	53,425,595	16,859,253

Less: Net income attributable to noncontrolling interest	5,182,647	3,479,383	16,092,661	10,938,644

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	13,733,503	(6,271,181)	37,332,934	5,920,609
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	1,320,769	(105,014)	1,615,553	(87,682)
Comprehensive (income) loss attributable to noncontrolling interest	673,502	43,501	813,919	437,377
COMPREHENSIVE INCOME	$15,727,774	$(6,332,694)	$39,762,406	$6,270,304

BASIC EARNINGS PER SHARE:
Weighted average number of shares	23,513,533	21,632,793	23,471,084	21,504,002
Earnings per share	$0.58	$(0.29)	$1.59	$0.28

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	26,578,471	21,632,793	26,575,801	21,504,002
Earnings per share	$0.39	$(0.29)	$1.07	$0.28

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated
	Common stock		Additional	Retained earnings		other
			paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par value	capital	reserves	Unrestricted	income (loss)	interest	Totals
BALANCE, December 31, 2008	21,434,942	$2,143	$10,700,032	$6,989,801	$15,392,253	$4,159,298	$4,805,381	$42,048,908

Cumulative effect of reclassification of warrants			(600,289)		(393,962)			(994,251)
Stock based compensation			62,281					62,281
Issuance of common stock upon exercise of warrants	1,215,500	122	7,783,123					7,783,245
Net income					5,920,609		10,938,644	16,859,253
Dividend declared to noncontrolling interest							(8,955,392)	(8,955,392)
Noncontrolling interest acquired from acquisition							21,525,059	21,525,059
Adjustment to statutory reserve				6,423,552	(6,423,552)			-
Foreign currency translation adjustments						(87,682)	437,377	349,695

BALANCE, September 30, 2009 (unaudited)	22,650,442	$2,265	$17,945,147	$13,413,353	$14,495,348	$4,071,616	$28,751,069	$78,678,798

Issuance of common stock upon exercise of warrants	68,500	6	788,158					788,164
Issuance of common stock upon conversion of convertible notes	250,000	25	2,187,305					2,187,330
Stock option exercised	87,500	9	349,991					350,000
Net income					(3,712,483)		5,677,014	1,964,531
Adjustment to statutory reserve				4,001,416	(4,001,416)			-
Foreign currency translation adjustments						155,921	18,411	174,332

BALANCE, December 31, 2009	23,056,442	$2,305	$21,270,601	$17,414,769	$6,781,449	$4,227,537	$34,446,494	$84,143,155

Stock based compensation			681,653					681,653
Issuance of common stock upon exercise of warrants	180,826	18	2,436,907					2,436,925
Issuance of common stock upon conversion of convertible notes	263,535	27	2,498,930					2,498,957
Stock option exercised	12,730	1	(1)					-
Net income, as restated (Note 2)					37,332,934		16,092,661	53,425,595
Dividend declared to noncontrolling interest							(8,634,772)	(8,634,772)
Adjustment to statutory reserve				8,892,820	(8,892,820)			-
Noncontrolling interest transfer in Fangcheng							12,670	12,670
Foreign currency translation adjustments, as restated (Note 2)						1,615,553	813,919	2,429,472

BALANCE, September 30, 2010 (unaudited), as restated (Note 2)	23,513,533	$2,351	$26,888,090	$26,307,589	$35,221,563	$5,843,090	$42,730,972	$136,993,655

The accompanying notes are an integral part of these consolidated statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009
	(As Restated –
	Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$37,332,934	$5,920,609
Net income attributable to noncontrolling interest	16,092,661	10,938,644
Consolidated net income	53,425,595	16,859,253
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,379,794	2,158,206
Amortization	2,614,637	2,654,269
Loss on disposal of equipment	9,685	114,246
Recovery of bad debt previously reserved	(6,694)	(9,621)
Allowance for bad debt - accounts receivables	-	90,442
Allowance for bad debt - other receivables and prepayment	434,105	659,788
Allowance for obsolete inventories	121,244	-
Deferred tax benefit, net	(582,664)	(374,603)
Stock based compensation	681,653	62,281
Change in fair value of derivative liabilities	(9,897,199)	14,220,227
Amortization of deferred note issuance cost	258,753	110,938
Amortization of discount on convertible notes	784,822	45,175
Equity in (income) loss of unconsolidated affiliate	(668,670)	19,092
Change in operating assets and liabilities:
Accounts receivable	(4,450,082)	(1,306,293)
Accounts receivable - related party	(20,176)	378,308
Other receivables	(439,357)	(485,641)
Inventories	(10,666,230)	(9,729,616)
Prepayments and deferred expenses	(746,863)	(511,819)
Accounts payable	9,738	(149,764)
Other payables and accrued liabilities	1,456,220	4,236,622
Accrued interest - holder of noncontrolling interest	(2,068,526)	1,319,555
Customer deposits	176,961	4,154,255
Taxes payable	(1,510,679)	942,929
Net cash provided by operating activities	31,296,067	35,458,229

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	-	11,945,303
Proceeds from dividend receivable	-	147,256
Payments made for acquisition	(4,026,415)	(10,373,854)
Payments made for unconsolidated affiliate	-	(3,224,980)
Purchase of plant and equipment	(6,225,041)	(2,323,903)
Additions to intangible assets	(88,238)	(1,374,146)
Proceeds from sale of equipment	-	513
Advances on non-current assets	(1,249,980)	(855,298)
Net cash used in investing activities	(11,589,674)	(6,059,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants conversion	689,160	3,455,059
Proceeds from issuance of convertible notes	-	8,967,516
Repayments of former shareholders loan in acquiring company	-	(2,840,914)
Proceeds from short term loans - bank	5,884,000	13,515,598
Payments on short term loans - bank	(4,413,000)	(2,814,528)
Payments on long term loan - bank	-	(5,863,600)
Repayments of non-controlling shareholder loan	(3,652,500)	-
Payments on notes payables	(48,731)	(29,318)
Distribution paid to noncontrolling interest shareholders	(8,628,886)	(2,293,888)
Net cash (used in) provided by financing activities	(10,169,957)	12,095,925

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,198,711	38,472

INCREASE IN CASH	10,735,147	41,533,517

CASH and CASH EQUIVALENTS, beginning of periods	53,843,951	8,814,616

CASH and CASH EQUIVALENTS, end of periods	$64,579,098	$50,348,133

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$13,477,608	$7,525,262
Interest paid	$247,649	$911,846
Non-cash investing and financing activities:
Reclassification of derivative liability to equity related to conversion of convertible notes	$2,498,957	$4,328,186
Reclassification of derivative liability to equity related to exercise of warrants	$1,747,765	$-
Distribution paid in exchange of holder of noncontrolling interest loan	$-	$3,737,283
Distribution paid by offsetting accounts receivable - related party	$-	$943,907
Distribution paid by offsetting loan due from holder of noncontrolling interest	$-	$4,470,995
Net assets acquired with prepayments made in prior periods	$-	$14,248,548
Net assets addition with unpaid investment	$-	$2,849,710
Plant and equipment addition with unpaid commitment	$1,485,944	$-
Intangible assets acquired with prepayments made in prior periods	$441,300	$131,931
Plant and equipment acquired with prepayments made in prior periods	$630,925	$-

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

Acquisition of the 17.24% Minority Interest of Taibang Medical

On July 8, 2010, Logic China entered into an equity transfer agreement to purchase 100% of the equity interest in Taibang Medical from the Company’s indirect 82.76% -owned subsidiary Shandong Taibang with a cash purchase price of RMB 6,440,000 (approximately $947,327). The equity transfer was registered with the local Administration for Industry and Commerce (“AIC”) on September 10, 2010 and the purchase price was fully paid on September 23, 2010. With this equity transfer, Taibang Medical is now the Company’s indirect 100% owned subsidiary and the Company will be able to consolidate its resources in the sales and marketing of Shandong Taibang and Qianfeng’s products.

Note 2–Restatement of September 30, 2010 consolidated financial statements

This financial statements contain restatements related to the recognition of fair value of the callable feature for the warrants issued in 2006 and recognition of deferred tax liabilities in connection with business combination of Dalin for the three months and nine months ended and as of September 30, 2010.

Recognition of fair value of the callable feature for the warrants issued in 2006

In 2006, the Company issued 1,070,000 warrants (the “2006 Warrants”) to certain accredited investors. According to the terms of the 2006 Warrants, the Company may, in its sole discretion, elect to require the 2006 Warrants holders to exercise up to all of the unexercised portion of the 2006 Warrants (“Callable Feature”). The Company inadvertently omitted the fair value of the Callable Features embedded in the 2006 Warrants when reclassifying the fair value of 2006 Warrants from equity to derivative liabilities as of January 1, 2009 in adopting EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” (FASB ASC 815-40-15-5) (“EITF 07-05”). As a result, the retained earnings and additional paid-in capital should have been increased by $535,615 and $138,160, respectively, and the derivative liabilities should have been decreased by $673,775 as of January 1, 2009. The retained earnings and additional paid-in capital should have been increased by $1,246,476 and decreased by $1,246,476, respectively, as of September 30, 2010.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 2–Restatement of September 30, 2010 consolidated financial statements (continued)

Recognition of deferred tax liabilities in connection with the business combination of Dalin

In connection with the business combination of Dalin in 2009, the Company misinterpreted US GAAP regarding the accounting for the business combination. As a result, the Company did not recognize deferred tax liabilities for differences between the assigned values and the tax bases of the intangible assets and certain property, plant and equipment acquired in the business combination as in accordance with ASC Topic 740, Income Taxes. As of January 1, 2009, deferred tax liabilities of $4,749,099 should have been recognized with a corresponding increase in goodwill of $4,749,099. During the nine months ended September 30, 2010, the Company also should have recorded deferred tax benefit representing the tax effect of the amortization of intangible assets and the depreciation of property, plant and equipment for the nine months ended September 30, 2010. As a result, the goodwill, deferred tax liabilities, retained earnings, accumulated other comprehensive income and noncontrolling interest should have been increased by $4,872,790, $3,980,174, $407,228, $7,989 and $477,399, respectively, as of September 30, 2010. The net income, net income attributable to noncontrolling interest and other comprehensive income of the Company should have been increased by $126,001, $67,389 and $13,783, respectively, for three months ended September 30, 2010 and $375,906, $201,046 and $16,866, respectively, for nine months ended September 30, 2010.

The impact of these restatements on the September 30, 2010 financial statements is reflected in the following tables:

	As Previously
Balance Sheet Amounts	Reported	Restatement	As Restated
Goodwill	$12,425,589	$4,872,790	$17,298,379
Total assets	202,922,843	4,872,790	207,795,633
Deferred tax liabilities (note 14)	-	3,980,174	3,980,174
Total liabilities	66,821,804	3,980,174	70,801,978
Additional paid-in-capital	28,134,566	(1,246,476)	26,888,090
Retained earnings	33,567,859	1,653,704	35,221,563
Accumulated other comprehensive income	5,835,101	7,989	5,843,090
Noncontrolling interest (note 21)	42,253,573	477,399	42,730,972
Total stockholders' equity	136,101,039	892,616	136,993,655

	For the three months ended September 30, 2010			For the nine months ended September 30, 2010
Statement of Operations and Other Comprehensive Income	As Previously			As Previously
Amounts	Reported	Restatement	As Restated	Reported	Restatement	As Restated
Provision for income taxes (note 14)	$3,499,558	$(126,001)	$3,373,557	$11,782,505	$(375,906)	$11,406,599
Net income	18,790,149	126,001	18,916,150	53,049,689	375,906	53,425,595
Net income attributable to noncontrolling interest (note 21)	5,115,258	67,389	5,182,647	15,891,615	201,046	16,092,661
Other comprehensive income	1,980,488	13,783	1,994,271	2,412,606	16,866	2,429,472
Foreign currency translation adjustments	1,314,357	6,412	1,320,769	1,607,707	7,846	1,615,553
Other comprehensive income attributable to noncontrolling interest	666,131	7,371	673,502	804,899	9,020	813,919
Comprehensive income attributed to controlling interest	14,989,248	65,024	15,054,272	38,765,781	182,706	38,948,487
Basic earnings per share (note 13)	$0.58	$-	$0.58	$1.58	$0.01	$1.59
Diluted earnings per share (note 13)	$0.53	$(0.14)	$0.39	$1.44	$(0.37)	$1.07

	As Previously
Statement of Cash Flow	Reported	Restatement	As Restated
Net income	$53,049,689	$375,906	$53,425,595
Deferred tax benefit, net	(206,758)	(375,906)	(582,664)

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
September 30, 2010
(Unaudited)

Note 3 – Summary of significant accounting policies (continued)

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
September 30, 2010
(Unaudited)

Note 3 – Summary of significant accounting policies (continued)

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
September 30, 2010
(Unaudited)

  Note 3 – Summary of significant accounting policies (continued)

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

  Note 3 – Summary of significant accounting policies (continued)

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
September 30, 2010
(Unaudited)

  Note 3 – Summary of significant accounting policies (continued)

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
September 30, 2010
(Unaudited)

  Note 3 – Summary of significant accounting policies (continued)

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
September 30, 2010
(Unaudited)

  Note 3 – Summary of significant accounting policies (continued)

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
September 30, 2010
(Unaudited)

  Note 3 – Summary of significant accounting policies (continued)

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
September 30, 2010
(Unaudited)

  Note 3 – Summary of significant accounting policies (continued)

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
September 30, 2010
(Unaudited)

  Note 3 – Summary of significant accounting policies (continued)

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
September 30, 2010
(Unaudited)

  Note 4 – Related party transactions (continued)

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
September 30, 2010
(Unaudited)

  Note 5 – Accounts receivable (continued)

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

  Note 6 – Inventories

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

  Summarized unaudited financial information of Huitian is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net sales	$2,914,968	$1,350,117	$8,069,064	$4,321,473
Gross profit	1,851,221	733,556	4,632,819	1,782,297
Income before taxes	1,112,675	138,973	2,297,694	74,174
Net income (loss)	922,900	88,716	1,910,485	(54,550)
Company's share of net income (loss)	$323,015	$31,051	$668,670	$(19,092)

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

  Note 9 – Investment in unconsolidated affiliate (Continued)

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
September 30, 2010
(Unaudited)

  Note 10 – Intangible assets, net (Continued)

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

  Note 11 – Debt (continued)

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

  Note 11 – Debt (continued)

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

  Note 12 – Convertible Notes (continued)

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

  Note 12 – Convertible Notes (continued)

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

  Earnings (loss) per share is as follows for the three months ended September 30,

  Basic earnings per share

	2010	2009
	(unaudited)	(unaudited)
Net income attributable to controlling interest for basic earnings per share	$13,733,503	$(6,271,181)

Weighted average shares used in basic computation	23,513,533	21,632,793
Earnings per share - Basic	$0.58	$(0.29)

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

  Note 13 - Earnings (loss) per share (Restated) (Continued)

  Diluted earnings per share

	2010	2009
	(unaudited)	(unaudited)
Net income attributable to controlling interest for basic earnings per share	$13,733,503	$(6,271,181)
Add: interest of convertible notes	543,814	-
Subtract: Gain from changes in Fair value of derivative liabilities and warrants	(3,792,793)	-
Net income attributable to controlling interest for diluted earnings per share	$10,484,524	$(6,271,181)

Weighted average shares used in basic computation	23,513,533	21,632,793
Diluted effect of convertible debentures, warrants and options	3,064,938	-
Weighted average shares used in diluted computation	26,578,471	21,632,793

Earnings per share - Diluted	$0.39	$(0.29)

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

  Earnings (loss) per share is as follows for the nine months ended September 30,

  Basic earnings per share

	2010	2009
	(unaudited)	(unaudited)
Net income attributable to controlling interest for basic earnings per share	$37,332,934	$5,920,609

Weighted average shares used in basic computation	23,471,084	21,504,002
Earnings per share - Basic	$1.59	$0.28

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

  Note 13 - Earnings (loss) per share (Restated) (Continued)

  Diluted earnings per share

	2010	2009
	(unaudited)	(unaudited)
Net income attributable to controlling interest for basic earnings per share	$37,332,934	$5,920,609
Add: interest of convertible notes	1,000,125	-
Subtract: Gain from changes in Fair value of derivative liabilities and warrants	(9,897,199)
Net income attributable to controlling interest for diluted earnings per share	$28,435,860	$5,920,609

Weighted average shares used in basic computation	23,471,084	21,504,002
Diluted effect of convertible debentures, warrants and options	3,104,717	-
Weighted average shares used in diluted computation	26,575,801	21,504,002

Earnings per share - Diluted	$1.07	$0.28

  For the nine months ended September 30, 2010, 1,021,000 shares of stock option were excluded from the calculation because of anti-diluted nature. All other warrants, stock options and conversion options were included in the calculation of diluted earnings per share because of their dilutive nature.

  For the nine months ended September 30, 2009, all outstanding warrants, stock options and conversion options were excluded in the calculation of diluted earnings per share because of their anti-dilutive nature.

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

  Note 14 – Taxes (Continued)

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

  The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
U.S. Statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign Income	(34.0)	(34.0)	(34.0)	(34.0)
China Tax rates	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	(10.0)	(10.0)	(10.0)
Temporary differences (China) (1)	(1.3)	-	(0.9)	(2.6)
Other items (2)	1.4	(15.0)	3.5	17.4
Effective income tax rates	15.1%	0.0%	17.6%	29.8%

  (1) The -1.3% represents the effect of realization of temporary difference of $291,826 for the three months ended September 30, 2010. The -0.9% and -2.6% represent the effect of realization of temporary difference of $607,868 and $374,603 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

  Note 14 – Taxes (continued)

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

  The provision for income taxes consists of the following for the unaudited three months and nine months ended September 30, 2010 and 2009:

	Three months ended,		Nine months ended,
	2010	2009	2010	2009
Current
U.S.	$-	$-	$-	$-
Foreign (China)	3,665,383	2,535,023	12,014,467	7,547,318
	3,665,383	2,535,023	12,014,467	7,547,318
Deferred
U.S.	-	-	-	-
Foreign (China)	(291,826)	(124,902)	(607,868)	(374,603)
	(291,826)	(124,902)	(607,868)	(374,603)
Provision for income taxes	$3,373,557	$2,410,121	$11,406,599	$7,172,715

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

  Note 14 – Taxes (continued)

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

  The Company’s deferred taxes reflect the tax effect of temporary differences recorded as assets for financial reporting purposes and the comparable amounts recorded for income tax purpose. The deferred tax assets are measured using the enacted tax rates and law. Significant components of the deferred tax assets as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
	(unaudited)
Deferred tax assets arising from:
-Accrued expenses	$1,285,733	$1,053,771
-Tax loss carryforwards	1,814,854	1,496,885
Gross deferred tax assets	3,100,587	2,550,656
Less: valuation allowance	(1,814,854)	(1,496,885)
Net deferred tax assets	$1,285,733	$1,053,771
Deferred tax liabilities arising from:
- Intangible assets	3,539,937	3,821,093
- Property, plant and equipment	440,238	454,202
Deferred tax liabilities	$3,980,175	$4,275,295
Classification on consolidated balance sheets:
Deferred tax assets - current	$1,285,733	$1,053,771
Deferred tax liabilities - non-current	$3,980,174	$4,275,295

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

  Note 14 – Taxes (continued)

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
September 30, 2010
(Unaudited)

  Note 15 – Commitments and contingent liabilities (continued)

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
September 30, 2010
(Unaudited)

  Note 15 – Commitments and contingent liabilities (continued)

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
September 30, 2010
(Unaudited)

  Note 15 – Commitments and contingent liabilities (continued)

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
September 30, 2010
(Unaudited)

  Note 15 – Commitments and contingent liabilities (continued)

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
September 30, 2010
(Unaudited)

  Note 15 – Commitments and contingent liabilities (continued)

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
September 30, 2010
(Unaudited)

  Note 15 – Commitments and contingent liabilities (continued)

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
September 30, 2010
(Unaudited)

  Note 15 – Commitments and contingent liabilities (continued)

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
September 30, 2010
(Unaudited)

  Note 15 – Commitments and contingent liabilities (continued)

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
September 30, 2010
(Unaudited)

  Note 16 – Warrants and options (continued)

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

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

  Note 16 – Warrants and options (continued)

  Options (continued)

	Options	Options	Weighted	Average	Aggregate
	Outstanding	Exercisable	Average	Remaining	Intrinsic
			Exercise	Contractual	Value
			Price	Life
December 31, 2008	997,500	937,500	$4.00	9.43	$-
Granted	-	60,000	4.00	9.06	-
Forfeited	-	-	-	-	-
Exercised	-	-	-	-	-
September 30, 2009 (unaudited)	997,500	997,500	$4.00	8.68	$-
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Exercised	(87,500)	(87,500)	4.00	8.42	-
December 31, 2009	910,000	910,000	$4.00	8.43	$7,352,800
Granted	1,041,000	60,000	12.25	9.79	-
Forfeited	-	-	-	-	-
Exercised	(20,000)	(20,000)	4.00	7.67	-
September 30, 2010 (unaudited)	1,931,000	950,000	$8.45	8.79	$1,363,070

  Note 17 – Change in fair value of derivative liabilities

  Loss (gain) on change in fair value of derivative liabilities for the nine months ended September 30, 2010 comprised as following:

	Fair value at	Fair value at	Fair value		Change in
	January 1,	at dates of	at dates of	Fair value at	air value at
	2010 or	warrants	notes	September	September
Change in fair value of derivative liabilities of:	issuance date	exercised	conversion	30, 2010	30, 2010
Conversion option of convertible notes ( note 11)	$19,960,145	$-	$2,627,557	$11,255,816	$(6,076,772)
Warrants attached to convertible notes (note 15)	11,804,253	1,078,788	-	7,133,071	(3,592,394)
Warrants issued to placement agent (note 15)	897,010	668,977	-	-	(228,033)
Total	$32,661,408	$1,747,765	$2,627,557	$18,388,887	$(9,897,199)

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
September 30, 2010
(Unaudited)

  Note 21 - Noncontrolling interest and distribution (Restated)

  The roll forward of noncontrolling interest in the balance sheet is shown below (other comprehensive income-translation gain was allocated to the noncontrolling interest):

	Fang
	Cheng	Shandong	Guizhou	Guiyang
	Plasma Co.	Taibang	Renyuan	Qianfeng	Guiyang
	Minority	Minority	Minority	Minority	Dalin	Total
	Owner	Owner	Owners	Owners	Minority	Noncontrolling
	(20%)	(17.24%)	(75%)	(46%)	Owner (10%)	interest
December 31, 2008	$-	$4,805,381	$-	$-	$-	$4,805,381
Dalin acquisition	-	-	2,444,203	17,317,241	1,763,615	21,525,059
Net income(loss)	(12,670)	5,321,062	(111,753)	9,884,220	1,534,799	16,615,658
Foreign currency translation gain/(loss)	-	(187)	115,238	330,316	10,421	455,788
Dividend declared	-	(1,212,834)	-	(7,327,205)	(415,353)	(8,955,392)
December 31, 2009	$(12,670)	$8,913,422	$2,447,688	$20,204,572	$2,893,482	$34,446,494
Net income(loss)		5,164,984	(158,237)	9,779,525	1,306,389	16,092,661
Reverse for 20% acquisition	12,670	-	-			12,670
Foreign currency translation gain/(loss)	-	366,195	72,910	365,126	9,688	813,919
Dividend declared	-	-	-	(7,450,620)	(1,184,152)	(8,634,772)
September 30, 2010 (unaudited)	$-	$14,444,601	$2,362,361	$22,898,603	$3,025,407	$42,730,972

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

  Note 23 – Subsequent Events

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

Net income attributable to controlling interest: Net income increased $20,004,684, or 319.0%, to $13,733,503 for the three months ended September 30, 2010, from net loss of $6,271,181 for the same period in 2009.

Fully diluted net income per share: Fully diluted net income per share was $0.39 for the three months ended September 30, 2010, as compared to net loss of $0.29 for the same period in 2009.

  For the three months ended September 30, 2010 and 2009, we reported a net income of $13,733,503 and a net loss of $6, 271,181, respectively. Our results of operations in the third quarter of 2010, as compared to the same period in 2009, was materially impacted by unit price increases and sales volume increases of our products, as well as the $3.8 million other income from the change in derivative liabilities compared with the $13 million loss from the change in derivative liabilities.

  Results of Operations

  Comparison of Three Months Ended September 30, 2010 and September 30, 2009

  The following table sets forth key components of our results of operations for the periods indicated.

  (All amounts, other than percentages, in U.S. dollars)

	Three Months Ended		$	%
	September 30, 2010		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(Restated)
Revenues:
Revenues	$35,847,351	$26,924,616	$8,922,735	33.1%
Revenues - related party	156,414	115,123	41,291	35.9%
Total revenues	36,003,765	27,039,739	8,964,026	33.2%
Cost of revenues	8,682,502	6,960,901	1,721,601	24.7%
Gross Profit	27,321,263	20,078,838	7,242,425	36.1%
Gross Profit As a Percentage of Sales	75.9%	74.3%	1.6%
Operating Expenses:
Selling expenses	2,229,685	619,467	1,610,218	259.9%
General and administrative expenses	5,832,118	5,169,137	662,981	12.8%
Research and development expenses	431,991	262,500	169,491	64.6%
Total operating expenses	8,493,794	6,051,104	2,442,690	40.4%

Income from operations	18,827,469	14,027,734	4,799,735	34.2%
Other (income) expense:
Equity in loss (income) of unconsolidated affiliate	(323,015)	(31,051)	(291,964)	(940.3%	)
Change in fair value of derivative liabilities	(3,792,793)	13,378,046	(17,170,839)	(128.4%	)
Interest expense, net	511,287	724,771	(213,484)	29.5%
Other income - related party	(453)	-	(453)	100.0%
Other expense, net	142,736	337,645	(194,909)	57.7%
Total other (income) expense, net	(3,462,238)	14,409,411	(17,871,649)	(124.0%	)
Income before provision for income taxes and noncontrolling interest	22,289,707	(381,677)	22,671,384	5,939.9%
Provision for income taxes	3,373,557	2,410,121	963,436	40.0%
Net income attributable to noncontrolling interest	5,182,647	3,479,383	1,703,264	49.0%
Net income attributable to controlling interest	$13,733,503	$(6,271,181)	$20,004,684	319.0%

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

  Change in fair value of derivative liabilities. The embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants issued in June 2009 are classified as derivative liabilities carried at fair value. For the three months ended September 30, 2010 and 2009, we recognized an income from the change in fair value of derivative liabilities in the amounts of $3,792,793 and a loss of $13,378,046, respectively. The recognized income from the change in the fair value of derivative liabilities in the third quarter of 2010 is mainly due to a decrease in the price of our common stock from $10.99 to $9.88 as of June 30, 2010 and September 30, 2010, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

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

  Income tax expense. Our provision for income taxes increased $963,436, or 40.0%, to $3,373,557 for the quarter ended September 30, 2010, from $2,410,121 for the same period in 2009. The increase of income tax provision was consistent with our increase of net operation income for the three months ended September 30, 2010 compared with same period in prior year.

  Net income. Our net income increased $20,004,684, or 319.0%, to $13,733,503 for the quarter ended September 30, 2010, from a net loss of $6,271,181 for the same period in 2009. Net income and net loss as a percentage of revenues was 38.1% and 23.2% for the quarter ended September 30, 2010 and 2009, respectively. The increase in net income is mainly due to increases in the selling price and sales volume of our products, as well as the decrease in the change in fair value of our derivative liabilities.

  Comparison of Nine Months Ended September 30, 2010 and September 30, 2009

  The following table sets forth key components of our results of operations for the periods indicated.

  (All amounts, other than percentages, in U.S. dollars)

	Nine Months Ended		$	%
	September 30, 2010		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(Restated)
Revenues:
Revenues	$103,289,680	$80,861,353	$22,428,327	27.7%
Revenues - related party	720,954	508,529	212,425	41.8%
Total revenues	104,010,634	81,369,882	22,640,752	27.8%
Cost of revenues	26,126,366	22,337,596	3,788,770	17.0%
Gross Profit	77,884,268	59,032,286	18,851,982	31.9%
Gross Profit As a Percentage of Sales	74.9%	72.5%	2.4%
Operating Expenses:
Selling expenses	5,029,474	2,313,577	2,715,897	117.4%
General and administrative expenses	16,700,320	14,996,846	1,703,474	11.4%
Research and development expenses	1,332,025	1,098,083	233,942	21.3%
Total operating expenses	23,061,819	18,408,506	4,653,313	25.3%
Income from operations	54,822,449	40,623,780	14,198,669	35.0%
Other (income) expense:
Equity in loss (income) of unconsolidated affiliate	(668,670)	19,092	(687,762)	(3602.4%	)
Change in fair value of derivative liabilities	(9,897,199)	14,220,227	(24,117,426)	(169.6%	)
Interest expense, net	1,131,345	1,979,538	(848,193)	(42.8%	)
Other income - related party	(915,191)	-	(915,191)	(100.0%	)
Other expense, net	339,970	372,955	(32,985)	(8.8%	)
Total other (income) expense, net	(10,009,745)	16,591,812	(26,601,557)	(160.3%	)
Income before provision for income taxes and noncontrolling interest	64,832,194	24,031,968	40,800,226	169.8%
Provision for income taxes	11,406,599	7,172,715	4,233,884	59.0%
Net income attributable to noncontrolling interest	16,092,661	10,938,644	5,154,017	47.1%
Net income attributable to controlling interest	$37,332,934	$5,920,609	$31,412,325	530.6%

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

  Change in fair value of derivative liabilities. The embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants that were issued in June 2009 are classified as derivative liabilities carried at fair value. For the nine months ended September 30, 2010 and 2009, we recognized an income from the change in fair value of derivative liabilities in the amounts of $9,897,199 and a loss of $14,220,227, respectively. The recognized income from the change in the fair value of derivative liabilities in the first nine months of 2010 is mainly due to a decrease in the price of our common stock from $12.08 to $9.88 as of December 31, 2009 and September 30, 2010, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

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

  Income tax expense. Our provision for income taxes increased $4,233,884, or 59.0%, to $11,406,599 for the nine months ended September 30, 2010, from $7,172,715 for the same period in 2009. Our effective tax rate for the nine months ended September 30, 2010 and 2009 was 17.6% and 29.8%, respectively. Among the increase in income taxes, $1.8 million is due to the dividend tax imposed by PRC tax authorities on dividends distributed by our two main operating entities to Logic Express during the 2010 period.

  Net income attributable to controlling interest. Our net income increased $31,412,325, or 530.6%, to $37,332,934 for the nine months ended September 30, 2010, from $5,920,609 for the same period in 2009. Net income as a percentage of revenues was 35.9% and 7.3% for the nine months ended September 30, 2010 and 2009, respectively.

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

  ITEM 6. EXHIBITS.

  The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
10.1	Equity Transfer Agreement, dated July 8, 2010, by and between Logic Management Consulting (China) Co., Ltd. And Shandong Taibang Biological Products Co., Ltd.*
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  * previously filed

  SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2011	CHINA BIOLOGIC PRODUCTS, INC.

By: /s/ Chao Ming Zhao
Chao Ming Zhao, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Y. Tristan Kuo
Y. Tristan Kuo, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

  EXHIBIT INDEX

Exhibit No.	Description
10.1	Equity Transfer Agreement, dated July 8, 2010, by and between Logic Management Consulting (China) Co., Ltd. And Shandong Taibang Biological Products Co., Ltd.*
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  * previously filed