Form 10-Q
period 2011-03-31
China Biologic Products, Inc.
filed 2011-05-09
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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
Taian City, Shandong 271000
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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]    No [  ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	24,351,125

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2011

i

PART I
Financial Information

ITEM 1. Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$56,307,771	$64,941,368
Accounts receivable, net of allowance for doubtful accounts	13,310,481	9,922,111
Accounts receivable - a related party	-	212,611
Inventories	57,569,187	52,300,447
Other receivables	2,560,648	2,727,110
Prepayments and prepaid expenses	1,956,816	855,338
Deferred tax assets	2,213,843	1,860,753
Total Current Assets	133,918,746	132,819,738

Property, plant and equipment, net	39,589,552	39,511,731
Intangible assets, net	13,796,763	14,559,020
Land use rights, net	4,910,042	4,701,450
Prepayments and deposits for property, plant and equipment	4,643,394	4,254,423
Goodwill	17,895,424	17,778,231
Equity method investment	7,616,621	7,297,201
Total Assets	$222,370,542	$220,921,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term bank loans	$6,108,000	$3,034,000
Accounts payable	4,895,796	4,392,772
Due to a related party	3,220,814	3,192,140
Other payables and accrued expenses	19,634,379	21,606,730
Advance from customers	3,256,243	3,560,018
Income tax payable	7,269,829	6,659,805
Other taxes payable	2,323,915	2,146,868
Convertible notes	2,654,722	1,196,233
Derivative liabilities - embedded conversion option in convertible notes	14,053,624	14,561,661
Derivative liabilities - warrants	10,581,764	11,095,592
Total Current Liabilities	73,999,086	71,445,819
Other payable	334,718	333,008
Deferred tax liabilities	4,088,029	4,098,834
Total Liabilities	78,421,833	75,877,661

Stockholders’ Equity
Common stock: par value $.0001; 100,000,000 shares authorized; 24,351,125 shares issued and outstanding at March 31, 2011 and December 31, 2010	2,435	2,435
Additional paid-in capital	31,845,086	35,435,139
Retained earnings	62,048,076	55,739,101
Accumulated other comprehensive income	8,880,929	8,023,121
Total stockholders’ equity attributable to China Biologic Products, Inc.	102,776,526	99,199,796

Noncontrolling interest	41,172,183	45,844,337

Total Equity	143,948,709	145,044,133

Commitments and contingencies

Total Liabilities and Equity	$222,370,542	$220,921,794

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended
	March 31, 2011	March 31, 2010
Sales
External customers	$34,395,238	$26,861,522
Related party	75,584	237,031
Total sales	34,470,822	27,098,553

Cost of sales
External customers	9,277,204	6,798,854
Related party	34,394	-
Cost of sales	9,311,598	6,798,854

Gross profit	25,159,224	20,299,699

Operating expenses
Selling expenses	2,449,913	942,908
General and administrative expenses	7,464,141	4,962,252
Research and development expenses	710,991	1,168,655

Income from operations	14,534,179	13,225,884

Other expenses / (income)
Equity in income of equity method investee	(270,394)	(188,541)
Change in fair value of derivative liabilities	(1,021,865)	(3,833,577)
Interest expense	1,680,922	333,589
Interest income	(170,131)	(152,536)
Other expenses / (income), net	224,231	(819,969)
Total other expenses / (income), net	442,763	(4,661,034)

Earnings before income tax expense	14,091,416	17,886,918

Income tax expense	4,263,216	3,071,147

Net income	9,828,200	14,815,771

Less: Net income attributable to the noncontrolling interest	3,519,225	4,152,022

Net income attributable to China Biologic Products, Inc.	6,308,975	10,663,749

Earnings per share:
Basic	$0.26	$0.46
Diluted	$0.23	$0.26

Weighted average shares used in computation:
Basic	24,351,125	23,386,893
Diluted	25,680,648	26,471,425

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011

					Accumulated other	Equity attributable
	Common stock		Additional	Retained	comprehensive	to China Biologic	Noncontrolling
	Shares	Par value	paid-in capital	earnings	income	Products, Inc.	interest	Total equity

Balance as of January 1, 2011	24,351,125	$2,435	$35,435,139	$55,739,101	$8,023,121	$99,199,796	$45,844,337	$145,044,133

Net income	-	-	-	6,308,975	-	6,308,975	3,519,225	9,828,200
Foreign currency translation adjustments, net of nil income taxes	-	-	-	-	857,808	857,808	268,606	1,126,414
Comprehensive income						$7,166,783	3,787,831	$10,954,614

Dividend declared by subsidiaries to noncontrolling interest	-	-	-	-	-	-	(5,589,920)	(5,589,920)
Acquisition of noncontrolling interests	-	-	(4,764,935)	-	-	(4,764,935)	(2,870,065)	(7,635,000)
Stock compensation	-	-	1,174,882	-	-	1,174,882	-	1,174,882
Balance as of March 31, 2011	24,351,125	$2,435	$31,845,086	$62,048,076	$8,880,929	$102,776,526	$41,172,183	$143,948,709

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,828,200	$14,815,771
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,108,744	793,657
Amortization	884,588	869,251
Loss on sale of property, plant and equipment	8,502	3,019
(Reversal) / allowance for doubtful accounts, net	(28,340)	23,329
Write-down of obsolete inventories	74,715	198,559
Deferred tax (benefit) / expense, net	(377,359)	89,664
Stock compensation	1,174,882	571,893
Change in fair value of derivative liabilities	(1,021,865)	(3,833,577)
Amortization of deferred note issuance cost	53,388	86,790
Amortization of discount on convertible notes	1,458,489	99,318
Equity in income of equity method investee	(270,394)	(188,541)
Change in operating assets and liabilities, net of acquisition in Dalin:
Accounts receivable - third parties	(3,353,933)	(1,997,040)
Accounts receivable - related party	213,283	(47,452)
Other receivables	272,337	(541,091)
Inventories	(4,981,926)	(4,283,720)
Prepayments and prepaid expenses	(1,172,953)	(512,690)
Accounts payable	503,023	(180,806)
Other payables and accrued expenses	(1,895,565)	(2,383,690)
Accrued interest - noncontrolling interest shareholders	-	(913,840)
Advance from customers	(326,128)	684,750
Income tax payable	564,195	(1,260,708)
Other taxes payable	162,340	-
Net cash provided by operating activities	2,878,223	2,092,846

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a subsidiary, net of cash acquired	-	(1,476,447)
Purchase of property, plant and equipment	(1,692,558)	(2,012,669)
Purchase of intangible assets and land use right	(205,422)	(24,484)
Net cash used in investing activities	(1,897,980)	(3,513,600)

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDTIED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the three months ended
	March 31, 2011	March 31, 2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants exercised	-	689,160
Proceeds from short term bank loans	6,087,200	5,876,078
Repayment for short term bank loans	(3,043,600)	(2,962,330)
Payments made for acquiring noncontrolling interest	(7,635,000)	-
Dividend paid by subsidiaries to noncontrolling interest shareholders	(5,589,920)	(4,780,790)
Net cash used in financing activities	(10,181,320)	(1,177,882)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	567,480	(54,890)

NET (DECREASE) INCREASE IN CASH	(8,633,597)	(2,653,526)

Cash and cash equivalents, beginning of year	64,941,368	53,843,951

Cash and cash equivalents, end of year	$56,307,771	$51,190,425

Supplemental cash flow information
Cash paid for income taxes	$4,076,381	$3,806,691
Cash paid for interest expense (net of capitalized interest)	$278,610	$62,286
Noncash investing and financing activities:
Convertible notes conversion	$-	$1,809,771
Reclassification of warrant liability to paid-in capital upon warrants conversion	$-	$2,436,907
Net assets addition included in accounts payable	$-	$395,540
Utilization of prepayments and deposits to acquire property, plant and equipment	$-	$424,858

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

NOTE 1 – ORGANIZATION BACKGROUND AND PRINCIPAL ACTIVITIES

A. Reorganization and Principal Activities

China Biologic Products, Inc. (the “Company” or “CBP”, formerly known as “GRC Holdings, Inc.”) was originally incorporated in the State of Texas in 1989. On July 19, 2006, the Company and its principle shareholders entered into a share exchange agreement (the “Exchange Agreement”) with Logic Express Ltd. (“Logic Express”), a privately held investment holding company incorporated on January 6, 2006 under the laws of the British Virgin Islands, and all the shareholders of Logic Express (the “Logic Express Shareholders”). Pursuant to the terms of the Exchange Agreement, the Logic Express Shareholders transferred to the Company all of their shares in exchange for 18,484,715 shares of the Company’s common shares (the “Share Exchange”). As a result of the Share Exchange, Logic Express became a wholly-owned subsidiary of the Company and the Logic Express Shareholders received approximately 96.1% of the Company’s issued and outstanding common shares. Immediately prior to the date of the Share Exchange, the Company was a publicly listed shell entity with no operations and, Logic Express, through its 82.76% owned subsidiary, Shandong Taibang Biological Products Co. Ltd. (“Shandong Taibang”), was engaged in the research, development, commercialization, manufacture and sale of human blood products primarily in the People’s Republic of China (the “PRC” or China). The Share Exchange was accounted for as a reverse recapitalization, equivalent to the issuance of stock by Logic Express for the net monetary assets of the Company accompanied by a recapitalization. After consummation of the Share Exchange, the Company converted into a Delaware corporation and changed its name to China Biologic Products, Inc. on January 10, 2007.

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

On September 26, 2008, the Company, through Logic Express, entered in an equity purchase agreement with Guiyang Dalin Biologic Technologies Co. Ltd. (“Dalin”, formerly known as “Chongqing Dalin Biologic Technologies Co. Ltd.”), an investment holding company, and certain equity owners of Dalin, to acquire 90% equity interest of Dalin. The purchase consideration for the 90% equity interest in Dalin was RMB 194,400,000 (or approximately $28,479,600) in cash.

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

The Company completed the acquisition of a 90% equity interest in Dalin in January, 2009. On December 28, 2009, the Company’s 90% equity interest in Dalin was transferred to Logic Management Consulting (China) Co., Ltd. (“Logic China”), a wholly owned subsidiary of the Company. The Company established Logic China in December 2009, for the purpose of being the holding company of the 90% equity interest in Dalin.

On August 5, 2010, Logic China established a wholly-owned subsidiary, Logic Taibang Biological Institute (Beijing), which changed its name to Taibang (Beijing) Pharmaceutical Research Institute Co., Ltd. (“Taibang Beijing”) on January 12, 2011, with registered capital of $149,700 (RMB 1 million). Taibang Beijing is principally engaged in the research and development of plasma-based pharmaceutical products. The purpose of setting up Taibang Beijing is to coordinate the research and development activities of the Company and its subsidiaries.

On January 13, 2010, Shandong Taibang acquired the remaining 20% equity interest in Fangcheng Plasma Company from the noncontrolling interest holder (see Note 15). Since the additional purchase of 20% equity interest did not result in a change of the Company’s control over Fangcheng Plasma Company, this transaction was accounted for as an equity transaction. After the acquisition, Fangcheng Plasma Company became a wholly-owned subsidiary of Shandong Taibang.

On July 8, 2010, Logic China entered into an equity purchase agreement with Shandong Taibang, to acquire 100% of the equity interest in Shandong Taibang Medical Company (“Taibang Medical”), a wholly-owned subsidiary of Shandong Taibang. The cash consideration of the 100% equity interest in Taibang Medical was RMB 6,440,000 (approximately $947,327). The transaction was completed on September 23, 2010. The purpose of this transaction is to effectively acquire the 17.24% equity interest in Taibang Medical indirectly held by the noncontrolling interest in Shandong Taibang, which will enable the Company to consolidate its resources in the sales and marketing of Shandong Taibang and Guizhou Taibang’s products. This transaction was accounted for as an equity transaction.

On November 11, 2010, the Company established Qianfeng Biological Science Company (“Qianfeng Biologic”) for the purpose of research and development of placenta based products. As of March 31, 2011, Qianfeng Biologic, which is a wholly-owned subsidiary of Guizhou Taibang, had no operations.

On January 4, 2011, Logic China entered into an equity transfer agreement (the “Equity Transfer Agreement”) with Shaowen Fan, a PRC individual. Pursuant to the Equity Transfer Agreement, Logic China agreed to acquire the remaining 10% noncontrolling interest in Dalin from Shaowen Fan for a purchase price of RMB 50 million (approximately $7,635,000). The transaction was completed on January 26, 2011 and Dalin became a wholly-owned subsidiary of Logic China. The carrying amount of noncontrolling interest in Dalin at the completion date of the transaction was $2,870,065. The excess of purchase price over the carrying amount of corresponding noncontrolling interest was recorded in additional paid-in capital.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2010 consolidated balance sheet was derived from the audited consolidated financial statements of the Company. The accompanying unaudited consolidated financial statements should be read in conjunction with the December 31, 2010 audited consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2011, and the results of operations and cash flows for the three months ended March 31, 2011 and 2010, have been made.

All significant intercompany transactions and balances are eliminated on consolidation.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables”). ASU 2009-13 amends FASB ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence of selling price (“VSOE”) or third party evidence of selling price (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of ASU No. 2009-13 did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades, a consensus of the FASB Emerging Issues Task Force (Issue No. 09-J). ASU 2010-13 amends FASB ASC Topic 718, Compensation—Stock Compensation, to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify an award with such a feature as a liability if it otherwise qualifies as equity. The amendments should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The adoption of ASU 2010-13 did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Accounts receivable	$14,540,163	$11,160,751
Less: Allowance for doubtful accounts	(1,229,682)	(1,238,640)
Total	$13,310,481	$9,922,111

An allowance for doubtful accounts of $8,958 was reversed and $674 was recorded for the three months ended March 31, 2011 and 2010, respectively. There were no write-off of accounts receivable for the three months ended March 31, 2011 and March 31, 2010, respectively.

NOTE 4 – INVENTORIES

Inventories at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials	$28,933,828	$24,933,485
Work-in-process	16,645,993	15,262,139
Finished goods	11,989,366	12,104,823
Total	$57,569,187	$52,300,447

Raw materials mainly comprised the human blood plasma collected from the Company’s plasma stations. Work-in-process represented the intermediate products in the process of production. Finished goods mainly comprised human albumin and human immunoglobulin.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Buildings	$23,502,324	$23,259,180
Machinery and equipment	27,319,419	27,028,171
Furniture, fixtures, office equipment and vehicles	5,906,055	5,441,115
Total property, plant and equipment, gross	56,727,798	55,728,466
Accumulated depreciation	(18,515,824)	(17,434,512)
Total property, plant and equipment, net	38,211,974	38,293,954
Construction in progress	1,377,578	1,217,777
Property, plant and equipment, net	$39,589,552	$39,511,731

Depreciation expense for the three months ended March 31, 2011 and 2010 was $1,108,744 and $793,657, respectively. No interest was capitalized into construction in progress for the three months ended March 31, 2011 and 2010.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Permits and licenses	10 years	$11,734,460	$(2,737,136)	$8,997,324
GMP certificate	5.8 years	2,430,190	(941,342)	1,488,848
Long-term customer-relationship	4 years	7,234,926	(4,068,106)	3,166,820
Others		219,531	(75,760)	143,771
Total		$21,619,107	$(7,822,344)	$13,796,763

	December 31, 2010
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	Amortization	amount
Amortizing intangible assets:
Permits and licenses	10 years	$11,657,614	$(2,483,386)	$9,174,228
GMP certificate	5.8 years	2,414,275	(821,015)	1,593,260
Long-term customer-relationship	4 years	7,189,853	(3,549,236)	3,640,617
Others		218,093	(67,178)	150,915
Total		$21,479,835	$(6,920,815)	$14,559,020

Aggregate amortization expense for amortizing intangible assets was $852,993 and $845,904 for the three months ended March 31, 2011 and 2010, respectively. Estimated amortization expenses for the next five years are $3,431,384 in 2012, $1,593,392 in 2013, $1,502,543 in 2014, $1,167,816 in 2015, and $1,162,516 in 2016.

NOTE 7 – LAND USE RIGHTS, NET

At March 31, 2011 and December 31, 2010, land use rights represented:

	March 31, 2011	December 31, 2010
Land use rights	$5,334,459	$5,091,592
Accumulated amortization	(424,417)	(390,142)
Land use rights, net	$4,910,042	$4,701,450

Aggregate amortization expense for amortizing land use right was $31,595 and $23,347, for the three months ended March 31, 2011 and 2010, respectively.

NOTE 8 – SHORT-TERM BANK LOANS

The Company’s bank loans as of March 31, 2011 and December 31, 2010 consisted of the following:

	Maturity	Annual	March 31,	December 31,
Loans	date	interest rate	2011	2010
Short-term bank loan, secured	March 21, 2011	5.84%	$-	$3,034,000
Short-term bank loan, secured(1)	March 22, 2012	6.06%	3,054,000	-
Short-term bank loan, unsecured	January 29, 2012	5.81%	1,527,000	-
Short-term bank loan, unsecured	January 29, 2012	6.06%	1,527,000	-
Total			$6,108,000	$3,034,000

Interest expense totaling $70,376 and $62,286 was incurred during the three months ended March 31, 2011 and 2010, respectively.

The Company did not have any revolving line of credit as of March 31, 2011.

(1)As of March 31, 2011, the secured loan is secured by the Company’s buildings with a net carrying amount of $1,595,375.

NOTE 9 – INCOME TAX

In February 2009, Shandong Taibang was granted the High and New Technology Enterprise qualification and was entitled to a 15% preferential income tax rate for a period of three years from 2008 to 2010. Further, Guizhou Taibang was entitled to the preferential income tax rate of 15% under the 10-year Western Development Tax Concession, which also ended in 2010. Accordingly, Shandong Taibang and Guizhou Taibang are subject to income tax at 25% from 2011 onwards. Shandong Taibang is in the process of reapplying the High and New Technology Enterprise qualification for an additional three years from 2011 to 2013.

The Company’s effective income tax rates were 30% and 17% for the three months ended March 31, 2011 and 2010, respectively. The effective income tax rate for the three months ended March 31, 2011 differs from the PRC statutory income tax rate of 25% primarily due to the tax effect of non-deductible expenses and the recognition of valuation allowances on deferred tax assets relating to entities which were in cumulative losses. Management believes it is more likely than not that such deferred tax assets will not be realized. As of March 31, 2011 and December 31, 2010, the valuation allowances were $2,734,304 and $2,575,574, respectively.

As of and for the three months ended March 31, 2011, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

NOTE 10 – CONVERTIBLE NOTES

	March 31, 2011	December 31, 2010
$9,554,140, 3.8% Senior Secured Convertible Notes	$9,554,140	$9,554,140
Less: portion of notes converted	(4,854,140)	(4,854,140)
unamortized discount	(2,045,278)	(3,503,767)
Convertible notes	$2,654,722	$1,196,233

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

The residual amount is allocated to the debt instrument in the amount of $0.01 and is accreted to the principal amount of the Notes using an effective annual interest rate of approximately 365% with the related interest expense recognized in the statements of income. Interest expense is expected to be $3,580,167 for the year ending December 31, 2011. For the three months ended March 31, 2011 and 2010, total interest expenses of the Notes, including interest accretion, were $1,503,139 and $172,121, respectively.

The fair value of the embedded conversion option in the Notes as of March 31, 2011 and December 31, 2010 was determined based on the Binominal option pricing model, using the following key assumptions:

	March 31, 2011	December 31, 2010
Expected dividend yield	0%	0%
Risk-free interest rate	0.07%	0.17%
Time to maturity (in years)	0.18	0.43
Expected volatility	50.0%	50.0%
Fair value of underlying common shares (per share)	$15.96	$16.39

For the three months ended March 31, 2011 and 2010, the gains arising from the decrease in fair value of embedded conversion option in the Notes were $508,037 and $2,057,342, respectively.

NOTE 11 – WARRANTS AND OPTIONS

Warrants

In connection with the issuance of the Notes (see Note 10), the Company issued warrants to purchase up to 1,194,268 and 93,750 shares of common stock of the Company to the Investors and placement agent, respectively.

The fair value of the warrants outstanding as of March 31, 2011 and December 31, 2010 were determined based on the Binominal option pricing model, using the following key assumptions:

	March 31, 2011	December 31, 2010
Expected dividend yield	0%	0%
Risk-free interest rate	0.39%	0.43%
Time to maturity (in years)	1.18	1.43
Expected volatility	65.0%	70.0%
Fair value of underlying common shares (per share)	$15.96	$16.39

Changes in the management’s estimates and assumptions regarding the expected volatility could significantly impact the estimated fair value of the warrants and embedded conversion option of the Notes determined under the Binominal option pricing model and, as a result, the net income and the net income attributable to the Company’s stockholders.

For the three months ended March 31, 2011 and 2010, the gains arising from the decrease in fair value of warrants (see Note 10) were $513,828 and $1,776,235, respectively.

Options

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

On January 1, 2011, the Board of Directors granted options to each of the three independent directors for the purchase of 30,000 shares of the Company’s common stock with an exercise price of $16.39. These options vest in four equal quarters over twelve months with an initial vesting date of April 1, 2011. These options expire on January 1, 2021.

On February 1, 2011, the Board of Directors granted options to the Company’s President for the purchase of 25,000 shares of the Company’s common stock with an exercise price of $15.97. These options vest in four equal quarters over twelve months with an initial vesting date of May 1, 2011. These options expire on February 1, 2021.

On February 27, 2011, the Board of Directors granted options to each of the two new directors for the purchase of 20,000 shares of the Company’s common stock with an exercise price of $17.00. These options vest in four equal quarters over twelve months with an initial vesting date of May 27, 2011. These options expire on February 27, 2021.

The fair value of each option granted on each of aforementioned dates are estimated on the respective dates of grant using the Black-Scholes option pricing model with the following major assumptions:

Granted on	May 9,	July 24,	January 7,	February 4,	July 11,	January 1,	February 1,	February 27,
	2008	2008	2010	2010	2010	2011	2011	2011
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Risk-free interest rate	3.56%	3.56%	2.62%	2.29%	1.85%	2.01%	1.95%	2.16%
Expected term (in years)	5	5	5	5	6.5	5	5	5
Expected volatility	59.4%	81.2%	130.0%	130.0%	135.0%	70.0%	70.0%	70.0%

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock. The risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated term of the options. The expected dividend yield was based on the Company’s current and expected dividend policy. Changes in the management’s estimates and assumptions regarding the expected volatility could significantly impact the estimated fair values of the share options determined under the Black-Scholes option pricing model and, as a result, the net income and the net income attributable to the Company’s stockholders. The weighted average grant date fair value of options granted during the three months ended March 31, 2011 was $9.69. No options were exercised or forfeited during the three months ended March 31, 2011. For the three months ended March 31, 2011 and 2010, the Company recorded stock compensation expense of $1,174,882 and $571,893, respectively, in general and administrative expenses. As of March 31, 2011, approximately $9,126,115 of stock compensation expense with respect to the non-vested stock options is to be recognized over approximately 2.5 years.

NOTE 12 – STATUTORY RESERVES

Each of the Company’s PRC subsidiaries are required to allocate at least 10% of its after tax profits, as determined under generally accepted accounting principal in the PRC, to its statutory surplus reserve until the reserve balance reaches 50% of respective registered capital. The accumulated balance of the statutory reserve as of March 31, 2011 and December 31, 2010 was $31,338,532 and $28,820,686, respectively.

NOTE 13 – FAIR VALUE MEASUREMENTS

Management used the following methods and assumptions to estimate the fair value of financial instruments at the relevant balance sheet dates:

º Short-term financial instruments (including cash and cash equivalents, accounts receivables, other receivables, short-term loans, accounts payable, other payables and accrued expenses, accrued interest, and amounts due to related parties) – The carrying amounts of the short-term financial instruments approximate their fair values because of the short maturity of these instruments.

º Long-term other payable – The fair value of the Company’s long-term other payable is estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities.

º Derivative liabilities (the embedded conversion option in the Notes and Warrants) – The estimated fair values were determined by using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial instruments that were measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

		Fair Value Measurements Using:
		Quoted Prices
		in Active Markets	Significant
		for Identical	Other	Significant
		Financial Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
March 31, 2011	Total	Level 1	Level 2	Level 3
Liabilities at fair value:
Derivative liabilities—embedded conversion option in the Notes	$14,053,624	$-	$14,053,624	$-
Derivative liabilities—Warrants	10,581,764	-	10,581,764	-

December 31, 2010	Total	Level 1	Level 2	Level 3
Liabilities at fair value:
Derivative liabilities—embedded conversion option in the Notes	$14,561,661	$-	$14,561,661	$-
Derivative liabilities—Warrants	11,095,592	-	11,095,592	-

NOTE 14 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the three months ended March 31, 2011 and 2010 are as follows:

	For the three months ended
	March 31, 2011	March 31, 2010
Human Albumin	$19,701,586	$12,699,407
Immunoglobulin products:
Human Hepatitis B Immunoglobulin	2,215,681	3,332,307
Human Immunoglobulin for Intravenous Injection	10,427,387	5,395,465
Human Rabies Immunoglobulin	750,069	3,778,122
Human Tetanus Immunoglobulin	1,188,936	687,315
Human Immunoglobulin	-	649,973
Others	187,163	555,964
Totals	$34,470,822	$27,098,553

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Total operating lease commitments for rental of offices and land use rights and buildings of the Company’s PRC subsidiaries as of March 31, 2011 is as follows:

Period ending March 31,
2012	$317,670
2013	211,447
2014	9,709
2015	7,877
2016	7,478
Years after	194,020
Total minimum payments required	$748,201

For the three months ended March 31, 2011 and 2010, total lease expense amounted to $61,084 and $20,348, respectively.

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

In June 2007, Jie'an brought suit in the High Court of Guizhou province, China, against Guizhou Taibang and the three other original Guizhou Taibang shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie'an alleged that it had a right to acquire the shares waived by the original Guizhou Taibang shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie'an and sustained the Equity Purchase Agreement. On November 2008, Jie'an appealed the Guizhou High Court judgment to the People's Supreme Court in Beijing. On May 13, 2009, the People's Supreme Court sustained the original ruling and denied the rights of first refusal of Jie'an over the additional shares waived by the original Guizhou Taibang's shareholders. The registration of the new investors as Guizhou Taibang's shareholders and the related increase in registered capital of Guizhou Taibang with the Administration for Industry and Commerce are still pending. On January 27, 2010, the strategic investors brought suit in the High Court of Guizhou Province against Guizhou Taibang alleging Guizhou Taibang’s failure to register their equity interest in Guizhou Taibang with the local Administration for Industry and Commerce (“AIC”) and requesting the distribution of their share of Guizhou Taibang’s dividends. Dalin was also joined as a co-defendant as it is the majority shareholder and exercises control over Guizhou Taibang’s day-to-day operations. The Company does not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, the Company believes that the Equity Purchase Agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment. In the event that Guizhou Taibang is required to return their original investment amount to the strategic investors, Guizhou Taibang has set aside the strategic investors’ initial fund along with RMB10,056,242 (approximately $1,525,532) in accrued interest, and RMB509,600 (approximately $77,306) for the 1% penalty imposed by the agreement for any breach as of December 31, 2010. If strategic investors prevail in their suit, Dalin's interests in Guizhou Taibang could be reduced to approximately 41.3%. The High Court of Guizhou heard the case on April 8, 2010 and encouraged, and accepted by both parties, to settle the dispute outside the court but both parties failed to reach a mutual agreeable term.

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

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital infusion with the local AIC, pursuant to the Equity Purchase Agreement, and such request was approved by the majority shareholders of Guizhou Taibang in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the outcome of the ongoing litigations. If the Company decides to ratify the approval, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective.

Guizhou Taibang's Guarantee to a Third Party

In 2007, as a condition to purchase Huang Ping Plasma Station, Guizhou Taibang entered into an agreement with Guizhou Zhongxin Investment Company, or Zhongxin, in which Guizhou Taibang agreed to repay Zhongxin's debt out of Guizhou Taibang's payables to Zhongxin arising from plasma purchased from Zhongxin. In the same agreement, Guizhou Taibang also delivered a guarantee to the Huang Ping County Hospital, the former co-owner of the Huang Ping Plasma Station, that it would pay RMB3,074,342 (approximately, $451,006) in debt that Zhongxin owed to the hospital. On June 1, 2009, Huang Ping Hospital brought suit, in the Huang Ping County People's Court of Guizhou Province, against Zhongxin for non-payment of its payables and debt due to Huang Ping Hospital and against Guizhou Taibang as the guarantor. On November 2, 2009, the court ruled in favor of the plaintiff and Guizhou Taibang as the guarantor became obligated to repay the Zhongxin’s debt to the Huang Ping Hospital on behalf of Zhongxin. In October 2009, Guizhou Taibang appealed to the Middle Court of Kaili District in Guizhou Province which sustained the original judgment on April 8, 2010. Under the Equity Transfer Agreement pursuant to which the Company acquired a 90% interest in Dalin, Guizhou Taibang's then shareholders, provides that the sellers will be responsible, based on their pro rata equity interest in Guizhou Taibang, for damages incurred by Guizhou Taibang from Zhongxin's debt and that the sellers will repay Dalin their pro rata share of payments made by Guizhou Taibang to creditors in connection with Zhongxin's debt within 10 days after payment by Guizhou Taibang. The RMB3,074,342 contingent liability and proportionate share of the liability to be recovered from the sellers were properly reflected in the financials as of December 31, 2009. On December 31, 2010, Guizhou Taibang brought suit against Zhongxin in the Middle Court of Guiyang City, to recover the full judgment amount of RMB3,074,342 plus court fee of RMB32,340 that Guizhou Taibang has already paid on behalf of Zhongxin.

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

NOTE 16 – RELATED PARTY TRANSACTIONS

The material related party transactions undertaken by the Company with related parties are presented as follows:

Assets	Purpose	March 31, 2011	December 31, 2010
Accounts receivable – related party(1)	Processing fees /sales	$-	$212,611

Liabilities	Purpose	March 31, 2011	December 31, 2010
Other payable – related parties(2)	Loan	$2,209,593	$2,195,123

Other payable – related parties(3)	Contribution	1,011,221	997,017
Total other payable – related parties		$3,220,814	$3,192,140

(1) Guizhou Taibang provides processing services for Guizhou Eakan Co., Ltd. (“Guizhou Eakan”), the affiliate of one of the Guizhou Taibang’s noncontrolling interests holders. The Company’s total processing services income from Guizhou Eakan amounted to $75,584 and $237,031 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, accounts receivable due from Guizhou Eakan amounted to $nil and $212,611, respectively.

(2) Guizhou Taibang has payables to Guizhou Eakan Investing Corp., amounting to approximately $2,209,593 (RMB14,470,160). Guizhou Eakan Investing Corp. is one of the noncontrolling interest holders of the Guizhou Taibang. The Company borrowed this interest free advance for working capital purpose for Guizhou Taibang. The balance is due on demand.

(3) Guizhou Taibang has payables to Guizhou Jie’an, a noncontrolling interest holder of Guizhou Taibang, amounting to approximately $1,011,221 (RMB 6,619,840). In 2007, Guizhou Taibang received additional contributions from Guizhou Jie’an of $962,853 to maintain Jie’an equity interest in Guizhou Taibang at 9%. However, due to a legal dispute among shareholders over raising additional capital as discussed in the legal proceeding section (see Note 15), the money may be returned to Jie’an. During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital infusion with the local Administration for Industry and Commerce, pursuant to the equity purchase agreement, and such registration was approved by the majority shareholders of Guizhou Taibang in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the outcome of the ongoing litigations. If the Company decided to ratify the approval, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Guizhou Jie’an will be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective.

NOTE 17 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per share for the periods indicated:

	For the three months ended
	March 31, 2011	March 31, 2010
Numerator used in basic net income per share:
Net income attributable to China Biologic Products, Inc.	$6,308,975	$10,663,749
Interest on the Notes	-	172,121
Change in fair value of embedded conversion option in the Notes	-	(2,057,342)
Change in fair value of warrants issued to Investors and placement agent	(513,828)	(1,776,235)
Numerator used in diluted net income per share	$5,795,147	$7,002,293

Weighted average shares:

	For the three months ended
	March 31, 2011	March 31, 2010
Basic	24,351,125	23,386,893
Effect of dilutive common share equivalents:
Diluted effect of the Notes	-	1,910,138
Diluted effect of warrants issued to Investors and placement agent	659,993	609,197
Diluted effect of stock option	669,530	565,197

Diluted	25,680,648	26,471,425

Net income per ordinary share - basic	$0.26	$0.46
Earnings per share - diluted	$0.23	$0.26

During the three months ended March 31, 2011, the embedded conversion option in the Notes and 1,126,000 options with an average exercise price of $12.84 are excluded from the calculation of diluted earnings per share since they did not have any dilutive effect.

NOTE 18 – CONCENTRATIONS AND CREDIT RISKS

The Company's operations are carried out in the PRC and are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other matters.

The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for its bank accounts located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for its bank accounts located in Hong Kong. Cash balances maintained at financial institutions or state-owned banks in the PRC are not covered by insurance. Total cash in banks as of March 31, 2011 and December 31, 2010 amounted to $55,935,784 and $64,443,315, respectively, of which $62,218 and $1,473,917 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on its cash in bank accounts.

The Company’s major product, human albumin: 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml and 10%/50ml, accounted for 57.2% and 46.9% of the total sales for the three months ended March 31, 2011 and 2010, respectively. If the market demands for human albumin cannot be sustained in the future or if the price of human albumin decreases, it would adversely affect the Company’s operating results.

All of the Company’s customers are located in the PRC. As of March 31, 2011 and 2010, the Company had no significant concentration of credit risk. There were no customers that individually comprised 10% or more of the sales during the three months ended March 31, 2011 and 2010. No individual customer represented 10% or more of trade receivables at March 31, 2011 and December 31, 2010. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There was no vendor that individually comprised 10% or more of the purchase during the three months ended March 31, 2011 and there were two vendors that individually comprised 10% or more of the purchase during the same period in 2010. There was no individual vendor that represented more than 10% of accounts payables at March 31, 2011 and 2010, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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
  “Taibang Biological” are to our wholly owned subsidiary Taibang Biological Limited, a BVI company, formerly, Logic Express Limited;
  “Taibang Holdings” are to our wholly-owned subsidiary Taibang Holdings (Hong Kong) Limited, a Hong Kong company, formerly Logic Holdings (Hong Kong) Limited;
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

Overview of Our Business

We are a biopharmaceutical company, through our indirect majority-owned PRC subsidiaries, Shandong Taibang and Guizhou Taibang, and our minority-owned PRC investee, Huitian, principally engaged in the research, development, manufacturing and sales of plasma-based pharmaceutical products in China. Shandong Taibang operates from our manufacturing facility located in Tai’an, Shandong Province and Guizhou Taibang operates from our manufacturing facility located in Guiyang City, Guizhou Province. Our minority-owned investee, Huitian, operates from its facility in Shaanxi Province. The plasma-based biopharmaceutical manufacturing industry in China is highly regulated by both the provincial and central governments. Accordingly, the manufacturing process of our products is strictly monitored from the initial collection of plasma from human donors to finished products. Our principal products include our approved human albumin and immunoglobulin products.

We are approved to sell human albumin 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml, 10%/50ml and 25%/50ml. Human albumin is our top-selling product. Sales of these human albumin products represented approximately 57.2% and 46.9% of our total sales, respectively, for the each of the three months ended March 31, 2011 and 2010. Human albumin is principally used to increase blood volume while immunoglobulin, one of our other major products, is used for certain disease preventions and cures. Our approved human albumin and immunoglobulin products use human plasma as the basic raw material. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. All of our products are prescription medicines administered in the form of injections.

We sell our products to customers in the PRC, mainly hospitals and inoculation centers directly or through approved distributors. Our sales have historically been made on the basis of short-term arrangements and our largest customers have changed over the years. For the three months ended March 31, 2011 and 2010, our top 5 customers accounted for approximately 13.5%, and 20.7%, respectively, of our total sales. As we continue to diversify our geographic presence, customer base and product mix, we expect that our largest customers will continue to change from year to year.

We operate and manage our business as a single segment. We do not account for the results of our operations on a geographic or other basis.

Our principal executive offices are located at No. 14 East Hushan Road, Tai’an City, Shandong, the People’s Republic of China 271000. Our corporate telephone number is (86) 538-620-2306 and our fax number is (86)538-620-3895. We maintain a website at http://www.chinabiologic.com that contains information about our company, but that information is not part of this report.

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the three months ended March 31, 2011, which resulted in growth in our sales and net income. The following are some financial highlights for the three months ended March 31, 2011:

  Sales: Sales increased $7,372,269, or 27.2%, to $34,470,822 for the three months ended March 31, 2011, from $27,098,553 for the same period in 2010.

  Gross Profit: Gross profit increased $4,859,525 or 23.9%, to $25,159,224 for the three months ended March 31, 2011, from $20,299,699 for the same period in 2010.

  Income from operations: Income from operations increased $1,308,295, or 9.9%, to $14,534,179 for the three months ended March 31, 2011, from $13,225,884 for the same period in 2010.

  Net income: Net income decreased $4,354,774, or 40.8%, to $6,308,975 for the three months ended March 31, 2011, from $10,663,749 for the same period in 2010.

  Fully diluted net income per share: Fully diluted net income per share was $0.23 for the three months ended March 31, 2011, as compared to $0.26 for the same period in 2010.

For the three months ended March 31, 2011 and 2010, we reported a net income of $6,308,975 and $10,663,749, respectively. Our results of operations in the first quarter of 2011, as compared to the same period in 2010, was materially impacted by unit price increases and sales volume increases of our products, as well as the reduction of change in derivative liabilities.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended		$	%
	March 31,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
SALES
External customers	$34,395,238	$26,861,522	$7,533,716	28.0%
Related party	75,584	237,031	(161,447)	(68.1%	)
Total sales	34,470,822	27,098,553	7,372,269	27.2%
COST OF SALES
External customers	9,277,204	6,798,854	2,478,350	36.5%
Related party	34,394	-	34,394	100%
Total cost of sales	9,311,598	6,798,854	2,512,744	37.0%
GROSS PROFIT	25,159,224	20,299,699	4,859,525	23.9%
OPERATING EXPENSES
Selling expenses	2,449,913	942,908	1,507,005	159.8%
General and administrative expenses	7,464,141	4,962,252	2,501,889	50.4%
Research and development expenses	710,991	1,168,655	(457,664)	(39.2%	)
Total operating expenses	10,625,045	7,073,815	3,551,230	50.2%
INCOME FROM OPERATIONS	14,534,179	13,225,884	1,308,295	9.9%
OTHER EXPENSES (INCOME)
Equity in income of equity method investee	(270,394)	(188,541)	(81,853)	43.4%
Change in fair value of derivative liabilities	(1,021,865)	(3,833,577)	2,811,712	(73.3%	)
Interest expense	1,680,922	333,589	1,347,333	403.9%
Interest income	(170,131)	(152,536)	(17,595)	11.5%
Other expenses / (income), net	224,231	(819,969)	1,044,200	(127.3%	)
Total other expenses/(income), net	442,763	(4,661,034)	5,103,797	(109.5%	)
EARNINGS BEFORE INCOME TAX EXPENSE	14,091,416	17,886,918	(3,795,502)	(21.2%	)
INCOME TAX EXPENSES	4,263,216	3,071,147	1,192,069	38.8%
NET INCOME	$9,828,200	$14,815,771	$(4,987,571)	(33.7%	)
Less: Net income attributable to noncontrolling interest	3,519,225	4,152,022	(632,797)	(15.2%	)
NET INCOME ATTRIBUTABLE TO COMPANY	$6,308,975	$10,663,749	$(4,354,774)	(40.8%	)

Sales. Our sales are derived primarily from the sales of human albumin and various types of immunoglobulin. Our sales increased 27.2%, or $7,372,269, to $34,470,822 for the three months ended March 31, 2011, compared to $27,098,553 for the three months ended March 31, 2010. The increase in sales during the 2011 period is primarily attributable to a general increase in the price and volume of plasma based products. Among the factors that contributed to the growth in revenue, foreign exchange translation accounted for 4.6% of the increase.

Most of our approved products recorded price increases ranging from 2.7% to 25.2%, except for human albumin products, which decreased by 4.9%. For the quarter ended March 31, 2011, the average price for our approved human albumin products, which contributed 57.2% to our total sales, decreased 4.9%, the average price for our approved human hepatitis B immunoglobulin products, which contributed 6.4% to our total sales, increased by 25.2%, the average price for our approved human immunoglobulin for intravenous injection products, which contributed 30.2% to our total sales, increased by 4.2%, the average price for our approved human rabies immunoglobulin products, which contributed 2.2% to our total sales, increased by 14.8%, and the average price for our approved human tetanus immunoglobulin products, which contributed 3.4% to our total sales, increased 2.7%, as compared to the same period in 2010. The general price increase of our immunoglobulin product group was primarily attributable to the continuing shortage in supply of such products, while the average price decrease in human albumin products is mainly due to the continuous increase in the imported volume of this product during the first quarter of 2011.

Volume in sales for our human albumin, human immunoglobulin for intravenous injection, and human tetanus immunoglobulin products increased by 63.2%, 85.5% and 68.5%, respectively, for the three months ended March 31, 2011, as compared to the same period in 2010. Volume in sales for our human hepatitis B immunoglobulin and human rabies immunoglobulin products decreased by 46.9% and 82.7%, respectively, for the three months ended March 31, 2011 as compared to the same period in 2010, mainly due to the lack of availability of qualified raw material supply for these hyper-immune immunoglobulin. We expect the supply of these types of raw material should go to its normal level in the second half of the 2011.

Cost of Sales. Our cost of sales increased $2,512,744, or 37.0%, to $9,311,598 for the three months ended March 31, 2011, from $6,798,854 during the same period in 2010. Cost of sales as a percentage of sales was 27.0% for the three months ended March 31, 2011, as compared to 25.1% during the same period in 2010. The increase in cost of sales is due to the increase in sales, while the increase in cost of sales as a percentage of sales is due to the increase in cost of plasma paid to donors, as well as a change in the mix of products that were sold during 2011.

Gross profit and gross margin. The gross profit increased by $4,859,525, or 23.9%, to $25,159,224 for the three months ended March 31, 2011 from $20,299,699 for the same period in 2010. As a percentage of sales, our gross profit decreased by 1.9% to 73.0% for the three months ended March 31, 2011, from 74.9% for the same period in 2010. The decrease in gross profit is due mainly to raw material cost increase and decreased sales volume of human hepatitis B immunoglobulin and human rabies immunoglobulin products during the 2011 period, as compared to 2010.

Operating expenses. Our total operating expenses increased by $3,551,230, or 50.2%, to $10,625,045 for the three months ended March 31, 2011, from $7,073,815 for the same period in 2010. The increase was primarily attributable to a 159.8% increase in our selling expense and a 50.4% increase in our general and administrative expenses during the 2011 period. As a percentage of sales, total expenses increased by 4.7% to 30.8% for the three months ended March 31, 2011 from 26.1% for the same period in 2010.

     Selling expenses. For the three months ended March 31, 2011, our selling expenses increased to $2,449,913, from $942,908 for the three months ended March 31, 2010, an increase of $1,507,005, or 159.8%. As a percentage of sales, our selling expenses for the three months ended March 31, 2011 increased by 3.6% to 7.1%, from 3.5% for the three months ended March 31, 2010. The increase in selling expenses is primarily due to an increase in our promotional and conference activities as we continue our efforts in expanding our customer base into hospital and inoculation centers throughout the PRC.

     General and administrative expenses. For the three months ended March 31, 2011, our general and administrative expenses increased to $7,464,141, from $4,962,252 for the three months ended March 31, 2010, a $2,501,889, or 50.4% increase. General and administrative expenses as a percentage of sales increased by 3.4% to 21.7% for the three months ended March 31, 2011 from 18.3% for the same period in 2010. The increase in general and administrative expenses is due mainly to an increase in expenses related to payroll and employee benefit as well as non-cash employee compensation. The increase in payroll is mainly due to our efforts to enhance corporate governance with the addition of two directors during the 2011 quarter and our December 2010 addition of a President, as well as our new corporate offices in Beijing.

     Research and development expenses. For the three months ended March 31, 2011 and 2010, our research and development expenses were $710,991 and $1,168,655, respectively, a decrease of $457,664, or 39.2%. As a percentage of sales, our research and development expenses for the three months ended March 31, 2011 and 2010 were 2.1% and 4.3%, respectively. The decrease in research and development expenses is primarily due to the decreased cost associated with the development of two new products that are at the end of their respective development stage. We expect to receive SFDA approval for these two new products in mid-2011.

Change in fair value of derivative liabilities. The embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants issued in June 2009 are classified as derivative liabilities carried at fair value. For the three months ended March 31, 2011 and 2010, we recognized an income from the change in fair value of derivative liabilities in the amounts of $1,021,865 and $3,833,577, respectively. The recognized income from the change in the fair value of derivative liabilities in the first quarter of 2011 is mainly due to a decrease in the price of our common stock from $16.39 to $15.96 as of December 31, 2010 to March 31, 2011, respectively. Future changes in the market price of our common stock could cause the fair value of these derivative financial instruments to change significantly in future periods.

Interest expense (income). Our interest expense increased $1,347,333 to $1,680,922 for the three months ended March 31, 2011, from $333,589 for the same period in 2010. Our interest income increased $17,595 to $170,131, for the three months ended March 31, 2011, from $152,536 for the same period in 2010. The increase in interest expense is primarily due to the effective interest charges on convertible notes of $1,458,489 and $99,318, respectively, for the three months ended March 31, 2011 and 2010.

Income tax. The Company’s effective income tax rates were 30% and 17% for the three months ended March 31, 2011 and 2010, respectively. The effective income tax rate for the three months ended March 31, 2011 differs from the PRC statutory income tax rate of 25% primarily due to the tax effect of non-deductible expenses and the recognition of valuation allowances on deferred tax assets relating to entities which were in cumulative losses. Management believes it is more likely than not that such deferred tax assets will not be realized. As of March 31, 2011 and December 31, 2010, the valuation allowances were $2,734,304 and $2,575,574, respectively.

In February 2009, Shandong Taibang was granted the High and New Technology Enterprise qualification and was entitled to a 15% preferential income tax rate for a period of three years from 2008 to 2010. Further, Guizhou Taibang was entitled to the preferential income tax rate of 15% under the 10-year Western Development Tax Concession, which also ended in 2010. Accordingly, Shandong Taibang and Guizhou Taibang are subject to income tax at 25% from 2011 onwards. Shandong Taibang is in the process of reapplying the High and New Technology Enterprise qualification for an additional three years from 2011 to 2013.

Our provision for income taxes increased by $1,192,069, or 38.8%, to $4,263,216 for the three months ended March 31, 2011, from $3,071,147 for the same period in 2010.The increase of income tax provision was mainly attributable to the increase in applicable income tax rate from 15% to 25% of Shandong Taibang and Guizhou Taibang as well as our increase of net operating income for the three months ended March 31, 2011, compared with the same period in the prior year.

Our Company’s PRC subsidiaries have cash balance of $56 million as of March 31, 2011 which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred tax liabilities on undistributed earnings of our PRC subsidiaries.

Net income. Our net income decreased $4,987,571, or 33.7%, to $9,828,200 for the three months ended March 31, 2011, from $14,815,771 for the same period in 2010. Net income as a percentage of sales was 28.5% and 54.7% for the three months ended March 31, 2011 and 2010, respectively, as a result of the foregoing factors.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. As of March 31, 2011, we had $56,307,771 in cash and cash equivalents, primarily consisting of cash on hand and demand deposits.

The following table provides the statements of net cash flows for the three months ended March 31, 2011 compared to March 31, 2010 (Unaudited):

Cash Flow
(all amounts in U.S. dollars)

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$2,878,223	$2,092,846
Net cash used in investing activities	(1,897,980)	(3,513,600)
Net cash used in financing activities	(10,181,320)	(1,177,882)
Effects of exchange rate change on cash	567,480	(54,890)
Net increase (decrease) in cash and cash equivalents	(8,633,597)	(2,653,526)
Cash and cash equivalents at beginning of the period	64,941,368	53,843,951
Cash and cash equivalent at end of the period	$56,307,771	$51,190,425

Operating activities

Net cash provided by operating activities was $2.9 million for the three months ended March 31, 2011, as compared to $2.1 million for the same period in 2010. The net cash provided by operating activities in the three months ended March 31, 2011 was mainly due to the net income of $12.9 million, which was offset by cash outflow for inventory, accounts receivable and other payables and accrued liabilities of $5.0 million, $3.1 million and $1.9 million, respectively. The cash outflow for inventory is a direct result of the implementation of the 90-day quarantine period by the PRC government, which caused a longer staging period for its raw material plasma inventory. As we increased our sales directly to the end-users, hospitals and inoculation centers with extended credit terms, we experienced a slower turn-over with our accounts receivable. The cash provided by operating activities in the same period in 2010 was mainly from net income of $13.5 million and offset by cash outflow for inventory, accounts receivable, other payables and accrued liabilities, and tax payable of $4.3 million, $2.0 million, $2.4 million, and $1.3 million, respectively.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2011 was $1.9 million, as compared to $3.5 million for the same period of 2010. During the three months ended March 31, 2011, we paid $1.9 million for equipment for Shandong Taibang and for buildings and construction in progress at Guizhou Taibang.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2011 totaled $10.2 million, as compared to $1.2 million for the same period of 2010. The increase of the cash used in financing activities was mainly attributable to the $7.6 million payment to acquire the remaining 10% interest in our 90% majority owned subsidiary.

We believe that we have sufficient cash on hand and continuing positive cash inflow, from the sale of our plasma-based products in the PRC market. Our management expects continued growth in sales throughout the term of the convertible notes, largely due to the ongoing limited supply of plasma-based products in the PRC market due to the introduction of more stringent health and safety measures which we already meet. In light of the foregoing, we believe that we will have the financial ability to fulfill our payment obligations under the convertible notes when they come due.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of March 31, 2011:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Convertible notes	$2,654,722	$2,654,722	$-	$-	$-
Due to related parties	2,209,593	2,209,593	-	-	-
Operating lease commitment	748,201	317,670	221,156	15,355	194,020
Total	$5,612,516	$5,181,985	$221,156	$15,355	$194,020

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term and long-term bank loans. Although our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2011.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of March 31, 2011, would decrease net income before provision for income taxes by approximately $15,270 for the three months ended March 31, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in banks as of March 31, 2011 and 2010 amounted to $55,935,784 and $50,943,464, respectively, $62,218 and $39,396 of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash in bank accounts.

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

Market for Human Albumin

Our major product, human albumin: 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml and 10%/50ml, accounted for 57.2% and 46.9% of the total sales for the three months ended March 31, 2011 and 2010, respectively. If the market demands for human albumin cannot be sustained in the future or if the price of human albumin decreases, it would adversely affect our operating results.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chao Ming Zhao and our Chief Financial Officer, Mr. Y. Tristan Kuo, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2011. Based upon, and as of the date of this evaluation, Messrs. Zhao and Kuo, determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, which we are still in the process of remediating as of March 31, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, our management identified ineffective review controls on the recognition of deferred tax liabilities and derivative instrument valuation, because of lack of resources with expertise in non-recurring transactions, which resulted an inadvertent omission of the callable feature when measuring the fair value of the warrants and misinterpretation of US GAAP regarding the recognition of deferred tax liabilities upon business combination. We have already taken measures to remediate these material weaknesses by adding two additional qualified accountants in late 2010 and enhancing the supervision, monitoring and reviewing of financial statement preparation processes. Furthermore, we have already engaged outside consultants specializing in deferred tax accounting and derivative instrument valuation, as well as in reinforcing the rigorous process for collecting and reviewing information required for the preparation of the financial statements including footnotes.

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Other than the legal proceedings described in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2010, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results. Investors are directed to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these legal proceedings. There have been no material developments to these legal proceedings during the first quarter of 2011.

ITEM 1A.	RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Date: May 9, 2011	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ Chao Ming Zhao
Chao Ming Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Y. Tristan Kuo
Y. Tristan Kuo, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)