Form 10-Q
period 2011-06-30
China Biologic Products, Inc.
filed 2011-08-09
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

____________________________________________________________________________
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

Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]       No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	25,551,125

Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2011

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$76,841,679	$64,941,368
Accounts receivable, net of allowance for doubtful accounts	20,392,860	9,922,111
Accounts receivable - a related party	-	212,611
Inventories	62,598,637	52,300,447
Other receivables	2,103,222	2,727,110
Prepayments and prepaid expenses	2,044,279	855,338
Deferred tax assets	2,401,806	1,860,753
Total Current Assets	166,382,483	132,819,738

Property, plant and equipment, net	39,932,006	39,511,731
Intangible assets, net	13,124,987	14,559,020
Land use rights, net	4,954,026	4,701,450
Prepayments and deposits for property, plant and equipment	6,429,300	4,254,423
Goodwill	18,129,811	17,778,231
Equity method investment	8,183,215	7,297,201
Total Assets	$257,135,828	$220,921,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term bank loans	$18,564,000	$3,034,000
Accounts payable	5,593,488	4,392,772
Due to related parties	3,262,995	3,192,140
Other payables and accrued expenses	21,738,685	21,606,730
Advance from customers	4,496,574	3,560,018
Income tax payable	9,555,911	6,659,805
Other taxes payable	2,759,165	2,146,868
Convertible notes	-	1,196,233
Derivative liabilities - embedded conversion option in convertible notes	-	14,561,661
Derivative liabilities - warrants	5,188,004	11,095,592
Total Current Liabilities	71,158,822	71,445,819
Other payable	338,604	333,008
Deferred tax liabilities	3,999,634	4,098,834
Total Liabilities	75,497,060	75,877,661

Stockholders’ Equity
Common stock: par value $.0001; 100,000,000 shares authorized; 25,551,125 and 24,351,125 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2,555	2,435
Additional paid-in capital	46,160,371	35,435,139
Retained earnings	78,647,781	55,739,101
Accumulated other comprehensive income	11,129,413	8,023,121
Total stockholders’ equity attributable to China Biologic Products, Inc.	135,940,120	99,199,796

Noncontrolling interest	45,698,648	45,844,337

Total Equity	181,638,768	145,044,133

Commitments and contingencies

Total Liabilities and Equity	$257,135,828	$220,921,794

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Sales
External customers	$41,664,996	$40,580,807	$76,060,234	$67,442,329
Related party	462	327,509	76,046	564,540
Total sales	41,665,458	40,908,316	76,136,280	68,006,869

Cost of sales
External customers	12,512,359	9,012,168	21,789,563	15,811,022
Related party	210	46,738	34,604	46,738
Cost of sales	12,512,569	9,058,906	21,824,167	15,857,760

Gross profit	29,152,889	31,849,410	54,312,113	52,149,109

Operating expenses
Selling expenses	3,038,143	1,856,881	5,488,056	2,799,789
General and administrative expenses	7,665,306	5,905,950	15,129,447	10,868,202
Research and development expenses	1,218,977	1,317,483	1,929,968	2,486,138

Income from operations	17,230,463	22,769,096	31,764,642	35,994,980

Other expenses / (income)
Equity in income of equity method investee	(463,688)	(157,114)	(734,082)	(345,655)
Change in fair value of derivative liabilities	(11,175,384)	(2,270,829)	(12,197,249)	(6,104,406)
Interest expense	2,300,601	619,469	3,981,523	953,058
Interest income	(269,594)	(180,464)	(439,725)	(333,000)
Other expenses / (income), net	846,051	102,465	1,070,282	(717,504)
Total other income, net	(8,762,014)	(1,886,473)	(8,319,251)	(6,547,507)

Earnings before income tax expense	25,992,477	24,655,569	40,083,893	42,542,487

Income tax expense	5,317,249	4,961,895	9,580,465	8,033,042

Net income	20,675,228	19,693,674	30,503,428	34,509,445

Less: Net income attributable to the noncontrolling interest	4,075,523	6,757,992	7,594,748	10,910,014

Net income attributable to China Biologic Products, Inc.	$16,599,705	$12,935,682	$22,908,680	$23,599,431

Earnings per share:
Basic	$0.67	$0.55	$0.94	$1.01
Diluted	$0.28	$0.41	$0.53	$0.68

Weighted average shares used in computation:
Basic	24,632,774	23,511,435	24,492,728	23,449,508
Diluted	26,738,279	26,599,255	26,802,683	26,541,685

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2011

					Accumulated other	Equity attributable
	Common stock		Additional	Retained	comprehensive	to China Biologic	Noncontrolling
	Shares	Par value	paid-in capital	earnings	income	Products, Inc.	interest	Total equity

Balance as of January 1, 2011	24,351,125	$2,435	$35,435,139	$55,739,101	$8,023,121	$99,199,796	$45,844,337	$145,044,133

Net income	-	-	-	22,908,680	-	22,908,680	7,594,748	30,503,428
Foreign currency translation adjustments, net of nil income taxes	-	-	-	-	3,106,292	3,106,292	719,548	3,825,840
Comprehensive income						$26,014,972	$18,314,296	$34,329,268
Dividend declared by subsidiaries to noncontrolling interest	-	-	-	-	-	-	(5,589,920)	(5,589,920)
Acquisition of noncontrolling interest	-	-	(4,764,935)	-	-	(4,764,935)	(2,870,065)	(7,635,000)
Stock compensation	-	-	2,418,287	-	-	2,418,287	-	2,418,287
Common stock issued in connection with:
Exercise of stock options	25,000	3	99,997	-	-	100,000	-	100,000
Conversion of convertible notes	1,175,000	117	12,971,883	-	-	12,972,000	-	12,972,000
Balance as of June 30, 2011	25,551,125	$2,555	$46,160,371	$78,647,781	$11,129,413	$135,940,120	$45,698,648	$181,638,768

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,503,428	$34,509,445
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,192,436	1,670,321
Amortization	1,769,484	1,740,659
Loss on sale of property, plant and equipment	133,218	3,020
(Reversal) / provision for doubtful accounts, net	(14,674)	423,922
Write-down of obsolete inventories	151,014	219,897
Deferred tax benefit	(677,477)	(311,476)
Stock compensation	2,418,287	617,841
Change in fair value of derivative liabilities	(12,197,249)	(6,104,406)
Amortization of deferred note issuance cost	91,945	171,667
Amortization of discount on convertible notes	3,503,767	312,259
Equity in income of equity method investee	(734,082)	(345,655)
Change in operating assets and liabilities:
Accounts receivable - third parties	(10,150,102)	(3,861,953)
Accounts receivable - a related party	214,587	(6,264)
Other receivables	27,582	(95,231)
Inventories	(9,319,703)	(6,351,255)
Prepayments and prepaid expenses	(1,299,510)	(849,198)
Accounts payable	1,200,716	(446,713)
Other payables and accrued expenses	378,573	1,252,134
Accrued interest - noncontrolling interest shareholders	-	(2,068,526)
Advance from customers	857,251	169,398
Income tax payable	2,735,990	(1,294,805)
Other taxes payable	563,983	-
Net cash provided by operating activities	12,349,464	19,355,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a subsidiary, net of cash acquired	-	(4,022,288)
Purchase of property, plant and equipment	(4,596,500)	(6,154,212)
Purchase of intangible assets and land use right	(413,925)	(559,436)
Net cash used in investing activities	(5,010,425)	(10,735,936)

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDTIED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the six months ended
	June 30, 2011	June 30, 2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants exercised	-	689,160
Proceeds from stock option exercised	100,000	-
Proceeds from short term bank loans	18,373,200	5,867,600
Repayment of short term bank loans	(3,062,200)	(4,449,295)
Acquisition of noncontrolling interest	(7,635,000)	-
Repayment of noncontrolling interest shareholder loan	-	(3,652,500)
Dividend paid by subsidiaries to noncontrolling interest shareholders	(5,589,920)	(4,864,240)
Net cash used in / (provided by) financing activities	2,186,080	(6,409,275)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	2,375,192	209,310

NET INCREASE IN CASH	11,900,311	2,419,180

Cash and cash equivalents, beginning of period	64,941,368	53,843,951

Cash and cash equivalents, end of period	$76,841,679	$56,263,131

Supplemental cash flow information
Cash paid for income taxes	$7,521,952	$9,500,399
Cash paid for interest expense (net of capitalized interest)	$370,918	$161,684
Noncash investing and financing activities:
Convertible notes conversion	$12,972,000	$2,498,957
Reclassification of warrant liability to paid-in capital upon warrants conversion	$-	$1,747,765
Utilization of prepayments and deposits to acquire intangible assets	$-	$440,070
Utilization of prepayments and deposits to acquire property, plant and equipment	$836,000	$629,166

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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

The Company, through its PRC subsidiaries, is a biopharmaceutical company that is principally engaged in the research, development, manufacturing and sales of plasma-based pharmaceutical products in PRC. The PRC subsidiaries own plasma stations to purchase and collect plasma from individual donors for a fee. The plasma is processed into finished goods after passing through a series of fractionating processes. All of the Company’s products are prescription medicines which require government approval on the quality before the products are sold to customers. The Company primarily sells its products to hospitals and inoculation centers directly or through distributors in the PRC.

On September 26, 2008, the Company, through Logic Express, entered into an equity purchase agreement with Guiyang Dalin Biologic Technologies Co. Ltd. (“Dalin”, formerly known as “Chongqing Dalin Biologic Technologies Co. Ltd.”), an investment holding company, and certain equity owners of Dalin, to acquire 90% equity interest of Dalin. The purchase consideration for the 90% equity interest in Dalin was RMB 194,400,000 (or approximately $28,479,600) in cash.

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

On January 13, 2010, Shandong Taibang acquired the remaining 20% equity interest in Fangcheng Plasma Company from the noncontrolling interest shareholder (see Note 15). Since the additional purchase of 20% equity interest did not result in a change of the Company’s control over Fangcheng Plasma Company, this transaction was accounted for as an equity transaction. After the acquisition, Fangcheng Plasma Company became a wholly-owned subsidiary of Shandong Taibang.

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

On November 11, 2010, the Company established Qianfeng Biological Science Company (“Qianfeng Biologic”) for the purpose of research and development of placenta based products. As of June 30, 2011, Qianfeng Biologic, which is a wholly-owned subsidiary of Guizhou Taibang, had no operations.

On January 4, 2011, Logic China entered into an equity transfer agreement (the “Equity Transfer Agreement”) with Shaowen Fan, a PRC individual. Pursuant to the Equity Transfer Agreement, Logic China agreed to acquire the remaining 10% noncontrolling interest in Dalin from Shaowen Fan for a purchase price of RMB 50 million (approximately $7,635,000). The transaction was completed on January 26, 2011 and Dalin became a wholly-owned subsidiary of Logic China. The carrying amount of noncontrolling interest in Dalin at time of the transaction was $2,870,065. The excess of purchase price over the carrying amount of corresponding noncontrolling interest was recorded in additional paid-in capital.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2010 consolidated balance sheet was derived from the audited consolidated financial statements of the Company. The accompanying unaudited consolidated financial statements should be read in conjunction with the December 31, 2010 audited consolidated financial statements of the Company included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2011, and the results of operations and cash flows for the three and six months ended June 30, 2011 and 2010, have been made.

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

In April 2010, the FASB issued ASU 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades, a consensus of the FASB Emerging Issues Task Force (Issue No. 09-J). ASU 2010-13 amends FASB ASC Topic 718, Compensation—Stock Compensation, to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify an award with such a feature as a liability if it otherwise qualifies as equity. The amendments should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The adoption of ASU 2010-13 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-05, Comprehensive income (Topic 220), Presentation of Comprehensive Income. ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Accounts receivable	$21,636,417	$11,160,751
Less: Allowance for doubtful accounts	(1,243,557)	(1,238,640)
Total	$20,392,860	$9,922,111

An allowance for doubtful accounts of $10,419 and $6,762 was reversed for the three months ended June 30, 2011 and 2010, respectively. An allowance for doubtful accounts of $19,377 and $6,088 was reversed for the six months ended June 30, 2011 and 2010, respectively. There were no write-off of accounts receivable for the three and six months ended June 30, 2011 and June 30, 2010, respectively.

NOTE 4 – INVENTORIES

Inventories at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials	$27,201,043	$24,933,485
Work-in-process	21,525,227	15,262,139
Finished goods	13,872,367	12,104,823
Total	$62,598,637	$52,300,447

Raw materials mainly comprised the human blood plasma collected from the Company’s plasma stations. Work-in-process represented the intermediate products in the process of production. Finished goods mainly comprised human albumin and human immunoglobulin.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Buildings	$23,923,731	$23,259,180
Machinery and equipment	27,735,598	27,028,171
Furniture, fixtures, office equipment and vehicles	6,232,242	5,441,115
Total property, plant and equipment, gross	57,891,571	55,728,466
Accumulated depreciation	(19,368,026)	(17,434,512)
Total property, plant and equipment, net	38,523,545	38,293,954
Construction in progress	1,408,461	1,217,777
Property, plant and equipment, net	$39,932,006	$39,511,731

Depreciation expense for the three months ended June 30, 2011 and 2010 was $1,083,692 and $876,664, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 was $ 2,192,436 and $1,670,321, respectively. No interest was capitalized into construction in progress for the six months ended June 30, 2011 and 2010.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Permits and licenses	10 years	$11,894,342	$(3,067,266)	$8,827,076
GMP certificate	5.8 years	2,462,020	(1,058,130)	1,403,890
Long-term customer-relationship	4 years	7,331,993	(4,571,637)	2,760,356
Others		222,767	(89,102)	133,665
Total		$21,911,122	$(8,786,135)	$13,124,987

	December 31, 2010
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	Amortization	amount
Amortizing intangible assets:
Permits and licenses	10 years	$11,657,614	$(2,483,386)	$9,174,228
GMP certificate	5.8 years	2,414,275	(821,015)	1,593,260
Long-term customer-relationship	4 years	7,189,853	(3,549,236)	3,640,617
Others		218,093	(67,178)	150,915
Total		$21,479,835	$(6,920,815)	$14,559,020

Aggregate amortization expense for amortizing intangible assets was $857,695 and $848,048 for the three months ended June 30, 2011 and 2010, respectively. Aggregate amortization expense for amortizing intangible assets was $1,710,688 and $1,693,952 for the six months ended June 30, 2011 and 2010, respectively. Estimated amortization expenses for the next five fiscal years are $3,476,327 in 2012, $1,614,261 in 2013, $1,522,223 in 2014, $1,183,112 in 2015, and $1,166,200 in 2016.

NOTE 7 – LAND USE RIGHTS, NET

At June 30, 2011 and December 31, 2010, land use rights represented:

	June 30, 2011	December 31, 2010
Land use rights	$5,411,289	$5,091,592
Accumulated amortization	(457,263)	(390,142)
Land use rights, net	$4,954,026	$4,701,450

Aggregate amortization expense for amortizing land use right was $27,201 and $23,360 for the three months ended June 30, 2011 and 2010, respectively. Aggregate amortization expense for amortizing land use right was $58,796 and $46,707 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 8 – SHORT-TERM BANK LOANS

The Company’s bank loans as of June 30, 2011 and December 31, 2010 consisted of the following:

	Maturity	Annual	June 30,	December 31,
Loans	date	interest rate	2011	2010
Short-term bank loan, secured	March 21, 2011	5.84%	$-	$3,034,000
Short-term bank loan, secured(1)	March 22, 2012	6.06%	3,094,000	-
Short-term bank loan, unsecured	January 29, 2012	5.81%	1,547,000	-
Short-term bank loan, unsecured	January 29, 2012	6.06%	1,547,000	-
Short-term bank loan, unsecured	May 19, 2012	6.31%	4,641,000
Short-term bank loan, unsecured	June 7, 2012	6.31%	7,735,000
Total			$18,564,000	$3,034,000

Interest expense on short-term bank loans was $167,964 and $99,398 for the three months ended June 30, 2011 and 2010, respectively. Interest expense on short-term bank loans was $238,340 and $161,684 for the six months ended June 30, 2011 and 2010, respectively.

The Company did not have any revolving line of credit as of June 30, 2011.

(1)As of June 30, 2011, the secured loan is secured by the Company’s buildings with a net carrying amount of $1,616,271.

NOTE 9 – INCOME TAX

In February 2009, Shandong Taibang was granted the High and New Technology Enterprise status which entitled it to a 15% preferential income tax rate for a period of three years from 2008 to 2010. Further, Guizhou Taibang was entitled to the preferential income tax rate of 15% under the 10-year Western Development Tax Concession, which also ended in 2010. Accordingly, Shandong Taibang and Guizhou Taibang are subject to income tax at 25% from 2011 onwards. Shandong Taibang is in the process of reapplying the High and New Technology Enterprise qualification for an additional three years from 2011 to 2013. Guizhou Taibang will apply for the 15% preferential income tax rate under the extended Western Development Tax Concession from 2011 to 2020, which was announced on July 27, 2011 (see Note 19).

The Company’s effective income tax rate was 20% for the three months ended June 30, 2011 and 2010. The Company’s effective income tax rate was 24% and 19% for the six months ended June 30, 2011 and 2010, respectively. For the three and six months ended June 30, 2011, the effective income tax rates for the PRC entities and the non-PRC entities were approximately 25% and 0%, respectively. The difference in the Company’s overall effective income tax rates for the three and six months ended June 30, 2011 is attributable to the different shares of earnings before income tax expense in the PRC entities and the non-PRC entities.

As of and for the six months ended June 30, 2011, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

NOTE 10 – CONVERTIBLE NOTES

		June 30, 2011	December 31, 2010
$9,554,140, 3.8% Senior Secured Convertible Notes		$9,554,140	$9,554,140
Less:	portion of notes converted	(9,554,140)	(4,854,140)
	unamortized discount	-	(3,503,767)
Convertible notes		$-	$1,196,233

On June 5, 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue to the Investors 3.8% Senior Secured Convertible Notes in the aggregate principal amount of $9,554,140 (the “Notes”) and warrants (the “Warrants” and together with the Notes, the “Subscribed Securities”) to purchase up to 1,194,268 shares of common stock of the Company (and together with the shares to be converted in the Notes, the “Underlying Securities”). The transaction closed on June 10, 2009.

The coupon rate of the Notes is 3.8% per annum (the “Interest Rate”), payable from the closing until repayment, whether on maturity on June 10, 2011, by acceleration or otherwise. Interest on the Notes is due and payable in cash semi-annually on September 30 and March 31 of each year, commencing on September 30, 2009. The Company has the option to pay the interest due through the issuance of its common stock at a conversion price of $4.00 per share. If the Company defaults in the payment of the principal or interest on the Notes when due, subject to the Investors’ election, the Company is obligated to either (a) redeem all or a portion of the Notes pursuant to the redemption rights discussed below or (b) pay interest on such defaulted amount at a rate equal to the Interest Rate plus 2.0%. The Notes are convertible at any time before maturity into the Company’s common stock at a conversion price of $4.00 per share, subject to certain adjustments as specified in the Purchase Agreement.

The Warrants have a term of three years, with an exercise price of $4.80 per share, subject to adjustments pursuant to anti-dilution and other customary provisions, and are exercisable by the Investors at any time after the date on which their related Notes are converted, except that if any of the Notes is partially converted, the Investors could only exercise the corresponding portion of the Warrants.

The Company has granted the Investors demand and piggy-back registration rights with respect to the Underlying Securities, pursuant to a registration rights agreement among the Company and the Investors.

The Company paid its placement agent a cash fee, equal to 6.1% of the proceeds received in connection with the issuance of the Notes, and a three-year warrant to purchase 93,750 shares of the Company’s common stock at an exercise price of $6.00 per share. The aggregate fee of $870,417 paid to the placement agent, including the fair value of the warrant issued, was deferred as a debt issuance costs and amortized over the life of the Notes.

The Notes are secured by 3,000,000 shares of common stock of the Company held by Siu Ling Chan (“Ms. Chan”), the Company’s chairwoman of the board of directors and a principal shareholder of the Company, pursuant to the terms of a Guarantee and Pledge Agreement signed among the Company, the Investors and Ms. Chan. To induce Ms. Chan to enter into the Guarantee and Pledge Agreement with the Investors, the Company agreed to indemnify Ms. Chan for all damages, liabilities, losses and expenses of any kind (“Losses”), which may be sustained or suffered by Ms. Chan, arising out of or in connection with any enforcement action instituted by the Investors pursuant to the Guarantee and Pledge Agreement. The Company’s indemnification obligation is limited to Losses that arise as the result of any negligent or unlawful conduct of the Company that is caused unilaterally by the Company and is beyond Ms. Chan’s control in her capacity as a director of the Company, and will not exceed the market value of the pledged shares as of the closing of the transaction. On December 22, 2009, two of the Company’s Notes holders converted $1,000,000 of their Notes into an aggregate of 250,000 shares of the Company’s common stock. On January 13, 2010, these two Notes holders converted an additional $1,054,140 of their remaining Notes into an aggregate of 263,535 shares of the Company’s common stock. On November 10, 2010, another Notes holder converted $2,800,000 of Notes into an aggregate of 700,000 shares of the Company’s common stock. On June 10, 2011, the two Notes holders converted $4,700,000 of their Notes into an aggregate of 1,175,000 shares of the Company’s common stock. As of June 30, 2011, all Notes were converted.

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

The residual amount is allocated to the debt instrument in the amount of $0.01 and is accreted to the principal amount of the Notes using an effective annual interest rate of approximately 365% with the related interest expense recognized in the statements of income. For the three months ended June 30, 2011 and 2010, the accreted interest expenses were $2,077,028 and $284,190, respectively. For the six months ended June 30, 2011 and 2010, the accreted interest expenses were $3,580,167 and $456,311, respectively.

For the three months ended June 30, 2011 and 2010, the gains arising from the decrease in fair value of the embedded conversion option in the Notes were $5,781,624 and $1,752,403, respectively. For the six months ended June 30, 2011 and 2010, the gains arising from the decrease in fair value of embedded conversion option in the Notes were $6,289,661 and $3,809,745, respectively.

NOTE 11 – WARRANTS AND OPTIONS

Warrants

In connection with the issuance of the Notes (see Note 10), the Company issued warrants to purchase up to 1,194,268 and 93,750 shares of common stock of the Company to the Investors and placement agent, respectively.

The fair value of the warrants outstanding as of June 30, 2011 and December 31, 2010 were determined based on the Binominal option pricing model, using the following key assumptions:

	June 30, 2011	December 31, 2010
Expected dividend yield	0%	0%
Risk-free interest rate	0.23%	0.43%
Time to maturity (in years)	0.95	1.43
Expected volatility	55.0%	70.0%
Fair value of underlying common shares (per share)	$10.20	$16.39

Changes in the management’s estimates and assumptions regarding the expected volatility could significantly impact the estimated fair value of the warrants determined under the Binominal option pricing model and, as a result, the net income and the net income attributable to the Company’s stockholders.

For the three months ended June 30, 2011 and 2010, the gains arising from the decrease in fair value of warrants were $5,393,760 and $518,426, respectively. For the six months ended June 30, 2011 and 2010, the gains arising from the decrease in fair value of warrants were $5,907,588 and $2,294,661, respectively. As of June 30, 2011 and December 31, 2010, there were 937,500 Warrants outstanding that expire if unexercised by June 2012.

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

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock. The risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated term of the options. The expected dividend yield was based on the Company’s current and expected dividend policy. Changes in the management’s estimates and assumptions regarding the expected volatility could significantly impact the estimated fair values of the share options determined under the Black-Scholes option pricing model and, as a result, the net income and the net income attributable to the Company’s stockholders. The weighted average grant date fair value of options granted during the six months ended June 30, 2011 was $9.69. During the six months ended June 30, 2011, 25,000 shares options were exercised and no option was forfeited. For the three months ended June 30, 2011 and 2010, the Company recorded stock compensation expense of $1,243,405 and $45,948, respectively, in general and administrative expenses. For the six months ended June 30, 2011 and 2010, the Company recorded stock compensation expense of $2,418,287 and $617,841, respectively, in general and administrative expenses. As of June 30, 2011, approximately $7,882,710 of stock compensation expense with respect to non-vested stock options is to be recognized over approximately 2.3 years.

NOTE 12 – STATUTORY RESERVES

Each of the Company’s PRC subsidiaries are required to allocate at least 10% of its after tax profits, as determined under generally accepted accounting principal in the PRC, to its statutory surplus reserve until the reserve balance reaches 50% of the respective registered capital. The accumulated balance of the statutory reserve as of June 30, 2011 and December 31, 2010 was $34,128,323 and $28,820,686, respectively.

NOTE 13 – FAIR VALUE MEASUREMENTS

Management used the following methods and assumptions to estimate the fair value of financial instruments at the relevant balance sheet dates:

• Short-term financial instruments (including cash and cash equivalents, accounts receivables, other receivables, short-term bank loans, accounts payable, other payables and accrued expenses, and amount due to related parties) – The carrying amounts of the short-term financial instruments approximate their fair values because of the short maturity of these instruments.

• Long-term other payable – The fair value of the Company’s long-term other payable is estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities.

• Derivative liabilities (the embedded conversion option in the Notes and Warrants) – The estimated fair values were determined by using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

Fair Value Measurements Using:
Quoted Prices
		in Active Markets	Significant
		for Identical	Other	Significant
		Financial Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
June 30, 2011	Total	Level 1	Level 2	Level 3
Liabilities at fair value:
Derivative liabilities—embedded conversion option in the Notes	$-	$-	$-	$-
Derivative liabilities—Warrants	5,188,004	-	5,188,004	-

December 31, 2010	Total	Level 1	Level 2	Level 3
Liabilities at fair value:
Derivative liabilities—embedded conversion option in the Notes	$14,561,661	$-	$14,561,661	$-
Derivative liabilities—Warrants	11,095,592	-	11,095,592	-

NOTE 14 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the three months ended June 30, 2011 and 2010 are as follows:

	For the three months ended
	June 30, 2011	June 30, 2010
Human Albumin	$21,377,406	$18,989,767
Immunoglobulin products:
Human Hepatitis B Immunoglobulin	1,874,504	2,839,125
Human Immunoglobulin for Intravenous Injection	16,084,281	16,095,707
Human Rabies Immunoglobulin	2,451	1,326,275
Human Tetanus Immunoglobulin	1,951,355	1,168,355
Human Immunoglobulin	-	200,531
Others	375,461	288,556
Total	$41,665,458	$40,908,316

The Company’s sales by significant types of product for the six months ended June 30, 2011 and 2010 are as follows:

	For the six months ended
	June 30, 2011	June 30, 2010
Human Albumin	$41,078,992	$31,689,174
Immunoglobulin products:
Human Hepatitis B Immunoglobulin	4,090,185	6,171,432
Human Immunoglobulin for Intravenous Injection	26,511,668	21,491,172
Human Rabies Immunoglobulin	752,520	5,104,397
Human Tetanus Immunoglobulin	3,140,291	1,855,670
Human Immunoglobulin	-	850,504
Others	562,624	844,520
Total	$76,136,280	$68,006,869

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Total operating lease commitments for rental of offices and land use rights and buildings of the Company’s PRC subsidiaries as of June 30, 2011 is as follows:

Period ending June 30,
2012	$389,393
2013	277,922
2014	100,993
2015	100,993
2016	77,654
Years after	148,540
Total minimum payments required	$1,095,495

For the three months ended June 30, 2011 and 2010, total lease expense amounted to $103,013 and $37,823, respectively. For the six months ended June 30, 2011 and 2010, total lease expense amounted to $164,097 and $58,171, respectively.

Legal proceedings

Bobai County Collection Station

In January 2007, the Company's PRC subsidiary, Shandong Taibang, advanced $413,697 (RMB3.0 million) to Feng Lin, the 20% noncontrolling interest shareholder of Fang Cheng Plasma Company, a Company's majority owned subsidiary, for the purpose of establishing or acquiring a plasma collection station. Mr. Lin and Shandong Taibang intended to establish the Bobai Kangan Plasma Collection Co., Ltd. (“Bobai”) in Bobai County, Guangxi. On January 18, 2007, Shandong Taibang signed a letter of intent to acquire the assets of the Bobai Plasma Collection Station, which was co-owned by Mr. Lin and Mr. Keliang Huang. However, in January 2007, Hua Lan Biological Engineering Co., Ltd. (“Hua Lan”) filed suit in the District Court of Hong Qi District, Xin Xiang City, Henan Province, alleging that Feng Lin, Keliang Huang and Shandong Taibang established and/or sought to operate the Bobai Plasma Collection Station using a permit for collecting and supplying human plasma in Bobai County, that was originally granted to Hua Lan by the government of the Guangxi region, without Hua Lan's permission. The establishment and registration of Bobai was never realized as a result of this law suit. On January 29, 2007, on Hua Lan's motion, the District Court entered an order to freeze funds in the amount of approximately $386,100 (RMB3,000,000) held by the defendants in the case, including approximately $65,750 (RMB500,000) in funds held in Shandong Taibang's bank account in Tai'an City. A hearing was held on June 25, 2007 and judgment was entered against the defendants along with a $226,780 (RMB1,700,000) joint financial judgment. The Company appealed the District Court judgment to the Xinxiang City Intermediate Court. In November 2007, the Intermediate Court affirmed the judgment against the three defendants and increased the amount of the joint financial judgment to approximately $405,954 (RMB3,000,000).

In January 2008, Hua Lan enforced the judgment granted by the Intermediate Court to freeze the Company's bank accounts. Shandong Taibang filed a separate action against Hua Lan before the Tai'an City District Court to seek recovery of any losses in connection with Hua Lan's claim and to request that the Tai'an City District Court preserve Hua Lan's property or freeze up to approximately $411,300 (RMB 3 million) of Hua Lan's assets to secure the return of such funds to the Company. The intermediate court in Tai'an City accepted the application on February 14, 2008 but the matter is still pending. Pending the outcome of the proceedings, Shandong Taibang increased its loss contingency reserve during its fourth quarter of 2007 from approximately $75,593 (RMB566,667) to $133,400 (RMB1,000,000) to cover its share of the enforcement of this judgment. During the fourth quarter of 2008, the full amount of the judgment, including Feng Lin and Keliang Huang's portions of the judgment and the related fees, of approximately $456,222 (RMB3,109,900) was withdrawn from Shandong Taibang's account. The Company recorded Feng Lin and Keliang Huang's portion of the judgment, of approximately $304,143 (RMB2,073,234), as receivable as a result of the withdrawal. As of December 31, 2008, the Company determined that it is unlikely that the Company will be able to recover such receivable from those two individuals and wrote off the receivable as bad debt expense. In January 2010, Feng Lin transferred his 20% equity in Fang Cheng Plasma Company as a repayment for such receivable he owed to the Company. As a result, the Company is now the 100% owner of the Fang Cheng Plasma Company.

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

Dispute among Guizhou Taibang Shareholders over Raising Additional Capital

On May 28, 2007, 91% controlling interest of Guizhou Taibang's shareholders approved a plan to raise additional capital from private strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang equity interests at RMB2.80 per share. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% noncontrolling interest shareholder of Guizhou Taibang's shares, Guizhou Jie'an Company, or Jie'an, did not support the plan and did not agree to waive its right of first refusal. On May 29, 2007, the controlling interest shareholders caused Guizhou Taibang to sign an Equity Purchase Agreement with certain investors, pursuant to which the investors agreed to invest an aggregate of RMB50,960,000 (approximately $7,475,832) in exchange for 18,200,000 shares, or 21.4%, of Guizhou Taibang's equity interests. At the same time, Jie'an also subscribed for 1,800,000 shares, representing its 9% pro rata share of the 20,000,000 shares being offered. The proceeds from all parties were received by Guizhou Taibang in accordance with the agreement.

In June 2007, Jie'an brought suit in the High Court of Guizhou province, China, against Guizhou Taibang and the three other original Guizhou Taibang shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie'an alleged that it had a right to acquire the shares waived by the original Guizhou Taibang shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie'an and sustained the Equity Purchase Agreement. On November 2008, Jie'an appealed the Guizhou High Court judgment to the People's Supreme Court in Beijing. On May 13, 2009, the People's Supreme Court sustained the original ruling and denied the rights of first refusal of Jie'an over the additional shares waived by the original Guizhou Taibang's shareholders. The registration of the new investors as Guizhou Taibang's shareholders and the related increase in registered capital of Guizhou Taibang with the Administration for Industry and Commerce are still pending. On January 27, 2010, the strategic investors brought suit in the High Court of Guizhou Province against Guizhou Taibang alleging Guizhou Taibang’s failure to register their equity interest in Guizhou Taibang with the local Administration for Industry and Commerce (“AIC”) and requesting the distribution of their share of Guizhou Taibang’s dividends. Dalin was also joined as a co-defendant as it is the controlling interest shareholder and exercises control over Guizhou Taibang’s day-to-day operations. The Company does not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, the Company believes that the Equity Purchase Agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment. In the event that Guizhou Taibang is required to return the original investment amount to the strategic investors, Guizhou Taibang has set aside the strategic investors’ initial fund along with RMB10,056,242 (approximately $1,525,532) in accrued interest, and RMB509,600 (approximately $77,306) for the 1% penalty imposed by the agreement for any breach as of December 31, 2010. If strategic investors prevail in their suit, Dalin's interests in Guizhou Taibang could be reduced to approximately 41.3%. The High Court of Guizhou heard the case on April 8, 2010 and encouraged, and accepted by both parties, to settle the dispute outside the court but both parties failed to reach a mutual agreeable term.

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

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital infusion with the local AIC, pursuant to the Equity Purchase Agreement, and such request was approved by the controlling interest shareholders of Guizhou Taibang in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the outcome of the ongoing litigations. If the Company decides to ratify the approval, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective.

Guizhou Taibang's Guarantee to a Third Party

In 2007, as a condition to purchase Huang Ping Plasma Station, Guizhou Taibang entered into an agreement with Guizhou Zhongxin Investment Company, or Zhongxin, in which Guizhou Taibang agreed to repay Zhongxin's debt out of Guizhou Taibang's payables to Zhongxin arising from plasma purchased from Zhongxin. In the same agreement, Guizhou Taibang also delivered a guarantee to the Huang Ping County Hospital, the former co-owner of the Huang Ping Plasma Station, that it would pay RMB3,074,342 (approximately, $451,006) in debt that Zhongxin owed to the hospital. On June 1, 2009, Huang Ping Hospital brought suit, in the Huang Ping County People's Court of Guizhou Province, against Zhongxin for non-payment of its payables and debt due to Huang Ping Hospital and against Guizhou Taibang as the guarantor. On November 2, 2009, the court ruled in favor of the plaintiff and Guizhou Taibang as the guarantor became obligated to repay the Zhongxin’s debt to the Huang Ping Hospital on behalf of Zhongxin. In October 2009, Guizhou Taibang appealed to the Middle Court of Kaili District in Guizhou Province which sustained the original judgment on April 8, 2010. Under the Equity Transfer Agreement pursuant to which the Company acquired a 90% interest in Dalin, Guizhou Taibang's then shareholders, provide that the sellers will be responsible, based on their pro rata equity interest in Guizhou Taibang, for damages incurred by Guizhou Taibang from Zhongxin's debt and that the sellers will repay Dalin their pro rata share of payments made by Guizhou Taibang to creditors in connection with Zhongxin's debt within 10 days after payment by Guizhou Taibang. The RMB3,074,342 contingent liability and proportionate share of the liability to be recovered from the sellers were reflected in the consolidated financial statements as of December 31, 2009. On December 31, 2010, Guizhou Taibang brought suit against Zhongxin in the Middle Court of Guiyang City, to recover the full judgment amount of RMB3,074,342 plus court fee of RMB32,340 that Guizhou Taibang has already paid on behalf of Zhongxin.

On September 13, 2010, Zhongxin countersued the Company for a consideration of RMB500,000 (approximately $74,850) for the alleged loss of its share of income from the Huang Ping Plasma Station since the Company acquired the station in April 2007. The Company believes Zhongxin’s claim is unwarranted since the Company acquired the station from its rightful owner, the Treasury Department of Huangping County, Guizhou Province.

NOTE 16 – RELATED PARTY TRANSACTIONS

The material related party transactions undertaken by the Company with related parties are presented as follows:

Assets	Purpose	June 30, 2011	December 31, 2010
Accounts receivable – a related party(1)	Processing fees /sales	$-	$212,611

Liabilities	Purpose	June 30, 2011	December 31, 2010
Other payable – related parties(2)	Loan	$2,238,534	$2,195,123
Other payable – related parties(3)	Contribution	1,024,461	997,017
Total other payable – related parties		$3,262,995	$3,192,140

(1) Guizhou Taibang provides processing services and sells products to Guizhou Eakan Co., Ltd. (“Guizhou Eakan”), an affiliate of one of the Guizhou Taibang’s noncontrolling interest shareholders. The Company’s total income from processing services and sales to Guizhou Eakan amounted to $462 and $327,509 for the three months ended June 30, 2011 and 2010, respectively. The Company’s total income from processing services and sales to Guizhou Eakan amounted to $76,046 and $564,540 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, accounts receivable due from Guizhou Eakan amounted to $nil and $212,611, respectively.

(2) Guizhou Taibang has payables to Guizhou Eakan Investing Corp., amounting to approximately $2,238,534 (RMB14,470,160). Guizhou Eakan Investing Corp. is one of the noncontrolling interest shareholders of the Guizhou Taibang. Guizhou Taibang borrowed this interest free advance for working capital purpose. The balance is due on demand.

(3) Guizhou Taibang has payables to Guizhou Jie’an, a noncontrolling interest shareholder of Guizhou Taibang, amounting to approximately $1,024,461 (RMB 6,619,840). In 2007, Guizhou Taibang received additional contributions from Guizhou Jie’an of $962,853 to maintain Jie’an equity interest in Guizhou Taibang at 9%. However, due to a legal dispute among shareholders over raising additional capital as discussed in the legal proceeding section (see Note 15), the money may be returned to Jie’an. During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital infusion with the local Administration for Industry and Commerce, pursuant to the equity purchase agreement, and such registration was approved by the controlling interest shareholders of Guizhou Taibang in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the outcome of the ongoing litigations. If the Company decided to ratify the approval, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Guizhou Jie’an will be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective.

NOTE 17 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per share for the periods indicated:

	For the three months ended
	June 30, 2011	June 30, 2010
Numerator used in basic net income per share:
Net income attributable to China Biologic Products, Inc.	$16,599,705	$12,935,682
Interest on the Notes	2,077,028	284,190
Change in fair value of embedded conversion option in the Notes	(5,781,624)	(1,752,403)
Change in fair value of warrants issued to Investors and placement agent	(5,393,760)	(518,426)
Numerator used in diluted net income per share	$7,501,349	$10,949,043

Weighted average shares:
	For the three months ended
	June 30, 2011	June 30, 2010
Basic	24,632,774	23,511,435
Effect of dilutive common share equivalents:
Diluted effect of the Notes	903,846	1,875,000
Diluted effect of warrants issued to Investors and placement agent	598,113	622,648
Diluted effect of stock option	603,546	590,172

Diluted	26,738,279	26,599,255

Net income per ordinary share - basic	$0.67	$0.55
Earnings per share - diluted	$0.28	$0.41

During the three months ended June 30, 2011, 1,126,000 options with an average exercise price of $12.84 are excluded from the calculation of diluted earnings per share since they did not have any dilutive effect.

The following table sets forth the computation of basic and diluted income per share for the periods indicated:

	For the six months ended
	June 30, 2011	June 30, 2010
Numerator used in basic net income per share:
Net income attributable to China Biologic Products, Inc.	$22,908,680	$23,599,431
Interest on the Notes	3,580,167	456,311
Change in fair value of embedded conversion option in the Notes	(6,289,661)	(3,809,745)
Change in fair value of warrants issued to Investors and placement agent	(5,907,588)	(2,294,661)
Numerator used in diluted net income per share	$14,291,598	$17,951,336

Weighted average shares:
	For the six months ended
	June 30, 2011	June 30, 2010
Basic	24,492,728	23,449,508
Effect of dilutive common share equivalents:
Diluted effect of the Notes	1,038,674	1,893,928
Diluted effect of warrants issued to Investors and placement agent	631,911	622,539
Diluted effect of stock option	639,370	575,710

Diluted	26,802,683	26,541,685

Net income per ordinary share - basic	$0.94	$1.01
Earnings per share - diluted	$0.53	$0.68

During the six months ended June 30, 2011, 1,126,000 options with an average exercise price of $12.84 are excluded from the calculation of diluted earnings per share since they did not have any dilutive effect.

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

The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for its bank accounts located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for its bank accounts located in Hong Kong. Cash balances maintained at financial institutions or state-owned banks in the PRC are not covered by insurance. Total cash in banks as of June 30, 2011 and December 31, 2010 amounted to $76,546,951 and $64,443,315, respectively, of which $49,726 and $1,473,917 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on its cash in bank accounts.

The Company’s major product, human albumin: 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml and 10%/50ml, accounted for 51.3% and 46.4% of the total sales for the three months ended June 30, 2011 and 2010, respectively, and 54.0% and 46.6% of the total sales for the six months ended June 30, 2011 and 2010, respectively. If the market demands for human albumin cannot be sustained in the future or if the price of human albumin decreases, it would adversely affect the Company’s operating results.

All of the Company’s customers are located in the PRC. As of June 30, 2011 and 2010, the Company had no significant concentration of credit risk. There were no customers that individually comprised 10% or more of the sales during the three months and six months ended June 30, 2011 and 2010. No individual customer represented 10% or more of trade receivables at June 30, 2011 and December 31, 2010. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

One supplier comprised 10% or more of the total purchases for both the three months ended June 30, 2011 and 2010. There were two suppliers and one supplier that individually comprised 10% or more of the total purchases for the six months ended June 30, 2011 and 2010, respectively. There were four suppliers and one supplier that represented more than 10% of accounts payables at June 30, 2011 and 2010, respectively.

NOTE 19 – SUBSEQUENT EVENT

Closure of 4 Plasma Stations in Guizhou Province

On July 15, 2011, the Guizhou Provincial Health Department issued the revised “Plan for Guizhou Provincial Blood Collection Institutional Setting (2011-2014)” which limits the number of counties that are permitted to set up plasma collection stations in Guizhou province to 4 counties (the “Guizhou Plan”). As a result of the implementation of the Guizhou Plan, the licenses of 4 plasma collection stations in Dan Zhai, Wei Ning, San Sui and Na Yong counties owned by Guizhou Taibang, a 54% owned subsidiary of the Company, were not renewed after their respective plasma collection permits expired at the end of July 2011. The licenses of its plasma collection stations in Pu Ding and Huang Ping counties (locations permitted under the Guizhou Plan) were renewed until July 31, 2013. These 4 stations in Dan Zhai, Wei Ning, San Sui and Na Yong counties together accounted for approximately 33.1% and 34.1% of the Company’s total plasma collection by volume for the six months ended June 30, 2011 and for the year ended December 31, 2010, respectively. In addition, Guizhou Taibang’s inactive plasma collection station in Guizhou province that was purchased from the government is unlikely to be licensed as planned, because it is in Zhengyuan County, a location not included in the Guizhou Plan.

In connection with the closures of the 4 active plasma collections stations, the management is in the process to evaluate the recoverable amounts of the intangible assets, and other long-lived assets, such as equipment, office furniture, building improvement and collection permits that are associated with the operations of these four plasma stations for impairment. This evaluation requires the Company to make estimates of factors that include, but are not limited to, projected future operating results and business plans, economic projects, anticipated future cash flows and the cost of capital. The net carrying values of these assets are set forth below. In addition to the above assets, the Company will engage an independent appraiser during the third quarter of 2011 to determine the fair values of buildings and land use rights which have carrying value of $4,204,921 and $1,555,780, respectively. Moreover, in the third quarter of 2011, the Company will perform an impairment test on goodwill recognized in the acquisition of Dalin. As of June 30, 2011, goodwill was $18,129,811.

As of June 30, 2011
Equipment	$400,211
Office furniture	242,480
Others	22,455
Building improvement	875,343
Collection permits	5,242,540
$6,783,029

Extension of Western Development Tax Concession

On July 27, 2011, the Ministry of Finance, the General Administration of Customs and the State Administration of Taxation jointly issued CaiShui [2011] No. 58 which states that enterprises within encouraged industries and located in the Western Region are entitled to a preferential tax rate of 15% for the period from January 1, 2011 to December 31, 2020 (“Tax Concession”). Guizhou Taibang, which was entitled to a preferential income tax rate of 15% under the previous 10-year Western Development Tax Concession ended in 2010, will apply the Tax Concession in order to continue to enjoy the 15% preferential income tax rate from 2011 to 2020.

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

  “Taibang Beijing” are to our wholly owned subsidiary Taibang (Beijing) Pharmaceutical Research Institute Co., Ltd., a PRC company, formerly Logic Taibang Bio-Tech Institute (Beijing);

  “Dalin” are to our majority owned subsidiary Guiyang Dalin Biologic Technologies Co., Ltd., a PRC company;

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

We are approved to sell human albumin 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml, 10%/50ml and 25%/50ml. Human albumin is our top-selling product. Sales of these human albumin products represented approximately 51.3% and 46.4% of our total sales, respectively, for each of the three months ended June 30, 2011 and 2010, and 54.0% and 46.6% of our total sales for the six months ended June 30, 2011 and 2010, respectively. Human albumin is principally used to increase blood volume while immunoglobulin, one of our other major products, is used for certain disease prevention and cures. Our approved human albumin and immunoglobulin products use human plasma as the basic raw material. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. All of our products are prescription medicines administered in the form of injections.

We sell our products to customers in the PRC, mainly hospitals and inoculation centers directly or through approved distributors. We usually sign short-term contracts with customers therefore our largest customers have changed over the years. For the three months ended June 30, 2011 and 2010, our top 5 customers accounted for approximately 18.3% and 11.1%, respectively, of our total sales. For the six months ended June 30, 2011 and 2010, our largest 5 customers accounted for approximately 15.6% and 14.1% of our total sales, respectively. As we continue to diversify our geographic presence, customer base and product mix, we expect that our largest customers will continue to change from year to year.

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

Second Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended June 30, 2011:

  Sales: Sales increased $757,142, or 1.9%, to $41,665,458 for the three months ended June 30, 2011, from $40,908,316 for the same period in 2010.

  Gross profit: Gross profit decreased $2,696,521, or 8.5%, to $29,152,889 for the three months ended June 30, 2011, from $31,849,410 for the same period in 2010.

  Income from operations: Income from operations decreased $5,538,633, or 24.3%, to $17,230,463 for the three months ended June 30, 2011, from $22,769,096 for the same period in 2010.

  Net income: Net income increased $3,664,023, or 28.3%, to $16,599,705 for the three months ended June 30, 2011, from $12,935,682 for the same period in 2010.

  Fully diluted net income per share: Fully diluted net income per share was $0.28 for the three months ended June 30, 2011, as compared to $0.41 for the same period in 2010.

For the three months ended June 30, 2011 and 2010, we reported a net income of $16,599,705 and $12,935,682, respectively. Our earnings before income tax expense in the second quarter of 2011 increased mainly due to the non-operating gain from the change in fair value of derivative liabilities. This was offset by the general price decrease of most of our products as the market becomes more competitive and the increase in the unit cost of our products and selling expenses, as compared to the same period in 2010.

Recent Development

As previously announced, on July 15, 2011, the Guizhou Provincial Health Department issued the revised “Plan for Guizhou Provincial Blood Collection Institutional Setting (2011-2014)” which limits the number of counties that are permitted to set up plasma collection stations in Guizhou province to 4 counties (the “Guizhou Plan”). As a result of the implementation of the Guizhou Plan, the licenses of our subsidiary Guizhou Taibang’s 4 plasma collection stations in Dan Zhai, Wei Ning, San Sui and Na Yong counties were not renewed after their respective plasma collection permits expired at the end of July 2011. The licenses of Guizhou Taibang’s plasma collection stations in Pu Ding and Huang Ping counties (locations permitted under the Guizhou Plan) were renewed until July 31, 2013. These 4 stations in Dan Zhai, Wei Ning, San Sui and Na Yong counties together accounted for approximately 33.1% and 34.1% of our total plasma collection by volume for the six months ended June 30, 2011 and the year end December 31, 2010, respectively. In addition, Guizhou Taibang’s inactive plasma collection station in Guizhou province that was purchased from the government is unlikely to be licensed as planned, because it is in Zhengyuan County, a county not included in the Guizhou Plan. With the closures of these 4 active plasma collection stations, the management estimates that the Guizhou Plan will have a material adverse impact on the Company’s future financial performance and operations. Please see Note 19 to the unaudited consolidated financial statements for the Company’s initial assessment of such impact.

On July 11, 2011, Shandong Taibang received the permit from the Shandong Provincial Health Department for the newly built plasma collection station in Ningyang county, Shandong province and began commercial plasma collection at the Ningyang station on July 12, 2011. We received approval to build two new plasma collection stations in Yishui and Ningyang counties in May 2010. The Yishui station began collecting plasma in December 2010. With the opening of the Ningyang station, we currently own seven of the eight plasma collection stations in Shandong province. The Ningyang and Yishui stations have a combined designed annual capacity of approximately 80 metric tons of plasma.

On July 27, 2011, the Ministry of Finance, the General Administration of Customs and the State Administration of Taxation of PRC issued the Notice on Tax Incentives for the Development of the Western Regions (the “Notice”), which extended the Western Development Tax Concession for another 10 years from 2011 onwards. Guizhou Taibang, which was entitled to a preferential income tax rate of 15% under the previous 10-year Western Development Tax Concession that ended in 2010, will reapply to be covered by the Tax Concession and to continue to enjoy the 15% preferential income tax rate from 2011 to 2020.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended		$	%
	June 30		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
SALES
External customers	$41,664,996	$40,580,807	$1,084,189	2.7%
Related party	462	327,509	(327,047)	(99.9%	)
Total sales	41,665,458	40,908,316	757,142	1.9%
COST OF SALES
External customers	12,512,359	9,012,168	3,500,191	38.8%
Related party	210	46,738	(46,528)	(99.6%	)
Total cost of sales	12,512,569	9,058,906	3,453,663	38.1%
GROSS PROFIT	29,152,889	31,849,410	(2,696,521)	(8.5%	)
OPERATING EXPENSES
Selling expenses	3,038,143	1,856,881	1,181,262	63.6%
General and administrative expenses	7,665,306	5,905,950	1,759,356	29.8%
Research and development expenses	1,218,977	1,317,483	(98,506)	(7.5%	)
Total operating expenses	11,922,426	9,080,314	2,842,112	31.3%
INCOME FROM OPERATIONS	17,230,463	22,769,096	(5,538,633)	(24.3%	)
OTHER EXPENSES (INCOME)
Equity in income of equity method investee	(463,688)	(157,114)	(306,574)	195.1%
Change in fair value of derivative liabilities	(11,175,384)	(2,270,829)	(8,904,555)	392.1%
Interest expense	2,300,601	619,469	1,681,132	271.4%
Interest Income	(269,594)	(180,464)	(89,130)	49.4%
Other expenses, net	846,051	102,465	743,586	725.7%
Total other income, net	(8,762,014)	(1,886,473)	(6,875,541)	364.5%
EARNINGS BEFORE INCOME TAX EXPENSE	25,992,477	24,655,569	1,336,908	5.4%
INCOME TAX EXPENSES	5,317,249	4,961,895	355,354	7.2%
NET INCOME	$20,675,228	$19,693,674	$981,554	5.0%
Less: Net income attributable to noncontrolling interest	4,075,523	6,757,992	(2,682,469)	(39.7%	)
NET INCOME ATTRIBUTABLE TO COMPANY	$16,599,705	$12,935,682	$3,664,023	28.3%

Sales. Our sales are derived primarily from the sales of human albumin and various types of immunoglobulin. Our sales increased by 1.9%, or $757,142, to $41,665,458 for the three months ended June 30, 2011, compared to $40,908,316 for the three months ended June 30, 2010. Among the factors that contributed to the growth in revenue, foreign exchange translation accounted for 4.8% of the increase. Excluding the foreign exchange translation impact, our sales decreased 2.9% during the second quarter of 2011 as a result of the combined effect of the fluctuation on both price and volume of plasma based products.

As a result of the increased market competition, most of our approved products experienced price decreases ranging from approximately 4.2% to 16.2%, except for human immunoglobulin for intravenous injection (“IVIG”), which increased by approximately 3.2%. For the quarter ended June 30, 2011, the average price for our approved human albumin products, which contributed 51.3% to our total sales, decreased by approximately 4.2%; the average price for our approved human hepatitis B immunoglobulin products, which contributed 4.5% to our total sales, decreased by approximately 16.2%; the average price for our approved IVIG products, which contributed 38.6% to our total sales, increased by approximately 3.2%; and the average price for our approved human tetanus immunoglobulin products, which contributed 4.7% to our total sales, decreased by approximately 5.3%, as compared to the same period in 2010. The increase in average price of our IVIG was primarily attributable to the continuing shortage in supply of such products, while the average price decrease in human albumin products was mainly due to the continuous increase in the imported volume of this product during the second quarter of 2011. The price decrease in human hepatitis B immunoglobulin products was mainly due to the Company’s participation in a public health program sponsored by PRC’s Ministry of Health benefiting migrant workers. The sales price of this public health program is lower than normal retail price in order to benefit migrant workers. The price decrease in human tetanus immunoglobulin products was mainly the result of the increased market competition.

Volume in sales for our human albumin and human tetanus immunoglobulin products increased by 18.3% and 77.1%, respectively, for the three months ended June 30, 2011, as compared to the same period in 2010. Volume in sales for our human hepatitis B immunoglobulin, IVIG and human rabies immunoglobulin products decreased by 20.4%, 2.7% and 99.8%, respectively, for the three months ended June 30, 2011 as compared to the same period in 2010. As the Hand-Foot-and-Mouth Disease (“HFMD”), which the outburst took place between April and August in 2010, was not as severe in this quarter as in 2010, the sales volume of IVIG decreased slightly during the 2011 period as compared to the same period in 2010. In addition, change of packaging and labeling of our products as part of “Taibang” branding efforts also negatively impacted IVIG’s sales volume in this quarter. The sales volume decrease in human hepatitis B immunoglobulin and human rabies immunoglobulin products were mainly due to the decreased availability of raw material supply for these hyper-immune immunoglobulin. Unlike our human albumin and IVIG products, the availability of hyper-immune products depends on various factors, including, among others, availability of specific vaccinated plasma and production lines. Consequently, our sales of hyper-immune products may vary significantly from quarter to quarter.

Cost of Sales. Our cost of sales increased by $3,453,663, or 38.1%, to $12,512,569 for the three months ended June 30, 2011, from $9,058,906 during the same period in 2010. Cost of sales as a percentage of sales was 30.0% for the three months ended June 30, 2011, as compared to 22.1% during the same period in 2010. The increase in cost of sales was mainly due to the increase in sales volume of certain products and increase in cost of plasma paid to donors. The cost of plasma, our main raw material, is the most significant component of our cost of sales. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors, as well as spending on donor promotional programs. As a result, the cost of sales as a percentage of sales increased by 7.9% as compared to the same period in 2010.

Gross profit and gross margin. Our gross profit decreased by $2,696,521, or 8.5%, to $29,152,889 for the three months ended June 30, 2011 from $31,849,410 for the same period in 2010. As a percentage of sales, our gross profit decreased by 7.9% to 70.0% for the three months ended June 30, 2011, from 77.9% for the same period in 2010. The decrease in gross profit was mainly due to the general price decreases of most of our products and the increase in raw material costs as discussed above.

Operating expenses. Our total operating expenses increased by $2,842,112, or 31.3%, to $11,922,426 for the three months ended June 30, 2011, from $9,080,314 for the same period in 2010. The increase was primarily attributable to a 63.6% increase in our selling expenses and a 29.8% increase in our general and administrative expenses during the 2011 period. As a percentage of sales, total operating expenses increased by 6.4% to 28.6% for the three months ended June 30, 2011 from 22.2% for the same period in 2010.

Selling expenses. For the three months ended June 30, 2011, our selling expenses increased to $3,038,143, from $1,856,881 for the three months ended June 30, 2010, an increase of $1,181,262, or 63.6%. As a percentage of sales, our selling expenses for the three months ended June 30, 2011 increased by 2.8% to 7.3%, from 4.5% for the three months ended June 30, 2010. The increase in selling expenses was primarily due to the expansion of our sales force and the increase in our promotional and conference activities. This increase is in line with our continuing effort to expand our customer base in hospital and inoculation centers throughout the PRC in a bid to counter the negative impact of the general price decreases of our products caused by heightened competitive pressures.

General and administrative expenses. For the three months ended June 30, 2011, our general and administrative expenses increased to $7,665,306, from $5,905,950 for the three months ended June 30, 2010, a $1,759,356, or 29.8% increase. General and administrative expenses as a percentage of sales increased by 4.0% to 18.4% for the three months ended June 30, 2011, from 14.4% for the same period in 2010. The increase in general and administrative expenses was mainly due to an increase in expenses related to payroll and employee benefits, as well as an increase of approximately $1.2 million in non-cash employee stock compensation expenses. The increase in payroll was mainly due to our efforts to enhance corporate governance with the addition of two directors during the first quarter of 2011, the addition of a new executive officer in December 2010, and the addition of our new corporate offices in Beijing.

Research and development expenses. For the three months ended June 30, 2011 and 2010, our research and development expenses were $1,218,977 and $1,317,483, respectively, a decrease of $98,506, or 7.5%. As a percentage of sales, our research and development expenses for the three months ended June 30, 2011 and 2010 were 2.9% and 3.2%, respectively. The decrease in research and development expenses was primarily due to the decreased cost associated with the development of two new products, which we are waiting for the PRC’s State Food and Drug Administration (“SFDA”) approval. Due to the delay of SFDA approval process, we expect to receive the approval for these two new products in early 2012.

Change in fair value of derivative liabilities. The embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants issued in June 2009 are classified as derivative liabilities carried at fair value. For the three months ended June 30, 2011 and 2010, we recognized a gain from the change in fair value of derivative liabilities in the amounts of $11,175,384 and $2,270,829, respectively. The recognized gain from the change in the fair value of derivative liabilities in the second quarter of 2011 was mainly due to a decrease in the price of our common stock from $15.96 as of March 31, 2011 to $10.20 as of June 30, 2011. As of June 30, 2011, the embedded conversion option in our convertible notes is no longer outstanding because the convertible notes have been fully converted. Future changes in the market price of our common stock could cause the fair value of the derivative financial instruments of warrants to change significantly in future periods.

Interest expense (income). Our interest expense increased by $1,681,132 to $2,300,601 for the three months ended June 30, 2011, from $619,469 for the same period in 2010. Our interest income increased by $89,130 to $269,594, for the three months ended June 30, 2011, from $180,464 for the same period in 2010. The increase in interest expense was primarily due to the effective interest charges on convertible notes of $2,077,028 and $284,190, respectively, for the three months ended June 30, 2011 and 2010. As of June 30, 2011, the convertible notes have been fully converted and therefore, interest expense is expected to decrease in second half of 2011.

Income tax. Our effective income tax rate remained at 20% for the three months ended June 30, 2011 and 2010.

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

On July 27, 2011, the Ministry of Finance, the General Administration of Customs and the State Administration of Taxation jointly issued CaiShui [2011] No. 58 which states that enterprises within encouraged industries and located in the Western Region are entitled to a preferential tax rate of 15% for the period from January 1, 2011 to December 31, 2020 (“Tax Concession”). Guizhou Taibang, which was entitled to a preferential income tax rate of 15% under the previous 10-year Western Development Tax Concession, will apply for the Tax Concession in order to continue to enjoy the 15% preferential income tax rate from 2011 to 2020.

Our provision for income taxes increased by $355,354, or 7.2%, to $5,317,249 for the three months ended June 30, 2011, from $4,961,895 for the same period in 2010. The increase of income tax provision was mainly attributable to the increase in applicable income tax rate of Shandong Taibang and Guizhou Taibang from 15% to 25% for the three months ended June 30, 2011, compared with the same period in the prior year, which was partly offset by the impact of the different levels of taxable income or losses between the PRC entities and the non-PRC entities as the latter’s effective income tax rate is 0%.

Our PRC subsidiaries have cash balance of $76.3 million as of June 30, 2011, which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred tax liabilities on undistributed earnings of our PRC subsidiaries.

Net income. Our net income increased by $981,554, or 5.0%, to $20,675,228 for the three months ended June 30, 2011, from $19,693,674 for the same period in 2010. Net income as a percentage of sales was 49.6% and 48.1% for the three months ended June 30, 2011 and 2010, respectively, as a result of the cumulative effects of foregoing factors.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in U.S. dollars)

	Six Months Ended		$	%
	June 30		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
SALES
External customers	$76,060,234	$67,442,329	$8,617,905	12.8%
Related party	76,046	564,540	(488,494)	(86.5%	)
Total sales	76,136,280	68,006,869	8,129,411	12.0%
COST OF SALES
External customers	21,789,563	15,811,022	5,978,541	37.8%
Related party	34,604	46,738	(12,134)	(26.0%	)
Total cost of sales	21,824,167	15,857,760	5,966,407	37.6%
GROSS PROFIT	54,312,113	52,149,109	2,163,004	4.1%
OPERATING EXPENSES
Selling expenses	5,488,056	2,799,789	2,688,267	96.0%
General and administrative expenses	15,129,447	10,868,202	4,261,245	39.2%
Research and development expenses	1,929,968	2,486,138	(556,170)	(22.4%	)
Total operating expenses	22,547,471	16,154,129	6,393,342	39.6%
INCOME FROM OPERATIONS	31,764,642	35,994,980	(4,230,338)	(11.8%	)
OTHER EXPENSES (INCOME)
Equity in income of equity method investee	(734,082)	(345,655)	(388,427)	112.4%
Change in fair value of derivative liabilities	(12,197,249)	(6,104,406)	(6,092,843)	99.8%
Interest expense	3,981,523	953,058	3,028,465	317.8%
Interest Income	(439,725)	(333,000)	(106,725)	32.0%
Other expenses/(income), net	1,070,282	(717,504)	1,787,786	(249.2%	)
Total other income, net	(8,319,251)	(6,547,507)	(1,771,744)	27.1%
EARNINGS BEFORE INCOME TAX EXPENSE	40,083,893	42,542,487	(2,458,594)	(5.8%	)
INCOME TAX EXPENSES	9,580,465	8,033,042	1,547,423	19.3%
NET INCOME	$30,503,428	$34,509,445	$(4,006,017)	(11.6%	)
Less: Net income attributable to noncontrolling interest	7,594,748	10,910,014	(3,315,266)	(30.4%	)
NET INCOME ATTRIBUTABLE TO COMPANY	$22,908,680	$23,599,431	$(690,751)	(2.9%	)

Sales. Our sales increased by 12.0%, or $8,129,411, to $76,136,280 for the six months ended June 30, 2011, compared to $68,006,869 for the six months ended June 30, 2010. The increase in sales during the 2011 period was primarily attributable to a mix of price and volume increases in certain of our plasma based products. In addition, foreign exchange translation accounted for 4.7% of the sales increase.

Most of our approved products recorded price increases ranging from approximately 3.1% to 16.0%, except for human albumin products and human tetanus immunoglobulin products, which decreased by approximately 4.8% and 2.6%, respectively. For the six months ended June 30, 2011, the average price for our approved human albumin products, which contributed 54.0% to our total sales, decreased by approximately 4.8%; the average price for our approved human hepatitis B immunoglobulin products, which contributed 5.4% to our total sales, increased by approximately 3.1%; the average price for our approved IVIG products, which contributed 34.8% to our total sales, increased by approximately 3.1%; the average price for our approved human rabies immunoglobulin products, which contributed 1.0% to our total sales, increased by approximately 16.0%; and the average price for our approved human tetanus immunoglobulin products, which contributed 4.1% to our total sales, decreased by approximately 2.6%, as compared to the same period in 2010. The general price increase of our immunoglobulin product group was primarily attributable to the continuing shortage in supply of such products, while the average price decrease in human albumin products was mainly due to the continuous increase in the imported volume of this product during the 2011 period. The price decrease in human tetanus immunoglobulin products was primarily the result of the increasingly saturated market.

Volume in sales for our human albumin, IVIG and human tetanus immunoglobulin products increased by 36.1%, 19.7% and 73.8%, respectively, for the six months ended June 30, 2011, as compared to the same period in 2010. Volume in sales for our human hepatitis B immunoglobulin and human rabies immunoglobulin products decreased by 35.7% and 87.3%, respectively, for the six months ended June 30, 2011 as compared to the same period in 2010, mainly due to the lack of availability of qualified raw material supply for hyper-immune immunoglobulin products. We will continue to balance the supply of raw material and the demand of the finished products for hyper-immune immunoglobulin products in the second half of the 2011.

Cost of Sales. Our cost of sales increased by $5,966,407, or 37.6%, to $21,824,167 for the six months ended June 30, 2011, from $15,857,760 during the same period in 2010. Cost of sales as a percentage of sales was 28.7% for the six months ended June 30, 2011, as compared to 23.3% during the same period in 2010. The increase in cost of sales was mainly due to the increase in sales, while the increase in cost of sales as a percentage of sales was primarily due to the increase in cost of plasma paid to donors along with a change in the mix of products that were sold during 2011. The increased payment to donors is part of our continuing efforts to increase plasma collections.

Gross profit and gross margin. Our gross profit increased by $2,163,004, or 4.1%, to $54,312,113 for the six months ended June 30, 2011 from $52,149,109 for the same period in 2010. As a percentage of sales, our gross profit margin decreased by 5.4% to 71.3% for the six months ended June 30, 2011, from 76.7% for the same period in 2010. The decrease in gross profit margin was mainly due to the price decreases of certain of our products and the increase in raw material costs as discussed above.

Operating expenses. Our total operating expenses increased by $6,393,342, or 39.6%, to $22,547,471 for the six months ended June 30, 2011, from $16,154,129 for the same period in 2010. The increase was primarily attributable to a 96.0% increase in our selling expenses and a 39.2% increase in our general and administrative expenses during the 2011 period. As a percentage of sales, total expenses increased by 5.8% to 29.6% for the six months ended June 30, 2011 from 23.8% for the same period in 2010.

Selling expenses. For the six months ended June 30, 2011, our selling expenses increased to $5,488,056, from $2,799,789 for the six months ended June 30, 2010, an increase of $2,688,267, or 96.0%. As a percentage of sales, our selling expenses for the six months ended June 30, 2011 increased by 3.1% to 7.2%, from 4.1% for the six months ended June 30, 2010. The increase in selling expenses was primarily due to an increase in our promotional and conference activities as we continue our efforts in expanding our customer base into hospital and inoculation centers throughout the PRC.

General and administrative expenses. For the six months ended June 30, 2011, our general and administrative expenses increased to $15,129,447, from $10,868,202 for the six months ended June 30, 2010, a $4,261,245, or 39.2% increase. General and administrative expenses as a percentage of sales increased by 3.9% to 19.9% for the six months ended June 30, 2011, from 16.0% for the same period in 2010. The increase in general and administrative expenses was mainly due to an increase in expenses related to payroll and employee benefits, non-cash employee stock compensation and legal and auditing expenses. The increase in payroll was mainly due to our efforts to enhance corporate governance with the addition of two directors during the first quarter of 2011, the addition of a new executive officer in December 2010, and the addition of our new corporate offices in Beijing.

Research and development expenses. For the six months ended June 30, 2011 and 2010, our research and development expenses were $1,929,968 and $2,486,138, respectively, a decrease of $556,170, or 22.4%. As a percentage of sales, our research and development expenses for the six months ended June 30, 2011 and 2010 were 2.5% and 3.7%, respectively. The decrease in research and development expenses was primarily due to the decreased cost associated with the development of two new products, which we are waiting for the PRC’s State Food and Drug Administration (“SFDA”) approval. Due to the delay of SFDA approval process, we expect to receive the approval for these two new products in early 2012.

Change in fair value of derivative liabilities. For the six months ended June 30, 2011 and 2010, we recognized a gain from the change in fair value of derivative liabilities in the amounts of $12,197,249 and $6,104,406, respectively. The recognized gain from the change in the fair value of derivative liabilities in the 2011 period was mainly due to a decrease in the price of our common stock from $16.39 as of December 31, 2010 to $10.20 as of June 30, 2011. As the convertible notes have been fully converted, future changes in the market price of our common stock could cause the fair value of the derivative financial instrument of warrants to change significantly in future periods.

Interest expense (income). Our interest expense increased by $3,028,465 to $3,981,523 for the six months ended June 30, 2011, from $953,058 for the same period in 2010. Our interest income increased by $106,725 to $439,725, for the six months ended June 30, 2011, from $333,000 for the same period in 2010. The increase in interest expense was primarily due to the effective interest charges on our convertible notes of $3,580,167 and $456,311, respectively, for the six months ended June 30, 2011 and 2010. As of June 30, 2011, the convertible notes have been fully converted and therefore, interest expense is expected to decrease in second half of 2011.

Income tax. Our provision for income taxes increased by $1,547,423, or 19.3%, to $9,580,465 for the six months ended June 30, 2011, from $8,033,042 for the same period in 2010. Our effective income tax rates were 23.9% and 18.9% for the six months ended June 30, 2011 and 2010, respectively. The increase of income tax provision was mainly attributable to the increase in applicable income tax rate of Shandong Taibang and Guizhou Taibang from 15% to 25%, compared with the same period in the prior year, which was partly offset by the impact of the different levels of taxable income or losses between the PRC entities and the non-PRC entities as the latter’s effective income tax rate is 0%.

Net income. Our net income decreased by $4,006,017, or 11.6%, to $30,503,428 for the six months ended June 30, 2011, from $34,509,445 for the same period in 2010. Net income as a percentage of sales was 40.1% and 50.7% for the six months ended June 30, 2011 and 2010, respectively, as a result of the cumulative effect of foregoing factors.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. As of June 30, 2011, we had $76,841,679 in cash and cash equivalents, primarily consisting of cash on hand and demand deposits.

The following table provides the statements of net cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

(unaudited)	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$12,349,464	$19,355,081
Net cash used in investing activities	(5,010,425)	(10,735,936)
Net cash provided by (used in) financing activities	2,186,080	(6,409,275)
Effects of exchange rate change on cash	2,375,192	209,310
Net increase in cash and cash equivalents	11,900,311	2,419,180
Cash and cash equivalents at beginning of the period	64,941,368	53,843,951
Cash and cash equivalents at end of the period	$76,841,679	$56,263,131

Operating activities

Net cash provided by operating activities was $12,349,464 for the six months ended June 30, 2011, as compared to $19,355,081 for the same period in 2010. For the six months ended June 30, 2011 and 2010, our net income was $30,503,428 and $34,509,445, respectively. Our net non-cash operating income was $3,363,329 and $1,601,951 for the six months ended June 30, 2011 and 2010, respectively.

Among the non-cash operating items, our depreciation and amortization expense for the six months ended June 30, 2011 and 2010 was $3,961,920, and $3,410,980, respectively. Our stock compensation expense for the six months ended June 30, 2011 and 2010 was $2,418,287 and $617,841, respectively. Our income from change in fair value of derivative liabilities for the six months ended June 30, 2011 and 2010 was $12,197,249 and $6,104,406, respectively. The change in fair value of derivative liabilities was due to a decrease in the price of our common stock from $16.39 as of December 31, 2010 to $10.20 as of June 30, 2011. The amortization of discount on convertible notes for the six months ended June 30, 2011 and 2010 was $3,503,767 and $312,259, respectively.

We had a net cash outflow of working capital of $14,790,632 and $13,552,413 for the six months ended June 30, 2011 and 2010, respectively. Among these cash outflows, inventory cash outflow for the six months ended June 30, 2011 and 2010 were $9,319,703 and $6,351,255, respectively. The cash outflow for inventory was a direct result of the implementation of the 90-day quarantine period by the PRC government, which caused a longer staging period for raw material plasma inventory. Our cash outflow for accounts receivable for the six months ended June 30, 2011 and 2010 were $10,150,102 and $3,861,953, respectively. As we increased our sales directly to end-users, such as hospitals and inoculation centers that have extended credit terms, we experienced a slower turn-over with our accounts receivable.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2011 was $5,010,425, as compared to $10,735,936 for the same period of 2010. During the six months ended June 30, 2011, we paid $5,010,425 for equipment and land for Shandong Taibang and for buildings and construction in progress at Guizhou Taibang.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2011 totaled $2,186,080, as compared to the net cash used totaling $6,409,275 for the same period of 2010. The net cash provided by financing activities was mainly due to a new short-term bank loan totaling $18,373,200, offset by a $7,635,000 payment to acquire the remaining 10% interest in our 90% majority-owned subsidiary and a dividend payment of $5,589,920 to the noncontrolling interest shareholders.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of June 30, 2011:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Due to related parties	2,238,534	2,238,534	-	-	-
Operating lease commitment	1,095,495	389,393	378,915	178,647	148,540
Total	$3,334,029	$2,627,927	$378,915	$178,647	$148,540

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Recent Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included elsewhere in this report.

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term and long-term bank loans. Although our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the three months ended June 30, 2011.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of June 30, 2011, would decrease net income before provision for income taxes by approximately $46,410 for the three months ended June 30, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and majority of expenses are denominated in RMB. All of our assets are denominated in RMB, except certain cash balances. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. Assets and liabilities of our PRC entities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of stockholder’s equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in banks as of June 30, 2011 and December 31, 2010 amounted to $76,546,951 and $64,443,315, respectively, $49,726 and $1,473,917 of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash in bank accounts.

Inflation

Inflationary factors such as increases in the cost of our sales and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin. Selling and general and administrative expenses as a percentage of net sales may also be affected if the selling prices of our products do not increase with these increased costs.

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 89.9% and 85.8% of the total sales for the three months ended June 30, 2011 and 2010, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in both products, it would adversely affect our operating results.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chao Ming Zhao and our Chief Financial Officer, Mr. Y. Tristan Kuo, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2011. Based upon, and as of the date of this evaluation, Messrs. Zhao and Kuo, determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, which we are still in the process of remediating as of June 30, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, our management identified ineffective review controls on the recognition of deferred tax liabilities and derivative instrument valuation, because of lack of resources with expertise in non-recurring transactions, which resulted an inadvertent omission of the callable feature when measuring the fair value of the warrants and misinterpretation of US GAAP regarding the recognition of deferred tax liabilities upon business combination. We have already taken measures to remediate these material weaknesses by adding two additional qualified accountants in late 2010 and enhancing the supervision, monitoring and reviewing of financial statement preparation processes. Furthermore, we have already engaged outside consultants specializing in income tax accounting and derivative instrument valuation, as well as in reinforcing the rigorous process for collecting and reviewing information required for the preparation of the financial statements, including footnotes. Management remains committed to improving its internal control over financial reporting and will continue to work to put effective controls in place.

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Other than the legal proceedings described in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2010, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results. Investors are directed to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these legal proceedings. There have been no material developments to these legal proceedings during the second quarter of 2011.

ITEM 1A. RISK FACTORS.

The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results, or our financial condition. The following risk factors should be read in conjunction with that discussion.

The biopharmaceutical industry in the PRC is strictly regulated and changes in such regulations may have an adverse effect on our business.

The biopharmaceutical industry in the PRC is strictly regulated by the government. The regulatory regime, such as administrative approval of medicines and production approvals, comprises a series of regulations and administrative rules. The PRC regulatory authorities may amend such regulations and administrative rules and promulgate new regulations and administrative rules from time to time.

In fact, on July 15, 2011, the Guizhou Health Department issued its “Plan for Guizhou Provincial Blood Collection Institutional Setting (2011-2014),” (Guizhou Plan), which limits the number of counties that are permitted to set up plasma collection stations in Guizhou province to four counties. As a result of the Guizhou Plan, four of the six active plasma collection stations that we previously operated in Guizhou province were not relicensed by the regulatory authorities and ceased operations on August 1, 2011. We do not expect these stations to resume operations prior to August 1, 2013, if at all. The remaining two stations were relicensed as of August 1, 2011, and we are required to apply for the renewal of those licenses in two years.

While the Company is still evaluating the affect of regulatory change in Guizhou Province, we may be unable to adequately address the potential inability to find alternative sources of plasma, the potential inability to increase production at permitted sites, the potential inability to mitigate the financial consequences through cost cutting or other efficiencies or the potential additional regulatory restrictions on our operations, any of which could have an adverse impact on our business and financial performance.

We may not be able to carry on our business if we lose any of the permits and licenses required by the PRC Government in order to carry on our business.

All pharmaceutical manufacturing and distribution enterprises in the PRC are required to obtain from various PRC governmental authorities certain permits and licenses, including, in the case of manufacturing enterprises, a Pharmaceutical Manufacturing Permit and, in the case of distribution enterprises, a Pharmaceutical Distribution Permit. In addition, each of our plasma collection stations are required to submit to inspection and renew their plasma collection permits every two years from their respective local governmental authorities. We have obtained permits and licenses and the GMP certificates required for the manufacturing and sales of our pharmaceutical products. These permits and licenses held by us are subject to periodic renewal and/or reassessment by the relevant PRC Government authorities and the standards of compliance required in relation thereto may from time to time be subject to changes. We intend to apply for the renewal of such permits and licenses when required by applicable laws and regulations. Any changes in compliance standards, or any new laws or regulations, such as the Guizhou Plan, as discussed in the above risk factor that may prohibit or render it more restrictive for us to conduct our business or increase our compliance costs may adversely affect our operations or profitability. Any failure by us to obtain such permit, license or renewals may have a material adverse effect on the operation of our business. In addition, as is the case in Guizhou Province with respect to four of our plasma collection stations, we may not be able to carry on business without such permits and business licenses being renewed.

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

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T*

* Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2011	CHINA BIOLOGIC PRODUCTS, INC.

By: /s/ Chao Ming Zhao
Chao Ming Zhao, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Y. Tristan Kuo
Y. Tristan Kuo, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)