Form 10-Q
period 2011-09-30
China Biologic Products, Inc.
filed 2011-11-07
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

_____________________________________________________
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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]         No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	25,551,125

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2011

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	33
Item 1A.	Risk Factors.	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	33
Item 3.	Defaults Upon Senior Securities.	33
Item 4.	(Removed and Reserved).	33
Item 5.	Other Information.	33
Item 6.	Exhibits	33

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010

ASSETS
Current Assets
Cash	$80,300,299	$64,941,368
Accounts receivable, net of allowance for doubtful accounts	19,124,281	9,922,111
Accounts receivable - a related party	-	212,611
Inventories	65,818,643	52,300,447
Other receivables	2,923,558	2,727,110
Prepayments and prepaid expenses	1,433,821	855,338
Deferred tax assets	2,367,782	1,860,753
Total Current Assets	171,968,384	132,819,738

Property, plant and equipment, net	39,915,911	39,511,731
Intangible assets, net	7,270,644	14,559,020
Land use rights, net	4,976,918	4,701,450
Prepayments and deposits for property, plant and equipment	5,780,682	4,254,423
Goodwill	-	17,778,231
Equity method investment	8,448,892	7,297,201
Total Assets	$238,361,431	$220,921,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term bank loans	$10,955,000	$3,034,000
Accounts payable	4,765,086	4,392,772
Due to related parties	3,300,957	3,192,140
Other payables and accrued expenses	23,396,836	21,606,730
Advance from customers	4,195,098	3,560,018
Income tax payable	9,121,469	6,659,805
Other taxes payable	2,172,825	2,146,868
Convertible notes	-	1,196,233
Derivative liabilities - embedded conversion option in convertible notes	-	14,561,661
Derivative liabilities - warrants	2,324,134	11,095,592
Total Current Liabilities	60,231,405	71,445,819
Other payable	342,032	333,008
Deferred tax liabilities	1,844,463	4,098,834
Total Liabilities	62,417,900	75,877,661

Stockholders’ Equity
Common stock: par value $.0001; 100,000,000 shares authorized; 25,551,125 and 24,351,125 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2,555	2,435
Additional paid-in capital	47,390,339	35,435,139
Retained earnings	69,286,104	55,739,101
Accumulated other comprehensive income	12,063,349	8,023,121
Total stockholders’ equity attributable to China Biologic Products, Inc.	128,742,347	99,199,796

Noncontrolling interest	47,201,184	45,844,337

Total Equity	175,943,531	145,044,133

Commitments and contingencies	-	-

Total Liabilities and Equity	$238,361,431	$220,921,794

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATION

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Sales
External customers	$41,137,473	$35,847,351	$117,197,707	$103,289,680
Related party	166,228	156,414	242,274	720,954
Total sales	41,303,701	36,003,765	117,439,981	104,010,634

Cost of sales
External customers	13,741,811	8,648,875	35,531,374	26,046,001
Related party	32,698	33,627	67,302	80,365
Cost of sales	13,774,509	8,682,502	35,598,676	26,126,366

Gross profit	27,529,192	27,321,263	81,841,305	77,884,268

Operating expenses
Selling expenses	3,703,683	2,229,685	9,191,739	5,029,474
General and administrative expenses	8,110,693	5,832,118	23,240,140	16,700,320
Research and development expenses	509,061	431,991	2,439,029	1,332,025
Impairment loss of goodwill	18,064,183	-	18,064,183	-
Loss on abandonment of long-lived assets	6,536,517	-	6,536,517	-

(Loss) / income from operations	(9,394,945)	18,827,469	22,369,697	54,822,449
Other income / (expense)
Equity in income of an equity method investee	712,320	323,015	1,446,402	668,670
Change in fair value of derivative liabilities	2,863,870	3,792,793	15,061,119	9,897,199
Interest expense	(404,349)	(735,016)	(4,385,872)	(1,688,074)
Interest income	473,278	223,731	913,003	556,731
Other (expenses) / income, net	(63,773)	(142,285)	(1,134,055)	575,219
Total other income, net	3,581,346	3,462,238	11,900,597	10,009,745

(Loss) / earnings before income tax expense	(5,813,599)	22,289,707	34,270,294	64,832,194

Income tax expense	1,022,310	3,373,557	10,602,775	11,406,599

Net (loss) / income	(6,835,909)	18,916,150	23,667,519	53,425,595

Less: Net income attributable to the noncontrolling interest	2,525,768	5,182,647	10,120,516	16,092,661

Net (loss) / income attributable to China Biologic Products, Inc.	$(9,361,677)	$13,733,503	$13,547,003	$37,332,934

Net (loss) / income per share of common stock:
Basic	$(0.37)	$0.58	$0.55	$1.59
Diluted	$(0.37)	$0.39	$0.08	$1.07

Weighted average shares used in computation:
Basic	25,551,125	23,513,533	24,849,403	23,471,084
Diluted	25,551,125	26,578,471	26,707,840	26,575,801

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

						Equity
					Accumulated	attributable
	Common stock		Additional		other	to China
			paid-in	Retained	comprehensive	Biologic	Noncontrolling
	Shares	Par value	capital	earnings	income	Products, Inc.	interest	Total equity

Balance as of January 1, 2011	24,351,125	$2,435	$35,435,139	$55,739,101	$8,023,121	$99,199,796	$45,844,337	$145,044,133

Net income	-	-	-	13,547,003	-	13,547,003	10,120,516	23,667,519
Foreign currency translation adjustments, net of nil income taxes	-	-	-	-	4,040,228	4,040,228	1,850,496	5,890,724

Comprehensive income								29,558,243
Dividend declared by subsidiaries to noncontrolling interest	-	-	-	-	-	-	(7,744,100)	(7,744,100)
Acquisition of noncontrolling interest	-	-	(4,764,935)	-	-	(4,764,935)	(2,870,065)	(7,635,000)

Stock compensation	-	-	3,648,255	-	-	3,648,255	-	3,648,255
Common stock issued in connection with:

Exercise of stock options	25,000	3	99,997	-	-	100,000	-	100,000

Conversion of convertible notes	1,175,000	117	12,971,883	-	-	12,972,000	-	12,972,000

Balance as of September 30, 2011	25,551,125	$2,555	$47,390,339	$69,286,104	$12,063,349	$128,742,347	$47,201,184	$175,943,531

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,667,519	$53,425,595
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	3,264,962	2,379,794
Goodwill impairment loss	18,064,183	-
Loss on abandonment of long-lived assets	6,536,517	-
Amortization	2,575,176	2,614,637
Loss on sale of property, plant and equipment	172,893	9,685
Provision for doubtful accounts, net	81,311	427,411
Write-down of obsolete inventories	712,492	121,244
Deferred tax benefit	(2,789,505)	(582,664)
Stock compensation	3,648,255	681,653
Change in fair value of derivative liabilities	(15,061,119)	(9,897,199)
Amortization of deferred note issuance cost	91,945	258,753
Amortization of discount on convertible notes	3,503,767	784,822
Equity in income of an equity method investee	(1,446,402)	(668,670)
Change in operating assets and liabilities:
Accounts receivable - third parties	(8,834,281)	(4,450,082)
Accounts receivable - a related party	216,030	(20,176)
Other receivables	(214,826)	(439,357)
Inventories	(12,396,932)	(10,666,230)
Prepayments and prepaid expenses	(688,391)	(746,863)
Accounts payable	229,802	9,738
Other payables and accrued expenses	1,769,221	1,456,220
Accrued interest - noncontrolling interest shareholders	-	(2,068,526)
Advance from customers	514,559	176,961
Income tax payable	2,216,995	(1,561,895)
Other taxes payable	(41,341)	51,216
Net cash provided by operating activities	25,792,830	31,296,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividend received	663,987	-
Acquisition of a subsidiary, net of cash acquired	-	(4,026,415)
Payment for property, plant and equipment	(5,878,973)	(6,225,041)
Payment for intangible assets and land use right	(424,971)	(1,338,218)
Net cash used in investing activities	(5,639,957)	(11,589,674)

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDTIED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the nine months ended
	September 30, 2011	September 30, 2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants exercised	-	689,160
Proceeds from stock option exercised	100,000	-
Proceeds from short term bank loans	18,373,200	5,884,000
Repayment of short term bank loans	(10,871,200)	(4,461,731)
Acquisition of noncontrolling interest	(7,635,000)	-
Repayment of noncontrolling interest shareholder loan	-	(3,652,500)
Dividend paid by subsidiaries to noncontrolling interest shareholders	(7,744,100)	(8,628,886)
Net cash used in financing activities	(7,777,100)	(10,169,957)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	2,983,158	1,198,711

NET INCREASE IN CASH	15,358,931	10,735,147

Cash, beginning of period	64,941,368	53,843,951

Cash, end of period	$80,300,299	$64,579,098

Supplemental cash flow information
Cash paid for income taxes	$11,175,285	$13,477,608
Cash paid for interest expense	$690,755	$247,649
Noncash investing and financing activities:
Convertible notes conversion	$12,972,000	$2,498,957
Reclassification of warrant liability to paid-in capital upon warrants conversion	$-	$1,747,765
Utilization of prepayments and deposits to acquire intangible assets	$128,861	$441,300
Utilization of prepayments and deposits to acquire property, plant and equipment	$526,328	$630,925

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 1 – ORGANIZATION BACKGROUND AND PRINCIPAL ACTIVITIES

A. Reorganization and Principal Activities

China Biologic Products, Inc. (the “Company” or “CBP”, formerly known as “GRC Holdings, Inc.”) was originally incorporated in the State of Texas in 1989. On July 19, 2006, the Company and its then principle shareholders entered into a share exchange agreement (the “Exchange Agreement”) with Logic Express Ltd. (“Logic Express”), a privately held investment holding company incorporated on January 6, 2006 under the laws of the British Virgin Islands, and all the shareholders of Logic Express (the “Logic Express Shareholders”). Pursuant to the terms of the Exchange Agreement, the Logic Express Shareholders transferred to the Company all of their shares in exchange for 18,484,715 shares of the Company’s common shares (the “Share Exchange”). As a result of the Share Exchange, Logic Express became a wholly-owned subsidiary of the Company and the Logic Express Shareholders received approximately 96.1% of the Company’s issued and outstanding common shares. Immediately prior to the date of the Share Exchange, the Company was a publicly listed shell entity with no operations and, Logic Express, through its 82.76% owned subsidiary, Shandong Taibang Biological Products Co. Ltd. (“Shandong Taibang”), was engaged in the research, development, commercialization, manufacture and sale of human blood products primarily in the People’s Republic of China (the “PRC” or China). The Share Exchange was accounted for as a reverse recapitalization, equivalent to the issuance of stock by Logic Express for the net monetary assets of the Company accompanied by a recapitalization. After consummation of the Share Exchange, the Company converted into a Delaware corporation and changed its name to China Biologic Products, Inc. on January 10, 2007.

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

On January 13, 2010, Shandong Taibang acquired the remaining 20% equity interest in Fangcheng Plasma Company from the noncontrolling interest shareholder (see Note 16). Since the additional purchase of 20% equity interest did not result in a change of the Company’s control over Fangcheng Plasma Company, this transaction was accounted for as an equity transaction. After the acquisition, Fangcheng Plasma Company became a wholly-owned subsidiary of Shandong Taibang.

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

On November 11, 2010, the Company established Qianfeng Biological Science Company (“Qianfeng Biologic”) for the purpose of research and development of placenta based products. As of September 30, 2011, Qianfeng Biologic, which is a wholly-owned subsidiary of Guizhou Taibang, had no operations.

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

On July 15, 2011, the Guizhou Provincial Health Department issued the revised “Plan for Guizhou Provincial Blood Collection Institutional Setting (2011-2014)” which limits the number of counties that are permitted to set up plasma collection stations in Guizhou Province to four counties (the “Guizhou Plan”). As a result of the implementation of the Guizhou Plan, the licenses of four plasma collection stations in Dan Zhai, Wei Ning, San Sui and Na Yong counties owned by Guizhou Taibang were not renewed after their respective plasma collection permits expired at the end of July 2011. The licenses of its plasma collection stations in Pu Ding and Huang Ping counties (locations permitted under the Guizhou Plan) were renewed until July 31, 2013. In addition, Guizhou Taibang’s inactive plasma collection station in Guizhou Province that was purchased from the government in 2007 is unlikely to obtain a license as planned, because it is in Zhengyuan County, a location not included in the Guizhou Plan.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2011, and the results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010, have been made.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Accounts receivable	$20,482,468	$11,160,751
Less: Allowance for doubtful accounts	(1,358,187)	(1,238,640)
Total	$19,124,281	$9,922,111

A provision for doubtful accounts of $59,765 and a reversal of the allowance for doubtful accounts of $606 was recorded in the three months ended September 30, 2011 and 2010, respectively. A provision for doubtful accounts of $79,142 and a reversal of the allowance for doubtful accounts of $6,694 was recorded in the nine months ended September 30, 2011 and 2010, respectively. There were no write-off of accounts receivable in the three and nine months ended September 30, 2011 and September 30, 2010, respectively.

NOTE 4 – INVENTORIES

Inventories at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials	$30,893,467	$24,933,485
Work-in-process	18,859,617	15,262,139
Finished goods	16,065,559	12,104,823
Total	$65,818,643	$52,300,447

Raw materials mainly comprised the human blood plasma collected from the Company’s plasma stations. Work-in-process represented the intermediate products in the process of production. Finished goods mainly comprised human albumin and human immunoglobulin. For the nine months ended September 30, 2011 and 2010, the Company wrote off $712,492 and $121,244, respectively, relating to obsolete raw material plasma that may not qualify for production due to the 90-day quarantine period rules implemented by SFDA on July 1, 2008 and the closure of the plasma collection stations of Guizhou Taibang, as disclosed in Note 1.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Buildings	$23,183,366	$23,259,180
Machinery and equipment	29,171,298	27,028,171
Furniture, fixtures, office equipment and vehicles	6,236,245	5,441,115
Total property, plant and equipment, gross	58,590,909	55,728,466
Accumulated depreciation	(20,640,880)	(17,434,512)
Total property, plant and equipment, net	37,950,029	38,293,954
Construction in progress	1,965,882	1,217,777
Property, plant and equipment, net	$39,915,911	$39,511,731

Depreciation expense for the three months ended September 30, 2011 and 2010 was $1,072,526 and $709,473, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $3,264,962 and $2,379,794, respectively. For the three and nine months ended September 30, 2011, the Company recorded $1,371,345 of loss on abandonment of property, plant and equipment as a result of the closure of the plasma collection stations of Guizhou Taibang, as disclosed in Note 1.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Permits and licenses	10 years	$6,788,483	$(3,279,904)	$3,508,579
GMP certificate	5.8 years	2,490,666	(1,209,091)	1,281,575
Long-term customer-relationship	4 years	7,419,354	(5,076,826)	2,342,528
Others		231,697	(93,735)	137,962
Total		$16,930,200	$(9,659,556)	$7,270,644

	December 31, 2010
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Permits and licenses	10 years	$11,657,614	$(2,483,386)	$9,174,228
GMP certificate	5.8 years	2,414,275	(821,015)	1,593,260
Long-term customer-relationship	4 years	7,189,853	(3,549,236)	3,640,617
Others		218,093	(67,178)	150,915
Total		$21,479,835	$(6,920,815)	$14,559,020

Aggregate amortization expense for amortizing intangible assets was $771,070 and $850,432 for the three months ended September 30, 2011 and 2010, respectively. Aggregate amortization expense for amortizing intangible assets was $2,481,758 and $2,544,384 for the nine months ended September 30, 2011 and 2010, respectively. Estimated amortization expenses for the next five fiscal years are $3,217,681 in 2012, $1,333,949 in 2013, $783,500 in 2014, $783,448 in 2015 and $766,340 in 2016. For the three and nine months ended September 30, 2011, the Company recorded $5,165,172 of loss on abandonment of collection permits as a result of the closure of the plasma collection stations of Guizhou Taibang, as disclosed in Note 1.

NOTE 7 – LAND USE RIGHTS, NET

At September 30, 2011 and December 31, 2010, land use rights represented:

	September 30, 2011	December 31, 2010
Land use rights	$5,474,252	$5,091,592
Accumulated amortization	(497,334)	(390,142)
Land use rights, net	$4,976,918	$4,701,450

Aggregate amortization expense for amortizing land use right was $34,622 and $23,546 for the three months ended September 30, 2011 and 2010, respectively. Aggregate amortization expense for amortizing land use right was $93,418 and $70,253 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 8 – GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 is as follows:

Goodwill
Balance as of January 1, 2011	$17,778,231
Impairment loss	(18,064,183)
Foreign currency exchange difference	285,952
Balance as of September 30, 2011	$-

In accordance with FASB ASC Subtopic 350-20, Goodwill (“ASC 350-20”), goodwill is required to be tested for impairment annually and if an event or conditions occur that is more likely than not would cause the fair value of a reporting unit to be less than its carrying value.

The Company performs its annual goodwill impairment test on December 31. However, as disclosed in Note 1, four active plasma stations of the Company were closed from August 1, 2011. Following the closure, the Company revised its earnings guidance for the year of 2011 and experienced incremental decline in its stock price and market capitalization in the third quarter of 2011. The closure of the plasma collection stations is considered to be a triggering event that the fair value of the Company’s reporting unit would more likely than not be below its book value. Therefore the Company performed goodwill impairment test as of September 30, 2011 to identify if goodwill should be impaired.

A two step process is used to test for goodwill impairment under ASC 350-20. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of the reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. If an indication of impairment exists under the first step, a second step is performed to determine the amount of the impairment. This involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill.

The fair value of the reporting unit for step one was determined based on the quoted market price of the Company’s common stock, which was generally considered as the best evidence of fair value of a reporting unit under ASC 350-20. The first step of the impairment test concluded that the carrying value of the Company’s reporting unit exceeded its fair value. As a result, the Company performed the second step of the goodwill impairment test for its reporting unit. The Company determined that the implied fair value of goodwill was nil. Therefore, a goodwill impairment loss of $18,064,183 was recognized for the three and nine months ended September 30, 2011. No impairment was recognized in the year ended December 31, 2010.

The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in the share price of its common stock and market capitalization.

NOTE 9 – SHORT-TERM BANK LOANS

The Company’s bank loans as of September 30, 2011 and December 31, 2010 consisted of the following:

	Maturity	Annual
Loans	date	interest rate	September 30, 2011	December 31, 2010
Short-term bank loan, secured	March 21, 2011	5.84%	$-	$3,034,000
Short-term bank loan, secured(1)	March 22, 2012	6.06%	3,130,000	-
Short-term bank loan, unsecured	January 29, 2012	5.81%	1,565,000	-
Short-term bank loan, unsecured	January 29, 2012	6.06%	1,565,000	-
Short-term bank loan, unsecured	May 19, 2012	6.31%	4,695,000
Total			$10,955,000	$3,034,000

Interest expense on short-term bank loans was $272,637 and $80,727 for the three months ended September 30, 2011 and 2010, respectively. Interest expense on short-term bank loans was $510,977 and $242,411 for the nine months ended September 30, 2011 and 2010, respectively.

The Company did not have any revolving line of credit as of September 30, 2011.

(1)As of September 30, 2011, the secured loan was secured by the Company’s buildings with a net carrying amount of $1,635,077.

NOTE 10 – INCOME TAX

In February 2009, Shandong Taibang was granted the High and New Technology Enterprise status which entitled it to a 15% preferential income tax rate for a period of three years from 2008 to 2010. Further, Guizhou Taibang was entitled to the preferential income tax rate of 15% under the 10-year Western Development Tax Concession, which also ended in 2010. Shandong Taibang is in the process of renewing the High and New Technology Enterprise qualification for an additional three years from 2011 to 2013.

According to CaiShui [2011] No. 58 dated July 27, 2011, qualified enterprises located in the western regions of PRC are entitled to a preferential income tax rate of 15% effective retroactively from January 1, 2011. Management believes Guizhou Taibang will be treated as a qualified enterprise located in the western regions and therefore be subject to income tax at a preferential tax rate of 15% from 2011 to 2020.

The Company’s effective income tax rate was -18% and 15% for the three months ended September 30, 2011 and 2010, respectively. The Company’s effective income tax rate was 31% and 18% for the nine months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011, the effective income tax rates for the PRC entities and the non-PRC entities were approximately -60% and 0%, respectively. As compared to the PRC statutory tax rate of 25%, the difference in the effective income tax rates of the PRC entities was primarily because the impairment loss of goodwill and loss on abandonment of long-lived assets do not have any future tax benefit.

As of and for the nine months ended September 30, 2011, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

NOTE 11 – CONVERTIBLE NOTES

	September 30, 2011	December 31, 2010
$9,554,140, 3.8% Senior Secured Convertible Notes	$9,554,140	$9,554,140
Less: portion of notes converted	(9,554,140)	(4,854,140)
unamortized discount	-	(3,503,767)
Convertible notes	$-	$1,196,233

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

The Notes are secured by 3,000,000 shares of common stock of the Company held by Siu Ling Chan (“Ms. Chan”), the Company’s chairwoman of the board of directors and a principal shareholder of the Company, pursuant to the terms of a Guarantee and Pledge Agreement signed among the Company, the Investors and Ms. Chan. To induce Ms. Chan to enter into the Guarantee and Pledge Agreement with the Investors, the Company agreed to indemnify Ms. Chan for all damages, liabilities, losses and expenses of any kind (“Losses”), which may be sustained or suffered by Ms. Chan, arising out of or in connection with any enforcement action instituted by the Investors pursuant to the Guarantee and Pledge Agreement. The Company’s indemnification obligation is limited to Losses that arise as the result of any negligent or unlawful conduct of the Company that is caused unilaterally by the Company and is beyond Ms. Chan’s control in her capacity as a director of the Company, and will not exceed the market value of the pledged shares as of the closing of the transaction. On December 22, 2009, two of the Company’s Notes holders converted $1,000,000 of their Notes into an aggregate of 250,000 shares of the Company’s common stock. On January 13, 2010, these two Notes holders converted an additional $1,054,140 of their remaining Notes into an aggregate of 263,535 shares of the Company’s common stock. On November 10, 2010, another Notes holder converted $2,800,000 of Notes into an aggregate of 700,000 shares of the Company’s common stock. On June 10, 2011, the two Notes holders converted $4,700,000 of their Notes into an aggregate of 1,175,000 shares of the Company’s common stock. As of September 30, 2011, all Notes were converted.

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

Total principal of the Notes in the amount of $9,554,140 was first allocated to the embedded conversion option in the Notes and to the Warrants based on their fair value on the issuance date of $6,552,505 and $3,826,896, respectively. As a result, the Company recognized an initial charge to income of $825,261 for the amount by which the fair value of these liabilities exceeded the face amount of the Notes for the year ended December 31, 2009. All changes in the fair value of the embedded conversion option in the Notes and Warrants are recognized in the statements of operation until such time as the Notes are converted or redeemed and Warrants are exercised or expired.

The residual amount is allocated to the debt instrument in the amount of $0.01 and is accreted to the principal amount of the Notes using an effective annual interest rate of approximately 365% with the related interest expense recognized in the statements of operation. For the three months ended September 30, 2011 and 2010, the accreted interest expenses were nil and $543,814, respectively. For the nine months ended September 30, 2011 and 2010, the accreted interest expenses were $3,580,167 and $1,000,125, respectively.

For the three months ended September 30, 2011 and 2010, the gains arising from the decrease in fair value of the embedded conversion option in the Notes were nil and $2,267,027, respectively. For the nine months ended September 30, 2011 and 2010, the gains arising from the decrease in fair value of embedded conversion option in the Notes were $6,289,661 and $6,076,772, respectively.

NOTE 12 – WARRANTS AND OPTIONS

Warrants

In connection with the issuance of the Notes (see Note 11), the Company issued warrants to purchase up to 1,194,268 and 93,750 shares of common stock of the Company to the Investors and placement agent, respectively.

The fair value of the warrants outstanding as of September 30, 2011 and December 31, 2010 were determined based on the Binominal option pricing model, using the following key assumptions:

	September 30, 2011	December 31, 2010
Expected dividend yield	0%	0%
Risk-free interest rate	0.09%	0.43%
Time to maturity (in years)	0.70	1.43
Expected volatility	65.0%	70.0%
Fair value of underlying common shares (per share)	$6.81	$16.39

Changes in the management’s estimates and assumptions regarding the expected volatility could significantly impact the estimated fair value of the warrants determined under the Binominal option pricing model and, as a result, the net income and the net income attributable to the Company’s stockholders.

For the three months ended September 30, 2011 and 2010, the gains arising from the decrease in fair value of warrants were $2,863,870 and $1,525,766, respectively. For the nine months ended September 30, 2011 and 2010, the gains arising from the decrease in fair value of warrants were $8,771,458 and $3,820,427, respectively. As of September 30, 2011 and December 31, 2010, there were 937,500 Warrants outstanding that will expire if unexercised by June 2012.

Options

On May 9, 2008, the Board of Directors granted options to certain directors and employees for the purchase of 937,500 shares of the Company’s common stock with an exercise price of $4.00 that vested immediately. These options expire on June 1, 2018.

On July 24, 2008, the Board of Directors granted options to three independent directors for the purchase of 60,000 shares of the Company’s common stock with an exercise price of $4.00, of which 30,000 shares vested on January 24, 2009 and the remaining 30,000 shares vested on July 24, 2009. These options expire on July 24, 2018.

On January 7, 2010, the Board of Directors granted options to one employee for the purchase of 50,000 shares of the Company’s common stock with an exercise price of $12.60 that vested immediately. These options expire on January 7, 2020.

On February 4, 2010, the Board of Directors granted options to a newly appointed director for the purchase of 20,000 shares of the Company’s common stock with an exercise price of $10.66, of which 10,000 shares vested on August 4, 2010 and the remaining 10,000 shares vested on February 4, 2011. These options expire on February 4, 2020.

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

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock. The risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated term of the options. The expected dividend yield was based on the Company’s current and expected dividend policy. Changes in the management’s estimates and assumptions regarding the expected volatility could significantly impact the estimated fair values of the share options determined under the Black-Scholes option pricing model and, as a result, the net income and the net income attributable to the Company’s stockholders. The weighted average grant date fair value of options granted during the nine months ended September 30, 2011 was $9.69. During the nine months ended September 30, 2011, 25,000 shares options were exercised and no option was forfeited. For the three months ended September 30, 2011 and 2010, the Company recorded stock compensation expense of $1,229,968 and $63,812, respectively, in general and administrative expenses. For the nine months ended September 30, 2011 and 2010, the Company recorded stock compensation expense of $3,648,255 and $681,653, respectively, in general and administrative expenses. As of September 30, 2011, approximately $6,652,742 of stock compensation expense with respect to non-vested stock options is to be recognized over approximately 1.78 years.

NOTE 13 – STATUTORY RESERVES

Each of the Company’s PRC subsidiaries are required to allocate at least 10% of its after tax profits, as determined under generally accepted accounting principal in the PRC, to its statutory surplus reserve until the reserve balance reaches 50% of the respective registered capital. The accumulated balance of the statutory reserve as of September 30, 2011 and December 31, 2010 was $37,011,516 and $28,820,686, respectively.

NOTE 14 – FAIR VALUE MEASUREMENTS

Management used the following methods and assumptions to estimate the fair value of financial instruments at the relevant balance sheet dates:

• Short-term financial instruments (including accounts receivables, other receivables, short-term bank loans, accounts payable, other payables and accrued expenses, and amount due to related parties) – The carrying amounts of the short-term financial instruments approximate their fair values because of the short maturity of these instruments.

• Long-term other payable – The fair value of the Company’s long-term other payable is estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities.

• Derivative liabilities (the embedded conversion option in the Notes and Warrants) – The estimated fair values were determined by using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

Fair Value Measurements Using:
Quoted Prices
		in Active Markets	Significant
		for Identical	Other	Significant
		Financial Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
September 30, 2011	Total	Level 1	Level 2	Level 3
Liabilities at fair value:
Derivative liabilities—embedded conversion option in the Notes	$-	$-	$-	$-
Derivative liabilities—Warrants	2,324,134	-	2,324,134	-

December 31, 2010	Total	Level 1	Level 2	Level 3
Liabilities at fair value:
Derivative liabilities—embedded conversion option in the Notes	$14,561,661	$-	$14,561,661	$-
Derivative liabilities—Warrants	11,095,592	-	11,095,592	-

NOTE 15 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the three months ended September 30, 2011 and 2010 are as follows:

	For the three months ended
	September 30, 2011	September 30, 2010
Human Albumin	$22,448,845	$17,482,749
Immunoglobulin products:
Human Hepatitis B Immunoglobulin	1,810,756	2,549,295
Human Immunoglobulin for Intravenous Injection	12,805,150	13,055,081
Human Rabies Immunoglobulin	774,737	1,057,488
Human Tetanus Immunoglobulin	3,081,909	1,476,762
Human Immunoglobulin	-	182,079
Others	382,304	200,311
Total	$41,303,701	$36,003,765

The Company’s sales by significant types of product for the nine months ended September 30, 2011 and 2010 are as follows:

	For the nine months ended
	September 30, 2011	September 30, 2010
Human Albumin	$63,527,838	$49,171,922
Immunoglobulin products:
Human Hepatitis B Immunoglobulin	5,900,941	8,720,728
Human Immunoglobulin for Intravenous Injection	39,316,818	34,546,253
Human Rabies Immunoglobulin	1,527,257	6,161,885
Human Tetanus Immunoglobulin	6,222,200	3,332,432
Human Immunoglobulin	-	1,032,583
Others	944,927	1,044,831
Total	$117,439,981	$104,010,634

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Total operating lease commitments for rental of offices and land use rights and buildings of the Company’s PRC subsidiaries as of September 30, 2011 is as follows:

12-month period ending September 30,
2012	$383,745
2013	203,344
2014	100,628
2015	100,628
2016	65,410
Years after	146,355
Total minimum payments required	$1,000,110

For the three months ended September 30, 2011 and 2010, total lease expense amounted to $110,122 and $147,508, respectively. For the nine months ended September 30, 2011 and 2010, total lease expense amounted to $274,219 and $205,679, respectively.

Legal proceedings

Bobai County Collection Station

In January 2007, the Company's PRC subsidiary, Shandong Taibang, advanced $413,697 (RMB3.0 million) to Feng Lin, the 20% noncontrolling interest shareholder of Fang Cheng Plasma Company, a Company's majority owned subsidiary, for the purpose of establishing or acquiring a plasma collection station. Mr. Lin and Shandong Taibang intended to establish the Bobai Kangan Plasma Collection Co., Ltd. (“Bobai”) in Bobai County, Guangxi. On January 18, 2007, Shandong Taibang signed a letter of intent to acquire the assets of the Bobai Plasma Collection Station, which was co-owned by Mr. Lin and Mr. Keliang Huang. However, in January 2007, Hua Lan Biological Engineering Co., Ltd. (“Hua Lan”) filed suit in the District Court of Hong Qi District, Xin Xiang City, Henan Province, alleging that Feng Lin, Keliang Huang and Shandong Taibang established and/or sought to operate the Bobai Plasma Collection Station using a permit for collecting and supplying human plasma in Bobai County, that was originally granted to Hua Lan by the government of the Guangxi region, without Hua Lan's permission. The establishment and registration of Bobai was never realized as a result of this law suit. On January 29, 2007, on Hua Lan's motion, the District Court entered an order to freeze funds in the amount of approximately $386,100 (RMB3,000,000) held by the defendants in the case, including approximately $65,750 (RMB500,000) in funds held in Shandong Taibang's bank account in Tai'an City. A hearing was held on June 25, 2007 and judgment was entered against the defendants along with a $226,780 (RMB1,700,000) joint financial judgment. The Company appealed the District Court judgment to the Xinxiang City Intermediate Court. In November 2007, the Xinxiang City Intermediate Court affirmed the judgment against the three defendants and increased the amount of the joint financial judgment to approximately $405,954 (RMB3,000,000).

In January 2008, Hua Lan enforced the judgment granted by the Xinxiang City Intermediate Court to freeze the Company's bank accounts. Shandong Taibang filed a separate action against Hua Lan before the Tai'an City District Court to seek recovery of any losses in connection with Hua Lan's claim and to request that the Tai'an City District Court preserve Hua Lan's property or freeze up to approximately $411,300 (RMB 3 million) of Hua Lan's assets to secure the return of such funds to the Company. The matter is currently pending before the Intermediate Court in Tai'an City. Pending the outcome of the proceedings, Shandong Taibang increased its loss contingency reserve during its fourth quarter of 2007 from approximately $75,593 (RMB566,667) to $133,400 (RMB1,000,000) to cover its share of the enforcement of this judgment. During the fourth quarter of 2008, the full amount of the judgment, including Feng Lin and Keliang Huang's portions of the judgment and the related fees, of approximately $456,222 (RMB3,109,900) was withdrawn from Shandong Taibang's account. The Company recorded Feng Lin and Keliang Huang's portion of the judgment, of approximately $304,143 (RMB2,073,234), as receivable as a result of the withdrawal. As of December 31, 2008, the Company determined that it is unlikely that the Company will be able to recover such receivable from those two individuals and wrote off the receivable as bad debt expense. In January 2010, Feng Lin transferred his 20% equity in Fang Cheng Plasma Company as a repayment for such receivable he owed to the Company. As a result, the Company is now the 100% owner of the Fang Cheng Plasma Company.

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

NOTE 17 – RELATED PARTY TRANSACTIONS

The related party balances resulting from transactions undertaken by the Company with related parties are presented as follows:

Assets	Purpose	September 30, 2011	December 31, 2010
Accounts receivable – a related party(1)	Processing fees /sales	$-	$212,611

		September 30, 2011	December 31, 2010
Other payable – related parties(2)	Loan	$2,264,580	$2,195,123
Other payable – related parties(3)	Contribution	1,036,377	997,017
Total other payable – related parties		$3,300,957	$3,192,140

(1) Guizhou Taibang provides processing services and sells products to Guizhou Eakan Co., Ltd. (“Guizhou Eakan”), an affiliate of one of the Guizhou Taibang’s noncontrolling interest shareholders. The Company’s total income from processing services and sales to Guizhou Eakan amounted to $166,228 and $156,414 for the three months ended September 30, 2011 and 2010, respectively. The Company’s total income from processing services and sales to Guizhou Eakan amounted to $242,274 and $720,954 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, accounts receivable due from Guizhou Eakan amounted to nil and $212,611, respectively.

(2) Guizhou Taibang has payables to Guizhou Eakan Investing Corp., amounting to approximately $2,264,580 (RMB14,470,160). Guizhou Eakan Investing Corp. is one of the noncontrolling interest shareholders of Guizhou Taibang. Guizhou Taibang borrowed this interest free advance for working capital purpose. The balance is due on demand.

(3) Guizhou Taibang has payables to Jie’an, a noncontrolling interest shareholder of Guizhou Taibang, amounting to approximately $1,036,377 (RMB 6,619,840). In 2007, Guizhou Taibang received additional contributions from Jie’an of $962,853 to maintain Jie’an equity interest in Guizhou Taibang at 9%. However, due to a legal dispute among shareholders over raising additional capital as discussed in the legal proceeding section (see Note 16), the money may be returned to Jie’an. During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital contribution with the local Administration for Industry and Commerce, pursuant to the equity purchase agreement, and such registration was approved by the controlling interest shareholders of Guizhou Taibang in a shareholder meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the completion of the ongoing litigations. If the Company decided to ratify the approval, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an will be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective.

NOTE 18 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss or income per share of common stock for the periods indicated:

	For the three months ended
	September 30, 2011	September 30, 2010
Numerator used in basic net income per share:
Net (loss) / income attributable to China Biologic Products, Inc.	$(9,361,677)	$13,733,503
Interest on the Notes	-	543,814
Change in fair value of embedded conversion option in the Notes	-	(2,267,027)
Change in fair value of warrants issued to Investors and placement agent	-	(1,525,766)
Numerator used in diluted net income per share of common stock	$(9,361,677)	$10,484,524

Weighted average shares:

	For the three months ended
	September 30, 2011	September 30, 2010
Basic	25,551,125	23,513,533
Effect of dilutive common share equivalents:
Diluted effect of the Notes	-	1,875,000
Diluted effect of warrants issued to Investors and placement agent	-	609,502
Diluted effect of stock option	-	580,436

Diluted	25,551,125	26,578,471

Net (loss) / income per share of common stock - basic	$(0.37)	$0.58
Net (loss) / income per share of common stock - diluted	$(0.37)	$0.39

During the three months ended September 30, 2011, diluted net loss per share of common stock was computed in the same manner as basic net loss per share of common stock is computed since the Company had a loss from continuing operations and therefore it would be antidilutive.

The following table sets forth the computation of basic and diluted net income per share of common stock for the periods indicated:

	For the nine months ended
	September 30, 2011	September 30, 2010
Numerator used in basic net income per share:
Net income attributable to China Biologic Products, Inc.	$13,547,003	$37,332,934
Interest on the Notes	3,580,167	1,000,125
Change in fair value of embedded conversion option in the Notes	(6,289,661)	(6,076,772)
Change in fair value of warrants issued to Investors and placement agent	(8,771,458)	(3,820,427)
Numerator used in diluted net income per share of common stock	$2,066,051	$28,435,860

Weighted average shares:

	For the nine months ended
	September 30, 2011	September 30, 2010
Basic	24,849,403	23,471,084
Effect of dilutive common share equivalents:
Diluted effect of the Notes	688,645	1,898,977
Diluted effect of warrants issued to Investors and placement agent	582,252	615,814
Diluted effect of stock option	587,540	589,926

Diluted	26,707,840	26,575,801

Net income per share of common stock - basic	$0.55	$1.59
Net income per share of common stock - diluted	$0.08	$1.07

During the nine months ended September 30, 2011, 1,126,000 options with an average exercise price of $12.84 are excluded from the calculation of diluted net income per share of common stock since they are antidilutive.

NOTE 19 – CONCENTRATIONS AND CREDIT RISKS

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

The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for its bank accounts located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for its bank accounts located in Hong Kong. Cash balances maintained at financial institutions or state-owned banks in the PRC are not covered by insurance. Total cash in banks as of September 30, 2011 and December 31, 2010 amounted to $79,777,926 and $64,443,315, respectively, of which $54,458 and $1,473,917 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on and cash held in bank accounts.

The Company’s major product, human albumin: 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml and 10%/50ml, accounted for 54.4% and 48.6% of the total sales for the three months ended September 30, 2011 and 2010, respectively, and 54.1% and 47.3% of the total sales for the nine months ended September 30, 2011 and 2010, respectively. If the market demands for human albumin cannot be sustained in the future or the price of human albumin decreases, the Company’s operating results could be adversely affected.

All of the Company’s customers are located in the PRC. As of September 30, 2011 and 2010, the Company had no significant concentration of credit risk. There were no customers that individually comprised 10% or more of the sales during the three months and nine months ended September 30, 2011 and 2010. No individual customer represented 10% or more of trade receivables at September 30, 2011 and December 31, 2010. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There were two suppliers and one supplier that comprised 10% or more of the total purchases for the three months ended September 30, 2011 and 2010, respectively. There was one supplier that individually comprised 10% or more of the total purchases for the nine months ended September 30, 2011 and 2010, respectively. There was one supplier that represented more than 10% of accounts payables at September 30, 2011 and 2010, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; expectations regarding governmental approvals of our new products; expected preferential tax treatment of our PRC subsidiary, Guizhou Taibang; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

  “Guizhou Taibang” are to our majority owned subsidiary Guizhou Taibang Biological Products Co., Ltd., a PRC company, formerly Guiyang Qianfeng Biological Products Co., Ltd.;

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

We are approved to sell human albumin with dosages of 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml, 10%/50ml and 25%/50ml. Human albumin is our top-selling product. Sales of these human albumin products represented approximately 54.4% and 48.6% of our total sales, respectively, for each of the three months ended September 30, 2011 and 2010, and 54.1% and 47.3% of our total sales for the nine months ended September 30, 2011 and 2010, respectively. Human albumin is principally used to increase blood volume while immunoglobulin, one of our other major products, is used for certain disease prevention and cures. Our approved human albumin and immunoglobulin products use human plasma as the basic raw material. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. All of our products are prescription medicines administered in the form of injections.

We sell our products to customers in the PRC, mainly hospitals and inoculation centers directly or through approved distributors. We usually sign short-term contracts with customers and therefore our largest customers have changed over the years. For the three months ended September 30, 2011 and 2010, our top 5 customers accounted for approximately 16.3% and 19.1%, respectively, of our total sales. For the nine months ended September 30, 2011 and 2010, our largest 5 customers accounted for approximately 15.0% and 12.3% of our total sales, respectively. As we continue to diversify our geographic presence, customer base and product mix, we expect that our largest customers will continue to change from year to year.

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

Third Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended September 30, 2011:

  Sales: Sales were $41,303,701 for the three months ended September 30, 2011, an increase of $5,299,936 or 14.7%, from $36,003,765 for the same period in 2010.

  Gross profit: Gross profit was $27,529,192 for the three months ended September 30, 2011, an increase of $207,929 or 0.8%, from $27,321,263 for the same period in 2010.

  (Loss)/income from operations: Loss from operations was $9,394,945 for the three months ended September 30, 2011, a decrease of $28,222,414 or 149.9%, from $18,827,469 of income from operations for the same period in 2010, including a $18,064,183 and $6,536,517 non-cash charge for impairment of goodwill and loss on abandonment of long-lived asset during the three months ended September 30, 2011.

  Net loss / (income) attributable to company: Net loss attributable to the Company was $9,361,677 for the three months ended September 30, 2011, a decrease of $23,095,180 or 168.2%, from $13,733,503 of net income attributable to the Company for the same period in 2010. Excluding the non-cash charge for impairment of goodwill and loss on abandonment of long-lived asset, the net income attributable to the Company was $15,239,023, an increase of $1,505,520 or 11.0%, for the three months ended September 30, 2011 as compared to the same period in 2010.

  Diluted net (loss) / income per share of common stock: Diluted net loss per share of common stock was $0.37 for the three months ended September 30, 2011, as compared to a net income per share of common stock of $0.39 for the same period in 2010.

For the three months ended September 30, 2011 and 2010, we reported a net loss of $9,361,677 and a net income of $13,733,503, respectively. Our earnings before income tax expense in the third quarter of 2011 decreased mainly due to a goodwill impairment loss and a non-cash charge on abandonment of long-lived asset as the result of the closing of plasma stations of Guizhou Taibang, as explained below.

Closure of Plasma Stations in Guizhou Province

On July 15, 2011, the Guizhou Provincial Health Department issued the revised “Plan for Guizhou Provincial Blood Collection Institutional Setting (2011-2014)” which limits the number of counties that are permitted to set up plasma collection stations in Guizhou Province to four counties (the “Guizhou Plan”). As a result of the implementation of the Guizhou Plan, the licenses of four active plasma collection stations in Dan Zhai, Wei Ning, San Sui and Na Yong counties owned by Guizhou Taibang were not renewed after their respective plasma collection permits expired at the end of July 2011. The licenses of its plasma collection stations in Pu Ding and Huang Ping counties (locations permitted under the Guizhou Plan) were renewed until July 31, 2013. These four stations in Dan Zhai, Wei Ning, San Sui and Na Yong counties together accounted for approximately 33.1% and 34.1% of the Company’s total plasma collection by volume for the six months ended June 30, 2011 and for the year ended December 31, 2010, respectively. In addition, Guizhou Taibang’s inactive plasma collection station in Guizhou Province that was purchased from the government in 2007 is unlikely to be licensed as planned, because it is in Zhengyuan County, a location not included in the Guizhou Plan.

As a result of the closure of the above plasma collection stations, certain equipment, office furniture, building improvement and plasma collection permits were abandoned during the three months ended September 30, 2011. The loss on abandonment of these long-lived assets is set forth below.

Equipment	$294,079
Office furniture	205,092
Building improvement	872,174
Plasma collection permits	5,165,172
Total	$6,536,517

In addition to the above assets, the Company engaged an outside independent appraiser during the third quarter of 2011 to determine the fair values of buildings and land use rights which have carrying value of $2,386,728 and $1,494,617, respectively, as of September 30, 2011. The appraised fair values of these buildings and land use rights were not below their net carrying value and as a result, no impairment loss is considered as of September 30, 2011.

Furthermore, the Company wrote-off $712,492 of raw material plasma that is expected not to qualify for production due to the 90-day quarantine period rules as their sourcing plasma stations were closed under the Guizhou Plan.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended		$	%
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
SALES
External customers	$41,137,473	$35,847,351	$5,290,122	14.8%
Related party	166,228	156,414	9,814	6.3%
Total sales	41,303,701	36,003,765	5,299,936	14.7%
COST OF SALES
External customers	13,741,811	8,648,875	5,092,936	58.9%
Related party	32,698	33,627	(929)	(2.8%	)
Total cost of sales	13,774,509	8,682,502	5,092,007	58.6%
GROSS PROFIT	27,529,192	27,321,263	207,929	0.8%
OPERATING EXPENSES
Selling expenses	3,703,683	2,229,685	1,473,998	66.1%
General and administrative expenses	8,110,693	5,832,118	2,278,575	39.1%
Research and development expenses	509,061	431,991	77,070	17.8%
Impairment loss of goodwill	18,064,183	-	18,064,183	-
Loss on abandonment of long-lived assets	6,536,517	-	6,536,517	-
Total operating expenses	36,924,137	8,493,794	28,430,343	334.7%
INCOME FROM OPERATIONS	(9,394,945)	18,827,469	(28,222,414)	(149.9%	)
OTHER INCOME (EXPENSES)
Equity in income of equity method investee	712,320	323,015	389,305	120.5%
Change in fair value of derivative liabilities	2,863,870	3,792,793	(928,923)	(24.5%	)
Interest expense	(404,349)	(735,016)	330,667	(45.0%	)
Interest income	473,278	223,731	249,547	111.5%
Other expenses, net	(63,773)	(142,285)	78,512	(55.2%	)
Total other income, net	3,581,346	3,462,238	119,108	3.4%
(LOSS) EARNINGS BEFORE INCOME TAX EXPENSE	(5,813,599)	22,289,707	(28,103,306)	(126.1%	)
INCOME TAX EXPENSES	1,022,310	3,373,557	(2,351,247)	(69.7%	)
NET (LOSS) INCOME	$(6,835,909)	$18,916,150	$(25,752,059)	(136.1%	)
Less: Net income attributable to noncontrolling interest	2,525,768	5,182,647	(2,656,879)	(51.3%	)
NET (LOSS) INCOME ATTRIBUTABLE TO COMPANY	$(9,361,677)	$13,733,503	$(23,095,180)	(168.2%	)

Sales. Our sales are derived primarily from the sales of human albumin and various types of immunoglobulin. Our sales increased by 14.7%, or $5,299,936, to $41,303,701 for the three months ended September 30, 2011, compared to $36,003,765 for the three months ended September 30, 2010. The growth in sales was mainly due to an overall increase in sales volume of our products, as well as the 6.1% increase in foreign exchange translation effect.

For the quarter ended September 30, 2011, the average price for our approved human albumin products, which contributed 54.4% to our total sales, increased by approximately 4.3%, and excluding the foreign exchange translation effect, their average price in RMB term decreased slightly by approximately 1.2%; the average price for our approved human hepatitis B immunoglobulin products, which contributed approximately 4.4% to our total sales, increased by approximately 8.1%, and excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 2.2%; the average price for our approved human immunoglobulin for intravenous injection, or IVIG products, which contributed approximately 31.0% to our total sales, increased by approximately 8.9%, and excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 2.9%; the average price for our approved human rabies immunoglobulin products, which contributed approximately 1.9% to our total sales, decreased by approximately 5.8%, and excluding the foreign exchange translation effect, their average price in RMB term decreased by approximately 9.4%; and the average price for our approved human tetanus immunoglobulin products, which contributed approximately 7.5% to our total sales, decreased by approximately 5.9%, and excluding the foreign exchange translation effect, their average price in RMB term decreased by approximately 10.5%, as compared to the same period in 2010. The increase in average price of our IVIG was primarily attributable to the continuing shortage in supply of such products, while the slight average price decrease in human albumin products was the result of the continuous increase in the imported volume of this product. The price decrease in human rabies immunoglobulin and human tetanus immunoglobulin products was mainly the result of the increased market competition.

Volume in sales for our human albumin and human tetanus immunoglobulin products increased by approximately 23.1% and 121.7%, respectively, for the three months ended September 30, 2011, as compared to the same period in 2010. Volume in sales for our human hepatitis B immunoglobulin, IVIG and human rabies immunoglobulin products decreased by approximately 34.3%, 9.9% and 22.2%, respectively, for the three months ended September 30, 2011 as compared to the same period in 2010. As the Hand-Foot-and-Mouth Disease, or HFMD, which the outburst took place between April and August in 2010, was not as severe in this quarter as in 2010, the sales volume of IVIG decreased slightly during the 2011 period as compared to the same period in 2010. The sales volume of human hepatitis B immunoglobulin products decreased mainly due to the decrease in demand as the new government program emphasizes on application of the products on new-borns but not the pre-natal mothers. The sales volume decrease in human rabies immunoglobulin products was mainly due to the decreased availability of raw material supply. Unlike our human albumin and IVIG products, the availability of hyper-immune products depends on various factors, including, among others, availability of specific vaccinated plasma and production lines. Consequently, our sales of hyper-immune products may vary significantly from quarter to quarter.

Cost of sales. Our cost of sales increased by $5,092,007, or 58.6%, to $13,774,509 for the three months ended September 30, 2011, from $8,682,502 during the same period in 2010. Cost of sales as a percentage of sales was 33.3% for the three months ended September 30, 2011, as compared to 24.1% during the same period in 2010. The increase in cost of sales was in line with the increase in sales volume of certain products and increase in cost of plasma paid to donors, as well as a write-off of $712,492 raw material plasma that is expected not to qualify for production due to the 90-day quarantine period rules as their sourcing plasma stations were closed under the Guizhou Plan. The cost of plasma, our main raw material, is the most significant component of our cost of sales. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors, as well as spending on donor promotional programs. As a result, the cost of sales as a percentage of sales increased by 9.2% as compared to the same period in 2010.

Gross profit and gross margin. Our gross profit increased by $207,929, or 0.8%, to $27,529,192 for the three months ended September 30, 2011 from $27,321,263 for the same period in 2010. As a percentage of sales, our gross profit margin decreased by 9.2% to 66.7% for the three months ended September 30, 2011, from 75.9% for the same period in 2010. The decrease in gross profit was mainly due to decreases in average prices and volume in some of our products and the increase in raw material costs and the raw material write-off as discussed above.

Operating expenses. Our total operating expenses increased by $28,430,343, or 334.7%, to $36,924,137 for the three months ended September 30, 2011, from $8,493,794 for the same period in 2010. The increase was primarily attributable to a goodwill impairment loss of $18,064,183, a non-cash loss on abandonment of long-lived assets of $6,536,517, as well as a 66.1% increase in our selling expenses and a 39.1% increase in our general and administrative expenses during the 2011 period. As a percentage of sales, total expenses increased by 65.8% to 89.4% for the three months ended September 30, 2011 from 23.6% for the same period in 2010. Excluding the non-cash charge for impairment of goodwill and loss on abandonment of long-lived assets, the operating expenses was $12,323,437, an increase of $3,829,643 or 45.1%, for the three months ended September 30, 2011 as compared with $8,493,794 in the same period in 2010.

Selling expenses. For the three months ended September 30, 2011, our selling expenses increased to $3,703,683, from $2,229,685 for the three months ended September 30, 2010, an increase of $1,473,998 or 66.1%. As a percentage of sales, our selling expenses for the three months ended September 30, 2011 increased by 2.8% to 9.0%, from 6.2% for the three months ended September 30, 2010. The increase in selling expenses was primarily due to the expansion of our sales force and the increase in our promotional and conference activities. This increase is in line with our continuing effort to expand our customer base in hospitals and inoculation centers throughout the PRC in a bid to counter the negative effects of the price pressures in some of our products caused by heightened competition.

General and administrative expenses. For the three months ended September 30, 2011, our general and administrative expenses increased to $8,110,693, from $5,832,118 for the three months ended September 30, 2010, a $2,278,575 or 39.1% increase. General and administrative expenses as a percentage of sales increased by 3.4% to 19.6% for the three months ended September 30, 2011, from 16.2% for the same period in 2010. The increase in general and administrative expenses was mainly due to an increase in expenses related to payroll and employee benefits, as well as an increase of approximately $1.2 million in non-cash employee stock compensation expenses. The increase in payroll was mainly due to our efforts to enhance corporate governance with the addition of two directors during the first quarter of 2011, the addition of a new executive officer in December 2010, and the addition of our new corporate offices in Beijing.

Research and development expenses. For the three months ended September 30, 2011 and 2010, our research and development expenses were $509,061 and $431,991, respectively, an increase of $77,070 or 17.8%. As a percentage of sales, our research and development expenses for the three months ended September 30, 2011 and 2010 were both 1.2%.

Impairment loss of goodwill. Following the closure of plasma collection stations of Guizhou Taibang, the Company revised its earnings guidance for the year of 2011 and experienced incremental decline in its stock price and market capitalization in the third quarter of 2011. The closure of the plasma collection stations is considered to be a triggering event that the fair value of the Company’s reporting unit would more likely than not be below its book value. Therefore the Company performed two-step goodwill impairment test and concluded that, for the three months ended September 30, 2011, a goodwill impairment loss of $18,064,183 was recognized in the Company’s single reporting unit since the carrying amount of the reporting unit was greater than the fair value of the reporting unit (as determined based on the quoted market price) and the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill.

Loss on abandonment of long-lived assets. As a result of the closure of the plasma collection stations of Guizhou Taibang, certain equipment, office furniture, building improvement and plasma collection permits were abandoned during the three months ended September 30, 2011. Loss on these long-lived assets of $6,536,517 was recognized in the three months ended September 30, 2011.

Change in fair value of derivative liabilities. The embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants issued in June 2009 are recorded at fair value. For the three months ended September 30, 2011 and 2010, we recognized a gain from the change in fair value of derivative liabilities in the amounts of $2,863,870 and $3,792,793, respectively. The recognized gain from the change in the fair value of derivative liabilities in the third quarter of 2011 was mainly due to a decrease in the price of our common stock from $10.20 as of June 30, 2011 to $6.81 as of September 30, 2011. As of September 30, 2011, the embedded conversion option in our convertible notes was no longer outstanding because the convertible notes had been fully converted. Future changes in the market price of our common stock could cause the fair value of the warrants to change significantly in future periods.

Interest expense (income). Our interest expense decreased by $330,667 to $404,349 for the three months ended September 30, 2011, from $735,016 for the same period in 2010. Our interest income increased by $249,547 to $473,278, for the three months ended September 30, 2011, from $223,731 for the same period in 2010. The decrease in interest expense was primarily due to the decrease in the effective interest charges on convertible notes from $543,814 in the three months ended September 30, 2010 to nil in the three months ended September 30, 2011, as the convertible notes had been fully converted on June 10, 2011. As of September 30, 2011, the convertible notes have been fully converted and, therefore, interest expense is expected to decrease in remainder of 2011.

Income tax. Our effective income tax rates were -17.6% and 15.1% for the three months ended September 30, 2011 and 2010, respectively.

In February 2009, Shandong Taibang was granted the High and New Technology Enterprise status which entitled it to a 15% preferential income tax rate for a period of three years from 2008 to 2010. Further, Guizhou Taibang was entitled to the preferential income tax rate of 15% under the 10-year Western Development Tax Concession, which also ended in 2010. Shandong Taibang is in the process of renewing the High and New Technology Enterprise qualification for an additional three years from 2011 to 2013.

According to CaiShui [2011] No. 58 dated July 27, 2011, qualified enterprises located in the western regions of PRC are entitled to a preferential income tax rate of 15% effective retroactively from January 1, 2011. Management believes Guizhou Taibang will be treated as a qualified enterprise located in the western regions and therefore be subject to income tax at a preferential tax rate of 15% from 2011 to 2020.

For the three months ended September 30, 2011, the effective income tax rates for the PRC entities and the non-PRC entities were approximately -59.7% and 0%, respectively. As compared to the PRC statutory tax rate of 25%, the difference in the effective income tax rates of the PRC entities was primarily because the impairment loss of goodwill and loss on abandonment of long-lived assets do not have any future tax benefit.

Our provision for income taxes decreased by $2,351,247, or 69.7%, to $1,022,310 for the three months ended September 30, 2011 from $3,373,557 for the same period in 2010. The decrease of income tax provision was mainly attributable to the decrease in applicable income tax rate of Guizhou Taibang from 25% for the six months ended June 30, 2011 to 15% for the nine months ended September 30, 2011.

Our PRC subsidiaries have cash balance of $80.2 million as of September 30, 2011, which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred tax liabilities on undistributed earnings of our PRC subsidiaries.

Net loss (income) attributable to company. Our net loss attributable to company was $9,361,677 for the three months ended September 30, 2011 and our net income attributable to company was $13,733,503 for the same period in 2010, as a result of the cumulative effects of the foregoing factors.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in U.S. dollars)

	Nine Months Ended		$	%
	September 30,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
SALES
External customers	$117,197,707	$103,289,680	$13,908,027	13.5%
Related party	242,274	720,954	(478,680)	(66.4%	)
Total sales	117,439,981	104,010,634	13,429,347	12.9%
COST OF SALES
External customers	35,531,374	26,046,001	9,485,373	36.4%
Related party	67,302	80,365	(13,063)	(16.3%	)
Total cost of sales	35,598,676	26,126,366	9,472,310	36.3%
GROSS PROFIT	81,841,305	77,884,268	3,957,037	5.1%
OPERATING EXPENSES
Selling expenses	9,191,739	5,029,474	4,162,265	82.8%
General and administrative expenses	23,240,140	16,700,320	6,539,820	39.2%
Research and development expenses	2,439,029	1,332,025	1,107,004	83.1%
Impairment loss of goodwill	18,064,183	-	18,064,183	-
Loss on abandonment of long-lived assets	6,536,517	-	6,536,517	-
Total operating expenses	59,471,608	23,061,819	36,409,789	157.9%
INCOME FROM OPERATIONS	22,369,697	54,822,449	(32,452,752)	(59.2%	)
OTHER INCOME ( EXPENSES)
Equity in income of equity method investee	1,446,402	668,670	777,732	116.3%
Change in fair value of derivative liabilities	15,061,119	9,897,199	5,163,920	52.2%
Interest expense	(4,385,872)	(1,688,074)	(2,697,798)	159.8%
Interest income	913,003	556,731	356,272	64.0%
Other income /(expenses), net	(1,134,055)	575,219	(1,709,274)	(297.2%	)
Total other income, net	11,900,597	10,009,745	1,890,852	18.9%
EARNINGS BEFORE INCOME TAX EXPENSE	34,270,294	64,832,194	(30,561,900)	(47.1%	)
INCOME TAX EXPENSES	10,602,775	11,406,599	(803,824)	(7.0%	)
NET INCOME	$23,667,519	$53,425,595	$(29,758,076)	(55.7%	)
Less: Net income attributable to noncontrolling interest	10,120,516	16,092,661	(5,972,145)	(37.1%	)
NET INCOME ATTRIBUTABLE TO COMPANY	$13,547,003	$37,332,934	$(23,785,931)	(63.7%	)

Sales. Our sales increased by 12.9%, or $13,429,347, to $117,439,981 for the nine months ended September 30, 2011 as compared to $104,010,634 for the nine months ended September 30, 2010. The increase in sales during the 2011 period was primarily attributable to a mix of price and volume increases in certain of our plasma based products. In addition, foreign exchange translation accounted for 5.2% of the sales increase.

Most of our approved products recorded price increases ranging from approximately 4.6% to 12.5%, except for human albumin products and human tetanus immunoglobulin products, which decreased by approximately 1.6% and 4.1%, respectively. For the nine months ended September 30, 2011, the average price for our approved human albumin products, which contributed 54.1% to our total sales, decreased by approximately 1.6% and, excluding the foreign exchange translation effect, their average price in RMB term decreased by approximately 6.1%; the average price for our approved human hepatitis B immunoglobulin products, which contributed 5.0% to our total sales, increased by approximately 4.6% and, excluding the foreign exchange translation effect, their average price in RMB term decreased slightly by approximately 0.2%; the average price for our approved IVIG products, which contributed 33.5% to our total sales, increased by approximately 4.9%, and excluding the foreign exchange translation effect, their average price in RMB term increased slightly by approximately 0.1%; the average price for our approved human rabies immunoglobulin products, which contributed 1.3% to our total sales, increased by approximately 12.5% and, excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 7.4%; and the average price for our approved human tetanus immunoglobulin products, which contributed 5.3% to our total sales, decreased by approximately 4.1% and, excluding the foreign exchange translation effect, their average price in RMB term decreased by approximately 8.5%, as compared to the same period in 2010. The general price increase of our immunoglobulin product group was primarily attributable to the continuing shortage in supply of such products, while the average price decrease in human albumin products was mainly due to the continuous increase in the imported volume of this product during the 2011 period. The slight price decrease in human hepatitis B immunoglobulin products was mainly due to the Company’s participation in a public health program sponsored by PRC’s Ministry of Health benefiting migrant workers. The sales price of this public health program is lower than normal retail price in order to benefit migrant workers. The price decrease in human tetanus immunoglobulin products was primarily the result of the increasingly saturated market.

Volume in sales for our human albumin, IVIG and human tetanus immunoglobulin products increased by 31.4%, 8.5% and 94.7%, respectively, for the nine months ended September 30, 2011, as compared to the same period in 2010. Volume in sales for our human hepatitis B immunoglobulin and human rabies immunoglobulin products decreased by 35.3% and 78.0%, respectively, for the nine months ended September 30, 2011 as compared to the same period in 2010, mainly due to the lack of availability of qualified raw material supply for hyper-immune immunoglobulin products. We will continue to balance the supply of raw material and the demand of the finished products for hyper-immune immunoglobulin products in the remainder of the 2011.

Cost of sales. Our cost of sales increased by $9,472,310, or 36.3%, to $35,598,676 for the nine months ended September 30, 2011 from $26,126,366 during the same period in 2010. Cost of sales as a percentage of sales was 30.3% for the nine months ended September 30, 2011, as compared to 25.1% during the same period in 2010. The increase in cost of sales was mainly due to the increase in sales, as well as a write-off of $712,492 raw material plasma that is expected not to qualify for production due to the 90-day quarantine period rules as their sourcing plasma stations were closed under the Guizhou Plan. The increase in cost of sales as a percentage of sales was primarily due to the increase in cost of plasma paid to donors along with a change in the mix of products that were sold during 2011. The increased payment to donors is part of our continuing efforts to increase plasma collections.

Gross profit and gross margin. Our gross profit increased by $3,957,037, or 5.1%, to $81,841,305 for the nine months ended September 30, 2011 from $77,884,268 for the same period in 2010. As a percentage of sales, our gross profit margin decreased by 5.2% to 69.7% for the nine months ended September 30, 2011, from 74.9% for the same period in 2010. The decrease in gross profit margin was mainly due to the price decreases in certain of our products and higher raw material costs as discussed above.

Operating expenses. Our total operating expenses increased by $36,409,789, or 157.9%, to $59,471,608 for the nine months ended September 30, 2011 from $23,061,819 for the same period in 2010. The increase was primarily attributable to a goodwill impairment loss of $18,064,183, a loss on abandonment of long-lived assets of $6,536,517, as well as an 82.8% increase in our selling expenses and a 39.2% increase in our general and administrative expenses during the 2011 period. As a percentage of sales, total expenses increased by 28.4% to 50.6% for the nine months ended September 30, 2011 from 22.2% for the same period in 2010. Excluding the non-cash charge for impairment of goodwill and loss on abandonment of long-lived asset, the total operating expenses was $34,870,908, an increase of $11,809,089 or 51.2%, for the nine months ended September 30, 2011 as compared to the same period in 2010.

Selling expenses. For the nine months ended September 30, 2011, our selling expenses increased to $9,191,739, from $5,029,474 for the nine months ended September 30, 2010, an increase of $4,162,265 or 82.8%. As a percentage of sales, our selling expenses for the nine months ended September 30, 2011 increased by 3.0% to 7.8%, from 4.8% for the nine months ended September 30, 2010. The increase in selling expenses was primarily due to an increase in our promotional and conference activities as we continue our efforts in expanding our customer base into hospitals and inoculation centers throughout the PRC.

General and administrative expenses. For the nine months ended September 30, 2011, our general and administrative expenses increased to $23,240,140, from $16,700,320 for the nine months ended September 30, 2010, a $6,539,820 or 39.2% increase. General and administrative expenses as a percentage of sales increased by 3.7% to 19.8% for the nine months ended September 30, 2011, from 16.1% for the same period in 2010. The increase in general and administrative expenses was mainly due to an increase in expenses related to payroll and employee benefits, non-cash employee stock compensation and legal and auditing expenses. The increase in payroll was mainly due to our efforts to enhance corporate governance with the addition of two directors during the first quarter of 2011, the addition of a new executive officer in December 2010, and the addition of our new corporate offices in Beijing.

Research and development expenses. For the nine months ended September 30, 2011 and 2010, our research and development expenses were $2,439,029 and $1,332,025, respectively, an increase of $1,107,004 or 83.1%. As a percentage of sales, our research and development expenses for the nine months ended September 30, 2011 and 2010 were 2.1% and 1.3%, respectively. The increase in research and development expenses was primarily due to the increased cost of plasma used in the researches and the cost in applying for the SFDA approval of our two new products. Due to the delay of the SFDA approval process, we expect to receive the approval for these two new products in early 2012.

Impairment loss of goodwill. Following the closure of plasma collection stations of Guizhou Taibang, the Company revised its earnings guidance for the year of 2011 and experienced incremental decline in its stock price and market capitalization in the third quarter of 2011. The closure of the plasma collection stations is considered to be a triggering event that the fair value of the Company’s reporting unit would more likely than not be below its book value. Therefore the Company performed two-step goodwill impairment test and concluded that, for the nine months ended September 30, 2011, a goodwill impairment loss of $18,064,183 was recognized in the Company’s single reporting unit since the carrying amount of the reporting unit was greater than the fair value of the reporting unit (as determined based on the quoted market price) and the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill.

Loss on abandonment of long-lived assets. As a result of the closure of the plasma collection stations of Guizhou Taibang, certain equipment, office furniture, building improvement and plasma collection permits were abandoned during the three months ended September 30, 2011. Loss on abandonment of long-lived assets of $6,536,517 was recognized in the nine months ended September 30, 2011.

Change in fair value of derivative liabilities. For the nine months ended September 30, 2011 and 2010, we recognized a gain from the change in fair value of derivative liabilities in the amounts of $15,061,119 and $9,897,199, respectively. The gain from the change in the fair value of derivative liabilities in the 2011 period is mainly due to a decrease in the price of our common stock from $16.39 per share as of December 31, 2010 to $6.81 per share as of September 30, 2011. As the convertible notes have been fully converted, future changes in the market price of our common stock could cause the fair value of the warrants to change significantly in future periods.

Interest expense (income). Our interest expense increased by $2,697,798 to $4,385,872 for the nine months ended September 30, 2011, from $1,688,074 for the same period in 2010. Our interest income increased by $356,272 to $913,003, for the nine months ended September 30, 2011, from $556,731 for the same period in 2010. The increase in interest expense was primarily due to the effective interest charges on our convertible notes of $3,580,167 and $1,000,125 respectively, for the nine months ended September 30, 2011 and 2010. As of September 30, 2011, the convertible notes have been fully converted and therefore, interest expense is expected to decrease in the remainder of 2011.

Income tax. Our provision for income taxes decreased by $803,824, or 7.0%, to $10,602,775 for the nine months ended September 30, 2011 from $11,406,599 for the same period in 2010. Our effective income tax rates were 30.9% and 17.6% for the nine months ended September 30, 2011 and 2010, respectively. The increase of the effective income tax rate was mainly attributable to the increase in applicable income tax rate of Shandong Taibang from 15% to 25%, compared with the same period in the prior year, while the decrease of the income tax provision was mainly due to the reversal of deferred tax liabilities as a result of the closure of the plasma collection stations of Guizhou Taibang.

Net income attributable to company. Our net income attributable to company decreased by $23,785,931, or 63.7%, to $13,547,003 for the nine months ended September 30, 2011 from $37,332,934 for the same period in 2010. Net income attributable to company as a percentage of sales was 11.5% and 35.9% for the nine months ended September 30, 2011 and 2010, respectively, as a result of the cumulative effect of the foregoing factors.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. As of September 30, 2011, we had $80,300,299 in cash, primarily consisting of cash on hand and demand deposits.

The following table provides the statements of net cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$25,792,830	$31,296,067
Net cash used in investing activities	(5,639,957)	(11,589,674)
Net cash used in financing activities	(7,777,100)	(10,169,957)
Effects of exchange rate change on cash	2,983,158	1,198,711
Net increase in cash	15,358,931	10,735,147
Cash at beginning of the period	64,941,368	53,843,951
Cash at end of the period	$80,300,299	$64,579,098

Operating Activities

Net cash provided by operating activities was $25,792,830 for the nine months ended September 30, 2011, as compared to $31,296,067 for the same period in 2010. For the nine months ended September 30, 2011 and 2010, our net income was $23,667,519 and $53,425,595 respectively. Our net non-cash operating expense was $19,354,475 for the nine months ended September 30, 2011 and our net non-cash operating income was $3,870,534 for the nine months ended September 30, 2010.

Among the non-cash operating items, our depreciation and amortization expense for the nine months ended September 30, 2011 and 2010 was $5,840,138, and $4,994,431, respectively. Our stock compensation expense for the nine months ended September 30, 2011 and 2010 was $3,648,255 and $681,653, respectively. Our income from change in fair value of derivative liabilities for the nine months ended September 30, 2011 and 2010 was $15,061,119 and $9,897,199, respectively. The change in fair value of derivative liabilities was due to a decrease in the price of our common stock from $16.39 as of December 31, 2010 to $6.81 as of September 30, 2011. The amortization of discount on convertible notes for the nine months ended September 30, 2011 and 2010 was $3,503,767 and $784,822, respectively. The impairment loss for goodwill and loss on abandonment of long-lived assets was $24,600,700 for the nine months ended September 30, 2011.

We had a net cash outflow of working capital of $17,229,164 and $18,258,994 for the nine months ended September 30, 2011 and 2010, respectively. Among these cash outflows, inventory cash outflow for the nine months ended September 30, 2011 and 2010 were $12,396,932 and $10,666,230, respectively. The cash outflow for inventory was a direct result of the implementation of the 90-day quarantine period by the PRC government, which caused a longer staging period for raw material plasma inventory. Our cash outflow for accounts receivable for the nine months ended September 30, 2011 and 2010 were $8,834,281 and $4,450,082, respectively. As we increased our sales directly to end-users, such as hospitals and inoculation centers that have extended credit terms, we experienced a slower turn-over with our accounts receivable.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $5,639,957, as compared to $11,589,674 for the same period of 2010. During the nine months ended September 30, 2011, we paid $6,303,944 for acquiring equipment for Shandong Taibang and for buildings and construction in progress at Guizhou Taibang.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2011 totaled $7,777,100, as compared to $10,169,957 for the same period of 2010. The net cash used in financing activities was mainly due to a $10,871,200 repayment of a short-term bank loan, a $7,635,000 payment to acquire the remaining 10% interest in our 90% majority-owned subsidiary and a dividend payment of $7,744,100 to the noncontrolling interest shareholders, partly offset by cash provided by a new short-term loan totaling $18,373,200.

We believe that we have sufficient cash on hand and continuing positive cash inflow, from the sale of our plasma-based products in the PRC market.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of September 30, 2011:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Due to related parties	$2,264,580	$2,264,580	$-	$-	$-
Operating lease commitment	1,000,110	383,745	303,972	166,038	146,355
Total	$3,264,690	$2,648,325	$303,972	$166,038	$146,355

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

The Company reviews its inventory periodically for possible obsolete goods and cost in excess of net realizable value to determine if any inventory provisions are necessary. For the nine months ended September 30, 2011 and 2010, the Company wrote off $712,492 and $121,244, respectively, relating to obsolete raw material plasma that is not expected to qualify for production due to the 90-day quarantine period rules implemented by State Food and Drug Administration on July 1, 2008 and the closure of plasma stations of Guizhou Taibang.

Impairment of Long-Lived Tangible and Intangible Assets

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

Impairment of Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized, but is instead tested for impairment. In accordance with FASB ASC Subtopic 350-20, Goodwill (“ASC 350-20”), goodwill is required to be tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual goodwill impairment test on December 31. However, as disclosed in Note 1 to our unaudited consolidated financial statements, four active plasma stations of the Company were closed from August 1, 2011. Following the closure, the Company revised its earnings guidance for the year of 2011 and experienced incremental decline in its stock price and market capitalization in the third quarter of 2011. The closure of the plasma collection stations is considered to be a triggering event that the fair value of the Company’s reporting unit would more likely than not be below its book value. Therefore the Company performed goodwill impairment test as of September 30, 2011 to identify if goodwill should be impaired.

A two step process is used to test for goodwill impairment under ASC 350-20. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of the reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. If an indication of impairment exists under the first step, a second step is performed to determine the amount of the impairment. This involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill.

The fair value of the reporting unit for step one was determined based on the quoted market price of the Company’s common stock, which was generally considered as the best evidence of fair value of a reporting unit under ASC 350-20. The first step of the impairment test concluded that the carrying value of the Company’s reporting unit exceeded its fair value. As a result, the Company performed the second step of the goodwill impairment test for its reporting unit. The Company determined that the implied fair value of goodwill was nil. Therefore, a goodwill impairment loss of $18,064,183 was recognized for the three and nine months ended September 30, 2011. No impairment was recognized in the year ended December 31, 2010.

The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in the share price of its common stock and market capitalization.

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material changes in interest rates for short-term bank loans renewed during the three months ended September 30, 2011.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of September 30, 2011 would decrease net income before provision for income taxes by approximately $27,388 for the three months ended September 30, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in banks as of September 30, 2011 and December 31, 2010 amounted to $79,777,926 and $64,443,315, respectively, $54,458 and $1,473,917 of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash in bank accounts.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 54.4% and 31.0% of the total sales for the three months ended September 30, 2011, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in both products, our operating results could be adversely affected.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chao Ming Zhao and our Chief Financial Officer, Mr. Y. Tristan Kuo, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2011. Based upon, and as of the date of this evaluation, Messrs. Zhao and Kuo, determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, which we are still in the process of remediating as of September 30, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, our management identified ineffective review controls on the recognition of deferred tax liabilities and derivative instrument valuation, because of lack of resources with expertise in non-recurring transactions, which resulted an inadvertent omission of the callable feature when measuring the fair value of the warrants and misinterpretation of US GAAP regarding the recognition of deferred tax liabilities upon business combination. We have already taken measures to remediate these material weaknesses by adding two additional qualified accountants in late 2010 and two additional qualified internal auditors during the second and third quarter of 2011 and enhancing the supervision, monitoring and reviewing of financial statement preparation processes. Furthermore, we have already engaged outside consultants specializing in income tax accounting and derivative instrument valuation, as well as in reinforcing the rigorous process for collecting and reviewing information required for the preparation of the financial statements, including footnotes. Management remains committed to improving its internal control over financial reporting and will continue to work to put effective controls in place.

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Other than the legal proceedings described in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2010, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results. Investors are directed to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these legal proceedings. There have been no material developments to these legal proceedings during the third quarter of 2011.

ITEM 1A.	RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7th, 2011	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ Chao Ming Zhao
Chao Ming Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Y. Tristan Kuo
Y. Tristan Kuo, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith)