Form 10-K
period 2011-12-31
China Biologic Products, Inc.
filed 2012-03-12
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 001-34566

CHINA BIOLOGIC PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2308816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18th Floor, Jialong International Building, 19 Chaoyang Park Road
Chaoyang District, Beijing 100125
People’s Republic of China
(Address of principal executive offices)

(+86) 10-6598-3111
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_]         No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_]         No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this ) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X]         No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]	Accelerated Filer [X]

Non-Accelerated Filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Global Select Market) was approximately $76.6 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 25,601,125 shares of the registrant’s common stock outstanding as of March 9, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Annual Report on Form 10-K
Year Ended December 31, 2011

TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; expectations regarding governmental approvals of our new products; expected preferential tax treatment of our PRC subsidiary, Guizhou Taibang; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to, among others: our ability to overcome competition from local and overseas pharmaceutical enterprises; decrease in the availability, or increase in the cost, of plasma; failure to obtain PRC governmental approval to increase retail prices of certain of our biopharmaceutical products; difficulty in servicing our debt; loss of key members of our senior management; and unexpected changes in the PRC government’s regulation of the biopharmaceutical industry in China, or changes in China’s economic situation and legal environment. Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 1A “Risk Factors.”

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
  “Taibang Biological” are to our wholly owned subsidiary Taibang Biological Limited, a BVI company, formerly Logic Express Limited;
  “Taibang Holdings” are to our wholly-owned subsidiary Taibang Holdings (Hong Kong) Limited, a Hong Kong company, formerly Logic Holdings (Hong Kong) Limited;
  “Taibang Biotech” are to our wholly owned subsidiary Taibang Biotech (Shandong) Co., Ltd., a PRC company, formerly Logic Management and Consulting (China) Co., Ltd.;
  “Taibang Beijing” are to our wholly owned subsidiary Taibang (Beijing) Pharmaceutical Research Institute Co., Ltd., a PRC company, formerly Logic Taibang Biotech Institute (Beijing);
  “Dalin” are to our wholly owned subsidiary Guiyang Dalin Biologic Technologies Co., Ltd., a PRC company;
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
  “Huitian” are to our equity method investment Xi’an Huitian Blood Products Co., Ltd., a PRC company;
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

PART I

ITEM 1. BUSINESS.

Overview of Our Business

We are a biopharmaceutical company, through our indirect majority-owned PRC subsidiaries, Shandong Taibang and Guizhou Taibang, and our minority-owned PRC investee, Huitian, principally engaged in the research, development, manufacturing and sales of human plasma-based pharmaceutical products in China. Shandong Taibang operates from our manufacturing facility located in Tai’an, Shandong Province and Guizhou Taibang operates from our manufacturing facility located in Guiyang, Guizhou Province. Our minority owned investee, Huitian, operates from its facility in Shaanxi Province. The human plasma-based biopharmaceutical manufacturing industry in China is highly regulated by both provincial and central governments. Accordingly, the manufacturing process of our products is strictly monitored from the initial collection of plasma from human donors to finished products. Our principal products include our approved human albumin and immunoglobulin products.

We are approved to sell human albumin with dosages of 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml, 10%/50ml and 25%/50ml. Human albumin is our top-selling product. Sales of these human albumin products represented approximately 54.5%, 48.0% and 49.7% of our total sales for each of the years ended December 31, 2011, 2010 and 2009, respectively. Human albumin is principally used to increase blood volume while immunoglobulin, one of our other major products, is used for certain disease prevention and cures. Our approved human albumin and immunoglobulin products use human plasma as the basic raw material. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. All of our products are prescription medicines administered in the form of injections.

We sell our products to customers in the PRC, mainly hospitals and inoculation centers directly or through approved distributors. We usually sign short-term contracts with customers and therefore our largest customers have changed over the years. For the years ended December 31, 2011, 2010 and 2009, our top 5 customers accounted for approximately 13.2%, 12.3% and 10.7%, respectively, of our total sales. As we continue to diversify our geographic presence, customer base and product mix, we expect that our largest customers will continue to change from year to year.

We operate and manage our business as a single segment. We do not account for the results of our operations on a geographic or other basis.

Our principal executive offices are located at 18th Floor, Jialong International Building, 19 Chaoyang Park Road, Chaoyang District, Beijing 100125, the People’s Republic of China. Our corporate telephone number is (86) 10-6598-3111 and our fax number is (86)10-6598-3222. We maintain a website at http://www.chinabiologic.com that contains information about our company, but that information is not part of this report.

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

Acquisition of Taibang Biological

On July 19, 2006, we completed a reverse acquisition with Taibang Biological, whereby we issued to the shareholders of Taibang Biological 18,484,715 shares of our common stock in exchange for 100% of the issued and outstanding shares of capital stock of Taibang Biological and its majority-owned Chinese operating subsidiary, Shandong Taibang. As a result of the reverse acquisition, Taibang Biological became our 100% owned subsidiary, the former shareholders of Taibang Biological became our controlling stockholders with 96.1% of our common stock and Shandong Taibang became our 82.76% majority-owned indirect subsidiary. Shandong Taibang is a sino-foreign joint venture company established on October 23, 2002 with a registered capital of RMB80 million (then approximately $10.3 million).

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

In June 2008, we received approval from the Guangxi Province Bureau of Health to set up a new plasma collection station in Pu Bei County, Guangxi Province. The new plasma collection station will be located in the Centralized Industry Zone of Pu Bei County and when it becomes operational, it could replace our existing Fang Cheng Plasma Collection Station with a more strategic location to increase collection volumes. However, due to disagreement among local government branches on the approval of the plasma station, the management is uncertain whether this station will be approved or when it will be approved. The management is still working with the local government for the approval of the Pu Bei Plasma Station.

On January 22, 2010, Shandong Taibang entered into an equity transfer agreement with Yuncheng Ziguang Biotechnology Co., Ltd., or Yuncheng Ziguang, located in Yuncheng, Shandong Province. Under the terms of the equity transfer agreement, Shandong Taibang agreed to purchase 100% of Yuncheng Ziguang’s equity interest at a purchase price of RMB 10,066,672 (then approximately $1,476,781), which was paid on February 24, 2010. The purpose of this acquisition is for relocation of Shandong Taibang’s He Ze Plasma Company into the nearby Yuncheng Ziguang facility. In February 2011, the He Ze Plasma Company moved into the Yuncheng Ziguang facility and began collecting plasma. Currently Yuncheng Ziguang has no other operations.

On July 7, 2010, Shandong Taibang invested RMB 6,000,000 (then approximately $910,200) to establish a wholly-owned subsidiary, Ning Yang Plasma Company, in Shandong Province. The Ning Yang Plasma Company obtained its operating permits from relevant PRC authorities on July 11, 2011, and commenced collection operation in July, 2011.

On July 20, 2010, Shandong Taibang invested another RMB 6,000,000 (then approximately $910,200) to establish a wholly-owned subsidiary, Yishui Plasma Company, in Shandong Province. The Yi Shui Plasma Company obtained its operating permits from relevant PRC authorities on December 6, 2010, and commenced collection operation in December, 2010.

Establishment of Taibang Medical

In September 2006, Shandong Taibang established a wholly owned subsidiary, Taibang Medical (known then as Shandong Missile Medical Co., Ltd.) with registered capital of $384,600, fully paid on March 1, 2007. On February 7, 2007, Taibang Medical obtained a distribution license for biological products, except for vaccine, from the Shandong Food and Drug Administration. The registration of Taibang Medical was ultimately approved by Shandong Provincial Department of Foreign Trade and Economic Cooperation on July 4, 2007 and Taibang Medical was registered on July 19, 2007. The scope of business is wholesale of biological products, except vaccines, with a license period of 25 years from the date of registration.

On August 14, 2009, we changed Taibang Medical’s name to Shandong Taibang Medical Company. In addition, the registered capital of Taibang Medical was increased by RMB 2,000,000 (then approximately $293,400) to $733,500, and vaccine was also added to the scope of business.

On July 8, 2010, Taibang Biotech entered into an equity transfer agreement to purchase 100% of the equity interest in Taibang Medical from Shandong Taibang with a cash purchase price of RMB 6,440,000 (then approximately $947,327). The equity transfer was registered with the local Administration for Industry and Commerce, or AIC, on September 10, 2010 and the purchase price was fully paid on September 23, 2010. With this equity transfer, Taibang Medical is now our indirect wholly-owned subsidiary and we will be able to consolidate its resources in the sale and marketing of Shandong Taibang and Guizhou Taibang’s products.

On September 28, 2011, Taibang Medical obtained renewed distribution license for biological products, including vaccine, from the Shandong Food and Drug Administration, for a license period of five years till September 27, 2016.

Formation of Hong Kong Subsidiary

On December 12, 2008, we established Taibang Holdings, our wholly-owned Hong Kong subsidiary, for the purpose of being a holding company for our majority interest in Dalin.

Dalin Acquisition and Entrustment Agreement

We completed the acquisition of 90% interest in Dalin in April 2009 upon payment of 90% of the purchase price. We substantially paid the remaining 10% of the purchase price, RMB 19,440,000 (then approximately $2,844,350), on April 9, 2010, the one-year anniversary of the approval of the equity transfer by the local AIC.

On January 4, 2011, we entered into an equity transfer agreement with Shaowen Fan to acquire the remaining 10% minority interest in Dalin for a purchase price of RMB 50,000,000 (then approximately $7,585,000). The equity transfer was registered with the local AIC on January 26, 2011 and the purchase price was fully paid as of February 22, 2011 in accordance with the equity transfer agreement. With this equity transfer, Dalin is now the Company’s indirect wholly-owned subsidiary.

On April 6, 2009, Taibang Biological entered into an agreement with Shandong Institute, the noncontrolling interest holders in Shandong Taibang, pursuant to which Shandong Institute would provide an advance to assist Taibang Biological’s purchase of 90% in Dalin’s equity interests. Under the terms of the agreement, Shandong Institute agreed to provide advance of $3,935,000 (RMB25,000,000), representing 12.86% of our purchase consideration in Dalin to us for one year, bearing interest equal to the higher of a proportionate share of the net income of Dalin during the year ended December 31, 2009 or 6% per annum. On April 12, 2010, we fully paid the advance from Shandong Institute and the interest of approximately $1.3 million, which was less than our previous estimate by approximately $0.9 million. We recorded the difference between the previous estimate and actual payment in other income of the consolidated statement of comprehensive income for the year ended December 31, 2010.

As part of our due diligence investigation into Dalin and its operating subsidiary, Guizhou Taibang, we discovered that our indirect interest in Guizhou Taibang acquired under the equity transfer agreement may be diluted to as low as 41.3% . The local AIC records show Dalin as a 54% shareholder of Guizhou Taibang; however, the AIC records do not reflect a potential issuance of Guizhou Taibang’s equity interests to certain investors in May 2007, pursuant to a capital increase agreement. Guizhou Taibang has received the consideration for the potential issuance of equity interests, but the increase in registered capital and the related issuance of the equity interest has not yet been registered with the local AIC, pending the outcome of a minority shareholder suit against Guizhou Taibang and its then shareholders, alleging violation of the shareholder’s right of first refusal in connection with the May 2007 equity issuance. For details regarding the Guizhou Taibang shareholder suit and our position with respect to the May 2007 equity issuance of Guizhou Taibang’s equity interests, see our disclosure under Item 3 “Legal Proceedings” herein.

Guizhou Taibang owned seven plasma collection stations at the time of our acquisition, of which five had been in operation and collecting approximately 300 tons of plasma supply per year, with an annual capacity of 400 tons.

On December 30, 2010, the Guiyang AIC approved Guizhou Taibang’s application to change its name to Guizhou Taibang Biological Products Co., Ltd. We expect that the name change will facilitate our promotion of the “Taibang” brand name and further the Company’s integration of its marketing efforts.

On November 11, 2010, the Company established Guiyang Guizhou Taibang Biological Technology Co., Ltd., a wholly-owned subsidiary of Guizhou Taibang, in Guiyang, Guizhou, for the purpose of research and development of placenta based products.

On July 15, 2011, the Guizhou Provincial Health Department issued the revised “Plan for Guizhou Provincial Blood Collection Institutional Setting (2011-2014)” which limits the number of counties that are permitted to set up plasma collection stations in Guizhou Province to four counties (the “Guizhou Plan”). As a result of the implementation of the Guizhou Plan, the licenses of four active plasma collection stations in Dan Zhai, Wei Ning, San Sui and Na Yong counties owned by Guizhou Taibang were not renewed after their respective plasma collection permits expired at the end of July 2011. The licenses of its plasma collection stations in Pu Ding and Huang Ping counties (locations permitted under the Guizhou Plan) were renewed until July 31, 2013. These four stations in Dan Zhai, Wei Ning, San Sui and Na Yong counties together accounted for approximately 21.0% (7 months of operation) and 34.1% of the Company’s total plasma collection by volume for the year ended December 31, 2011 and 2010, respectively. In addition, Guizhou Taibang’s inactive plasma collection station in Guizhou Province that was purchased from the government in 2007 is unlikely to be licensed as planned, because it is in Zhengyuan County, a location not included in the Guizhou Plan. As a result of the closure of the above plasma collection stations, certain equipment, office furniture, building improvement and plasma collection permits were abandoned and written off during the three months ended September 30, 2011.

Huitian Acquisition

We purchased a 35% interest in Huitian at a purchase price of RMB 44,000,000 (then approximately $6,454,800) in October 2008. Huitian is a manufacturer of plasma-based biopharmaceutical products in Shaanxi Province and is one of only 30 such manufacturers in China which are government approved. Shaanxi Province, which has a population of 37 million, has had a historically high collection volume with approximately ten plasma collection stations in operation, collecting approximately 300 tons of plasma supply each year. Only four of the collection stations in Shaanxi Province are government approved and three of these are owned by Huitian. Huitian produces about 80 tons of plasma-based products per year and has 200 tons of annual production capacity. We believe Huitian provides a strong long-term growth potential. Huitian is in compliance with GMP standards and it is also approved by the SFDA for the production of Human Albumin, Human Immunoglobulin, Human Immunoglobulin for Intravenous Injection, and Human Hepatitis B Immunoglobulin products.

Formation of PRC Subsidiaries

On December 21, 2009, our Hong Kong subsidiary, Taibang Holdings, established Taibang Biotech for the purpose of holding our majority interest in Dalin and to facilitate our Chinese operations at the holding company level. On December 28, 2009, the Company transferred its 90% equity interest in Dalin from Taibang Holdings to Taibang Biotech to complete this process.

On August 5, 2010, Taibang Biotech formed a wholly-owned subsidiary, Taibang Beijing, with a registered capital of RMB 1 million (then approximately $149,700). Taibang Beijing was established to operate all research and development activities of the Company and its subsidiaries.

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

The supply of plasma for plasma-based products in the PRC has been on the decline since 2003 from the historical high of annual supply of approximately 7,000 metric tons to approximately 3,130 metric tons in 2008 and gradually recovering to approximately 4,180 metric tons in 2010. We believe that the decline prior to 2008 was a direct result of the government’s industry reforms of the country’s collection practices which led to the closure of many stations that did not meet the new industry standards. Based on reports promulgated by the PRC Ministry of Health, as well as the closure of 16 plasma stations in Guizhou Province as described in Item 7 below, we estimate that the current annual supply of plasma in China amounts to approximately 4,000 metric tons, as compared to 30,000 metric tons in the global market, with the six largest manufacturers of plasma products accounting for approximately 50% of the annual plasma collection. In spite of the shortage of plasma supply, revenues from the sale of plasma products in China amounted to approximately $1.3 billion in 2010 per management’s estimate, and revenues from the sale of human albumin products accounted for about 75% in 2010.

We believe that these regulatory changes, including measures which limit illegal selling of blood, have improved the quality of blood and plasma by increasing cleanliness standards at blood collection stations. As the operation of the plasma stations become more regulated and the donor population expands, we believe that the overall quality of raw materials will continue to improve, leading to a safer, more reliable finished product.

Plasma-Based Products Industry in China

We produce approved human albumin and immunoglobulin products, with human plasma as the main ingredient. In addition to the low usage ratio of such products in China as compared to other more developed countries, there is a significant difference in the make-up and range of the plasma-based pharmaceutical products. Based on our analysis, in most developed countries like the United States, clotting factor products accounts for the majority of the plasma-based biopharmaceutical products, while in China, human albumin products accounts for the vast majority of such products. Specifically, total clotting factor products and human albumin products, account for approximately 40% and 25%, respectively, of United States’ total annual plasma-derived products, and account for approximately 3% and 75%, respectively, of China’s.

Our Growth Strategy

Our mission is to become a first-class biopharmaceutical enterprise in China. To achieve this objective, we have implemented the following strategies:

  Securing the supply of plasma. Due to the shortage of plasma and the reform of the ownership of plasma stations, our immediate strategy is to negotiate and acquire plasma stations in order to secure our plasma supply. In December 2006, we acquired five of the plasma stations in Shandong Province. Furthermore, in January 2007, we acquired two additional plasma stations in Guangxi Province. In January, 2010, Shandong Taibang purchased 100% of Yuncheng Ziguang Biotechnology Co., Ltd., located in Yuncheng, Shandong Province, for the purpose of relocation of Shandong Taibang’s He Ze Plasma Company into the nearby Yuncheng Ziguang facility in hope to serve donors better and secure higher collection volumes in the future. In February 2011, the He Ze Plasma Company moved into Yuncheng Ziguang and began collecting plasma. In 2010, we additionally established two new plasma companies in Shandong Province, one of which began operation in December 2010 and the other of which began operation in July 2011. Our acquisition of Dalin and its operating subsidiary, Guizhou Taibang, and our acquisition of a minority equity interest in Huitian, also helped in securing our plasma supply as well as expanded production capacity and market coverage. In addition, we continue to seek opportunities to build new plasma stations throughout China, as well as expanding collection territories of existing plasma stations.

  Acquisition of competitors and/or other biologic related companies. In addition to organic growth, acquisition is an important part of our expansion strategy. Although there are about 30 approved plasma-based biopharmaceutical manufacturers in the market, we believe that there are only 24 manufacturers in operation, only about half of whom will be competitive. The top six manufacturers in China account for more than 50% market share. Furthermore, we believe that the regulatory authorities are considering further reforming the industry and those smaller, less competitive manufacturers will face the possibility of having their manufacturing permits revoked by the regulators, making them potential targets for acquisition. Also, if we are presented with appropriate opportunities, we may acquire additional companies, products or technologies in the biologic related sectors (including but not limited to medical, pharmaceutical and biopharmaceutical).

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

Our Products

Our principal products are our approved human albumin and immunoglobulin products. We are currently approved to produce 24 biopharmaceutical products in eight major categories as follows:

Approved Products (1)(2)	Cure/Use
Human Albumin: - 20%/10ml, 20%/25ml, 20%/50ml,10%/100ml, 10%/20ml, 10%/50ml, 25%/50ml and 20%/50ml(10g Factor IV)

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

Human Immunoglobulin for Intravenous Injection – 5%/25ml, 5%/50ml, 5%/100ml and 5%/200ml	Same as above
Thymopolypeptides Injection – 20mg/2ml,5mg/2ml	Cure for various original and secondary T-cell deficiency syndromes, some auto-immune deficiency diseases and various cell immunity deficiency diseases, and assists in the treatment for tumors.
Human Rabies Immunoglobulin – 100IU, 200IU and 500IU

Mainly for passive immunity from bites or claws by rabies or other infected animals. All patients suspected of being exposed to rabies will be treated with a combined dose of rabies vaccine and human rabies immunoglobulin.

Human Tetanus Immunoglobulin – 250IU	Mainly used for the prevention and therapy of tetanus. Particularly applied to patients who have allergic reactions to Tetanus Antitoxin. (3)
Placenta Polypeptide – 4ml/vial	Cure for cell immunity deficiency diseases, viral infection and leucopenia caused by various reasons, and assist in postoperative healing

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

We have two product liability insurances covering Shandong Taibang and Guizhou Taibang’s products in the amount of approximately $3,148,000 each. Since our establishment in 2002, there has not been any product liability claims nor has any legal action been filed against us by patients related to the use of our products.

Raw Materials

Plasma

Plasma is the principal raw material for our biopharmaceutical products. Until 2006, all plasma collection stations were owned by the PRC government. Following the mandated privatization of plasma stations resulted from the Ministry of Health’s Blood Collection Measures, we acquired our plasma collection stations. We believe that the acquisitions of plasma stations will give us a controlled source of plasma and better control over the quality and quantity produced. We will also be able to have increased control over the cost of plasma. Finally, we believe that we will enjoy benefits of economies of scale with respect to the administration and management expenses of our several plasma stations.

We spent $48.1 million, $51.0 million and $35.6 million on the collection of plasma in 2011, 2010 and 2009, respectively. Currently, we own seven operating plasma collection stations in Shandong province, two in Guangxi province and two in Guizhou province. We currently maintain sufficient plasma supply for approximately 6 months of production.

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

Our Major Suppliers

The table below lists our major suppliers as of December 31, 2011, showing the cumulative dollar amount of raw materials and supplies purchased from them during the fiscal year ended December 31, 2011, and the percentage of purchases from each supplier as compared to procurement of all raw materials.

Rank	Supplier’s Name	Cumulative Amount Purchased During Fiscal Year 2011 (US$)	Percentage of Total Purchases During Fiscal Year 2011
1	Sansui Plasma Station	$ 2,255,996	19.6%
2	Chongqing Sanda Weiye Pharmaceutical Products Company	1,208,456	10.5%
3	Tai’an City Ruifeng Company	1,118,728	9.7%
4	Sichuan Nangeer Biological Medical Company	1,067,288	9.2%
5	Guiyang YongLiang Chemical Material and Equipment Company	422,437	3.7%
6	Beijing Wantai Biological Pharmacy Enterprise	369,169	3.2%
7	Shandong Pharmaceutical Glass Co.,Ltd.	321,265	2.8%
8	Shanghai Sanli Pharmaceutical and Chemical Co.,Ltd.	302,656	2.6%
9	Liaoning Chengda Biotechnology Co.,Ltd.	297,523	2.6%
10	Guangzhou Maige Biologic Technology Company	267,672	2.3%
	TOTAL	$ 7,631,190	66.2%

Except for the Sansui Plasma Station, none of the above suppliers are plasma suppliers. The majority of our plasma was collected through our majority-owned plasma stations. These stations purchase, collect, examine and deepfreeze plasma on behalf of Shandong Taibang and Guizhou Taibang, subject to rules and specifications that meet the Provincial SFDA’s requirements for quality, packaging and storage. The stations must only collect plasma from healthy donors within their respective districts and in accordance with a time table set by Shandong Taibang or Guizhou Taibang. The plasma must: be negative HbsAg, anti-HCV, anti-HIV and reaction of serum to RPR; contain an ALT ≤25 units (ALT), plasma protein ≥55g/l; contain no virus pollution or visible erythrolysis, lipemia, macroscopic red blood cell or any other irregular finding. In addition, the plasma must be packaged in 25 separate 600g bags, boxed with a packing list and labeled to be consistent with computer records and must be stored at -20°C within limited time after collection to ensure that it will congeal within 6 hours. Shandong Taibang and Guizhou Taibang are fully responsible for the overall technical guidance and quality supervision.

Our Major Customers

Due to the nature of our products and the current regulations, almost all of our customers are located in China. We have established relationships with most of our key customers since our establishment in 2002. For the fiscal year ended December 31, 2011, our top five customers, based on sales revenue and the percentage of their contribution to our revenues, were as follows:

Rank	Customer’s Name	Total Sales During Fiscal Year 2011 (US$)	Percentage of Total Sales During Fiscal Year 2011
1	Guangdong Meheco Medicine Company	$ 9,578,176	6.2%
2	Shanghai Pharmaceutical Co., Ltd.	2,994,306	2.0%
3	Shandong Provincial Hospital	2,860,386	1.9%
4	Nanjing Pharmaceutical Hubei Co.,Ltd.	2,742,646	1.8%
5	No.2 Attached Hospital Of No.4 Military Medicine University Of PLA.(Attached Tangdu Hospital)	2,101,090	1.3%
	TOTAL	$ 20,276,604	13.2%

Sales, Marketing and Distribution

Because all of our products are prescription drugs, we can only sell to hospitals and inoculation centers directly or through approved distributors. For the years ended December 31, 2011, 2010 and 2009, direct sales to distributors represented approximately 37.2%, 48.9% and 67.3%, respectively, of our total sales. Our five largest customers in the aggregate accounted for approximately 13.2%, 12.3% and 10.7% of our total sales for the years ended December 31, 2011, 2010 and 2009, respectively. Our largest customer accounted for approximately 6.2%, 2.8% and 4.0% of our total sales for the years ended December 31, 2011, 2010 and 2009, respectively.

As part of our effort to ensure the quality of our distributors, we conduct due diligence to verify whether potential distributors have obtained necessary permits and licenses and facilities (such as cold storage) for the distribution of our biopharmaceutical products. We also assess the distributors’ financial condition before appointing them as distributors. Certain of our regional distributors are appointed on an exclusive basis within a specified area. The supply contracts normally set out the quantity and price of products. For distributors, they also contain guidelines for the sale and distribution of our products, including restrictions on the geographical area to which the products could be sold. We provide our distributors with training in relation to our products and on sales techniques. We have implemented a coding system for our products for easy tracking. Depending on the relationship and the creditability of the distributors, we generally grant a credit period of no longer than 30 days to distributors with some exceptions. For hospitals and clinics, we generally grant a credit period of no longer than 90 days with exceptions to customers that we believe are credit worthy up to 6 months. Due to recovery of bad debt previously reserved, we had a bad debt credit of $0.02 million, $0.06 million and $0.01 million, respectively, for the years ended December 31, 2011, 2010 and 2009, related to the sales of our products.

Our current key market is in Shandong province, representing approximately 23.0%, 22.0% and 25.5% of our total sales for the years ended December 31, 2011, 2010 and 2009, respectively. Prior to the acquisition of Dalin and Huitian, our strategy has been to focus our marketing efforts in Jiangsu, Zhejiang, Henan and the northeastern part of China. With the advantage of the scale of economy, we have been expanding our sales efforts into 30 provinces and municipal cities, especially those provinces that were untapped by Shandong Taibang previously, with Shandong and Guangdong provinces accounting for more than 31.3% of the total sales during 2011.

Our marketing and after-sales services department currently employs approximately 124 employees.

We believe that due to the unique nature of our products, the key emphasis on our marketing efforts centers on product safety, brand recognition, timely availability and pricing. As all of our products are prescription medicines, we are not allowed to advertise our products in the mass media. For the years ended December 31, 2011, 2010 and 2009, total sales and marketing expenses amounted to approximately $14.6 million, $7.4 million and $3.5 million, respectively, representing approximately 9.5%, 5.3% and 3.0%, respectively, of our total sales.

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

Our research center is located on the same premises as the factory, which is located in Tai’an City, Shandong Province. The research center is equipped with specialized equipment including advanced testing and analytical equipment, such as atomic absorptimeter, fully automated blood coagulation analyzer, high performance liquid chromatograph, gas chromatograph, radioimmunoassay analyzer, ultraviolet-visible spectrophotometer, and protein chromatograph, most of which have been imported from the US, Japan, Italy, Germany and Australia. Our research and development department is comprised of about 37 researchers. All of them hold degrees in areas such as medicine, pharmacy, biology, and biochemistry. Our research center carries out development and registration of our products.

All the products we currently manufacture have been developed in-house. The following table outlines our research and development work in progress:

Products Currently in Development	Cure/Use	Status of Product Development	Stage*
Human Prothrombin Complex Concentrate	Used for the prophylaxis and treatment of bleeding in patients with single or multiple congenital deficiencies of factor II or X and in patients with single or multiple acquired prothrombin complex factor deficiency requiring partial or complete reversal.	Application made to the SFDA for official production permit and product certification. Commercial production expected in late 2012.	9
Human Coagulation Factor VIII	Use for coagulopathie such as Hemophilia A and increase concentration of coagulation factor VIII.	Application made to the SFDA for official production permit and product certification. Commercial production expected in second half of 2012.	9
Human Hepatitis B Immunoglobulin (PH4) for Intravenous Injection	Prevention of measles and contagious hepatitis. When applied together with antibiotics, its curative effect on certain severe bacteria or virus infection may be improved.	Clinical trial just commenced. Commercial production expected in 2014.	8
Human Fibrinogen	Cure for lack of fibrinogen and increase human fibrinogen concentration.	Clinical trial program under SFDA review. Estimated commercial production in 2015.	7
Varicella Hyperimmune Globulins	Used for treatment of eczema vaccinatum, vaccinia necrosum, and ocular vaccinia	Develop scope and technique for testing the new medicine.	3
Human Immunoglobulin for Intravenous Injection – 10%	Cure for original immunoglobulin deficiency; secondary immunoglobulin deficiency and Auto-immune deficiency diseases	Develop laboratory-scale manufacturing process.	3

* These stages refer to the stages in the regulatory approval process for our products disclosed under the heading “Regulation” in this report.

For the fiscal years ended December 31, 2011, 2010 and 2009, total research and development expenses amounted to approximately $4.0 million, $2.3 million and $1.7 million, respectively, representing approximately 2.6%, 1.7% and 1.4%, respectively, of our total sales.

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

Our profitability may be adversely affected if (i) competition intensifies; (ii) competitors drastically reduce prices; or (iii) PRC government’s interference on prices; or (iv) competitors develop new products or product substitutes having comparable medicinal applications or therapeutic effects which are more effective and /or less costly than those produced by us.

Other approved biopharmaceutical manufacturers in the PRC are entitled to produce many of the products produced by us. There are currently about 30 approved manufacturers of plasma-based pharmaceutical products in China. Many of these manufacturers are essentially producing the same type of products that we produce: human albumin and various types of immunoglobulin. However, due to recent Ministry of Health regulations, we believe that it is difficult for new manufacturers to enter into the industry. We believe that our major competitors in the albumin and immunoglobulin market in China are Hua Lan Biological Engineering, Shanghai Institute of Biological Products, Shanghai RAAS Blood Products Co., Ltd., Beijing Tiantan Biological Products, and Sichuan Yuanda Shuyang Pharmaceutical Co.

In addition, competition from imported products and China’s admission as a member of the WTO creates increased competition. The PRC became a member of the WTO in December 2001. Competition in the biopharmaceutical industry in the PRC will intensify generally in two respects. With lower import tariffs, we anticipate that imported biopharmaceutical products manufactured overseas may become increasingly competitive with domestically produced products in terms of pricing. We also believe that well-established foreign biopharmaceutical manufacturers may set up production facilities in the PRC and compete with domestic manufacturers directly. With the expected increased supply of competitively priced biopharmaceutical products in the PRC, we may face with increased competition from foreign biopharmaceutical products, including the types of products manufactured by US manufacturers and other manufacturers. Since 2009, we have seen a substantial increase in volume of imported human albumin in China. If the trend of importation of human albumin continues, we may face more fierce competition in domestic human albumin market.

We believe that we continued to be one of the top ranked plasma-based biopharmaceutical companies in China in 2011 based on our analysis of data regarding the approval for sales of plasma-derived products published by China National Institute for the Control of Pharmaceutical and Biological Products throughout of the year. Our past financial performance is attributable to our market position in the industry. Furthermore, while each of the plasma products related companies have their own product composition which include 3 main categories namely human albumin, human immunoglobulin and lyophilized human factor, we are currently developing lyophilized human factor products which we expect to launch in second half of 2012. We will continue to meet challenges and secure our market position by enhancing our existing products, introducing new products to meet customer demand, delivering quality products to our customers in a timely manner and maintaining our established industry reputation.

Our Intellectual Property

We hold the exclusive right to a Trademark Registration Certificate (No.5974458) issued by the PRC Industry and Commerce Administration Trademark Bureau. The class of goods on which the trademark has been approved to use include: plasma products, biological products, human drugs, biopreparate, hemoglobin, serum, injection, tablet and agent. The registration will expire in January 20, 2020.

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

As a result of the overhaul by the four ministries of the State Council in May 2004, we estimate that the number of collection stations (including plasma stations) that meet the standards imposed by the PRC has been reduced from approximately 156 to approximately 120 then. Plasma stations were customarily owned and managed by the PRC health authorities. In March 2006, the Ministry of Health promulgated the Blood Collection Measures whereby the ownership and management of the plasma stations must be transferred to plasma-based biopharmaceutical companies while the regulatory supervision and administrative control remain with the government. For those plasma stations which did not complete their reform by December 31, 2006, their license to collect plasma will be revoked. As a result, all plasma stations are now having direct supply relationship with their parent fractionation facilities.

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

The operation of plasma collection stations is strictly regulated by the PRC government. With the restarts of previous stations and newly built stations, the Company estimated that there are approximately 156 plasma stations in operation in China.

Importation of Blood Products

According to current Chinese regulations, the following blood products are banned from importation into China:

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

Phase 2: A preliminary exploration of the product’s therapeutic efficacy is conducted by the Company. If we determine at this stage that the potential new product is not effective, we may conduct further R&D on the potential new product, alter the new product formulation and amend the Clinical Trial program, which would require that we repeat several of the stages referenced above.

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

9	Application to the SFDA for official production permit and product certification (8-9 months)

The trial production of the potential new product will be monitored by an SFDA inspector who will also make onsite visits and assess the results of the trial production. We will also be required to prepare and submit to the SFDA a report of the trial production results by gathering statistical information obtained during the trial period. The CDE will also conduct a final review of the trial production for the potential new product. Upon satisfactory completion of the trial production, the CDE will inform the SFDA. The SFDA will then issue a permit to us for official production, the issuance of which is announced on the SFDA’s website, and copied to the NICPBP and the provincial FDA. The SFDA will also issue the new product a Good Manufacturing Practice, or GMP, certification. The provincial FDA will follow with the issuance of a provincial production permit for the new product. Although the SFDA’s criteria for final approval of new products are not publicly available in the PRC, if a manufacturer makes the adjustments to its methods and procedures recommended by the SFDA earlier on in the product approval process, it is likely that the SFDA will approve the new product for production.

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

Taxation

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Before the implementation of the EIT Law, foreign invested enterprises, or FIEs, established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. However, the EIT Law gives FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, Old FIEs that enjoyed tax rates lower than 25% under the original EIT Law can gradually increase their EIT rate by 2% per year until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT law, are allowed to continue enjoying their preference until these holidays expire.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A “Risk Factors – Risks Related to Doing Business in China – Under the Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

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

In addition, under the EIT law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates, which was issued on January 29, 2008, the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Treaty, which became effective on December 8, 2006, and the Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, which became effective on October 27, 2009, dividends from our PRC operating subsidiary, Taibang Biotech, paid to us through our Hong Kong subsidiary, Taibang Holdings, may be subject to a withholding tax at a rate of 10%, or at a rate of 5% if Taibang Holdings is considered a “beneficial owner” that is generally engaged in substantial business activities and entitled to treaty benefits under the Double Taxation Treaty.

Our Employees

As of December 31, 2011, we employed approximately 1,499 full-time employees, including Shandong Taibang and Dalin and all of their subsidiaries and Taibang Medical, of which approximately 99 were seconded to us by the Shandong Institute.

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

In addition, the demand for our products is largely affected by the general economic conditions in China as our products are still not affordable to many patients. As China’s economy grows, we expect more Chinese people will become consumers of medical treatments and procedures, including procedures requiring human plasma. However, we expect that the continuation of the global economic slowdown may result in slower economic growth in China and an unfavorable economic environment which in turn may make our products less affordable to more patients and result in an overall decreased demand for our products. Such reductions and disruptions could have a material adverse effect on our business operations.

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

We have a significant amount of debt. As of December 31, 2011, we had, on a consolidated basis, approximately $11.0 million principal amount of indebtedness outstanding. Our substantial indebtedness could have important consequences, including:

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

As is customary in our industry, we extend relatively long payment terms (up to six months) to customers that we believe are credit worthy. The dollar amount of our accounts receivable, net of our allowance for doubtful accounts as of December 31, 2011, 2010 and 2009 was $16,757,368, $9,922,111 and $1,767,076, respectively. The bad debt credit for the years ended December 31, 2011, 2010 and 2009 was $19,611, $57,624 and $13,089, respectively. Although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flow.

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

The production of plasma-based biopharmaceutical products relies on the supply of plasma of suitable quality. For the years ended December 31, 2011, 2010 and 2009, the cost of plasma used by us for production accounted for approximately 67%, 73% and 83%, respectively, of total production cost. The supply and market prices of plasma may be adversely affected by factors such as regulatory restrictions, weather conditions or outbreak of diseases which would impact our costs of production. We may not be able to pass on any resulting increase in costs to our customers and therefore any substantial fluctuation in supply or market prices of plasma may adversely affect our results of operations and profitability.

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

The 2009 NIC was published by China’s Ministry of Human Resources and Social Security in November 2009 as part of China’s healthcare reform, to make more drugs affordable to PRC consumers. The NIC is China’s official drug reimbursement list for its universal healthcare system, which the PRC government expected to cover 90% of PRC citizens as at the 2010 year end. The 2009 NIC features 2,151 drugs, categorized as Class A (fully covered) or Class B (partially covered). Five of our principal products, Human Albumin Human Immunoglobulin for intravenous injection, Human Rabies Immunoglobulin, Human Tetanus Immunoglobulin, Human Immunoglobulin have been included in the 2009 NIC as Class B drugs and are subject to national price control by the NDRC.

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

If we are unable to adequately monitor our plasma stations, our plasma supply may be tainted and we will be subject to sanctions by the government which would have a material adverse effect on our business.

As part of the industry reform initiative by the Chinese government, in 2006 we acquired the assets of five of the six then existing plasma stations in Shandong Province through our wholly owned subsidiaries, Xia Jin Plasma Company, the Qi He Plasma Company, the He Ze Plasma Company, the Zhang Qiu Plasma Company and the Liao Cheng Plasma Company. We received permits to operate these subsidiaries in January 2007. In April 2007, we acquired the assets of two additional plasma stations, one through Huan Jiang Plasma Company and the other through Fang Cheng Plasma Company, which is then 80% owned by Shandong Taibang and 20% owned by Feng Lin, an unrelated third party, which we subsequently acquired in January 2010. We obtained necessary permits and commenced their operation in July and August 2007, respectively. In 2010, we established two plasma stations, Yi Shui Plasma Company, which begun operation in December 2010, and Ning Yang Plasma Company, which begun operation in July 2011. Guizhou Taibang, the main operating subsidiary of Dalin, is the 85% owner of the two plasma stations in Guizhou province, after closure of its 5 plasma stations in compliance with Guizhou Provincial Health Department’s plan in July 2011. Huitian, the 35% minority owned affiliated company by the Company, has three plasma stations operating in Shaanxi province. While we monitor our blood plasma intake procedures through frequent unscheduled inspections of our stations, there remains a risk that our blood supply may become tainted during the collection process. Our blood supply may become tainted if we accept blood from donors whose blood shows any irregular findings including HIV, Hepatitis C and liver disease. We pre-screen all donors in order to ensure that these diseases are not present. If our blood supply becomes tainted, the consequences for our business could be severe. We could be subject to civil liability from suits brought by consumers and to criminal liability and loss of our registration if we are found by the government to have been criminally negligent.

Our operations, sales, profit and cash flow will be adversely affected if our albumin products fail inspection or are delayed by regulators.

Each batch of our albumin products requires inspection by Chinese government regulators before we can ship it to our customers. The SFDA has a quality standard which considers, among other things, the appearance, packing capacity, thermal stability, pH value, protein content and percentage of purity of the product. In order to pass inspection, our plasma must be tested negative for any blood irregularities, including Hepatitis C, HIV and liver disease. The plasma must be packaged in 25 to 30 separate 600g bags and boxed with a packing list and labeled in consistent with computer records. The plasma must then be stored at -20°C as soon as possible after collection to ensure that it will congeal within 6 hours. Government regulators usually take more than one month to inspect a batch of plasma products. The process begins when the regulator randomly selects samples of our products and delivers them to the National Institute for the Control of Pharmaceutical and Biological Products, or the NICBPB, for testing, and the process ends when the products are given final approval by the NICBPB. In the event that the regulators delay the approval of our products, change the requirements in such a way that we are unable to comply with those requirements, our operations, sales, profit and cash flow will be adversely affected.

We rely on a Secondment Agreement with the Shandong Institute, which is expected to terminate upon the future privatization of the Shandong Institute, for over 25% of our Shandong Taibang employees. If the Secondment Agreement is breached or terminated, it could have an adverse effect on our operations and on our financial results.

The Shandong Institute has provided us with approximately 99 of our employees out of a total of approximately 1,499 employees, pursuant to a secondment agreement, or Secondment Agreement, dated October 28, 2002, between Shandong Taibang and the Shandong Institute. Pursuant to the Secondment Agreement, we are responsible for the salaries of these employees, as well as for their social benefits such as insurance. Our Secondment Agreement with the Shandong Institute will expire on the sooner to occur of October 2032 or upon the privatization of the Shandong Institute, which was originally expected to occur before the end of 2008. However, the completion of privatization of Shandong Institute has been further delayed indefinitely due to slower action taken by the Shandong Ministry of Health in implementing the privatization plan. Upon expiration or termination of the Secondment Agreement, we plan to hire the seconded employees directly. However, we cannot be sure that all of the employees will accept our employment offers at that time. Guang Li Pang, Shandong Taibang’s Deputy Chief Executive Officer, Yun Hua Gao and Dian Cong Liu, our Senior Technical Advisors are employed through the Secondment Agreement. Although none of our seconded employees have indicated that they do not plan to continue working for our Company after the privatization, if the Secondment Agreement is terminated or expires and we are unable to hire those employees or replacement employees on time, our operations, as well as our financial results, may suffer.

If the distributors who we rely on do not purchase our products, our business and results of operations will be adversely affected.

We sell almost half of our products in China through our network of about 263 distributors located in about 30 provinces and municipal cities throughout China. While we have established working relationships with many of our distributors and strictly regulate their sales and marketing activities by annual distribution agreements, there are no restrictions in these distribution agreements preventing our distributors from also supplying products produced by our competitors. Our own marketing and sales staff work to develop and maintain relationships with our distributors, but there can be no assurance that we will be able to maintain such relationships. For the years ended December 31, 2011, 2010 and 2009, direct sales to distributors represented approximately 37.2%, 48.9% and 67.3%, respectively, of our total revenues. If a number of our distributors cease to purchase our products and we are unable to find suitable replacements, our business and results of operations will be adversely affected.

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

In 1993, the Law of the PRC on the Protection of the Rights and Interests of Consumers, or the Consumers’ Rights Law, was promulgated to further protect the legal rights and interests of consumers in connection with the purchase or use of goods and services. All businesses, including our business, must observe and comply with the Consumers’ Rights Law.

We maintain two product liability insurances for sales in the PRC for Shandong Taibang and Guizhou Taibang’s products in the amount of RMB 20 million (approximately $3.1 million) each. Although no one has filed any claims in relation to the use of our pharmaceutical products, our financial position and operations may be materially and adversely affected, if our insurance coverage is insufficient to cover a successful claim.

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

Our success, to a certain extent, is attributable to the expertise and experience of our senior management and key research and technical personnel, including Chao-Ming Zhao, our Chief Executive Officer and Y. Tristan Kuo, our Chief Financial Officer, who carry out key functions in our operation. If we lose the service of any of our senior management or key research or technical personnel or fail to attract additional personnel with suitable experience and qualification, our business operations and research capability may be adversely affected.

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

None of our products are currently covered by patents. Our trademark “CTBB” is registered with the PRC Industry and Commerce Administration Trademark Bureau for our use until January 20, 2012in the labeling of human-use medicine, biopreparate and blood products, pursuant to the registration. We plan to apply for patents for our manufacturing processes. The patent application will be subject to approval from the relevant PRC authorities. We may not be able to successfully obtain the approval of the PRC authorities for our patent applications. Furthermore, third parties may assert claims to our proprietary procedures, technologies and systems. These proprietary procedures, technologies and systems are important to our business as they allow us to maintain our competitive edge over our competitors.

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

On January 26, 2010, certain allegations of fraud and criminal activity involving smuggling and related activities allegedly engaged in prior to 2005 by the CEO of the Company’s primary operating subsidiary, Shandong Taibang, and by a relative of one of our directors surfaced on certain financial websites. On January 27, 2010, in response to these allegations, the Company’s board of directors established a special independent subcommittee comprised of the Company’s independent directors, Mr. Sean Shao and Dr. Tong Jun Lin (who were later joined by new director Dr. Xiangmin Cui), or the Special Committee, to investigate the allegations with the assistance of a reputable international firm, and report its findings to the board of directors as soon as practicable. On March 1, 2010, the Special Committee retained O’Melveny & Myers LLP, an international law firm, to advise the Special Committee and to assist in the investigation of the allegations. On November 26, 2010, the Special Committee reported its findings to the Company’s board of directors, a summary of which the Company disclosed in a Current Report on Form 8-K filed with the Commission on December 3, 2010. The Special Committee could not find support for a majority of the allegations, however, the Special Committee found support that Mr. Ze Qin Lin, the husband of our former director Ms. Lin Ling Li, was imprisoned in China in connection with smuggling offenses, and with respect to the allegation that Mr. Tung Lam, the Chief Executive Officer of one of our primary operating subsidiaries, Shandong Taibang, and spouse of Mrs. Siu Ling Chan, our board chair, was previously known as Mr. Lin Ziping and was imprisoned for smuggling offenses in China, the Special Committee found evidence supporting Mr. Lam’s denial of the allegation, as well as conflicting evidence with respect to this claim. As a result, the Special Committee concluded that it could neither confirm nor exclude the allegation against Mr. Lam. The findings of the Special Committee regarding Mr. Lin and its inability to reach a conclusion regarding the allegations against Mr. Lam may make investing in our Company unattractive to certain investors and may cause existing investors to end their investment in the Company, which may cause our stock price to decline.

If we do not maintain strong financial controls, investor confidence in us may decline and our stock price may decline as a result.

The SEC as required by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which must also contain management’s assessment of the effectiveness of the company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing the financial statements must also attest to the operating effectiveness of the company’s internal controls.

A report of our management and attestation by our independent registered public accounting firm is included under Item 9A of this report. Our management has concluded that that our internal controls over financial reporting as of December 31, 2011 were effective. However, financial controls have become increasingly complex due to constant evolution in accounting standards and principles and changes in disclosure rules. For example, we identified material weaknesses related to review controls on the accounting for income taxes and derivative instrument valuation as described under Item 9A of our annual report in form 10-K for fiscal year ended December 31, 2010, which were subsequently remediated in our fiscal year 2011 as described under Item 9A below. However, there is no guarantee that these remedies will continue to be effective. Failure to achieve and maintain an effective internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial and other information pursuant to the reporting obligations we have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. This could reduce investors’ confidence in our reported financial information, which in turn could result in lawsuits being filed against us by our stockholders, otherwise harm our reputation or negatively impact the trading price of our common stock.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China’s political or economic situation could harm us and our operating results.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

The majority of our sales will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that FIEs may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

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

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required Failure to comply with the requirements of Circular 75 may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our stockholders who are PRC residents as defined in Circular 75 to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

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

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

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

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises’ Share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

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

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely impacted and your investment in our stock could be rendered worthless.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the CSRC, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the NASDAQ Stock Market and this low trading volume may adversely affect the price of our common stock.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CBPO.” The trading market in our common stock has been substantially less liquid than the average trading market for companies trading on the NASDAQ Stock Market. Reported average daily trading volume in our common stock for the three months immediately prior to March 1, 2012, was approximately 27,834 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

In July 2003, Shandong Taibang obtained certain land use rights from the PRC municipal government to 43,663 square meters consisting of manufacturing facilities, warehouses and office buildings in Tai’an City, Shandong Province. Shandong Taibang is required to make payments totaling approximately $21,855 (RMB138,848) per year to the local state-owned entity, for the 50 year life of the rights or until the Shandong Institute completes its privatization process. We recorded “land use rights” asset and a corresponding liability, “other payable – land use rights”, at the inception of the transaction determined using present value of annual payments over 50 years. The other payable-land use rights amounted to $343,477, $333,008 and $323,687 as of December 31, 2011, 2010 and 2009, respectively.

Guizhou Taibang entered into a lease agreement on June 1, 2006 with a group of individuals in an area located next to its production facility to lease and use the space for processing industrial wastes for 10 years. The annual lease amount is approximately $1,643 (RMB10,438).

We believe that all of our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Some of our properties are leased from third parties, of which we have entered into formal lease agreements for two of them. The remaining leases are on a verbal basis. In all cases, the lessors have not been able to provide copies of documentation evidencing their rights to use the leased property. In most cases, the leased properties are small operating spaces we leased for our sales offices in different parts of China. In the event of any future dispute over the ownership of the leased properties, we believe we could easily and quickly find replacement premises so that the operations would not be affected.

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

Bobai County Collection Station

In January 2007, Shandong Taibang advanced approximately $472,200 (RMB3.0 million) to Feng Lin, the 20% noncontrolling interest shareholder in Fang Cheng Plasma Company, an indirect majority owned subsidiary of the Company, for the purpose of establishing or acquiring a plasma collection station. Mr. Lin and Shandong Taibang intended to establish the Bobai Kangan Plasma Collection Co., Ltd., or Bobai, in Bobai County, Guangxi and on January 18, 2007, Shandong Taibang signed a letter of intent to acquire the assets of the Bobai Plasma Collection Station, which was co-owned by Mr. Lin and Mr. Keliang Huang. However, in January 2007, Hua Lan Biological Engineering Co., Ltd., or Hua Lan, filed suit in the District Court of Hong Qi District, Xin Xiang City, Henan Province, alleging that Feng Lin, Keliang Huang and Shandong Taibang established and/or sought to operate the Bobai Plasma Collection Station using a permit for collecting and supplying human plasma in Bobai County, that was originally granted to Hua Lan by the government of the Guangxi region, without Hua Lan’s permission. The establishment and registration of Bobai was never realized as a result of this law suit. On January 29, 2007, on Hua Lan’s motion, the District Court entered an order to freeze funds in the amount of approximately $472,200 (RMB3,000,000) held by the defendants in the case, including approximately $778,700 (RMB500,000) in funds held in Shandong Taibang’s bank account in Tai’an City. A hearing was held on June 25, 2007 and judgment was entered against the defendants along with a $267,580 (RMB1,700,000) joint financial judgment. We appealed the District Court judgment to the Xinxiang City Intermediate Court. In November 2007, the Xinxiang City Intermediate Court affirmed the judgment against the three defendants and increased the amount of the joint financial judgment to approximately $472,200 (RMB3,000,000).

In January 2008, Hua Lan enforced the judgment granted by the Xinxiang City Intermediate Court to freeze our bank accounts. Shandong Taibang has filed a separate action against Hua Lan before the Tai’an City District Court to seek recovery of any losses in connection with Hua Lan’s claim and to request that the Tai’an City District Court preserve Hua Lan’s property or freeze up to approximately $472,200 (RMB 3 million) of Hua Lan’s assets to secure the return of such funds to us. The matter is currently pending before the Intermediate Court of Tai’an City. Pending the outcome of the proceedings, Shandong Taibang increased its loss contingency reserve during its fourth quarter of 2007 from approximately $89,193 (RMB566,667) to $157,400 (RMB1,000,000) to cover its share of the enforcement of this judgment. During the fourth quarter of 2008, full amount of the judgment, including Feng Lin and Keliang Huang’s portions of the judgment and the related fees, approximately $489,498 (RMB 3,109,900) has been withdrawn from Shandong Taibang’s account. We recorded Feng Lin and Keliang Huang’s portion of the judgment, approximately $326,327 (RMB 2,073,234), as receivable as a result of the withdrawal. As of December 31, 2008, we determined that it is unlikely that we will be able to recover such receivable from those two individuals and wrote off the receivable as bad debt expense. In January 2010, Feng Lin transferred his 20% equity in Fang Cheng Plasma Company as a repayment for such receivable. As a result, we are now the indirect 100% owner of the Fang Cheng Plasma Company.

In October 2009, Shandong Taibang appealed to the High Court of Henan Province requesting the court to reverse judgments from the Hong Qi District Court based on Shandong Taibang’s belief that Hua Lan’s involvement in Bobai was in violation of PRC Blood Products Regulations as Hua Lan did not invest, as Shandong Taibang did, in Bobai as required by the Regulation. We were awaiting the judgment of the Henan High Court as of the date of this report. In light of the foregoing, it is unlikely that our planned acquisition of the assets of Bobai will go forward.

Dispute among Guizhou Taibang Shareholders over Raising Additional Capital

On May 28, 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from private strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang equity interests at RMB 2.80 per share. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority holder of Guizhou Taibang’s shares, the Guizhou Jie’an Company, or Jie’an, did not support the plan and did not agree to waive its right of first refusal. On May 29, 2007, the majority shareholders caused Guizhou Taibang to sign an Equity Purchase Agreement with certain investors, pursuant to which the investors agreed to invest an aggregate of RMB 50,960,000 (approximately $8,021,104) in exchange for 18,200,000 shares, or 21.4%, of Guizhou Taibang’s equity interests. At the same time, Jie’an also subscribed for 1,800,000 shares, representing its 9% pro rata share of the 20,000,000 shares being offered. The proceeds from all parties were received by Guizhou Taibang in accordance with the agreement.

In June 2007, Jie’an brought suit in the High Court of Guizhou province, China, against Guizhou Taibang and the three other original Guizhou Taibang shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie’an alleged that it had a right to acquire the shares waived by the original Guizhou Taibang shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie’an and sustained the Equity Purchase Agreement, but on November 2008, Jie’an appealed the Guizhou High Court judgment to the People’s Supreme Court in Beijing. On May 13, 2009, the People’s Supreme Court sustained the original ruling and denied the rights of first refusal of Jie’an over the additional shares waived by the original Guizhou Taibang’s shareholders. The registration of the new investors as Guizhou Taibang’s shareholders and the related increase in registered capital of Guizhou Taibang with the AIC are still pending. On January 27, 2010, the strategic investors brought suit in the High Court of Guizhou Province against Guizhou Taibang alleging Guizhou Taibang’s failure to register their equity interest in Guizhou Taibang with the local AIC and requesting the distribution of their share of Guizhou Taibang’s dividends. Dalin was also joined as a co-defendant as it is the majority shareholder and exercises control over Guizhou Taibang’s day-to-day operations. We do not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, we believe that the Equity Purchase Agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment. In the event that Guizhou Taibang is required to return their original investment amount to the strategic investors, as of December 31, 2010, Guizhou Taibang has set aside the strategic investors’ fund along with RMB 10,056,242 (approximately $1,582,852) in accrued interests, and RMB 509,600 (approximately $80,211) for the 1% penalty imposed by the agreement for any breach. If strategic investors prevail in their suit, Dalin’s interests in Guizhou Taibang may be reduced to approximately 41.3% . The High Court of Guizhou heard the case on April 8, 2010 and encouraged, and accepted by both parties, to settle the dispute outside the court but both parties failed to reach a mutual agreeable term.

On October 14, 2010, the High Court of Guizhou ruled in favor of the Company and denied the strategic investors’ right as shareholders of Guizhou Taibang, as well as their entitlement to the dividends. In light of the Guizhou ruling, in November 2010 the Company returned the proceeds in the amount of RMB 11,200,000 (approximately $1,762,880) to one of the strategic investors. On October 26, 2010, the other strategic investors appealed to, and subsequently accepted by, the PRC Supreme Court in Beijing on the ruling. On October 9, 2011, the PRC Supreme Court overruled the decision of the High Court of Guizhou and remanded the suit to the High Court of Guizhou for retrial. On December 29, 2011, High Court of Guizhou accepted the case for retrial. On January 5, 2012, the strategic investors re-filed their case to the High Court of Guizhou requesting, in addition to the share distribution, the distribution of dividends and interest in the amount of RMB 18,349,345 (approximately $2,888,187) and RMB 2,847,000 (approximately $448,118), respectively. The Company is awaiting the hearing as of the date of this report.

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital infusion with the local AIC, pursuant to the Equity Purchase Agreement, and such request was approved by the majority shareholders of Guizhou Taibang in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request, pending the outcome of the ongoing litigation. If we decide to ratify the approval, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits from the prior 4.5 years.

Guizhou Taibang’s Guarantee to a Third Party

In 2007, as a condition to purchase Huang Ping Plasma Station, Guizhou Taibang entered into an agreement with the Guizhou Zhongxin Investment Company, or Zhongxin, in which Guizhou Taibang agreed to repay Zhongxin’s debt out of Guizhou Taibang’s payables to Zhongxin arising from plasma purchased from Zhongxin. In the same agreement, Guizhou Taibang also delivered a guarantee to the Huang Ping County Hospital, the former co-owner of the Huang Ping Plasma Station, that it would pay RMB3,074,342 (approximately, $483,901) in debt that Zhongxin owed to the hospital. On June 1, 2009, the Huang Ping Hospital brought suit, in the Huang Ping County People’s Court of Guizhou Province, against Zhongxin for non-payment of its payables and debt due to Huang Ping Hospital and against Guizhou Taibang as the guarantor. On November 2, 2009, the court ruled in favor of the plaintiff and Guizhou Taibang as the guarantor became obligated to repay the Zhongxin’s debt to the Huang Ping Hospital on behalf of Zhongxin. In October 2009, Guizhou Taibang appealed to the Middle Court of Kaili District in Guizhou Province which sustained the original judgment on April 8, 2010. Under the Equity Transfer Agreement pursuant to which the Company acquired a 90% interest in Dalin, the sellers will be responsible, based on their pro rata equity interest in Guizhou Taibang, for damages incurred by Guizhou Taibang from Zhongxin’s debt and that they will repay Dalin their pro rata share of payments made by Guizhou Taibang to creditors in connection with Zhongxin’s debt within 10 days after payment by Guizhou Taibang. The RMB 3,074,342 contingent liability and proportionate share of the liability to be recovered from the sellers were properly reflected in the financials as of December 31, 2009. On December 31, 2010, Guizhou Taibang brought suit against Zhongxin in the Intermediate Court of Guiyang City, to recover the full judgment amount of RMB 3,074,342 plus court fee of RMB 32,340 that Guizhou Taibang has already paid on behalf of Zhongxin.

On September 13, 2010, Zhongxin countersued the Company for a consideration of RMB 500,000 (approximately $78,700) for the alleged loss of its share of income from the Huang Ping Plasma Station since the Company acquired the station in April 2007. The Company believes Zhongxin’s claim is unwarranted since the Company acquired the station from its rightful owner, the Treasury Department of Huangpin County, Guizhou Province.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

	Closing Prices(1)
	High	Low
Year Ended December 31, 2011
1st Quarter	$17.87	$15.02
2nd Quarter	16.47	9.41
3rd Quarter	10.83	6.81
4th Quarter	11.82	6.17

Year Ended December 31, 2010
1st Quarter	$13.48	$7.62
2nd Quarter	13.95	10.28
3rd Quarter	13.95	9.61
4th Quarter	17.23	9.38

(1)	The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 5, 2012, there were approximately 443 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of December 31, 2011 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	1,994,600	$9.24	2,848,500
Total	1,994,600	$9.24	2,848,500

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2011 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2011.

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated statement of comprehensive income data for the years ended December 31, 2011, 2010 and 2009 and the selected balance sheet data as of December 31, 2011 and 2010 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2008 and 2007 and the selected balance sheet data as of December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements not included in this report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2011	2010	2009	2008	2007
Revenues	$153,092,289	$139,695,417	$118,998,155	$46,751,160	$32,398,669
Income From Operations	$32,217,468	$68,568,299	$60,477,367	$20,335,771	$12,757,415
Net Income	$18,181,710	$31,542,883	$2,208,126	$11,985,671	$8,179,376
Total Assets	$248,892,575	$220,921,794	$172,611,483	$67,169,392	$33,305,245
Total Current Liabilities	$67,822,285	$71,445,819	$51,118,179	$18,927,094	$6,577,522
Total Long Term Liabilities	$2,029,249	$4,431,842	$37,350,149	$6,193,390	$446,206
Total Stockholders' equity attributable to China Biologic Products, Inc.	$135,512,364	$99,199,796	$49,696,661	$37,243,527	$22,395,625
Total Equity	$179,041,041	$145,044,133	$84,143,155	$42,048,908	$26,281,517
Capital Stock (excluding long term debt)	$2,560	$2,435	$2,305	$2,143	$2,143
Number of Shares Issued and Outstanding	25,601,125	24,351,125	23,056,442	21,434,942	21,434,942
Net Income Per Share
Basic	$0.73	$1.34	$0.10	$0.56	$0.38
Diluted	$0.37	$1.30	$0.10	$0.56	$0.37

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with United States generally accepted accounting principles.

Overview

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

We are approved to sell human albumin with dosages of 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml, 10%/50ml and 25%/50ml. Human albumin is our top-selling product. Sales of these human albumin products represented approximately 54.5%, 48.0% and 49.7% of our total sales, respectively, for each of the years ended December 31, 2011, 2010 and 2009. Human albumin is principally used to increase blood volume while immunoglobulin, one of our other major products, is used for certain disease prevention and cures. Our approved human albumin and immunoglobulin products use human plasma as the basic raw material. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. All of our products are prescription medicines administered in the form of injections.

We sell our products to customers in the PRC, mainly hospitals and inoculation centers directly or through approved distributors. We usually sign short-term contracts with customers and therefore our largest customers have changed over the years. For the years ended December 31, 2011, 2010 and 2009, our top 5 customers accounted for approximately 13.2%, 12.3% and 10.7%, respectively, of our total sales. As we continue to diversify our geographic presence, customer base and product mix, we expect that our largest customers will continue to change from year to year.

We operate and manage our business as a single segment. We do not account for the results of our operations on a geographic or other basis.

Financial Performance Highlights

The following are some financial highlights for the fiscal year ended December 31, 2011:

  Sales: Sales increased by $13,396,872, or 9.6%, to $153,092,289 for the year ended December 31, 2011, from $139,695,417 for the year ended December 31, 2010.

  Gross Profit: Gross profit increased by $4,330,360, or 4.2%, to $107,074,628 for the year ended December 31, 2011, from $102,744,268 for the year ended December 31, 2010. As a percentage of sales, gross profit decreased by 3.6% to 69.9% for 2011 from 73.5% for 2010.

  Income from operations: Income from operations decreased by $36,350,831, or 53.0%, to $32,217,468 for the year ended December 31, 2011, from $68,568,299 for the year ended December 31, 2010.

  Net income attributable to Company: Net income attributable to Company decreased by $13,361,173, or 42.4%, to $18,181,710 for the year ended December 31, 2011, from $31,542,883 for the year ended December 31, 2010.

  Fully diluted net income per share: Fully diluted net income per share was $0.37 for the year ended December 31, 2011, as compared $1.30 for the year ended December 31, 2010.

Closure of Plasma Stations in Guizhou Province

On July 15, 2011, the Guizhou Provincial Health Department issued the revised “Plan for Guizhou Provincial Blood Collection Institutional Setting (2011-2014)”, or the “Guizhou Plan”, which limits the number of counties that are permitted to set up plasma collection stations in Guizhou Province to four counties. As a result of the implementation of the Guizhou Plan, the licenses of four active plasma collection stations in Dan Zhai, Wei Ning, San Sui and Na Yong counties owned by Guizhou Taibang were not renewed after their respective plasma collection permits expired at the end of July 2011. The licenses of its plasma collection stations in Pu Ding and Huang Ping counties (locations permitted under the Guizhou Plan) were renewed until July 31, 2013. These four stations in Dan Zhai, Wei Ning, San Sui and Na Yong counties together accounted for approximately 21.0% (7 months of operation) and 34.1% of our total plasma collection by volume for the years ended December 31, 2011 and 2010, respectively. In addition, Guizhou Taibang’s inactive plasma collection station in Guizhou Province that was purchased from the government in 2007 is unlikely to be licensed as planned, because it is in Zhengyuan County, a location not included in the Guizhou Plan.

As a result of the closure of the above plasma collection stations, certain equipment, office furniture, building improvement and plasma collection permits were abandoned and written off during the third quarter of 2011. The loss on abandonment and written off of these long-lived assets is set forth below.

Equipment	$295,643
Office furniture	206,183
Building improvement	908,553
Plasma collection permits	5,192,649
Total	$6,603,028

Furthermore, we wrote-off $167,604 of raw material plasma that is expected not to qualify for production due to the 90-day quarantine period rules as their sourcing plasma stations were closed under the Guizhou Plan.

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

As of December 31, 2011, the aggregate production capacity of Shandong Taibang and Guizhou Taibang was 1,100 metric tons per annum. We estimate that the production capacity of our major competitors ranges from 300 tons to 1,000 tons per annum. We believe that our current production capacity is sufficient to meet the current demand for our products for the next two years.

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

We believe that we have strengthened our position in the marketplace with our acquisition of Dalin and its 54% majority-owned operating subsidiary, Guizhou Taibang, and a 35% equity interest in Huitian, a Xi’an-based biopharmaceutical company.

Our profitability may be adversely affected if (i) competition intensifies; (ii) competitors drastically reduce prices; (iii) PRC government’s interference on prices; or (iv) competitors develop new products or product substitutes with comparable medicinal applications or therapeutic effects which are more effective or less costly than those produced by us. Please refer to Item 1, “Business - Competition” for more information regarding this factor..

Taxation

China Biologic is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Biologic has no taxable income.

Taibang Biological was incorporated in the BVI, but is not subject to taxation in that jurisdiction.

Taibang Holdings was incorporated in Hong Kong and under the current laws of Hong Kong, are subject to a Profits Tax of 16.5% . However, no provision for Hong Kong Profits Tax has been made as Taibang Holdings has no taxable income.

According to the PRC’s central government policy, new or high technology companies will enjoy preferential tax treatment of 15%, instead of 25% under the EIT Law. In February 2009, Shandong Taibang was granted the High and New Technology Enterprise status which entitled it to a 15% preferential income tax rate for a period of three years from 2008 to 2010. Further, Guizhou Taibang was entitled to the preferential income tax rate of 15% under the 10-year Western Development Tax Concession, which also ended in 2010. On October 31, 2011, Shandong Taibang was issued the High and New Technology Enterprise qualification for an additional three years from 2011 to 2013. According to CaiShui [2011] No. 58 dated July 27, 2011, qualified enterprises located in the western regions of PRC are entitled to a preferential income tax rate of 15% effective retroactively from January 1, 2011. Management believes Guizhou Taibang will be treated as a qualified enterprise located in the western regions and therefore be subject to income tax at a preferential tax rate of 15% from 2011 to 2020. See Item 1 “Business – Regulation – Taxation” for a detailed description of the EIT Law and tax regulations applicable to our PRC subsidiaries. All other subsidiaries of the Company are subjected to the regular 25% tax rate.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2011 and 2010

The following table sets forth key components of our results of operations for fiscal years ended December 31, 2011 and 2010.

	Year Ended		$	%
	December 31,		Increase	Increase
	2011	2010	(Decrease)	(Decrease)
SALES:
External customers	$152,848,726	138,674,983	$14,173,743	10.2%
Related party	243,563	1,020,434	(776,871)	(76.1%	)
Total sales	153,092,289	139,695,417	13,396,872	9.6%
COST OF SALES:
External customers	45,841,438	36,793,775	9,047,663	24.6%
Related party	176,223	157,374	18,849	12.0%
Total cost of sales	46,017,661	36,951,149	9,066,512	24.5%
GROSS PROFIT	107,074,628	102,744,268	4,330,360	4.2%
OPERATING EXPENSES:
Selling expenses	14,595,794	7,372,348	7,223,446	98.0%
General and administrative expenses	31,519,824	24,467,495	7,052,329	28.8%
Research and development expenses	3,978,233	2,336,126	1,642,107	70.3%
Impairment loss of goodwill	18,160,281	-	18,160,281	-
Loss on abandonment and write off of long-lived assets	6,603,028	-	6,603,028	-
Total operating expenses	74,857,160	34,175,969	40,681,191	119.0%
INCOME FROM OPERATIONS	32,217,468	68,568,299	(36,350,831)	(53.0%	)
OTHER INCOME (EXPENSES):
Equity in income of equity method investee	1,858,171	1,070,241	787,930	73.6%
Change in fair value of derivative liabilities	11,974,834	(3,233,288)	15,208,122	(470.4%	)
Interest expense	(4,670,606)	(2,682,482)	(1,988,124)	74.1%
Interest income	1,356,950	752,317	604,633	80.4%
Other (expenses)/income, net	(453,949)	1,125,972	(1,579,921)	(140.3%	)
Total other income/(expenses), net	10,065,400	(2,967,240)	13,032,640	(439.2%	)
EARNINGS BEFORE INCOME TAX EXPENSE	42,282,868	65,601,059	(23,318,191)	(35.5%	)
INCOME TAX EXPENSES	10,899,513	13,608,755	(2,709,242)	(19.9%	)
NET INCOME	$31,383,355	$51,992,304	$(20,608,949)	(39.6%	)
Less: Net income attributable to noncontrolling interest	13,201,645	20,449,421	(7,247,776)	(35.4%	)
NET INCOME ATTRIBUTABLE TO COMPANY	$18,181,710	$31,542,883	$(13,361,173)	(42.4%	)

Sales. Our total sales increased by 9.6%, or $13,396,872, to $153,092,289 for the year ended December 31, 2011, compared to $139,695,417 for the fiscal year ended December 31, 2010. The increase in sales during 2011 was primarily attributable to a mix of price and volume increases in certain of our plasma based products. In addition, foreign exchange translation accounted for 5.0% of the sales increase.

Most of our approved products recorded price increases ranging from approximately 1.4% to 10.6%, except for human tetanus immunoglobulin products, which decreased by approximately 3.4% . For 2011 as compared to 2010, the average price for our approved human albumin products, which contributed 54.5% to our total sales, increased by approximately 1.4% and, excluding the foreign exchange translation effect, their average price in RMB term decreased by approximately 3.2%; the average price for our approved human hepatitis B immunoglobulin products, which contributed 4.8% to our total sales, increased by approximately 2.8% and, excluding the foreign exchange translation effect, their average price in RMB term decreased slightly by approximately 1.9%; the average price for our approved human immunoglobulin for intravenous injection, or IVIG products, which contributed 32.3% to our total sales, increased by approximately 7.2%, and excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 2.3%; the average price for our approved human rabies immunoglobulin products, which contributed 1.5% to our total sales, increased by approximately 10.6% and, excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 5.6%; and the average price for our approved human tetanus immunoglobulin products, which contributed 4.7% to our total sales, decreased by approximately 3.4% and, excluding the foreign exchange translation effect, their average price in RMB term decreased by approximately 7.8% . The general price increase of our immunoglobulin product group was primarily attributable to the continuing shortage in supply of such products, while the average price decrease in human albumin products in RMB term was mainly due to the continuous increase in the imported volume of this product during 2011. The slight price decrease in human hepatitis B immunoglobulin products in RMB term was mainly due to our participation in a public health program sponsored by PRC’s Ministry of Health benefiting migrant workers. The sales price of this public health program is lower than normal retail price in order to benefit migrant workers. The price decrease in human tetanus immunoglobulin products was primarily the result of the increasingly saturated market.

Volume in sales for our human albumin and human tetanus immunoglobulin products increased by 22.7% and 82.6%, respectively, for 2011 as compared to 2010. Volume in sales for our IVIG, human hepatitis B immunoglobulin and human rabies immunoglobulin products decreased by 3.7%, 33.2% and 73.0%, respectively, for 2011 as compared to 2010. As the Hand-Foot-and-Mouth Disease, or HFMD, which the outburst took place between April and August in 2010, was not as severe in 2011 as in 2010, the sales volume of IVIG decreased slightly during 2011 as compared to 2010. The sales volume of human hepatitis B immunoglobulin products decreased mainly due to the decrease in demand as the new government program emphasizes on application of the products on new-borns but not the pre-natal mothers. The sales volume decrease in human rabies immunoglobulin products was mainly due to the lack of availability of qualified raw material supply for hyper-immune immunoglobulin products. We will continue to balance the supply of raw material and the demand of the finished products for hyper-immune immunoglobulin products.

Cost of sales. Our total cost of sales increased by $9,066,512, or 24.5%, to $46,017,661 for the year ended December 31, 2011, from $36,951,149 for the year ended December 31, 2010. Cost of sales as a percentage of total sales was 30.1% for the year ended December 31, 2011, as compared to 26.5% for the year ended December 31, 2010. The increase in cost of sales, as well as the increase in cost of sales as a percentage of sales, was mainly due to the increase in sales and the increase in cost of plasma paid to donors along with a change in the mix of products that were sold during 2011. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors.

Gross profit and gross margin. Our gross profit increased by $4,330,360, or 4.2%, to $107,074,628 for the year ended December 31, 2011 from $102,744,268 for the year ended December 31, 2010. As a percentage of total sales, our gross margin decreased by 3.6% to 69.9% for the year ended December 31, 2011, from 73.5% for the year ended December 31, 2010. The decrease in gross profit margin was mainly due to the price decreases in certain of our products and higher raw material costs as discussed above, which outpaced the price increases of our other products.

Operating expenses. Our total operating expenses increased by $40,681,191, or 119.0%, to $74,857,160 for the year ended December 31, 2011, from $34,175,969 for the year ended December 31, 2010. The increase was primarily attributable to a goodwill impairment loss of $18,160,281, a loss on abandonment of long-lived assets of $6,603,028, as well as a 98.0% increase in our selling expenses and a 28.8% increase in our general and administrative expenses during 2011. As a percentage of total sales, total expenses increased by 24.4% to 48.9% for the year ended December 31, 2011 from 24.5% for the year ended December 31, 2010. Excluding the non-cash charge for impairment of goodwill and loss on abandonment of long-lived asset, the total operating expenses was $50,093,851, an increase of $15,917,882, or 46.6%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Selling expenses. For the year ended December 31, 2011, our selling expenses increased to $14,595,794, from $7,372,348 for the year ended December 31, 2010, an increase of $7,223,446, or 98.0% . As a percentage of total sales, our selling expenses for the year ended December 31, 2011 increased by 4.2%, to 9.5%, from 5.3% for the year ended December 31, 2010. The increase in selling expenses was primarily due to our increased promotional and conference activities as we continued our efforts in expanding our customer base into hospitals and inoculation centers throughout the PRC.

General and administrative expenses. For the year ended December 31, 2011, our general and administrative expenses increased to $31,519,824, from $24,467,495 for the year ended December 31, 2010, a $7,052,329, or 28.8% increase. General and administrative expenses as a percentage of total sales increased by 3.1% to 20.6% for the year ended December 31, 2011 from 17.5% for the year ended December 31, 2010. The increase in general and administrative expenses was mainly due to an increase in expenses related to payroll and employee benefits, as well as an increase of approximately $2.6 million in non-cash employee stock compensation, which is offset by the $1.0 million decrease in legal expenses. The increase in payroll was mainly due to general salary increases in the operating subsidiaries and the addition of our new corporate offices in Beijing.

Research and development expenses. For the years ended December 31, 2011 and 2010, our research and development expenses were $3,978,233 and $2,336,126, respectively, an increase of $1,642,107, or 70.3% . As a percentage of total sales, our research and development expenses for the years ended December 31, 2011 and 2010 were 2.6% and 1.7%, respectively. The increase in research and development expenses was primarily due to the increased cost of plasma used in research and the cost in applying for the SFDA approval of our two new products. Due to the delay of the SFDA approval process, we expect to receive the approval for these two new products in early 2012.

Impairment loss of goodwill. Following the closure of plasma collection stations of Guizhou Taibang due to the regulatory notice, we revised our earnings guidance for the year of 2011 and experienced incremental decline in our stock price and market capitalization in the third quarter of 2011. The occurrence of these events caused us to believe that the fair value of our reporting unit would more likely than not be below its book value. Therefore, we performed a two-step goodwill impairment test and concluded that, for the year ended December 31, 2011, a goodwill impairment loss of $18,160,281 was recognized in our single reporting unit since the carrying amount of the reporting unit was greater than the fair value of the reporting unit (as determined based on the quoted market price) and the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill.

Loss on abandonment and write-off of long-lived assets. As a result of the closure of the plasma collection stations of Guizhou Taibang, certain equipment, office furniture, building improvement and plasma collection permits were abandoned or written off during the third quarter of 2011. Loss on abandonment of Guizhou Taibang’s long-lived assets of $6,603,028 was recognized in the year ended December 31, 2011.

Change in fair value of derivative liabilities. The embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants that were issued in June 2009 are classified as derivative liabilities carried at fair value. For the year ended December 31, 2011, we recognized a gain from the change in the fair value of derivative liabilities in the amount of $11,974,834, as compared to a loss in the amount of $3,233,288 for the year ended December 31, 2010. The gain from the change in the fair value of derivative liabilities in 2011 is mainly due to a decrease in the price of our common stock from $16.39 per share as of December 31, 2010 to $10.46 per share as of December 31, 2011. The convertible notes have been fully converted as of December 31, 2011. Future changes in the market price of our common stock could cause the fair value of the warrants to change significantly in future periods.

Interest expense (income). Our interest expense increased by $1,988,124 to $4,670,606 for the year ended December 31, 2011, from $2,682,482 for the year ended December 31, 2010. Our interest income increased by $604,633 to $1,356,950 for the year ended December 31, 2011, from $752,317 for the year ended December 31, 2010. The increase in interest expense was primarily due to the effective interest charges on our convertible notes of $3,580,167 and $1,849,493, respectively, for the years ended December 31, 2011 and 2010. As of December 31, 2011, the convertible notes had been fully converted and therefore, interest expense is expected to decrease.

Income tax expense. Our provision for income taxes decreased by $2,709,242, or 19.9%, to $10,899,513 for the year ended December 31, 2011, from $13,608,755 for the year ended December 31, 2010. Our effective income tax rates were 25.8% and 20.7% for the years ended December 31, 2011 and 2010, respectively. The increase of the effective income tax rate was mainly attributable to the non-deductible impairment loss of goodwill and loss on abandonment and write-off of long-lived assets.

Net income attributable to Company. Our net income attributable to Company decreased by $13,361,173, or 42.4%, to $18,181,710 for the year ended December 31, 2011 from $31,542,883 for the year ended December 31, 2010. Net income attributable to Company as a percentage of total sales was 11.9% and 22.6% for the years ended December 31, 2011 and 2010, respectively, as a result of the cumulative effect of the foregoing factors.

Comparison of Fiscal Years Ended December 31, 2010 and 2009

The following table sets forth key components of our results of operations for fiscal years ended December 31, 2010 and 2009.

	Year Ended		$	%
	December 31,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
SALES:
External customers	$138,674,983	118,293,137	$20,381,846	17.2%
Related party	1,020,434	705,018	315,416	44.7%
Total sales	139,695,417	118,998,155	20,697,262	17.4%
COST OF SALES:
External customers	36,793,775	32,544,743	4,249,032	13.1%
Related party	157,374	77,165	80,209	103.9%
Total cost of sales	36,951,149	32,621,908	4,329,241	13.3%
GROSS PROFIT	102,744,268	86,376,247	16,368,021	18.9%
OPERATING EXPENSES:
Selling expenses	7,372,348	3,529,242	3,843,106	108.9%
General and administrative expenses	24,467,495	20,706,948	3,760,547	18.2%
Research and development expenses	2,336,126	1,662,690	673,436	40.5%
Total operating expenses	34,175,969	25,898,880	8,277,089	32.0%
INCOME FROM OPERATIONS	68,568,299	60,477,367	8,090,932	13.4%
OTHER INCOME (EXPENSES):
Equity in income of equity method investee	1,070,241	566,984	503,257	88.8%
Change in fair value of derivative liabilities	(3,233,288)	(28,915,328)	25,682,040	(88.8%	)
Interest expense	(2,682,482)	(4,542,063)	1,859,581	(40.9%	)
Interest income	752,317	611,814	140,503	23.0%
Other income, net	1,125,972	638,573	487,399	76.3%
Total other expenses, net	(2,967,240)	(31,640,020)	28,672,780	(90.6%	)
EARNINGS BEFORE INCOME TAX EXPENSE	65,601,059	28,837,347	36,763,712	127.5%
INCOME TAX EXPENSES	13,608,755	10,013,563	3,595,192	35.9%
NET INCOME	$51,992,304	$18,823,784	$33,168,520	176.2%
Less: Net income attributable to noncontrolling interest	20,449,421	16,615,658	3,833,763	23.1%
NET INCOME ATTRIBUTABLE TO COMPANY	$31,542,883	$2,208,126	$29,334,757	1328.5%

Sales. Our total sales increased by $20,697,262, or 17.4%, to $139,695,417 for the year ended December 31, 2010, compared to $118,998,155 for the year ended December 31, 2009. The increase in sales during fiscal year 2010 is primarily attributable to a general increase in the price and volume of plasma based products. Among the factors that contributed to the growth in revenue, foreign exchange translation accounted for 1.1% of the increase.

Most of our approved products recorded price increases ranging from 12.6% to 186.4%, except for human albumin products, which decreased by 1.8% .. The decrease in the price of human albumin in 2010 is primarily due to the increased volume of imported human albumin products in the PRC market during the period. We expect that this trend may continue as long as the volume of the imported human albumin products continues to grow. For 2010 as compared to 2009, the average price for our approved human albumin products, which contributed 48.0% to our total sales, decreased 1.8%, the average price for our approved human immunoglobulin for intravenous injection, which contributed 34.4% to our total sales, increased 26.9%, the average price for our approved human tetanus immunoglobulin, which contributed 2.9% to our total sales, increased 12.6%, the average price for our approved human rabies immunoglobulin, which contributed 5.3% to our total sales, increased 24.6%, and the average price for our approved human hepatitis B immunoglobulin, which contributed 7.6% to our total sales, increased 186.4% . The price increase of our products was primarily attributable to the continuing shortage in supply of the plasma-based products. We were able to adjust our production plan to take advantage of the limited market supply of plasma resources to realize higher profit margins.

Volume in sales for our human albumin, human hepatitis B immunoglobulin, human rabies immunoglobulin products and human tetanus immunoglobulin products increased by 15.7%, 7.4%, 26.5% and 24.6%, respectively, for 2010 as compared to 2009. Volume in sales for our human immunoglobulin for intravenous injection decreased by 15.8% because in 2009 the market demand for human immunoglobulin for intravenous injection increased due to the outbreak of hand-foot-mouth disease and the price of human immunoglobulin for intravenous injection was also much enhanced. As a result, we used the large amount of Factor II+III, the material segregated from plasma and restored separately when making centralized production of human albumin in 2008, to produce and sell high volume of human immunoglobulin for intravenous injection in 2009. The volume in sales for human immunoglobulin for intravenous injection decreased to a comparatively normal level in 2010.

Cost of sales. Our total cost of sales increased by $4,329,241, or 13.3%, to $36,951,149 for the year ended December 31, 2010, from $32,621,908 for the year ended December 31, 2009. Cost of sales as a percentage of sales was 26.5% for the year ended December 31, 2010, as compared to 27.4% for the year ended December 31, 2009. The increase in cost of sales is due to the increase in sales, while the decrease in cost of sales as a percentage of sales is due to a change in the mix of products, as well as the price increase in most of the products that were sold during 2010.

Gross profit and gross margin. Our gross profit increased by $16,368,021, or 18.9%, to $102,744,268 for the year ended December 31, 2010 from $86,376,247 for the year ended December 31, 2009. As a percentage of total sales, our gross profit increased by 0.9% to 73.5% for the year ended December 31, 2010, from 72.6% for the year ended December 31, 2009. The increase in gross profit is due mainly to increases in the selling price and sales volume of our products during 2010, as compared to 2009.

Operating expenses. Our total operating expenses increased by $8,277,089, or 32.0%, to $34,175,969 for the year ended December 31, 2010, from $25,898,880 for the year ended December 31, 2009. The increase was primarily attributable to a 40.5% increase in our research and development expenses, a 108.9% increase in our selling expense and an 18.2% increase in our general and administrative expenses during 2010. As a percentage of total sales, total expenses increased by 2.7% to 24.5% for the year ended December 31, 2010 from 21.8% for the year ended December 31, 2009.

Selling expenses. For the year ended December 31, 2010, our selling expenses increased to $7,372,348, from $3,529,242 for the year ended December 31, 2009, an increase of $3,843,106, or 108.9% . As a percentage of total sales, our selling expenses for the year ended December 31, 2010 increased by 2.3%, to 5.3%, from 3.0% for the year ended December 31, 2009. The increase in selling expenses is primarily due to an increase in our promotional and conference activities as we continue our efforts in expanding our customer base into hospital and inoculation centers throughout the PRC.

General and administrative expenses. For the year ended December 31, 2010, our general and administrative expenses increased to $24,467,495, from $20,706,948 for the year ended December 31, 2009, a $3,760,547, or 18.2% increase. General and administrative expenses as a percentage of total sales increased by 0.1% to 17.5% for the year ended December 31, 2010 from 17.4% for the year ended December 31, 2009. The increase in general and administrative expenses is primarily due to the increases in legal expense, non-cash employee compensation, travel and general office expenses as we continue to our efforts to integrate our two main operating entities, as well as and inventory allowance, which were offset by the decrease in payroll. The increase in legal expense is due to the $598,114 settlement of a law suit with Henan Xintai and the $1,177,836 settlement of a law suit with Sin Kyung Ye. Non-cash employee compensation for the fiscal year ended December 31, 2010 increased by $2,279,502 to $2,341,783, from $62,281 for 2009, as a result of the amortization of the grant of stock options to our senior management staff in January, February and July of 2010.

Research and development expenses. For the years ended December 31, 2010 and 2009, our research and development expenses were $2,336,126 and $1,662,690, respectively, an increase of $673,436, or 40.5% . As a percentage of total sales, our research and development expenses for the years ended December 31, 2010 and 2009 were 1.7% and 1.4%, respectively. The increase in research and development expenses is primarily due to the cost associated with the development of two new products that are at the end of their respective development stage.

Change in fair value of derivative liabilities. For the years ended December 31, 2010 and 2009, we recognized a loss on the change in the fair value of derivative liabilities of $3,233,288 and $28,915,328, respectively. The recognized loss on the change in the fair value for the year ended December 31, 2010 is mainly due to our stock price increase from $12.08 to $16.39, which increased the fair value of derivative instruments, as of December 31, 2009 and December 31, 2010, respectively.

Interest expense (income), net. Our interest expense decreased by $1,859,581 to $2,682,482 for the year ended December 31, 2010, from $4,542,063 for the year ended December 31, 2009. Our interest income increased by $140,503 to $752,317 for the year ended December 31, 2010, from $611,814 for the year ended December 31, 2009. The decrease in interest expense is primarily due to our payment of a related party loan related to the acquisition of Dalin in the second quarter of 2010 and conversion of $4.9 million of our outstanding convertible notes in 2009 and 2010.

Income tax expense. Our provision for income taxes increased $3,595,192, or 35.9%, to $13,608,755 for the year ended December 31, 2010, from $10,013,563 for the year ended December 31, 2009. Our effective tax rate for the year ended December 31, 2010 was 20.7%, and effective tax rate for the year ended December 31, 2009 was 34.7% . The decrease in effective tax rate is mainly due to the decrease of $25.7 million in change in fair value of derivative liabilities that is not tax deductible. Among the increase in income taxes, $1.3 million is due to the dividend tax imposed by PRC tax authorities on dividends distributed by our two main operating entities to Taibang Biological during 2010.

Net income attributable to Company. Our net income attributable to Company increased by $29,334,757, or 1328.5%, to $31,542,883 for the year ended December 31, 2010, from $2,208,126 for the year ended December 31, 2009. Net income as a percentage of total sales was 22.6% and 1.9% for the years ended December 31, 2010 and 2009, respectively, as a result of the cumulative effect of the foregoing factors.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. As of December 31, 2011, we had $89,411,835 in cash, primarily consisting of cash on hand and demand deposits.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	38,469,919	38,787,226	50,300,987
Net cash used in investing activities	(7,127,252)	(15,851,475)	(6,860,454)
Net cash provided by (used in) financing activities	(10,076,504)	(14,278,870)	1,564,925
Effects of exchange rate change in cash	3,204,304	2,440,536	23,877
Net increase in cash and cash equivalents	24,470,467	11,097,417	45,029,335
Cash and cash equivalents at beginning of the year	64,941,368	53,843,951	8,814,616
Cash and cash equivalent at end of the year	89,411,835	64,941,368	53,843,951

Operating Activities

Net cash provided by operating activities was $38,469,919 for the year ended December 31, 2011, as compared to $38,787,226 and 50,300,987 for the years ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009, our net income was $31,383,355, $51,992,304 and $18,823,784, respectively. Our net non-cash operating expense was $24,883,612, $13,416,312 and $34,285,159, respectively, for the years ended December 31, 2011, 2010 and 2009.

Among the non-cash operating items for the years ended December 31, 2011,2010 and 2009, our depreciation and amortization expense was $7,648,469, $7,173,453 and $6,068,155, respectively, our stock compensation expense was $4,869,232, $2,341,783 and $62,281, respectively, the amortization of discount on convertible notes was $3,503,767, $1,590,740 and $100,253, respectively, and our income from change in fair value of derivative liabilities was $11,974,834 for the year ended 31 December 2011 and our expense from change in fair value of derivative liabilities was $3,233,288 and 28,915,328 for the years ended 31 December 2010 and 2009, respectively. Additionally, the impairment loss for goodwill and loss on abandonment and write-off of long-lived assets was $24,763,309 for the year ended December 31, 2011.

We had a net cash outflow of working capital of $17,797,048, $26,621,390 and $2,807,956 for the years ended December 31, 2011, 2010 and 2009, respectively. Among these cash outflows, the increase in inventory for the years ended December 31, 2011, 2010 and 2009 were $17,079,263, $16,026,215 and 12,456,975, respectively. The increase in inventory was a direct result of the implementation of the 90-day quarantine period by the PRC government, which caused a longer staging period for raw material plasma inventory. The increase in accounts receivable for the years ended December 31, 2011, 2010 and 2009 were $6,126,742, $7,820,523 and 1,510,430, respectively. As we increased our sales directly to end-users, such as hospitals and inoculation centers that have extended credit terms, we experienced a slower turn-over with our accounts receivable.

Investing Activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment and intangibles, and advances on non-current assets.

Net cash used in investing activities for the year ended December 31, 2011 was $7,127,252, as compared to $15,851,475 and $6,860,454 for the years ended December 31, 2010 and 2009. During the year ended December 31, 2011, we paid $7,968,870 for acquiring equipment for Shandong Taibang and for buildings and construction in progress at Guizhou Taibang. During the year ended December 31, 2010, we paid $1,476,781 to acquire a new Company, Ziguang Bio-tech Company, paid the final $2,599,215 payment for the acquisition of 90% equity in Dalin, $5,344,040 for equipment for Shandong Taibang and $6,444,110 for our plasma companies’ buildings and construction in progress in Guizhou Taibang.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2011 totaled $10,076,504, as compared to $14,278,870 and net cash provided by financing activities of $1,564,925 for the years ended December 31, 2010 and 2009, respectively. The net cash used in financing activities in 2011 was mainly due to a $10,847,200 repayment of a short-term bank loan, a $7,635,000 payment to acquire the remaining 10% interest in our 90% majority-owned subsidiary and a dividend payment of $10,489,504 to the noncontrolling interest shareholders, partly offset by cash provided by a new short-term loan totaling $18,595,200. The increase of the cash used in financing activities in 2010 was mainly attributable to the $10,446,179 dividend paid by our subsidiaries to the noncontrolling interest holder, repayment of a non-controlling shareholder loan of $3,683,377, repayment of short term bank loan of $7,397,000 and offset by short-term bank loans and proceeds from warrants exercises of $5,917,600 and $1,232,486, respectively.

Management believes that the Company has sufficient cash on hand and continuing positive cash inflow, from the sale of its plasma-based products in the PRC market, for its operations.

Obligations Under Material Contracts

The following table sets forth our material contractual obligations as of December 31, 2011:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Due to related parties	$2,764,205	$2,764,205	$-	$-	$-
Operating lease commitment	727,572	335,037	138,651	108,406	145,478
Total	$3,491,777	$3,099,242	$138,651	$108,406	$145,478

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

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles, or U.S. GAAP, requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the sales price is fixed or determinable and collectability is reasonably assured. The Company mainly sells human albumin and human immunoglobulin to hospitals, inoculation centers and pharmaceutical distributors. The Company requires a contract or purchase order which specify pricing, quantity and product specifications for all sales. Delivery of the product occurs when the product is received by the customer, which is when the risks and rewards of ownership have been transferred. Sales are presented net of any discounts given to customers. For the years ended December 31, 2011, 2010 and 2009, there was no significant sales return from the customers.

Fair Value Measurements

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

The fair values of the warrants outstanding as of December 31, 2011, 2010 and 2009 were determined based on the Binominal option pricing model, using the following key assumptions:

	December	December	December
	31, 2011	31, 2010	31, 2009
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.05%	0.43%	1.38%
Time to maturity (in years)	0.43	1.43	2.43
Expected volatility	80.0%	70.0%	130.0%
Fair value of underlying common shares (per share)	$10.46	$16.39	$12.08

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

Depending on the relationship and the creditability of the distributors, we generally grant a credit period of no longer than 90 days to distributors with some exceptions. For hospitals and clinics, we generally grant a credit period of no longer than 90 days with exceptions to customers that we believe are credit worthy up to 6 months. Due to recovery of bad debt that we previously provided an allowance, we had a bad debt credit of $0.02 million, $0.06 million and $0.01 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. Cost of work in progress and finished goods comprise direct materials, direct production costs and an allocation of production overheads based on normal operating capacity.

The Company reviews its inventory periodically for possible obsolete goods and cost in excess of net realizable value to determine if any reserves are necessary. As of December 31, 2011, 2010 and 2009, the Company wrote off $270,929, $451,761 and $519,333 relating to obsolete raw material plasma that may not qualify for production due to the 90-day quarantine period rules implemented by State Food and Drug Administration on July 1, 2008.

Stock-based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period.

The fair value of each option granted on May 9, 2008, July 24, 2008, January 7, 2010, February 4, 2010, July 11, 2010, January 1, 2011, February 1, 2011, February 27, 2011 and October 6, 2011 are estimated on the respective dates of grant using the Black-Scholes option pricing model with the following major assumptions:

Granted on	May 9,	July 24,	January 7,	February 4,	July 11,	January 1,	February 1,	February 27,	October 6,
	2008	2008	2010	2010	2010	2011	2011	2011	2011
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%	0%	0%
Risk-free interest rate	3.56%	3.56%	2.62%	2.29%	1.85%	2.01%	1.95%	2.16%	0.96%
Expected term (in years)	5	5	5	5	6.5	5	5	5	5
Expected volatility	59.4%	81.2%	130.0%	130.0%	135.0%	70.0%	70.0%	70.0%	65.0%

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock. The risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated term of the options. The expected dividend yield was based on the Company’s current and expected dividend policy. The weighted average grant date fair value of options granted during the year of 2011 was $8.95.

Impairment of Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company recognized a loss on abandonment and write off of long-lived assets of $6,603,028 for the year ended December 31, 2011 as described in Note 6 and Note 7 to our consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this report.

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material changes in interest rates for short-term bank loans renewed during the year ended December 31, 2011.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of December 31, 2011 would decrease net income before provision for income taxes by approximately $110,180 for the year ended December 31, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and majority of expenses are denominated in RMB. All of our assets are denominated in RMB, except certain cash balances. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates of our PRC’s subsidiaries. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of stockholder’s equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in banks as of December 31, 2011 and December 31, 2010 amounted to $88,957,826 and $64,443,316, respectively, $236,373 and $110,693 of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash in bank accounts.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 54.5% and 32.3% of the total sales for the year ended December 31, 2011, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in both products, our operating results could be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2011, 2010 and 2009 begins on page F-1 of this report.

Quarterly Financial Results

The following table sets forth certain unaudited financial information for each of the eight quarters ended December 31, 2011. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in this annual report and, in the opinion of management, include all adjustments necessary for the fair presentation of the results of operations for these periods. This information should be read together with our audited consolidated financial statements and the related notes included elsewhere in this annual report.

(All amounts in thousands of U.S. dollars)

	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2011	2011	2011	2011	2010	2010	2010	2010
Sales	$35,652	$41,304	$41,665	$34,471	$35,684	$36,004	$40,908	$27,099
Gross profit	25,234	27,529	29,153	25,159	24,860	25,735	31,849	20,300
Earnings before income tax expenses	8,014	(5,814)	25,992	14,091	768	22,290	24,656	17,887
Net income attributable to Company	4,635	(9,362)	16,600	6,309	(5,992)	13,801	13,003	10,731
Basic earnings per share	0.18	(0.37)	0.67	0.26	(0.25)	0.59	0.55	0.46
Diluted earnings per share	0.18	(0.37)	0.28	0.23	(0.19)	0.54	0.50	0.41

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Chao Ming Zhao, and our Chief Financial Officer, Mr. Y. Tristan Kuo, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, Mr. Zhao and Mr. Kuo concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation we determined that, as of December 31, 2011, our internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011 has been audited by our registered public accounting firm as stated in their report which is included in Part II, Item 9A of this form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
China Biologic Products, Inc.:

We have audited China Biologic Products, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China Biologic Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, China Biologic Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of China Biologic Products, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, and changes in equity, and cash flows for each of the years then ended, and our report dated March 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG
Hong Kong, China
March 12, 2012

Changes in Internal Controls over Financial Reporting

In Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, management identified ineffective review controls on the recognition of deferred tax liabilities and derivative instrument valuation, because of lack of resources with expertise in non-recurring transactions, which resulted in inadvertently omission of the fair value of embedded option in warrants and misinterpretation of U.S. GAAP regarding the recognition of deferred tax liabilities upon business combination. During fiscal 2011, we completed the remediation of this material weakness by acquiring services of third party consulting expertise in the area of derivative instrument valuation and independent tax accountant. In addition, we expanded the size of internal audit department and increased the frequency of internal control testing during the year ended December 31, 2011. We have also increased internal and external US GAAP training to our accounting personnel and strengthened the management review of financial reporting.

Other than the control improvements discussed above, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or as reasonably likely to materially affect , our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2011, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Part III is included in our Proxy Statement for our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 of Part III is included in our Proxy Statement for our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Part III is included in our Proxy Statement for our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Part III is included in our Proxy Statement for our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 of Part III is included in our Proxy Statement for our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 12, 2012

CHINA BIOLOGIC PRODUCTS, INC.

By: /s/ Chao Ming Zhao
Chao Ming Zhao
Chief Executive Officer

By: /s/ Yu-Yun Tristan Kuo
Yu-Yun Tristan Kuo
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chao Ming Zhao	Chief Executive Officer	March 12, 2012
Chao Ming Zhao	(Principal Executive Officer)

/s/ Yu-Yun Tristan Kuo	Chief Financial Officer	March 12, 2012
Yu-Yun Tristan Kuo	(Principal Financial and Accounting Officer)

/s/ Siu Ling Chan	Chairwoman of the Board	March 12, 2012
Siu Ling Chan

/s/ Sean Shao	Director	March 12, 2012
Sean Shao

/s/ David (Xiaoying) Gao	Director	March 12, 2012
David (Xiaoying) Gao

/s/ Tong Jun Lin	Director	March 12, 2012
Tong Jun Lin

/s/ Chong Yang Li	Director	March 12, 2012
Chong Yang Li

/s/ Bing Li	Director	March 12, 2012
Bing Li

/s/ Wenfang Liu	Director	March 12, 2012
Wenfang Liu

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONTENTS

Page
Reports of Independent Registered Public Accounting Firms	F-1 - F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Comprehensive Income	F-4
Consolidated Statements of Changes in Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-8 - F-31

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
China Biologic Products, Inc.:

We have audited the accompanying consolidated balance sheets of China Biologic Products, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Biologic Products, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Biologic Products, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 21 to the consolidated financial statements, Guizhou Taibang Biological Products Co., Ltd. (“Guizhou Taibang”), a subsidiary of China Biologic Products, Inc., is a defendant in a lawsuit brought by certain potential investors with respect to Guizhou Taibang’s failure to register their capital contributions in Guizhou Taibang with the local Administration for Industry and Commerce.

/S/ KPMG

Hong Kong, China
March 12, 2012

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

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
Current Assets
Cash	$89,411,835	$64,941,368
Accounts receivable, net of allowance for doubtful accounts	16,757,368	9,922,111
Accounts receivable - a related party	-	212,611
Inventories	71,338,590	52,300,447
Other receivables	2,594,461	2,727,110
Prepayments and prepaid expenses	1,591,696	855,338
Deferred tax assets	1,999,563	1,860,753
Total Current Assets	183,693,513	132,819,738

Property, plant and equipment, net	40,546,539	39,511,731
Intangible assets, net	6,520,671	14,559,020
Land use rights, net	5,487,343	4,701,450
Prepayments and deposits for property, plant and equipment	4,287,492	4,254,423
Goodwill	-	17,778,231
Equity method investment	8,357,017	7,297,201
Total Assets	$248,892,575	$220,921,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$11,018,000	$3,034,000
Accounts payable	4,996,463	4,392,772
Due to related parties	3,319,938	3,192,140
Other payables and accrued expenses	30,661,794	21,606,730
Advance from customers	4,365,523	3,560,018
Advance from customers – a related party	486,602	-
Income tax payable	5,373,633	6,659,805
Other taxes payable	2,189,913	2,146,868
Convertible notes	-	1,196,233
Derivative liabilities - embedded conversion option in convertible notes	-	14,561,661
Derivative liabilities - warrants	5,410,419	11,095,592
Total Current Liabilities	67,822,285	71,445,819
Other payable	343,477	333,008
Deferred tax liabilities	1,685,772	4,098,834
Total Liabilities	69,851,534	75,877,661

Stockholders’ Equity
Common stock: par value $.0001; 100,000,000 shares authorized; 25,601,125 and 24,351,125 shares issued and outstanding at December 31, 2011 and 2010	2,560	2,435
Additional paid-in capital	48,838,311	35,435,139
Retained earnings	73,920,811	55,739,101
Accumulated other comprehensive income	12,750,682	8,023,121
Total stockholders’ equity attributable to China Biologic Products, Inc.	135,512,364	99,199,796

Noncontrolling interest	43,528,677	45,844,337

Total Equity	179,041,041	145,044,133

Commitments and contingencies	-	-

Total Liabilities and Equity	$248,892,575	$220,921,794

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,	December 31,	December 31,
	2011	2010	2009

Sales
External customers	$152,848,726	$138,674,983	$118,293,137
Related party	243,563	1,020,434	705,018
Total sales	153,092,289	139,695,417	118,998,155

Cost of sales
External customers	45,841,438	36,793,775	32,544,743
Related party	176,223	157,374	77,165
Total cost of sales	46,017,661	36,951,149	32,621,908

Gross profit	107,074,628	102,744,268	86,376,247

Operating expenses
Selling expenses	14,595,794	7,372,348	3,529,242
General and administrative expenses	31,519,824	24,467,495	20,706,948
Research and development expenses	3,978,233	2,336,126	1,662,690
Impairment loss of goodwill	18,160,281	-	-
Loss on abandonment and write-off of long-lived assets	6,603,028	-	-

Income from operations	32,217,468	68,568,299	60,477,367

Other income/(expenses)
Equity in income of an equity method investee	1,858,171	1,070,241	566,984
Change in fair value of derivative liabilities	11,974,834	(3,233,288)	(28,915,328)
Interest expense, net	(3,313,656)	(1,930,165)	(3,930,249)
Other (expense)/income, net	(453,949)	1,125,972	638,573
Total other income/(expenses), net	10,065,400	(2,967,240)	(31,640,020)

Earnings before income tax expense	42,282,868	65,601,059	28,837,347

Income tax expense	10,899,513	13,608,755	10,013,563

Net income	31,383,355	51,992,304	18,823,784

Less: Net income attributable to the noncontrolling interest	13,201,645	20,449,421	16,615,658
Net income attributable to China Biologic Products, Inc.	$18,181,710	$31,542,883	$2,208,126

Net income per share of common stock:
Basic	$0.73	$1.34	$0.10
Diluted	$0.37	$1.30	$0.10
Weighted average shares used in computation:
Basic	25,028,796	23,586,506	21,754,911
Diluted	26,654,662	24,176,432	21,949,638

Net income	$31,383,355	$51,992,304	$18,823,784

Other Comprehensive income
Foreign currency translation adjustment, net of nil income taxes	6,846,721	5,177,515	524,027

Comprehensive income	38,230,076	57,169,819	19,347,811

Less: Comprehensive income attributable to the noncontrolling interest	15,320,805	21,831,352	17,071,446

Comprehensive income attributable to China Biologic Products, Inc.	$22,909,271	$35,338,467	$2,276,365

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated	Equity
			Additional		other	attributable
	Common stock		paid-in	Retained	comprehensive	to China Biologic	Noncontrolling
	Shares	Par value	capital	earnings	income	Products, Inc.	interest	Total equity

Balance as of January 1, 2009	21,434,942	$2,143	$10,099,743	$21,988,092	$4,159,298	$36,249,276	$4,805,381	$41,054,657

Net income	-	-	-	2,208,126	-	2,208,126	16,615,658	18,823,784
Other comprehensive income	-	-	-	-	68,239	68,239	455,788	524,027
Dividends declared by subsidiaries to noncontrolling interest	-	-	-	-	-	-	(8,955,392)	(8,955,392)
Acquisition of Dalin	-	-	-	-	-	-	21,525,059	21,525,059
Stock compensation	-	-	62,281	-	-	62,281	-	62,281
Common stock issued in connection with:
- Exercise of warrants	1,284,000	128	8,571,281	-	-	8,571,409	-	8,571,409
- Exercise of stock options	87,500	9	349,991	-	-	350,000	-	350,000
- Conversion of convertible notes	250,000	25	2,187,305	-	-	2,187,330	-	2,187,330
Balance as of December 31, 2009	23,056,442	$2,305	$21,270,601	$24,196,218	$4,227,537	$49,696,661	$34,446,494	$84,143,155

Net income	-	-	-	31,542,883	-	31,542,883	20,449,421	51,992,304
Other comprehensive income	-	-	-	-	3,795,584	3,795,584	1,381,931	5,177,515
Dividend declared by subsidiaries to noncontrolling interest	-	-	-	-	-	-	(10,446,179)	(10,446,179)
Acquisition of noncontrolling interests	-	-	-	-	-	-	12,670	12,670
Stock compensation	-	-	2,341,783	-	-	2,341,783	-	2,341,783
Common stock issued in connection with:
- Exercise of warrants	294,018	30	4,278,160	-	-	4,278,190	-	4,278,190
- Exercise of stock options	37,130	4	97,596	-	-	97,600	-	97,600
- Conversion of convertible notes	963,535	96	7,446,999	-	-	7,447,095	-	7,447,095
Balance as of December 31, 2010	24,351,125	$2,435	$35,435,139	$55,739,101	$8,023,121	$99,199,796	$45,844,337	$145,044,133

Net income	-	-	-	18,181,710	-	18,181,710	13,201,645	31,383,355
Other comprehensive income	-	-	-	-	4,727,561	4,727,561	2,119,160	6,846,721
Dividend declared by subsidiaries to noncontrolling interest	-	-	-	-	-	-	(14,766,400)	(14,766,400)
Acquisition of noncontrolling interests	-	-	(4,764,935)	-	-	(4,764,935)	(2,870,065)	(7,635,000)
Stock compensation	-	-	4,896,232	-	-	4,896,232	-	4,896,232
Common stock issued in connection with:
- Exercise of stock options	75,000	8	299,992	-	-	300,000	-	300,000
- Conversion of convertible notes	1,175,000	117	12,971,883	-	-	12,972,000	-	12,972,000
Balance as of December 31, 2011	25,601,125	$2,560	$48,838,311	$73,920,811	$12,750,682	$135,512,364	$43,528,677	$179,041,041

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,383,355	$51,992,304	$18,823,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,253,661	3,607,184	2,709,623
Impairment loss of goodwill	18,160,281	-	-
Loss on abandonment and write-off of long-lived assets	6,603,028	-	-
Amortization	3,394,808	3,566,269	3,358,532
Loss on sale of property, plant and equipment	166,934	120,224	224,548
Reversal of allowance for doubtful accounts, net	(19,611)	(57,624)	(13,089)
(Reversal of)/provision for doubtful accounts - other receivables and prepayments	(10,254)	475,346	280,796
Write-down of obsolete inventories	270,929	451,761	519,333
Deferred tax benefit, net	(2,595,103)	(1,101,171)	(1,552,661)
Stock compensation	4,896,232	2,341,783	62,281
Change in fair value of derivative liabilities	(11,974,834)	3,233,288	28,915,328
Amortization of deferred note issuance cost	91,945	258,753	247,199
Amortization of discount on convertible notes	3,503,767	1,590,740	100,253
Equity in income of an equity method investee	(1,858,171)	(1,070,241)	(566,984)
Change in operating assets and liabilities, net of acquisition in Dalin:
Accounts receivable – third parties	(6,343,922)	(7,837,681)	(1,707,714)
Accounts receivable – a related party	217,180	17,158	197,284
Other receivables	134,623	182,686	(1,744,794)
Inventories	(17,079,263)	(16,026,215)	(12,456,975)
Prepayments and prepaid expenses	(846,363)	(91,307)	(248,794)
Accounts payable	431,836	505,407	(58,467)
Other payables and accrued expenses	6,098,105	(596,938)	7,058,773
Accrued interest - noncontrolling interest shareholders	-	(2,086,010)	2,068,526
Advance from customers	661,327	(429,497)	274,768
Advance from customers – a related party	479,059	-	-
Income tax payable	(1,512,591)	(1,046,906)	2,943,767
Other taxes payable	(37,039)	787,913	865,670
Net cash provided by operating activities	38,469,919	38,787,226	50,300,987

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received	1,209,880	-	384,087
Acquisition of a subsidiary, net of cash acquired	-	(4,063,325)	1,573,079
Acquisition of equity method investment	-	-	(3,225,420)
Payment for property, plant and equipment	(7,968,870)	(10,313,432)	(3,522,768)
Payment for intangible assets and land use right	(424,971)	(1,474,718)	(2,106,203)
Proceeds from sale of property, plant and equipment	56,709	-	36,771
Net cash used in investing activities	(7,127,252)	(15,851,475)	(6,860,454)

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 31,
	2011	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants exercised	-	1,232,486	3,649,770
Proceeds from stock option exercised	300,000	97,600	350,000
Proceeds from issuance of convertible notes	-	-	8,967,516
Acquisition of noncontrolling interest	(7,635,000)	-	-
Repayment of former shareholders loan in a subsidiary	-	-	(2,841,302)
Proceeds from short term bank loans	18,595,200	5,917,600	13,536,688
Repayment of short term bank loans	(10,847,200)	(7,397,000)	(18,355,572)
Repayment of noncontrolling interest shareholder loan	-	(3,683,377)	(772,803)
Dividends paid by subsidiaries to noncontrolling interest shareholders	(10,489,504)	(10,446,179)	(2,969,372)
Net cash (used in)/provided by financing activities	(10,076,504)	(14,278,870)	1,564,925

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	3,204,304	2,440,536	23,877

NET INCREASE IN CASH	24,470,467	11,097,417	45,029,335

Cash at beginning of year	64,941,368	53,843,951	8,814,616

Cash at end of year	$89,411,835	$64,941,368	$53,843,951

Supplemental cash flow information
Cash paid for income taxes	$15,007,206	$15,756,832	$8,021,981
Cash paid for interest expense	$890,312	$810,643	$1,131,271
Noncash investing and financing activities:
Reclassification of warrant liability to paid-in capital upon warrants exercise	$-	$3,045,704	$4,921,639
Convertible notes conversion	$12,972,000	$7,447,095	$2,187,330
Distribution paid by offsetting accounts receivable - related party	$-	$-	$944,036
Distribution paid in exchange of noncontrolling interest shareholders loan	$-	$-	$3,665,250
Distribution paid by offsetting loan and interest due from holder of noncontrolling interest	$-	$-	$4,647,924
Net assets acquired with prepayments made in prior periods	$-	$-	$14,250,492
Net assets acquired with unpaid investment	$-	$-	$2,850,098
Transfer from prepayments and deposits to property, plant and equipment	$959,660	$1,078,348	$2,296,113
Land use right acquired with prepayments made in prior periods	$312,060	$-	$146,610
Acquisition of property, plant and equipment included in payables	$429,564	$2,605,583	$373,397

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 2010 AND 2009

NOTE 1 – ORGANIZATION BACKGROUND AND PRINCIPAL ACTIVITIES

China Biologic Products, Inc. (the “Company” or “CBP”, formerly known as “GRC Holdings, Inc.”) was originally incorporated in the State of Texas in 1989. On July 19, 2006, the Company and its then principle shareholders entered into a share exchange agreement (the “Exchange Agreement”) with Taibang Biological Ltd. (“Taibang Biological”, formerly known as “Logic Express Ltd.”), a privately held investment holding company incorporated on January 6, 2006 under the laws of the British Virgin Islands, and all the shareholders of Taibang Biological (the “Taibang Biological Shareholders”). Pursuant to the terms of the Exchange Agreement, the Taibang Biological Shareholders transferred to the Company all of their shares in exchange for 18,484,715 shares of the Company’s common shares (the “Share Exchange”). As a result of the Share Exchange, Taibang Biological became a wholly-owned subsidiary of the Company and the Taibang Biological Shareholders received approximately 96.1% of the Company’s issued and outstanding common shares. Immediately prior to the date of the Share Exchange, the Company was a publicly listed shell entity with no operations and, Taibang Biological, through its 82.76% owned subsidiary, Shandong Taibang Biological Products Co. Ltd. (“Shandong Taibang”), was engaged in the research, development, commercialization, manufacture and sale of human blood products primarily in the People’s Republic of China (the “PRC” or China). The Share Exchange was accounted for as a reverse recapitalization, equivalent to the issuance of stock by Taibang Biological for the net monetary assets of the Company accompanied by a recapitalization. After consummation of the Share Exchange, the Company converted into a Delaware corporation and changed its name to China Biologic Products, Inc. on January 10, 2007.

The Company, through its PRC subsidiaries, is a biopharmaceutical company that is principally engaged in the research, development, manufacturing and sales of plasma-based pharmaceutical products in the PRC. The PRC subsidiaries own and operate plasma stations that purchase and collect plasma from individual donors for a fee. The plasma is processed into finished goods after passing through a series of fractionating processes. All of the Company’s products are prescription medicines that require government approval before the products are sold to customers. The Company primarily sells its products to hospitals and inoculation centers directly or through distributors in the PRC.

On September 26, 2008, the Company, through Taibang Biological, entered into an equity purchase agreement with Guiyang Dalin Biologic Technologies Co. Ltd. (“Dalin”, formerly known as “Chongqing Dalin Biologic Technologies Co. Ltd.”), an investment holding company, and certain equity owners of Dalin, to acquire 90% equity interest of Dalin. The purchase consideration for the 90% equity interest in Dalin was RMB 194,400,000 (or approximately $28,479,600) in cash.

At the date of entering into the equity purchase agreement, Dalin held 54% equity interest in Guiyang Qianfeng Biological Products Co., Ltd. (“Qianfeng”), which subsequently changed its name to Guizhou Taibang Biological Products Co., Ltd. (“Guizhou Taibang”) on December 30, 2010. Guizhou Taibang is in compliance with the Good Manufacturing Practices certified by State Food and Drug Administration (“SFDA”) for the manufacturing, sale and distribution of Human Albumin, Human Immunoglobulin, Human Intravenous Immunoglobulin, Human Hepatitis B Immunoglobulin, Human Tetanus Immunoglobulin and Human Rabies Immune Globulin.

The Company completed the acquisition of a 90% equity interest in Dalin in January 2009. On December 28, 2009, the Company’s 90% equity interest in Dalin was transferred to Taibang Biotech (Shandong) Co., Ltd. (“Taibang Biotech”, formerly known as “Logic Management Consulting (China) Co., Ltd.”), a wholly owned subsidiary of the Company. The Company established Taibang Biotech in December 2009, for the purpose of being the holding company of the 90% equity interest in Dalin.

On August 5, 2010, Taibang Biotech established a wholly-owned subsidiary, Logic Taibang Biological Institute (Beijing), which subsequently changed its name to Taibang (Beijing) Pharmaceutical Research Institute Co., Ltd. (“Taibang Beijing”) on January 12, 2011. The registered capital of Taibang Beijing is $149,700 (RMB 1 million). Taibang Beijing is principally engaged in the research and development of plasma-based pharmaceutical products. The purpose of setting up Taibang Beijing is to coordinate the research and development activities of the Company’s PRC subsidiaries.

On January 13, 2010, Shandong Taibang acquired the remaining 20% equity interest in Fangcheng Plasma Company from the noncontrolling interest shareholder (see Note 21). Since the additional purchase of 20% equity interest did not result in a change of the Company’s control over Fangcheng Plasma Company, this transaction was accounted for as an equity transaction. After the acquisition, Fangcheng Plasma Company became a wholly-owned subsidiary of Shandong Taibang.

On July 8, 2010, Taibang Biotech entered into an equity purchase agreement with Shandong Taibang, to acquire 100% of the equity interest in Shandong Taibang Medical Company (“Taibang Medical”), a wholly-owned subsidiary of Shandong Taibang. The cash consideration of the 100% equity interest in Taibang Medical was RMB 6,440,000 (approximately $947,327). The transaction was completed on September 23, 2010. The purpose of this transaction is to effectively acquire the 17.24% equity interest in Taibang Medical indirectly held by the noncontrolling interest holder of Shandong Taibang, and to enable the Company to consolidate its resources in the sales and marketing of Shandong Taibang and Guizhou Taibang’s products. This transaction was accounted for as an equity transaction.

On November 11, 2010, the Company established Qianfeng Biological Science Company (“Qianfeng Biologic”) for the purpose of research and development of placenta based products. As of December 31, 2011, Qianfeng Biologic, which is a wholly-owned subsidiary of Guizhou Taibang, did not commence operations.

On January 4, 2011, Taibang Biotech entered into an equity transfer agreement (the “Equity Transfer Agreement”) with Shaowen Fan, a PRC individual. Pursuant to the Equity Transfer Agreement, Taibang Biotech agreed to acquire the remaining 10% noncontrolling interest in Dalin from Shaowen Fan for a purchase price of RMB 50 million (approximately $7,635,000). The transaction was completed on January 26, 2011 and Dalin became a wholly-owned subsidiary of Taibang Biotech. The carrying amount of noncontrolling interest in Dalin at time of the transaction was $2,870,065. The excess of the purchase price over the carrying amount of corresponding noncontrolling interest was recorded in additional paid-in capital.

On July 15, 2011, the Guizhou Provincial Health Department issued the revised “Plan for Guizhou Provincial Blood Collection Institutional Setting (2011-2014)”, which stipulates the number of counties that are permitted to set up plasma collection stations in Guizhou Province is limited to four counties (the “Guizhou Plan”). As a result of the implementation of the Guizhou Plan, the licenses of four plasma collection stations in Dan Zhai, Wei Ning, San Sui and Na Yong counties owned by Guizhou Taibang were not renewed after their respective plasma collection permits expired at the end of July 2011. The licenses of its plasma collection stations in Pu Ding and Huang Ping counties (locations permitted under the Guizhou Plan) were renewed until July 31, 2013. In addition, Guizhou Taibang’s inactive plasma collection station in Guizhou Province that was purchased from the government in 2007 is unlikely to obtain a license as planned, because it is in Zhengyuan County, a county not included in the Guizhou Plan.

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

Foreign Currency Translation

The accompanying consolidated financial statements of the Company are reported in US dollar. The financial position and results of operations of the Company’s subsidiaries in the PRC are measured using the Renminbi, which is the local and functional currency of these entities. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange during the period. Translation adjustments are included in other comprehensive income in the consolidated statements of comprehensive income.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the sales price is fixed or determinable and collectability is reasonably assured. The Company mainly sells human albumin and human immunoglobulin to hospitals, inoculation centers and pharmaceutical distributors. For all sales, the Company requires a contract or purchase order, which specify pricing, quantity and product specifications. Delivery of the product occurs when the customer receives the product, which is when the risks and rewards of ownership have been transferred. A signed customer acceptance form evidences delivery of the product. Sales are presented net of any discounts given to customers. For the years ended December 31, 2011, 2010 and 2009, there was no sales return from the customers.

Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements. ASC Subtopic 820-10 also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company has included these disclosures in Note 19 of the consolidated financial statements.

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand and demand deposits. The Company considers all highly liquid investments with original maturities of three-month or less at the time of purchase to be cash equivalents. As of December 31, 2011 and 2010, the Company maintained cash at banks in the following locations:

	December 31, 2011	December 31, 2010
PRC, excluding Hong Kong	$88,721,453	$64,332,623
Hong Kong	-	6,799
U.S.	236,373	103,894
Total	$88,957,826	$64,443,316

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, the customers’ financial condition, the amount of accounts receivables in dispute, the accounts receivables aging and customers’ payment patterns. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. Cost of work in progress and finished goods comprise direct materials, direct production costs and an allocation of production overheads based on normal operating capacity.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Buildings	30 years
Machinery and equipment	10 years
Furniture, fixtures, office equipment and vehicles	5-10 years

Equity method investment

Investment in an investee in which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method. Significant influence is generally presumed to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the board of directors and participation in policy-making processes, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the Company’s share of the investee’s results of operations is included in other income (expense) in the Company’s consolidated statements of comprehensive income. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization expense is recognized on the straight-line basis over the assets’ estimated useful life, as the pattern in which the economic benefits of the intangible assets are used up cannot be reliably determined. The estimated useful live is the period over which the intangible asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company has no intangible assets with indefinite useful lives. The estimate useful lives of intangible assets are as follows:

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized, but is instead tested for impairment. Goodwill is reviewed for impairment annually at reporting unit level in accordance with the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company determines it has one reporting unit, which is the Company as a whole. Fair value of the reporting unit is determined using the quoted market price of the Company’s common stock. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company performs its annual impairment review of goodwill at each December 31, and when a triggering event occurs between annual impairment tests. The Company recognized a goodwill impairment loss of $18,160,281 for the year ended December 31, 2011 as described in Note 9. No impairment of goodwill was recorded for the years ended December 31, 2010 and 2009.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2011, 2010 and 2009 were $3,978,233, $2,336,126 and $1,662,690, respectively. These expenses include the costs of the Company’s internal research and development activities.

Product Liability

The Company’s products are covered by two separate product liability insurances each with coverages of approximately $3,148,000 (RMB 20,000,000) for the products sold by Shandong Taibang and Guizhou Taibang, respectively. There were no product liability claims as of December 31, 2011 and 2010.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of comprehensive income in the period that includes the enactment date. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses.

Stock-based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period.

Impairment of Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company recognized a loss on abandonment and write-off of long-lived assets of $6,603,028 for the year ended December 31, 2011 as described in Note 6 and Note 7.

Net income per Share

Basic net income per share of common stock is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the period. Diluted net income per share of common stock reflects the potential dilution that would occur upon the exercise of outstanding warrants, options and the conversion of the convertible notes. Common share equivalents are excluded from the computation of the diluted net income per share of common stock when their effect would be anti-dilutive.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-05, Comprehensive income (Topic 220), Presentation of Comprehensive Income. ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company early adopted ASU 2011-05 in the year ended December 31, 2011.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Accounts receivable	$17,171,460	$11,160,751
Less: Allowance for doubtful accounts	(414,092)	(1,238,640)
Total	$16,757,368	$9,922,111

The activities in the allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the Years Ended
	December 31, 2011	December 31, 2010	December 31,2009

Allowance for doubtful accounts at beginning of year	$1,238,640	$1,254,955	$1,268,052
Charged to bad debt expense	-	4,684	18,737
Recoveries of amounts previously reserved	(19,611)	(62,308)	(31,826)
Written-off	(837,975)	-	-
Foreign currency translation adjustment	33,038	41,309	(8)
Allowance for doubtful accounts at end of year	$414,092	$1,238,640	$1,254,955

NOTE 4 – INVENTORIES

Inventories at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Raw materials	$29,403,776	$24,933,485
Work-in-process	21,385,806	15,262,139
Finished goods	20,549,008	12,104,823
Total	$71,338,590	$52,300,447

Raw materials are mainly comprised of the human blood plasma collected from the Company’s plasma stations. Work-in-process represented the intermediate products in the process of production. Finished goods mainly comprised human albumin, human immunoglobulin.

NOTE 5 – OTHER RECEIVABLES

Other receivables at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Advance to employees (1)	$1,212,615	$1,370,381
Dividends receivable	550,900	653,477
Deposits	627,584	403,702
Others	203,362	299,550
Total	$2,594,461	$2,727,110

(1)

In 2009, 107 employees of the Company entered into agreements with developers in two housing projects. According to these agreements, the employees placed deposits equal to 80% of the purchase price of the residential units in these two housing projects with the developers. To assist with their deposits, the Company entered into separate agreements with the employees and provided employee advances up to 50% of the purchase price of the residential units. The advances bear an annual interest rate of 4.59%. As of December 31, 2011, these two housing projects were still in construction stage. The Company expects the employees to settle these advances by the end of 2012.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Buildings	$25,296,828	$23,259,180
Machinery and equipment	29,891,291	27,028,171
Furniture, fixtures, office equipment and vehicles	6,445,851	5,441,115
Total property, plant and equipment, gross	61,633,970	55,728,466
Accumulated depreciation	(21,744,060)	(17,434,512)
Total property, plant and equipment, net	39,889,910	38,293,954
Construction in progress	656,629	1,217,777
Property, plant and equipment, net	$40,546,539	$39,511,731

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $4,253,661, $3,607,184 and $2,709,623, respectively. No interest was capitalized into construction in progress for the years ended December 31, 2011, 2010 and 2009. For the year ended December 31, 2011, the Company recognized loss on abandonment of property, plant and equipment of $1,410,379 as a result of the closure of the plasma collection stations of Guizhou Taibang, as disclosed in Note 1.

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Permits and licenses	10 years	$4,946,791	(1,562,105)	3,384,686
GMP certificate	5.8 years	2,504,990	(1,364,070)	1,140,920
Long-term customer-relationship	4 years	7,457,612	(5,593,209)	1,864,403
Others		233,030	(102,368)	130,662
Total		$15,142,423	(8,621,752)	6,520,671

	December 31, 2010
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Permits and licenses	10 years	$11,657,614	(2,483,386)	9,174,228
GMP certificate	5.8 years	2,414,275	(821,015)	1,593,260
Long-term customer-relationship	4 years	7,189,853	(3,549,236)	3,640,617
Others		218,093	(67,178)	150,915
Total		$21,479,835	(6,920,815)	14,559,020

Aggregate amortization expense for amortizing intangible assets was $3,270,131, $3,422,418 and $3,218,274, for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expenses for the next five years are $3,001,093 in 2012, $1,106,529 in 2013, $552,915 in 2014, $552,862 in 2015, and $535,656 in 2016. For the year ended December 31, 2011, the Company recognized loss on the write off of collection permits and licenses of $5,192,649 as a result of the closure of the plasma collection stations of Guizhou Taibang, as disclosed in Note 1.

NOTE 8 – LAND USE RIGHTS, NET

At December 31, 2011 and 2010, land use rights represented:

	December 31, 2011	December 31, 2010

Land use rights	$6,018,783	$5,091,592
Accumulated amortization	(531,440)	(390,142)
Land use rights, net	$5,487,343	$4,701,450

Aggregate amortization expense for land use right was $124,677, $143,851 and $140,258, for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 9 – GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2011, 2010 and 2009 is as follows:

	For the Years ended
	December 31,	December 31,	December 31,
	2011	2010	2009

Balance as of January 1	$17,778,231	$17,200,728	$-
Addition	-	-	17,203,983
Impairment loss	(18,160,281)	-	-
Foreign currency exchange difference	382,050	577,503	(3,255)
Balance as of December 31	$-	$17,778,231	$17,200,728

In accordance with FASB ASC Subtopic 350-20, Goodwill (“ASC 350-20”), goodwill is required to be tested for impairment annually and if an event or conditions occur that is more likely than not would cause the fair value of a reporting unit to be less than its carrying value.

The Company performs its annual goodwill impairment test on December 31 and when a triggering event occurs between annual impairment tests. As disclosed in Note 1, four active plasma stations of the Company were closed from August 1, 2011 as a result of a regulatory order. Following the closure, the Company revised its earnings guidance for the year of 2011 and experienced incremental decline in its stock price and market capitalization in the third quarter of 2011. Therefore the Company performed goodwill impairment test as of September 30, 2011 to identify if goodwill should be impaired.

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

The fair value of the reporting unit for step one was determined based on the quoted market price of the Company’s common stock. The first step of the impairment test concluded that the carrying value of the Company’s reporting unit exceeded its fair value. As a result, the Company performed the second step of the goodwill impairment test for its reporting unit. The Company determined that the implied fair value of goodwill was nil. Therefore, a goodwill impairment loss of $18,160,281 was recognized in the quarter ended September 30, 2011. No impairment was recognized in the years ended December 31, 2010 and 2009.

The testing of goodwill for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in the share price of its common stock and market capitalization.

NOTE 10 – EQUITY METHOD INVESTMENT

The Company’s equity method investment as of December 31, 2011 and 2010 represented 35% equity interest investment in Xi’an Huitian Blood Products Co., Ltd. (“Huitian”).

In October 2008, Shandong Taibang entered into an equity purchase agreement with one of the equity owners of Huitian (“Seller”) to acquire 35% equity interest in Huitian, for cash consideration of $6,454,800 (or RMB 44,000,000). In connection with this transaction, in October 2008, Taibang Biological entered into an entrust agreement (the “Entrust Agreement”) with Shandong Taibang and the noncontrolling interest holder of Shandong Taibang, pursuant to which, Taibang Biological would pay the cash consideration, including interest, of $6,502,901 to the Seller, and would bear the risks and benefits as a 35% equity owner in Huitian. In addition, Taibang Biological would pay Shandong Taibang $18,204 (or RMB 120,000) per year as compensation for the administrative costs of Shandong Taibang’s holding of the 35% equity interest in Huitian on behalf of Taibang Biological. Such amount paid and received is eliminated upon consolidation. Taibang Biological agreed to indemnify the noncontrolling interest holder of Shandong Taibang for any loss arising from the Entrust Agreement and has pledged the Company’s equity interest in Shandong Taibang as collateral against such loss.

The excess of cost over the Company’s share of net assets of equity method investees is $1,170,921 and $1,145,966 at December 31, 2011 and 2010, respectively. This equity method goodwill is not amortized; however, the investment is reviewed for impairment.

The unaudited financial information for Huitian as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 is as follows:

	December 31, 2011	December 31, 2010

Current assets	$15,356,410	$12,406,517
Non-current assets	10,253,314	10,312,678
Total assets	25,609,724	22,719,195
Current liabilities	4,747,481	4,825,668
Non-current liabilities	330,540	318,570
Total liabilities	5,078,021	5,144,238
Owners’ equity	20,531,703	17,574,957
Total liabilities and owners’ equity	$25,609,724	$22,719,195

	For the Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Net sales	$15,872,542	$10,729,345	$8,951,234
Earnings before income tax expense	6,200,032	3,694,582	2,100,164
Net income	5,309,059	3,057,831	1,619,951
Company’s share of net income	$1,858,171	$1,070,241	$566,984

NOTE 11 – SHORT-TERM BANK LOANS

The Company’s bank loans at December 31, 2011 and 2010 consisted of the following:

	Maturity	Annual	December 31,	December 31,
Loans	date	interest rate	2011	2010

Short-term bank loan, secured	March 21, 2011	5.84%	$-	$3,034,000
Short-term bank loan, secured(1)	March 22, 2012	6.06%	3,148,000	-
Short-term bank loan, unsecured	January 29, 2012	5.81%	1,574,000	-
Short-term bank loan, unsecured	January 29, 2012	6.06%	1,574,000	-
Short-term bank loan, unsecured	May 19, 2012	6.31%	4,722,000	-
Total			$11,018,000	$3,034,000

Interest expense totaling $705,426, $291,725 and $1,098,939 was incurred during the years ended December 31, 2011, 2010 and 2009, respectively.

The Company did not have any revolving line of credit as of December 31, 2011 and 2010.

(1) As of December 31, 2011, the secured loan was secured by the Company’s buildings with a net carrying amount of $1,644,480.

NOTE 12 – OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Payables to potential investors (1)	$8,259,232	$7,634,430
Salaries and bonuses payable	7,259,978	4,588,641
Accruals for selling commission and promotion fee	7,999,892	3,113,516
Dividends payable to non-controlling interest holders	4,344,240	-
Payable for construction work	429,564	2,605,583
Accruals for legal and penalties	-	857,899
Others	2,368,888	2,806,661
Total	$30,661,794	$21,606,730

(1)

The payables to potential investors comprise deposits received from potential strategic investors of $6,258,224 (or RMB 39,760,000) and $6,031,592 (or RMB 39,760,000) as of December 31, 2011 and 2010, respectively, and related interest on these deposits of $2,001,008 and $1,602,838 as of December 31, 2011 and 2010, respectively.

In 2007, Guizhou Taibang received an aggregate amount of RMB 50,960,000 (or $7,506,408) from certain potential strategic investors in connection with their subscription to purchase shares in Guizhou Taibang. The registration of the new investors as Guizhou Taibang’s shareholders and the related increase in registered capital of Guizhou Taibang with the Administration for Industry and Commerce are pending due to shareholders dispute as described in the legal proceeding section (see Note 21). During the year ended December 31, 2010, the Company refunded RMB 11,200,000 (or $1,699,040) to one of the potential investors.

NOTE 13 – INCOME TAX

The Company and each of its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Delaware in the U.S., and is subject to U.S. federal corporate income tax at gradual rates of up to 35%.

British Virgin Islands

Taibang Biological is incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands (BVI), Taibang Biological is not subject to tax on income or capital gains. In addition, upon payments of dividends by Taibang Biological, no British Virgin Islands withholding tax is imposed.

Hong Kong

Taibang Holdings (Hong Kong) Limited (“Taibang Holdings”, formerly known as “Logic Holdings (Hong Kong) Limited”) is incorporated in Hong Kong and is subject to Hong Kong’s profits tax rate of 16.5% for the years ended December 31, 2011, 2010 and 2009. Taibang Holdings did not earn any income that was derived in Hong Kong for the years ended December 31, 2011, 2010 and 2009. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax at 25% unless otherwise specified.

On February 12, 2009, Shandong Taibang received the High and New Technology Enterprise certificate from the Shandong provincial government. This certificate entitled Shandong Taibang to pay income taxes at a 15% preferential income tax rate for a period of three years from 2008 to 2010. On October 31, 2011, Shandong Taibang was issued a notice from the Shandong provincial government that the High and New Technology Enterprise qualification has been renewed for an additional three years from 2011 to 2013.

Guizhou Taibang was entitled to the preferential income tax rate of 15% under the 10-year Western Development Tax Concession, which ended in 2010. According to CaiShui [2011] No. 58 dated July 27, 2011, qualified enterprises located in the western regions of PRC are entitled to continue to pay income taxes at a preferential income tax rate of 15% effective retroactively from January 1, 2011. Management believes Guizhou Taibang is a qualified enterprise located in the western regions and therefore is subject to a preferential tax rate of 15% from 2011 to 2020.

The components of earnings (losses) before income taxes by jurisdictions are as follows:

	For the Years Ended
	December 31,	December 31,	December 31,
	2011	2010	2009

PRC, excluding Hong Kong	$42,616,865	$78,868,026	$63,888,439
U.S.	(1,403,437)	(11,948,208)	(32,201,127)
BVI	1,645,364	(474,777)	(778,293)
Hong Kong	(575,924)	(843,982)	(2,071,672)
Total	$42,282,868	$65,601,059	$28,837,347

Income tax expense for the years ended December 31, 2011, 2010 and 2009 represents PRC current income tax expense and deferred tax benefit:

	For the Years Ended
	December 31,	December 31,	December 31,
	2011	2010	2009

Current income tax expense	$13,494,616	$14,709,926	$11,566,224
Deferred tax benefit	(2,595,103)	(1,101,171)	(1,552,661)
	$10,899,513	$13,608,755	$10,013,563

Reconciliation between income tax expense and the amounts computed by applying the PRC statutory tax rate of 25% to earnings before income tax expense is as follows:

	For the Years Ended
	December 31,	December 31,	December 31,
	2011	2010	2009

Computed expected tax expense	$10,570,717	$16,400,263	$7,209,337
Non-taxable income	(957,791)	(215,874)	(19,035)
Non-deductible expenses:
Salary and welfare	51,575	429,134	434,323
Share-based compensation	1,664,719	796,206	21,176
Fair value change of derivatives	-	-	9,831,212
Convertible notes interest	-	-	102,683
Bad debt expense	-	887,320	-
Impairment loss on goodwill	4,540,070	-	-
Loss on write-off of long-lived assets	352,595	-	-
Others	237,497	752,722	497,394
Tax rate differential	671,657	(745,649)	(2,185,610)
Effect of change in tax rate on deferred tax	(776,497)	(721,584)	-
Effect of PRC preferential tax rate	(7,710,376)	(8,126,918)	(6,722,020)
Bonus deduction on research and development expenses	(502,122)	(175,210)	(124,702)
Change in valuation allowance	830,497	2,806,835	477,944
PRC dividend withholding tax	1,295,194	1,331,631	490,861
Tax effect of equity method investment	631,778	189,879	-
Income tax expense	$10,899,513	$13,608,755	$10,013,563

The PRC tax rate has been used because the majority of the Company’s consolidated pre-tax earnings arise in the PRC.

As of December 31, 2011 and 2010, significant temporary differences between the tax basis and financial statement basis of assets and liabilities that gave rise to deferred taxes were principally related to the following:

	December 31, 2011	December 31, 2010

Deferred tax assets arising from:
-Accrued expenses	$1,999,563	$1,860,753
-Derivative liabilities	1,839,542	5,881,778
-Tax loss carryforwards	5,328,444	2,575,574
Gross deferred tax assets	9,167,549	10,318,105

Less: valuation allowance	(7,167,986)	(8,457,352)
Net deferred tax assets	$1,999,563	$1,860,753

Deferred tax liabilities arising from:
- Intangible assets	924,527	3,458,903
- Property, plant and equipment	292,111	445,226
- Equity method investment	469,134	194,705
Deferred tax liabilities	$1,685,772	$4,098,834

Classification on consolidated balance sheets:

Deferred tax assets – current, net	$1,999,563	$1,860,753

Deferred tax liabilities - non-current, net	$1,685,772	$4,098,834

The deferred tax assets of $5,328,444 for tax loss carryforwards as of December 31, 2011, of which $1,571,284 and $3,757,160 relate to tax loss carryforwards of certain PRC subsidiaries and the Company, respectively. For PRC income tax purposes, certain of the Company’s PRC subsidiaries had tax loss carryforwards of $6,285,136, of which $1,118,311 and $5,166,825 would expire in December 2015 and 2016, respectively, if unused. For United States federal income tax purposes, the Company had tax loss carryforwards of approximately $11,050,469, of which $1,268,307, $614,982, $1,113,597, $1,405,718, $2,350,326 and $4,297,539 would expire on December 31, 2026, 2027, 2028, 2029, 2030 and 2031, respectively, if unused. In view of their cumulative losses positions, management determined it is more likely than not that deferred tax assets of these PRC subsidiaries and the Company will not be realized, and therefore full valuation allowances were provided as of December 31, 2011 and 2010. The increase in valuation allowance during the years ended December 31, 2011, 2010 and 2009 was $830,497, $2,806,835 and $477,944, respectively. Management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of the valuation allowances, as of December 31, 2011 and December 31, 2010.

According to the prevailing PRC income tax law and relevant regulations, dividends relating to earnings accumulated beginning on January 1, 2008 that are received by non-PRC-resident enterprises from PRC-resident enterprises are subject to withholding tax at 10%, unless reduced by tax treaties or similar arrangement. Dividends relating to undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. Further, dividends received by the Company from its overseas subsidiaries are subject to the U.S. federal income tax at 34%, less any qualified foreign tax credits. Due to the Company’s plan and intention of reinvesting its earnings in its overseas business, the Company has not provided for the related deferred tax liabilities on undistributed earnings of $103 million and $90 million as of December 31, 2011 and 2010, respectively. It is not practicable to estimate the amounts of unrecognized deferred tax liabilities thereof.

As of January 1, 2009 and for each of the years ended December 31, 2009, 2010 and 2011, the Company and its subsidiaries did not have any unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

The Company and each of its PRC subsidiaries file income tax returns in the United States and the PRC, respectively. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2007. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100,000 ($15,000). In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. The PRC tax returns for the Company’s PRC subsidiaries are open to examination by the PRC tax authorities for the tax years beginning in 2006.

NOTE 14 – CONVERTIBLE NOTES

	December 31, 2011	December 31, 2010

$9,554,140, 3.8% Senior Secured Convertible Notes	$9,554,140	$9,554,140
Less: portion of notes converted	(9,554,140)	(4,854,140)
unamortized discount	-	(3,503,767)
Convertible notes	$-	$1,196,233

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

The Company paid its placement agent a cash fee, representing 6.1% of the proceeds received in connection with the issuance of the Notes, and a 3-year warrant to purchase 93,750 shares of the Company’s common stock at an exercise price of $6.00 per share. The aggregate fee of $870,417 paid to the placement agent, including the fair value of the warrant issued, was deferred and amortized over the life of the Notes.

The Notes are secured by 3,000,000 shares of common stock of the Company held by Siu Ling Chan (“Ms. Chan”), the Company’s board of directors chairwoman and a principal shareholder of the Company, pursuant to the terms of a Guarantee and Pledge Agreement signed among the Company, the Investors and Ms. Chan. To induce Ms. Chan to enter into the Guarantee and Pledge Agreement with the Investors, the Company agreed to indemnify Ms. Chan for all damages, liabilities, losses and expenses of any kind (“Losses”), which may be sustained or suffered by Ms. Chan, arising out of or in connection with any enforcement action instituted by the Investors pursuant to the Guarantee and Pledge Agreement. The Company’s indemnification obligation is limited to Losses that arise as the result of any negligent or unlawful conduct of the Company that is caused unilaterally by the Company and is beyond Ms. Chan’s control in her capacity as a director of the Company, and will not exceed the market value of the pledged shares as of the closing of the transaction. On December 22, 2009, two of the Company’s Notes holders converted $1,000,000 of their Notes into an aggregate of 250,000 shares of the Company’s common stock. On January 13, 2010, these two Notes holders converted an additional $1,054,140 of their remaining Notes into an aggregate of 263,535 shares of the Company’s common stock. On November 10, 2010, another Notes holder converted $2,800,000 of Notes into an aggregate of 700,000 shares of the Company’s common stock. On June 10, 2011, two Notes holders converted $4,700,000 of their Notes into an aggregate of 1,175,000 shares of the Company’s common stock. As of December 31, 2011, all Notes were converted.

The terms of the Notes and Warrants include price adjustment provisions under which the conversion price for the Notes and the exercise price for the Warrants could be affected by future equity offerings undertaken by the Company. As a result, the embedded conversion option in the Notes and Warrants are not considered indexed to the Company’s own stock, and therefore are accounted for as derivatives. The economic characteristics and risks of the embedded conversion option in the Notes are not considered clearly and closely related to the economic characteristics and risks of the host debt contract. The embedded conversion option in the Notes met all of the characteristics of a derivative instrument pursuant to ASC Subtopic 815-10. In accordance with ASC Subtopic 815-15, the embedded conversion option in the Notes was separated from the host debt contract and accounted for as a derivative.

Total principal of the Notes in the amount of $9,554,140 was first allocated to the embedded conversion option in the Notes and to the Warrants based on their fair value on the issuance date of $6,552,505 and $3,826,896, respectively. As a result, the Company recognized an initial charge to income of $825,261 (see Note 15) for the amount by which the fair value of these liabilities exceeded the face amount of the Notes for the year ended December 31, 2009. All changes in the fair value of the embedded conversion option in the Notes and Warrants are recognized in the consolidated statements of comprehensive income until such time as the Notes are converted or redeemed and Warrants are exercised or expired.

The residual amount is allocated to the debt instrument in the amount of $0.01 and is accreted to the principal amount of the Notes using an effective annual interest rate of approximately 365% with the related interest expense recognized in the statements of comprehensive income. For the years ended December 31, 2011, 2010 and 2009, the interest expenses were $3,582,648, $1,849,493 and $302,010, respectively.

NOTE 15 – WARRANTS AND OPTIONS

Warrants

In connection with the issuance of the Notes (see Note 14), the Company issued warrants to purchase up to 1,194,268 and 93,750 shares of common stock of the Company to the Investors and placement agent, respectively.

The summary of warrant activities is as follows:

		Weighted	Average
	Warrants	Average	Remaining
	Outstanding	Exercise Price	Contractual Life

January 1, 2009	1,284,000	2.84	2.55
Granted	1,288,018	4.89	2.44
Exercised	(1,284,000)	2.84	1.80
December 31, 2009	1,288,018	4.89	2.44
Granted	-	-	-
Exercised-cash	(256,768)	4.80	1.44
Exercised-cashless	(93,750)	6.00	1.44
December 31, 2010	937,500	4.80	1.44
Granted	-	-	-
Exercised	-	-	-
December 31, 2011	937,500	4.80	0.44

During the year ended December 31, 2010, the placement agents executed cashless exercise of all the 93,750 placement agent warrants and received 37,250 shares of the Company’s common stock.

The fair values of the warrants outstanding as of December 31, 2011 and 2010 were determined based on the Binominal option pricing model, using the following key assumptions:

	December 31, 2011	December 31, 2010

Expected dividend yield	0%	0%
Risk-free interest rate	0.05%	0.43%
Time to maturity (in years)	0.43	1.43
Expected volatility	80.0%	70.0%
Fair value of underlying common shares (per share)	$10.46	$16.39

Changes in the management’s estimates and assumptions regarding the expected volatility and valuation of Company’s common stock could significantly impact the estimated fair values of the warrants determined under the Binominal option pricing model and, as a result, the net income and the net income attributable to the Company’s stockholders.

Change in fair value of derivative liabilities for the years ended December 31, 2009, 2010 and 2011 is set forth below:

		Increase/(decrease)
	Fair value	in fair value	Fair value at	Fair value at	Fair value
	at January	for the year ended	date of warrants	date of Notes	at December
	1, 2009	December 31, 2009	exercise	conversion	31, 2009

Embedded conversion option in the Notes	$6,552,505	$15,575,928	$-	$(2,168,288)	$19,960,145
Warrants issued to Investors	3,826,896	7,977,356	-	-	11,804,252
Warrants issued to placement agent	287,615	609,395	-	-	897,010
2006 Warrants	994,251	3,927,388	(4,921,639)	-	-
Loss upon issuance of the Notes (see Note 14)	-	825,261	-	-	-
Total	$11,661,267	$28,915,328	$(4,921,639)	$(2,168,288)	$32,661,407

		Increase/(decrease)
	Fair value	in fair value	Fair value at	Fair value at	Fair value
	at January	for the year ended	date of warrants	date of Notes	at December
	1, 2010	December 31, 2010	exercise	conversion	31, 2010

Embedded conversion option in the Notes	$19,960,145	$1,793,254	$-	$(7,191,738)	$14,561,661
Warrants issued to Investors	11,804,252	1,668,067	(2,376,727)	-	11,095,592
Warrants issued to placement agent	897,010	(228,033)	(668,977)	-	-
Total	$32,661,407	$3,233,288	$(3,045,704)	$(7,191,738)	$25,657,253

		Increase/(decrease)
	Fair value	in fair value	Fair value at	Fair value at	Fair value
	at January	for the year ended	date of warrants	date of Notes	at December
	1, 2011	December 31, 2011	exercise	conversion	31, 2011

Embedded conversion option in the Notes	$14,561,661	$(6,289,661)	$-	$(8,272,000)	$-
Warrants issued to Investors	11,095,592	(5,685,173)	-	-	5,410,419
Total	$25,657,253	$(11,974,834)	$-	$(8,272,000)	$5,410,419

Options

Effective May 9, 2008, the Board of Directors adopted the China Biologic Products, Inc. 2008 Equity Incentive Plan, or the 2008 Plan. The 2008 Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of five million (5,000,000) shares of the Company’s common stock may be issued pursuant to the 2008 Plan. The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than the fair market value per share on the grant date, except that, in the case of an incentive stock option granted to a person who holds more than 10% of the total combined voting power of all classes of the Company’s stock or any of its subsidiaries, the exercise price will be no less than 110% of the fair market value per share on the grant date. No more than an aggregate of 500,000 shares (or for awards denominated in cash, the fair market value of 5,000,000 shares on the grant date) may be subject to awards under the 2008 Plan to any individual participant in any one fiscal year. No awards may be granted under the 2008 Plan after May 9, 2018, except that any award granted before then may extend beyond that date.

On May 9, 2008, the Board of Directors granted options to certain directors and employees for the purchase of 937,500 shares of the Company’s common stock at an exercise price of $4.00 that vest immediately. These options expire on June 1, 2018.

On July 24, 2008, the Board of Directors granted options to three independent directors for the purchase of 60,000 shares of the Company’s common stock at an exercise price of $4.00, of which 30,000 shares vested on January 24, 2009 and the remaining 30,000 shares vested on July 24, 2009. These options expire on July 24, 2018.

On January 7, 2010, the Board of Directors granted options to one employee for the purchase of 50,000 shares of the Company’s common stock at an exercise price of $12.60 that vested immediately. These options expire on January 7, 2020.

On February 4, 2010, the Board of Directors granted options to a newly appointed director for the purchase of 20,000 shares of the Company’s common stock at an exercise price of $10.66, of which 10,000 shares vested on August 4, 2010 and the remaining 10,000 shares vested on February 4, 2011. These options expire on February 4, 2020.

On July 11, 2010, the Board of Directors granted options to four directors and certain employees for the purchase of 160,000 shares and 811,000 shares of the Company’s common stock at an exercise price of $12.26, respectively. These options vest in 12 equal quarters with an initial vesting date of October 11, 2010. These options expire on July 11, 2020.

On January 1, 2011, the Board of Directors granted options to each of the three independent directors for the purchase of 30,000 shares of the Company’s common stock at an exercise price of $16.39. These options vest in four equal quarters over twelve months with an initial vesting date of April 1, 2011. These options expire on January 1, 2021.

On February 1, 2011, the Board of Directors granted options to the Company’s president for the purchase of 25,000 shares of the Company’s common stock at an exercise price of $15.97. These options vest in four equal quarters over twelve months with an initial vesting date of May 1, 2011. These options expire on February 1, 2021.

On February 27, 2011, the Board of Directors granted options to each of the two new directors for the purchase of 20,000 shares of the Company’s common stock at an exercise price of $17.00, of which 10,000 shares vested on August 27, 2011 and the remaining 10,000 shares vested on February 27, 2012. These options expire on February 27, 2021.

On October 6, 2011, the Board of Directors granted options to a newly appointed director for the purchase of 20,000 shares of the Company’s common stock at an exercise price of $5.97, of which 10,000 shares vest on April 7, 2012 and the remaining 10,000 shares vest on October 7, 2012. These options expire on October 6, 2021.

The fair value of each option granted on May 9, 2008, July 24, 2008, January 7, 2010, February 4, 2010, July 11, 2010, January 1, 2011, February 1, 2011, February 27, 2011 and October 6, 2011 are estimated on the respective dates of grant using the Black-Scholes option pricing model with the following major assumptions:

Granted on	May 9,	July 24,	January 7,	February	July 11,	January 1,	February 1,	February 27,	October 6,
	2008	2008	2010	4, 2010	2010	2011	2011	2011	2011
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%	0%	0%
Risk-free interest rate	3.56%	3.56%	2.62%	2.29%	1.85%	2.01%	1.95%	2.16%	0.96%
Expected term (in years)	5	5	5	5	6.5	5	5	5	5
Expected volatility	59.4%	81.2%	130.0%	130.0%	135.0%	70.0%	70.0%	70.0%	65.0%

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock. The risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated term of the options. The expected dividend yield was based on the Company’s current and expected dividend policy. Changes in the management’s estimates and assumptions regarding the expected volatility and valuation of the Company’s common stock could significantly impact the estimated fair values of the share options determined under the Black-Scholes option pricing model and, as a result, the net income and the net income attributable to the Company’s stockholders. The weighted average grant date fair value of options granted was $8.95 and $10.70 during 2011 and 2010, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $635,250, $386,332 and $437,474, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company recorded stock compensation expense of $4,896,232, $2,341,783 and $62,281, respectively, in general and administrative expenses. As of December 31, 2011, approximately $5,379,040 of stock compensation expense with respect to non-vested stock-based awards is to be recognized over approximately 2.5 years. The options activity is as follows:

		Weighted	Average
	Options	Average Exercise	Remaining	Aggregate
	Outstanding	Price	Contractual Life	Intrinsic Value

January 1, 2010	910,000	$4.00	8.43	$7,352,800
Granted	1,041,000	12.25	9.22
Exercised - cash	(24,400)	4.00	7.42
Exercised - cashless	(20,000)	4.00	7.42
December 31, 2010	1,906,600	$8.50	8.55	$15,039,114
Granted	175,000	15.28	9.15
Exercised	(75,000)	4.00	6.41
Forfeited	(12,000)	12.26	8.53
December 31, 2011	1,994,600	$9.24	7.71	$5,197,076
Vested and expected to vest	1,994,600	$9.24	7.71	$5,197,076
Exercisable	1,366,433	$7.79	7.29	$5,107,276

During the year ended December 31, 2010, a holder of the share options executed cashless exercise of 20,000 share options and received 12,730 shares of common stock of the Company.

NOTE 16 – INTEREST EXPENSE (INCOME)

Interest expense (income), net for the years ended December 31, 2011, 2010 and 2009 comprised as following:

Interest expense (income), net

	For the Years Ended
	December 31, 2011	December 30, 2010	December 31, 2009

Interest expense – bank loans	$735,728	$291,725	$1,098,939
Interest expense – noncontrolling interest holder	-	-	2,068,897
Interest expense – potential investors	332,705	405,778	1,072,216
Interest expense – Notes	3,582,648	1,849,493	302,010
Interest expense – other	19,525	135,486	-
Interest income	(1,356,950)	(752,317)	(611,813)
Total	$3,313,656	$1,930,165	$3,930,249

NOTE 17 – STATUTORY RESERVES

The Company’s PRC subsidiaries are required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to its statutory surplus reserve until the reserve balance reaches 50% of respective registered capital. The accumulated balance of the statutory reserve as of December 31, 2011 and 2010 was $30,753,726 and $28,820,686, respectively.

NOTE 18 – BUSINESS COMBINATION

As disclosed under Note 1, on September 26, 2008, the Company entered into an equity purchase agreement with Dalin and certain equity owners of Dalin (“Equity Owners of Dalin”), to purchase 90% equity interest in Dalin, for cash consideration of RMB194,400,000 (approximately $28.9 million) (“Consideration”), payable in four installments. Dalin in turns held a 54% equity interest in Qianfeng and subsequently renamed as Guizhou Taibang on December 30, 2010. Pursuant to the equity purchase agreement (i) if the Company pays RMB 174,960,000 (approximately $25.6 million), representing 90% of the Consideration, on or before April 7, 2009, the Company will be entitled to share Dalin’s portion of the profit generated by Qianfeng starting from January 1, 2009, and (ii) if the Company fails to pay RMB174,960,000 on or before April 7, 2009, the profit generated by Qianfeng from January 1, 2009 until the day of payment of RMB174,960,000 will be shared by the Company and the Equity Owners of Dalin on a proportionate basis. In addition, the final installment, representing the 10% of the Consideration, should be paid on or before April 9, 2010 with interest accruing at 5.31% per annum.

The Company initiated payment of the third installment of the Consideration on April 7, 2009, in accordance with the instructions provided by Equity Owners of Dalin, which was subsequently paid on April 8 and April 14, 2009. The payment was deemed by Equity Owners of Dalin to have fulfilled the Company’s obligations under the equity purchase agreement. As a result, the Company was entitled to all the rights and privileges of a 90% shareholder in Dalin, including the right to receive its pro rata share of the profits generated by Dalin’s 54% owned subsidiary, Qianfeng, since January 2009. As disclosed in note 21, the Company’s effective equity interest in Qianfeng is subject to a possible dilution to as low as 41.3%, if potential investors of Qianfeng prevail in a lawsuit to obtain additional equity interests in Qianfeng, or to 52.45%, if the Company decides to ratify a dissenting Qianfeng shareholder’s request to register its additional capital infusion. The Company paid a substantial portion of the final installment, representing 10% of the Consideration, on April 9, 2010.

According to the equity purchase agreement, as amended, the Company can exercise its shareholder’s rights, as well as to take control over all the corporate seals and license of Dalin upon the payment of the second installment, which was paid by the Company on December 14, 2008. However, Dalin’s related voting power over its subsidiary, Qianfeng, was not transferred to the Company until the Company’s nominees gained control of the board of directors and the management positions of Qianfeng on January 16, 2009. The Company’s four nominees were elected to Qianfeng’s seven-member Board of Directors in a special meeting on January 16, 2009. In addition, on the same date, Qianfeng’s Board of Directors elected a new management team consisting of all Company’s appointees, including Chief Executive Officer, Executive Senior Vice President, Chief Financial Officer and Director of Sales. Therefore, the Company believes that January 16, 2009, the date on which the Company legally obtained control, acquired the assets, assumed the liabilities and became entitled to Dalin’s share of the profit generated by Qianfeng, as the acquisition date. The results of Dalin’s and its subsidiaries’ operations from January 1, 2009 through December 31, 2009 are included in the Company’s consolidated statements of comprehensive income.

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

The fair values of the assets acquired and liabilities assumed were determined by management with the assistance of an independent appraisal. The fair values of the assets acquired, liabilities assumed and noncontrolling interest were primarily estimated using a combination of income approach, cost approach and market approach valuation techniques. A goodwill of $17.2 million, representing the excess of the consideration and fair value of noncontrolling interest over the fair values assigned to assets acquired and liabilities assumed, was recognized at the acquisition date. The goodwill is mainly for the synergies and cost reduction expected to be achieved. The acquired goodwill is not deductible for tax purposes. The transaction costs of the acquisition were not material, and have been recorded in general and administrative expenses.

NOTE 19 – FAIR VALUE MEASUREMENTS

Management used the following methods and assumptions to estimate the fair value of financial instruments at the relevant balance sheet dates:

  Short-term financial instruments (including accounts receivables, other receivables, short-term loans, accounts payable, other payables and accrued expenses, accrued interest, and amounts due to related parties) – The carrying amounts of the short-term financial instruments approximate their fair values because of the short maturity of these instruments.

  Long-term other payable – The fair value of the Company’s long-term other payable is estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities. The carrying amounts of the long-term payable approximate their fair values.

  Derivative liabilities (the embedded conversion option in the Notes and Warrants) – The estimated fair values were determined by using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2011 and 2010.

		Fair Value Measurements Using:
		Quoted Prices
		in Active Markets	Significant
		for Identical	Other	Significant
		Financial Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
December 31, 2011	Total	Level 1	Level 2	Level 3
Liabilities at fair value:
Derivative liabilities— Warrants	$5,410,419	$-	$5,410,419	$-

December 31, 2010	Total	Level 1	Level 2	Level 3
Liabilities at fair value:
Derivative liabilities—embedded conversion option in the Notes	$14,561,661	$-	$14,561,661	$-
Derivative liabilities—Warrants	$11,095,592	$-	$11,095,592	$-

NOTE 20 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009

Human Albumin	$83,433,691	$67,069,080	$59,160,664
Immunoglobulin products:
Human Hepatitis B Immunoglobulin	7,298,062	10,622,455	3,462,979
Human Immunoglobulin for Intravenous Injection	49,482,514	47,952,716	43,748,854
Human Rabies Immunoglobulin	2,225,812	7,458,151	4,745,205
Human Tetanus Immunoglobulin	7,145,195	4,051,535	2,600,071
Human Immunoglobulin	-	1,037,429	2,159,246
Others	3,507,015	1,504,051	3,121,136
Totals	$153,092,289	$139,695,417	$118,998,155

The Company sells its human blood products to customers in China and India. The amount of human blood products sold to customers in India was less than 10% of total sales for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Total operating lease commitments for rental of offices and land use rights and buildings of the Company’s PRC subsidiaries as of December 31, 2011 is as follows:

Year ending December 31,
2012	$335,037
2013	83,976
2014	54,675
2015	54,675
2016	53,731
Years after	145,478
Total minimum payments required	$727,572

For the years ended December 31, 2011, 2010 and 2009, total lease expense amounted to $359,506, $216,943 and $172,922, respectively.

Legal proceedings

Bobai County Collection Station

In January 2007, the Company’s PRC subsidiary, Shandong Taibang, advanced $413,697 (RMB3.0 million) to Feng Lin, the 20% noncontrolling interest shareholder of Fang Cheng Plasma Company, an indirect majority owned subsidiary of the Company, for the purpose of establishing or acquiring a plasma collection station. Mr. Lin and Shandong Taibang intended to establish the Bobai Kangan Plasma Collection Co., Ltd. (“Bobai”) in Bobai County, Guangxi. On January 18, 2007, Shandong Taibang signed a letter of intent to acquire the assets of the Bobai Plasma Collection Station, which was co-owned by Mr. Lin and Mr. Keliang Huang. However, in January 2007, Hua Lan Biological Engineering Co., Ltd. (“Hua Lan”) filed suit in the District Court of Hong Qi District, Xin Xiang City, Henan Province, alleging that Feng Lin, Keliang Huang and Shandong Taibang established and/or sought to operate the Bobai Plasma Collection Station using a permit for collecting and supplying human plasma in Bobai County, that was originally granted to Hua Lan by the government of the Guangxi region, without Hua Lan’s permission. The establishment and registration of Bobai was never realized as a result of this law suit. On January 29, 2007, on Hua Lan’s motion, the District Court entered an order to freeze funds in the amount of approximately $386,100 (RMB3,000,000) held by the defendants in the case, including approximately $65,750 (RMB500,000) in funds held in Shandong Taibang’s bank account in Tai’an City. A hearing was held on June 25, 2007 and judgment was entered against the defendants along with a $226,780 (RMB1,700,000) joint financial judgment. The Company appealed the District Court judgment to the Xinxiang City Intermediate Court. In November 2007, the Xinxiang City Intermediate Court affirmed the judgment against the three defendants and increased the amount of the joint financial judgment to approximately $405,954 (RMB3,000,000).

In January 2008, Hua Lan enforced the judgment granted by the Xinxiang City Intermediate Court to freeze the Company’s bank accounts. Shandong Taibang filed a separate action against Hua Lan before the Tai’an City District Court to seek recovery of any losses in connection with Hua Lan’s claim and to request that the Tai’an City District Court preserve Hua Lan’s property or freeze up to approximately $411,300 (RMB 3 million) of Hua Lan’s assets to secure the return of such funds to the Company. The matter is currently pending before the Intermediate Court of Tai’an City. Pending the outcome of the proceedings, Shandong Taibang increased its loss contingency reserve during its fourth quarter of 2007 from approximately $75,593 (RMB566,667) to $133,400 (RMB1,000,000) to cover its share of the enforcement of this judgment. During the fourth quarter of 2008, full amount of the judgment, including Feng Lin and Keliang Huang’s portions of the judgment and the related fees, of approximately $456,222 (RMB3,109,900) was withdrawn from Shandong Taibang’s account. The Company recorded Feng Lin and Keliang Huang’s portion of the judgment, of approximately $304,143 (RMB2,073,234), as receivable as a result of the withdrawal. As of December 31, 2008, the Company determined that it is unlikely that the Company will be able to recover such receivable from those two individuals and wrote off the receivable as bad debt expense. In January 2010, Feng Lin transferred his 20% equity in Fang Cheng Plasma Company as a repayment for such receivable he owed to the Company. As a result, the Company is now the indirect 100% owner of the Fang Cheng Plasma Company.

In October 2009, Shandong Taibang appealed to the High Court of Henan Province requesting the court to reverse judgments from the Hong Qi District Court based on Shandong Taibang’s belief that Hua Lan’s involvement in Bobai was in violation of PRC Blood Products Regulations since Hua Lan did not invest, as Shandong Taibang did, in Bobai as required by the Regulation. The Company is awaiting the judgment of the Henan High Court as of the date of this report. In light of the foregoing, it is unlikely that the Company’s plan acquisition of the assets of Bobai will go forward.

Dispute among Guizhou Taibang Shareholders over Raising Additional Capital

On May 28, 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from private strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang equity interests at RMB2.80 per share. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority holder of Guizhou Taibang’s shares, the Guizhou Jie’an Company, or Jie’an, did not support the plan and did not agree to waive its right of first refusal. On May 29, 2007, the majority shareholders caused Guizhou Taibang to sign an Equity Purchase Agreement with certain investors, pursuant to which the investors agreed to invest an aggregate of RMB50,960,000 (approximately $7,475,832) in exchange for 18,200,000 shares, or 21.4%, of Guizhou Taibang’s equity interests. At the same time, Jie’an also subscribed for 1,800,000 shares, representing its 9% pro rata share of the 20,000,000 shares being offered. The proceeds from all parties were received by Guizhou Taibang in accordance with the agreement.

In June 2007, Jie’an brought suit in the High Court of Guizhou province, China, against Guizhou Taibang and the three other original Guizhou Taibang shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie’an alleged that it had a right to acquire the shares waived by the original Guizhou Taibang shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie’an and sustained the Equity Purchase Agreement. On November 2008, Jie’an appealed the Guizhou High Court judgment to the People’s Supreme Court in Beijing. On May 13, 2009, the People’s Supreme Court sustained the original ruling and denied the rights of first refusal of Jie’an over the additional shares waived by the original Guizhou Taibang’s shareholders. The registration of the new investors as Guizhou Taibang’s shareholders and the related increase in registered capital of Guizhou Taibang with the Administration for Industry and Commerce are still pending. On January 27, 2010, the strategic investors brought suit in the High Court of Guizhou Province against Guizhou Taibang alleging Guizhou Taibang’s failure to register their equity interest in Guizhou Taibang with the local Administration for Industry and Commerce (“AIC”) and requesting the distribution of their share of Guizhou Taibang’s dividends. Dalin was also joined as a co-defendant as it is the majority shareholder and exercises control over Guizhou Taibang’s day-to-day operations. The Company does not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, the Company believes that the Equity Purchase Agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment. In the event that Guizhou Taibang is required to return their original investment amount to the strategic investors, Guizhou Taibang has set aside the strategic investors’ initial fund along with RMB12,203,280 (approximately $1,920,796) in accrued interest, and RMB509,600 (approximately $80,212) for the 1% penalty imposed by the agreement for any breach as of December 31, 2011. If strategic investors prevail in their suit, Dalin’s interests in Guizhou Taibang could be reduced to approximately 41.3% . The High Court of Guizhou heard the case on April 8, 2010 and encouraged, and accepted by both parties, to settle the dispute outside the court but both parties failed to reach a mutual agreeable term.

On October 14, 2010, the High Court of Guizhou ruled in favor of the Company and denied the strategic investors’ right as shareholders of Guizhou Taibang, as well as their entitlement to the dividends. In light of the Guizhou ruling, in November 2010 the Company returned the proceeds in the amount of RMB 11,200,000 (approximately $1,699,040) to one of the strategic investors. On October 26, 2010, the other strategic investors appealed to, and subsequently accepted by, the PRC Supreme Court in Beijing on the ruling. On October 9, 2011, the PRC Supreme Court overruled the decision of the High Court of Guizhou and remanded the suit to the High Court of Guizhou for retrial. On December 29, 2011, High Court of Guizhou accepted the case for retrial. On January 5, 2012, the strategic investors re-filed their case to the High Court of Guizhou requesting, in addition to the share distribution, the distribution of dividends and interest in the amount of RMB 18,349,345 (approximately $2,888,187) and RMB 2,847,000 (approximately $448,118), respectively. The Company is awaiting the hearing as of the date of this report.

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital infusion with the local AIC, pursuant to the Equity Purchase Agreement, and such request was approved by the majority shareholders of Guizhou Taibang in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the outcome of the ongoing litigations. If the Company decides to ratify the approval, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits from the prior 4.5 years.

Guizhou Taibang’s Guarantee to a Third Party

In 2007, as a condition to purchase Huang Ping Plasma Station, Guizhou Taibang entered into an agreement with Guizhou Zhongxin Investment Company, or Zhongxin, in which Guizhou Taibang agreed to repay Zhongxin’s debt out of Guizhou Taibang’s payables to Zhongxin arising from plasma purchased from Zhongxin. In the same agreement, Guizhou Taibang also delivered a guarantee to the Huang Ping County Hospital, the former co-owner of the Huang Ping Plasma Station, that it would pay RMB3,074,342 (approximately, $451,006) in debt that Zhongxin owed to the hospital. On June 1, 2009, Huang Ping Hospital brought suit, in the Huang Ping County People’s Court of Guizhou Province, against Zhongxin for non-payment of its payables and debt due to Huang Ping Hospital and against Guizhou Taibang as the guarantor. On November 2, 2009, the court ruled in favor of the plaintiff and Guizhou Taibang as the guarantor became obligated to repay the Zhongxin’s debt to the Huang Ping Hospital on behalf of Zhongxin. In October 2009, Guizhou Taibang appealed to the Middle Court of Kaili District in Guizhou Province which sustained the original judgment on April 8, 2010. Under the Equity Transfer Agreement pursuant to which the Company acquired a 90% interest in Dalin, the sellers will be responsible, based on their pro rata equity interest in Guizhou Taibang, for damages incurred by Guizhou Taibang from Zhongxin’s debt and that they will repay Dalin their pro rata share of payments made by Guizhou Taibang to creditors in connection with Zhongxin’s debt within 10 days after payment by Guizhou Taibang. The RMB3,074,342 contingent liability and proportionate share of the liability to be recovered from the sellers were properly reflected in the financials as of December 31, 2009. On December 31, 2010, Guizhou Taibang brought suit against Zhongxin in the Intermediate Court of Guiyang City, to recover the full judgment amount of RMB3,074,342 plus court fee of RMB32,340 that Guizhou Taibang has already paid on behalf of Zhongxin.

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

NOTE 22 – RELATED PARTY TRANSACTIONS

The material related party transactions undertaken by the Company with related parties for the years ended December 31, 2011 and 2010 are presented as follows:

Assets	Purpose	December 31, 2011	December 31, 2010
Accounts receivable – related party(1)	Processing fees /sales	$-	$212,611

Liabilities	Purpose	December 31, 2011	December 31, 2010

Other payable – related parties(2)	Loan	$2,277,603	$2,195,123
Other payable – related parties(3)	Contribution	$1,042,335	$997,017
Advance from customers – a related party(1)	Sales	$486,602	$-

(1) Guizhou Taibang provides processing services for Guizhou Eakan Co., Ltd. (“Guizhou Eakan”), the affiliate of one of Guizhou Taibang’s noncontrolling interest holders. The Company’s total processing services income from Guizhou Eakan amounted to $243,563, $499,128 and $705,018 for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, Guizhou Taibang made sales to Guizhou Eakan, amounting to $nil, $521,306 and $nil for the years ended December 31, 2011, 2010 and 2009, respectively. During the year ended December 31, 2011, Guizhou Taibang had signed a sales contract with Guizhou Eakan and received $486,602 (RMB 3,091,499) in advance for the product Placenta Polypeptide that has not yet been delivered.

(2) Guizhou Taibang has payables to Guizhou Eakan Investing Corp., amounting to approximately $2,277,603 (RMB14,470,160). Guizhou Eakan Investing Corp. is one of the noncontrolling interest holders of Guizhou Taibang. The Company borrowed this interest free advance for working capital purpose for Guizhou Taibang. The balance is due on demand.

(3) Guizhou Taibang has payables to Jie’an, a noncontrolling interest holder of Guizhou Taibang, amounting to approximately $1,042,335 (RMB 6,622,205). In 2007, Guizhou Taibang received additional contributions from Jie’an of $962,853 to maintain Jie’an’s equity interest in Guizhou Taibang at 9%. However, due to a legal dispute among shareholders over raising additional capital as discussed in the legal proceeding section (see Note 21), the contribution is subject to be returned to Jie’an. During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital contribution with the local Administration for Industry and Commerce, pursuant to the equity purchase agreement, and such registration was approved by the majority shareholders of Guizhou Taibang in a shareholders’ meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the completion of the ongoing litigations. If the Company decided to ratify the approval, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an will be entitled to receive its pro rata share of Guizhou Taibang’s profits from the prior 4.5 years.

NOTE 23 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share of common stock for the periods indicated:

	For the Years Ended
	December 31,	December 30,	December 31,
	2011	2010	2009

Numerator used in basic net income per share of common stock:
Net income attributable to China Biologic Products, Inc.	$18,181,710	$31,542,883	$2,208,126
Interest on the Notes	3,582,648	-	-
Change in fair value of embedded conversion option in the Notes	(6,289,661)	-	-
Change in fair value of warrants issued to Investors and placement agent	(5,685,173)	(228,033)	-
Numerator used in diluted net income per share of common stock	$9,789,524	$31,314,850	$2,208,126

Weighted average shares:

	For the Years Ended
	December 31, 2011	December 30, 2010	December 31, 2009

Basic	25,028,796	23,586,506	21,754,911
Effect of dilutive common share equivalents:
Diluted effect of the Notes	515,068	-	-
Diluted effect of warrants issued to Investors	551,686	-	-
Diluted effect of placement agent warrants	-	8,472	-
Diluted effect of stock options	559,112	581,454	194,727

Diluted	26,654,662	24,176,432	21,949,638

Net income per share of common stock - basic	$0.73	$1.34	$0.10
Net income per share of common stock - diluted	$0.37	$1.30	$0.10

During the year ended December 31, 2011, 1,164,000 options with an average exercise price of $12.84 were excluded from the calculation of diluted net income per share of common stock since they are antidilutive.

During the year ended December 31, 2010, the Subscribed Securities and 1,021,000 options at an average exercise price of $12.43 were excluded from the calculation of diluted net income per share of common stock since they are antidilutive.

During the year ended December 31, 2009, both the Subscribed Securities and all of the warrants were excluded from the calculation of diluted net income per share of common stock since they are antidilutive.

NOTE 24 – CONCENTRATIONS AND CREDIT RISKS

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

The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for its bank accounts located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for its bank accounts located in Hong Kong. Cash balances maintained at financial institutions or state-owned banks in the PRC are not covered by insurance. Total cash in banks as of December 31, 2011 and 2010 amounted to $88,957,826 and $64,443,316, respectively, of which $236,373 and $110,693 are covered by insurance, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on its cash in bank accounts.

The Company’s major product, human albumin: 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml and 10%/50ml, accounted for 54.5%%, 48.0% and 49.7% of the total sales for the years ended December 31, 2011, 2010 and 2009, respectively. If the market demands for human albumin cannot be sustained in the future or if the price of human albumin decreases, the Company’s operating results could be adversely affected.

All of the Company’s customers are located in the PRC and India. As of December 31, 2011 and 2010, the Company had no significant concentration of credit risk. There were no customers that individually comprised 10% or more of the sales during the years ended December 31, 2011, 2010 and 2009. No individual customer represented 10% or more of trade receivables at December 31, 2011 and 2010. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There were two vendors that individually comprised 10% or more of the Company’s total purchase during the year ended December 31, 2011, one vendor that individually comprised 10% or more of the Company’s total purchase during the year ended December 31, 2010 and two vendors that individually comprised 10% or more of the Company’s total purchase during the ended December 31, 2009. There was one individual vendor that represented more than 10% of accounts payables at December 31, 2011 and 2010, respectively.

NOTE 25 – CHINA BIOLOGIC PRODUCTS, INC. (PARENT COMPANY)

The following represents condensed unconsolidated financial information of the Parent Company only:

Condensed Balance Sheets

	December 31, 2011	December 31, 2010

Cash	$236,373	$103,894
Prepayments and prepaid expenses	66,821	126,555
Property, plant and equipment, net	9,195	11,644
Investment in and amounts due from subsidiaries	144,641,845	130,004,635
Total Assets	144,954,234	130,246,728

Other payables and accrued expenses	4,031,451	4,193,446
Convertible notes	-	1,196,233
Derivative liabilities-embedded conversion option in the Notes	-	14,561,661
Derivative liabilities- Warrants	5,410,419	11,095,592
Total Liabilities	9,441,870	31,046,932

Total Equity	135,512,364	99,199,796

Total Liabilities and Equity	$144,954,234	$130,246,728

Condensed Statement of Income:

	For the Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009

Equity in income of subsidiaries	$19,848,119	$43,680,970	$34,409,253
General and administrative expenses	(9,669,494)	(6,667,836)	(2,975,114)
Other expenses	(3,708,776)	(2,047,084)	(310,685)
Change in fair value of derivative liabilities	11,974,834	(3,233,288)	(28,915,328)
Profit before income tax expense	18,444,683	31,732,762	2,208,126
Income tax expense	(262,973)	(189,879)	-
Net Income	$18,181,710	$31,542,883	$2,208,126

Condensed Statement of Cash Flows:

	For the Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009

Net cash provided by operating activities	$(165,551)	$86,060	$-
Net cash used in investing activities	(1,970)	-	-
Net cash used in financing activities	300,000	(12,441)	-
Net increase in cash	132,479	73,619	-
Cash at beginning of year	103,894	30,275	30,275
Cash at end of year	$236,373	$103,894	$30,275

EXHIBIT INDEX

Exhibit No.	Description
2.1

Share Exchange Agreement between the Company, Logic Express Limited and the selling stockholders signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 2 of the registration statement on Form SB-2 filed by the Company on September 5, 2007)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the registration statement on Form SB-2 filed by the Company on September 5, 2007)
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the annual report on Form 10-K filed by the Company on March 31, 2009)
4.1	Form of Registration Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Company on June 5, 2009).
4.2	Form of 3.8% Convertible Senior Secured Note due 2011 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by the Company on June 5, 2009).
4.3	Form of Warrant (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by the Company on June 5, 2009)
10.1	China Biologic Products, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on May 13, 2008)
10.2	Form of Stock Option Award Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by the Company on May 13, 2008)
10.3

Group Secondment Agreement, dated October 28, 2002, between Shandong Taibang Biological Products Co., Ltd. and the Shandong Institute (English Translation) (incorporated by reference to Exhibit 10.1 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.4

Amended and Restated Joint Venture Agreement, between Logic Express Limited and the Shandong Institute, dated as of March 12, 2006 (English Translation) (incorporated by reference to Exhibit 10.2 of the registration statement on Form SB-2 filed by the Company on September 5, 2007)

10.5

Letter of Intent for Equity Transfer, between Logic Express Limited and the Shandong Institute, dated as of June 10, 2006 (English Translation) (incorporated by reference to Exhibit 10.3 of the registration statement on Form SB-2 filed by the Company on September 5, 2007)

10.6

Joint Venture and Cooperation Agreement between Mr. Fan Qingchun, Shandong Taibang Biological Products Co., Ltd. and Shaanxi Power Construction Corporation, dated September 12, 2008 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on October 16, 2008)

10.7

Agreement on Equity Transfer, Acquisition, Joint Venture and Cooperation, among Shandong Taibang Biological Products Co., Ltd., Shaanxi Power Construction Corporation and Mr. Fan Qingchun, dated September 12, 2008 (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the Company on October 16, 2008)

10.8

(Shareholder) Agreement among Shandong Taibang Biological Products Co., Ltd., Logic Express Limited and Biological Institute dated September 12, 2008 (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K, filed by the Company on October 16, 2008)

10.9

Equity Transfer Agreement, dated September 26, 2008, among Logic Express Limited, Chongqing Dalin Biologic Technologies Co., Ltd. and certain shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on October 2, 2008)

10.10

Equity Transfer Agreement, between Shandong Taibang Biological Products Co., Ltd. and Mr. Fan Qingchun, dated October 10, 2008 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on October 16, 2008)

10.11

Supplemental Agreement, dated November 3, 2008, among Logic Express Limited, Fan Shaowen, as representative of the shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. and Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on November 7, 2008)

Exhibit No.	Description
10.12

Second Supplemental Agreement, dated November 14, 2008, among Logic Express Limited, Fan Shaowen as representative of the shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. and Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to exhibit 10.3 of the current report on Form 8-K filed by the Company on November 20, 2008)

10.13

Amended Equity Transfer Agreement, dated December 12, 2008, among Logic Express Limited, Chongqing Dalin Biologic Technologies Co., Ltd., and certain shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to exhibit 10.4 of the current report on Form 8-K filed by the Company on December 18, 2008)

10.14

Equity Transfer and Entrustment Agreement, dated April 6, 2009, among Logic Express, Shandong Taibang Biological Products Co., Ltd. and the Shandong Institute of Biological Products (English Translation) (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed by the Company on April 13, 2009)

10.15

Raw Plasma Supply Agreement, between Shandong Taibang Biological Products Co., Ltd. and Qi He Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.4 of the registration statement on Form SB-2 filed by the Company on September 5, 2007)

10.16

Raw Plasma Supply Agreement, between Shandong Taibang Biological Products Co., Ltd. and the Xia Jin Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.5 of the registration statement on Form SB-2 filed by the Company on September 5, 2007)

10.17

Raw Plasma Supply Agreement, between Shandong Taibang and the Zhang Qiu Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.6 of the registration statement on Form SB-2 filed by the Company on September 5, 2007)

10.18

Plasma Processing Agreement, between Shandong Taibang Biological Products Co., Ltd. and Qi He An Tai Plasma Collection Co., Ltd., dated as of January 2, 1007 (English Translation) (incorporated by reference to Exhibit 10.9 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.19

Plasma Processing Agreement, between Shandong Taibang Biological Products Co., Ltd. and the Xia Jin An Tai Plasma Collection Co., Ltd., dated as of January 2, 2007 (English Translation) (incorporated by reference to Exhibit 10.10 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.20

Plasma Processing Agreement, between Shandong Taibang Biological Products Co., Ltd. and the Zhang Qiu An Tai Plasma Collection Co., Ltd., dated as of January 2, 2007 (English Translation) (incorporated by reference to Exhibit 10.11 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.21

Raw Plasma Supply Agreement, between Shandong Taibang Biological Products Co., Ltd. and Liao Cheng Tiantan Plasma Collection Co. Ltd., dated as of November 1, 2007 (English Translation) (incorporated by reference to Exhibit 10.23 of the registration statement on Form SB-2/A filed by the Company on December 28, 2007)

10.22

Asset Purchase Agreement, between Xia Jin An Tai Plasma Collection Co., Ltd. and Xia Jin County Plasma Collection Station, dated as of October 20, 2006 (English Translation) (incorporated by reference to Exhibit 10.15 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.23

Asset Purchase Agreement, between Liao Cheng An Tai Plasma Collection Co., Ltd. and Yang Gu County Plasma Collection Station, dated as of November 3, 2006 (English Translation) (incorporated by reference to Exhibit 10.16 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.24

Asset Purchase Agreement, between Qi He An Tai Plasma Collection Co., Ltd. and Qi He County Plasma Collection Station, dated as of November 9, 2006 (English Translation) (incorporated by reference to Exhibit 10.14 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

Exhibit No.	Description
10.25

Asset Purchase Agreement, between He Ze An Tai Plasma Collection Co., Ltd and Yun Cheng County Plasma Collection Station, dated as of December 15, 2006 (English Translation) (incorporated by reference to Exhibit 10.22 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.26

Asset Purchase Agreement, between Zhang Qiu An Tai Plasma Collection Co., Ltd. and Zhang Qiu Plasma Collection Station, dated as of December 31, 2006 (English Translation) (incorporated by reference to Exhibit 10.12 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.27

Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of April 24, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.28

Asset Purchase Agreement, between Fang Cheng Plasma Collection Co., Ltd. and Fang Cheng Plasma Company, dated as of April 30, 2007 (English Translation) (incorporated by reference to Exhibit 10.21 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.29

Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of August 5, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.30

Trademark Licensing Agreement, dated as of February 27, 2007 (English Translation) (incorporated by reference to Exhibit 10.17 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.31

Loan Agreement, dated as of November 30, 2006, among Shandong Taibang and the Shandong Institute and Logic Express (English Translation) (incorporated by reference to Exhibit 10.18 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.32

Supplementary Agreement, dated as of September 1, 2007, among Shandong Taibang Biological Products Co., Ltd., the Shandong Institute and Logic Express Limited (English Translation) (incorporated by reference to Exhibit 10.19 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.33

Form of Bank of Communications Loan Contract, among Shandong Taibang and the Tai’an Branch of the Bank of Communications (English Translation) (incorporated by reference to Exhibit 10.20 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.34

China Bank of Communications Loan Contract, dated October 28, 2008, between Shandong Taibang Biological Products Co. Ltd. and Bank of Communications, Tai’an Branch (English Translation) (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on November 3, 2008)

10.35

Loan Agreement between Shandong Taibang Biological Products Co., Ltd. and Bank Of China, dated January 8, 2009 (English Translation) (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on January 13, 2009)

10.36	Employment Agreement, between Y. Tristan Kuo and the Company, dated May 9, 2008 (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the Company on May 13, 2008)
10.37	Employment Agreement, between Chao Ming Zhao and the Company, dated May 9, 2008 (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed by the Company on May 13, 2008)
10.38	Form of Director’s Employment Agreement (incorporated by reference to Exhibit 10.8 of the registration statement on Form SB-2 filed by the Company on September 5, 2007)
10.39	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on July 30, 2008)
10.40	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on July 30, 2008)

Exhibit No.	Description
10.41	Form of Guarantee and Pledge Agreement, dated June 10, 2009 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on June 5, 2009).
10.42	Form of Indemnification Agreement, dated June 10, 2009 (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the Company on June 5, 2009).
14	Code of Ethics (incorporated by reference to Exhibit 14 of the annual report on Form 10-KSB filed by the Company on March 28, 2008)
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the annual report on Form 10-K, filed by the Company on March 31, 2011)
23.1*	Consent of KPMG, an independent registered public accounting firm
23.2*	Consent of Frazer Frost, LLP, an independent registered public accounting firm
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

*Filed herewith.