Form 10-Q
period 2012-03-31
China Biologic Products, Inc.
filed 2012-05-08
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 001-34566

CHINA BIOLOGIC PRODUCTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-2308816
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

18th Floor, Jialong International Building
19 Chaoyang Park Road
Chaoyang District, Beijing 100125
People’s Republic of China
(Address of principal executive offices, Zip Code)

(+86) 10-6598-3111
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

Yes [X]      No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]      No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	25,601,125

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2012

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23
Item 4.	Controls and Procedures.	24

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors.	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures.	26
Item 5.	Other Information.	26
Item 6.	Exhibits	26

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011

ASSETS
Current Assets
Cash	$84,974,621	$89,411,835
Accounts receivable, net of allowance for doubtful accounts	24,744,949	16,757,368
Inventories	70,584,069	71,338,590
Other receivables	2,583,848	2,594,461
Prepayments and prepaid expenses	2,232,990	1,591,696
Deferred tax assets	1,799,341	1,999,563
Total Current Assets	186,919,818	183,693,513
Property, plant and equipment, net	40,971,107	40,546,539
Intangible assets, net	5,836,529	6,520,671
Land use rights, net	5,810,810	5,487,343
Prepayments and deposits for property, plant and equipment	5,194,009	4,287,492
Equity method investment	9,429,947	8,357,017
Total Assets	$254,162,220	$248,892,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$4,752,000	$11,018,000
Accounts payable	4,149,025	4,996,463
Due to related parties	5,818,242	3,319,938
Other payables and accrued expenses	22,592,195	30,661,794
Advance from customers	4,532,153	4,365,523
Advance from customers – a related party	1,017,322	486,602
Income tax payable	3,841,803	5,373,633
Other taxes payable	2,434,034	2,189,913
Derivative liabilities - warrants	4,201,037	5,410,419
Total Current Liabilities	53,337,811	67,822,285
Other payable	345,127	343,477
Deferred tax liabilities	1,580,698	1,685,772
Total Liabilities	55,263,636	69,851,534

Stockholders’ Equity
Common stock: par value $.0001; 100,000,000 shares authorized; 25,601,125 shares issued and outstanding at March 31, 2012 and December 31, 2011	2,560	2,560
Additional paid-in capital	49,800,730	48,838,311
Retained earnings	86,878,117	73,920,811
Accumulated other comprehensive income	13,672,665	12,750,682
Total stockholders’ equity attributable to China Biologic Products, Inc.	150,354,072	135,512,364

Noncontrolling interest	48,544,512	43,528,677

Total Equity	198,898,584	179,041,041

Commitments and contingencies	-	-

Total Liabilities and Equity	$254,162,220	$248,892,575

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended
	March 31, 2012	March 31, 2011
Sales
External customers	$47,227,461	$34,395,238
Related party	-	75,584
Total sales	47,227,461	34,470,822

Cost of sales
External customers	15,715,727	9,277,204
Related party	-	34,394
Cost of sales	15,715,727	9,311,598

Gross profit	31,511,734	25,159,224

Operating expenses
Selling expenses	4,826,107	2,449,913
General and administrative expenses	7,145,794	7,464,141
Research and development expenses	710,588	710,991

Income from operations	18,829,245	14,534,179

Other (income) / expenses
Equity in income of an equity method investee	(1,022,412)	(270,394)
Change in fair value of derivative liabilities	(1,209,382)	(1,021,865)
Interest expense	608,563	1,680,922
Interest income	(543,395)	(170,131)
Other expenses, net	100,989	224,231
Total other (income) / expenses, net	(2,065,637)	442,763

Earnings before income tax expense	20,894,882	14,091,416

Income tax expense	3,176,715	4,263,216

Net income	17,718,167	9,828,200

Less: Net income attributable to the noncontrolling interest	4,760,861	3,519,225

Net income attributable to China Biologic Products, Inc.	12,957,306	6,308,975

Earnings per share:
Basic	$0.51	$0.26
Diluted	$0.44	$0.23

Weighted average shares used in computation:
Basic	25,601,125	24,351,125
Diluted	26,547,885	25,680,648

Other Comprehensive income, net of nil income taxes
Foreign currency translation adjustment	1,176,957	1,126,414

Comprehensive income	18,895,124	10,954,614

Less: Comprehensive income attributable to the noncontrolling interest	5,015,835	3,787,831

Comprehensive income attributable to China Biologic Products, Inc.	$13,879,289	$7,166,783

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012

					Accumulated other	Equity attributable
	Common stock		Additional	Retained	comprehensive	to China Biologic	Noncontrolling
	Shares	Par value	paid-in capital	earnings	income	Products, Inc.	interest	Total equity

Balance as of January 1, 2012	25,601,125	$2,560	$48,838,311	$73,920,811	$12,750,682	$135,512,364	$43,528,677	$179,041,041
Comprehensive income
Net income	-	-	-	12,957,306	-	12,957,306	4,760,861	17,718,167
Other comprehensive income	-	-	-	-	921,983	921,983	254,974	1,176,957
Stock compensation	-	-	962,419	-	-	962,419	-	962,419
Balance as of March 31, 2012	25,601,125	$2,560	$49,800,730	$86,878,117	$13,672,665	$150,354,072	$48,544,512	$198,898,584

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,718,167	$9,828,200
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,096,725	1,108,744
Amortization	755,797	884,588
Loss on sale of property, plant and equipment	15,092	8,502
Allowance / (reversal of allowance) for doubtful accounts, net	58,497	(28,340)
Write-down of obsolete inventories	63,982	74,715
Deferred tax expense / (benefit), net	98,278	(377,359)
Stock compensation	962,419	1,174,882
Change in fair value of derivative liabilities	(1,209,382)	(1,021,865)
Amortization of deferred note issuance cost	-	53,388
Amortization of discount on convertible notes	-	1,458,489
Equity in income of an equity method investee	(1,022,412)	(270,394)
Change in operating assets and liabilities
Accounts receivable - third parties	(7,933,930)	(3,353,933)
Accounts receivable - a related party	-	213,283
Other receivables	1,698	272,337
Inventories	1,146,821	(4,981,926)
Prepayments and prepaid expenses	(658,754)	(1,172,953)
Accounts payable	(881,402)	503,023
Other payables and accrued expenses	(3,815,042)	(1,895,565)
Due to related parties	2,482,577	-
Advance from customers	139,246	(326,128)
Advance from customers – a related party	528,961	-
Income tax payable	(1,569,925)	564,195
Other taxes payable	230,789	162,340
Net cash provided by operating activities	8,208,202	2,878,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,325,870)	(1,692,558)
Purchase of intangible assets and land use right	(318,622)	(205,422)
Net cash used in investing activities	(2,644,492)	(1,897,980)

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDTIED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the three months ended
	March 31, 2012	March 31, 2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term bank loans	-	6,087,200
Repayment for short term bank loans	(6,352,000)	(3,043,600)
Acquisition of noncontrolling interest	-	(7,635,000)
Dividend paid by subsidiaries to noncontrolling interest shareholders	(4,382,880)	(5,589,920)
Net cash used in financing activities	(10,734,880)	(10,181,320)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	733,956	567,480

NET DECREASE IN CASH	(4,437,214)	(8,633,597)

Cash at beginning of period	89,411,835	64,941,368

Cash at end of period	$84,974,621	$56,307,771

Supplemental cash flow information
Cash paid for income taxes	$4,648,363	$4,076,381
Cash paid for interest expense	$159,217	$278,610
Noncash investing and financing activities:
Acquisition of property, plant and equipment included in payables	$347,220	$2,420,072
Utilization of prepayments and deposits to acquire property, plant and equipment	$23,616	$-

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

NOTE 1 – ORGANIZATION BACKGROUND AND PRINCIPAL ACTIVITIES

China Biologic Products, Inc. (the “Company” or “CBP”, formerly known as “GRC Holdings, Inc.”) was originally incorporated in the State of Texas in 1989. On July 19, 2006, the Company and its then principle shareholders entered into a share exchange agreement (the “Exchange Agreement”) with Taibang Biological Ltd. (“Taibang Biological”, formerly known as “Logic Express Ltd.”, a privately held investment holding company incorporated on January 6, 2006 under the laws of the British Virgin Islands, and all the shareholders of Taibang Biological (the “Taibang Biological Shareholders”). Pursuant to the terms of the Exchange Agreement, the Taibang Biological Shareholders transferred to the Company all of their shares in exchange for 18,484,715 shares of the Company’s common shares (the “Share Exchange”). As a result of the Share Exchange, Taibang Biological became a wholly-owned subsidiary of the Company and the Taibang Biological Shareholders received approximately 96.1% of the Company’s issued and outstanding common shares. Immediately prior to the date of the Share Exchange, the Company was a publicly listed shell entity with no operations and, Taibang Biological, through its 82.76% owned subsidiary, Shandong Taibang Biological Products Co. Ltd. (“Shandong Taibang”), was engaged in the research, development, commercialization, manufacture and sale of human blood products primarily in the People’s Republic of China (the “PRC” or China). The Share Exchange was accounted for as a reverse recapitalization, equivalent to the issuance of stock by Taibang Biological for the net monetary assets of the Company accompanied by a recapitalization. After consummation of the Share Exchange, the Company converted into a Delaware corporation and changed its name to China Biologic Products, Inc. on January 10, 2007.

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

At the date of entering into the equity purchase agreement, Dalin held 54% equity interest in Guiyang Qianfeng Biological Products Co., Ltd. (“Qianfeng”), which subsequently changed its name to Guizhou Taibang Biological Products Co., Ltd. (“Guizhou Taibang”) on December 30, 2010. Guizhou Taibang is in compliance with the Good Manufacturing Practices certified by State Food and Drug Administration (“SFDA”) for the manufacturing, sale and distribution of Human Albumin, Human Immunoglobulin, Human Intravenous Immunoglobulin, Human Hepatitis B Immunoglobulin, Human Tetanus Immunoglobulin, Human Rabies Immune Globulin and Placenta Polypeptide.

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

On January 13, 2010, Shandong Taibang acquired the remaining 20% equity interest in Fangcheng Plasma Company from the noncontrolling interest shareholder (see Note 14). Since the additional purchase of 20% equity interest did not result in a change of the Company’s control over Fangcheng Plasma Company, this transaction was accounted for as an equity transaction. After the acquisition, Fangcheng Plasma Company became a wholly-owned subsidiary of Shandong Taibang.

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

On November 11, 2010, the Company established Qianfeng Biological Science Company (“Qianfeng Biologic”) for the purpose of research and development of placenta based products. As of March 31, 2012, Qianfeng Biologic, which is a wholly-owned subsidiary of Guizhou Taibang, did not commence operations.

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

On July 15, 2011, the Guizhou Provincial Health Department issued the revised “Plan for Guizhou Provincial Blood Collection Institutional Setting (2011-2014)”, which stipulates the number of counties that are permitted to set up plasma collection stations in Guizhou Province is limited to four counties (the “Guizhou Plan”). As a result of the implementation of the Guizhou Plan, the licenses of four plasma collection stations in Dan Zhai, Wei Ning, San Sui and Na Yong counties owned by Guizhou Taibang were not renewed after their respective plasma collection permits expired at the end of July 2011. The licenses of its plasma collection stations in Pu Ding and Huang Ping counties (locations permitted under the Guizhou Plan) were renewed until July 31, 2013. In addition, Guizhou Taibang’s inactive plasma collection station in Guizhou Province that was purchased from the government in 2007 is unlikely to obtain a license as planned, because it is located in Zhenyuan County, a county not included in the Guizhou Plan.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2011 consolidated balance sheet was derived from the audited consolidated financial statements of the Company. The accompanying unaudited consolidated financial statements should be read in conjunction with the December 31, 2011 audited consolidated financial statements of the Company included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2012, and the results of operations and cash flows for the three months ended March 31, 2012 and 2011, have been made.

All significant intercompany transactions and balances are eliminated on consolidation.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Accounts receivable	$25,194,619	$17,171,460
Less: Allowance for doubtful accounts	(449,670)	(414,092)
Total	$24,744,949	$16,757,368

A provision for doubtful accounts of $34,848 and a reversal of the allowance for doubtful accounts of $8,958 was recorded in the three months ended March 31, 2012 and 2011, respectively. There were no write-off of accounts receivable in the three months ended March 31, 2012 and March 31, 2011, respectively.

NOTE 4 – INVENTORIES

Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Raw materials	$28,120,606	$29,403,776
Work-in-process	20,396,842	21,385,806
Finished goods	22,066,621	20,549,008
Total	$70,584,069	$71,338,590

Raw materials mainly include the human blood plasma collected from the Company’s plasma stations. Work-in-process represented the intermediate products in the process of production. Finished goods mainly comprised human albumin and human immunoglobulin.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Buildings	$26,231,712	$25,296,828
Machinery and equipment	30,351,117	29,891,291
Furniture, fixtures, office equipment and vehicles	6,596,182	6,445,851
Total property, plant and equipment, gross	63,179,011	61,633,970
Accumulated depreciation	(22,895,755)	(21,744,060)
Total property, plant and equipment, net	40,283,256	39,889,910
Construction in progress	687,851	656,629
Property, plant and equipment, net	$40,971,107	$40,546,539

Depreciation expense for the three months ended March 31, 2012 and 2011 was $1,096,725 and $1,108,744, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Permits and licenses	10 years	$4,978,219	$(1,674,735)	$3,303,484
GMP certificate	5.8 years	2,520,904	(1,516,271)	1,004,633
Long-term customer-relationship	4 years	7,504,992	(6,097,806)	1,407,186
Others		234,511	(113,285)	121,226
Total		$15,238,626	$(9,402,097)	$5,836,529

	December 31, 2011
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Permits and licenses	10 years	$4,946,791	$(1,562,105)	$3,384,686
GMP certificate	5.8 years	2,504,990	(1,364,070)	1,140,920
Long-term customer-relationship	4 years	7,457,612	(5,593,209)	1,864,403
Others		233,030	(102,368)	130,662
Total		$15,142,423	$(8,621,752)	$6,520,671

Aggregate amortization expense for amortizing intangible assets was $723,016 and $852,993 for the three months ended March 31, 2012 and 2011, respectively. Estimated amortization expenses for the next five fiscal years are $1,113,559 in 2013, $556,428 in 2014, $556,375 in 2015, $539,059 in 2016 and $526,664 in 2017.

NOTE 7 – LAND USE RIGHTS, NET

At March 31, 2012 and December 31, 2011, land use rights represented:

	March 31, 2012	December 31, 2011
Land use rights	$6,375,855	$6,018,783
Accumulated amortization	(565,045)	(531,440)
Land use rights, net	$5,810,810	$5,487,343

Aggregate amortization expense for amortizing land use right was $32,781 and $31,595 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 8 – SHORT-TERM BANK LOANS

The Company’s bank loans as of March 31, 2012 and December 31, 2011 consisted of the following:

	Maturity	Annual
Loans	date	interest rate	March 31, 2012	December 31, 2011
Short-term bank loan, secured(1)	March 22, 2012	6.06%	-	3,148,000
Short-term bank loan, unsecured	January 29, 2012	5.81%	-	1,574,000
Short-term bank loan, unsecured	January 29, 2012	6.06%	-	1,574,000
Short-term bank loan, unsecured	May 19, 2012	6.31%	4,752,000	4,722,000
Total			$4,752,000	$11,018,000

Interest expense on short-term bank loans was $159,217 and $70,376 for the three months ended March 31, 2012 and 2011, respectively.

The Company did not have any revolving line of credit as of March 31, 2012.

(1)As of December 31, 2011, the secured loan was secured by the Company’s buildings with a net carrying amount of $1,644,480.

NOTE 9 – INCOME TAX

In February, 2009, Shandong Taibang received its High and New Technology Enterprise certificate from the Shandong provincial government; and in October 2011, Shandong Taibang received a notice from the Shandong provincial government that its High and New Technology Enterprise qualification has been renewed which entitled it to the preferential income tax rate of 15% for an additional three years effective retroactively from January 1, 2011 to December 31, 2013.

Guizhou Taibang was entitled to the preferential income tax rate of 15% under the 10-year Western Development Tax Concession, which ended in 2010. According to CaiShui [2011] No. 58 dated July 27, 2011, qualified enterprises located in the western regions of PRC are entitled to continue to pay income taxes at the preferential income tax rate of 15% effective retroactively from January 1, 2011. Management believes Guizhou Taibang is a qualified enterprise located in the western regions and therefore is subject to the preferential tax rate of 15% from 2011 to 2020.

The Company’s effective income tax rate was 15% and 30% for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012, the effective income tax rates of the PRC entities and the non-PRC entities were approximately 15% and 0%, respectively.

As of and for the three months ended March 31, 2012, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

NOTE 10 – WARRANTS AND OPTIONS

Warrants

In connection with the issuance of convertible notes in 2009, the Company issued warrants to purchase up to 1,194,268 shares of common stock of the Company to the investors at an exercise price of $4.80 per share.

The fair values of the warrants outstanding as of March 31, 2012 and December 31, 2011 were determined based on the Binominal option pricing model, using the following key assumptions:

	March 31, 2012	December 31, 2011
Expected dividend yield	0%	0%
Risk-free interest rate	0.06%	0.05%
Time to maturity (in years)	0.18	0.43
Expected volatility	52.0%	80.0%
Fair value of underlying common shares (per share)	$9.28	$10.46

Changes in the management’s estimates and assumptions regarding the expected volatility could significantly impact the estimated fair value of the warrants determined under the Binominal option pricing model and, as a result, the net income and the net income attributable to the Company’s stockholders.

For the three months ended March 31, 2012 and 2011, the unrealized gains arising from the decrease in fair value of warrants were $1,209,382 and $513,828, respectively. As of March 31, 2012 and December 31, 2011, there were 937,500 Warrants outstanding that will expire if unexercised by June 2012.

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

On May 9, 2008, the Board of Directors granted options to certain directors and employees for the purchase of 937,500 shares of the Company’s common stock at an exercise price of $4.00 that vested immediately. These options expire on June 1, 2018.

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

On March 19, 2012, the Board of Directors granted options to a newly appointed director for the purchase of 20,000 shares of the Company’s common stock at an exercise price of $9.16, of which 10,000 shares vest on September 20, 2012 and the remaining 10,000 shares vest on March 20, 2013. These options expire on March 19, 2022.

The fair values of each option granted on each of the aforementioned dates are estimated on the respective dates of grant using the Black-Scholes option pricing model with the following major assumptions:

Granted on	May 9,	July 24,	January 7,	February 4,	July 11,	January 1,	February 1,	February 27,	October 6,	March 19,
	2008	2008	2010	2010	2010	2011	2011	2011	2011	2012
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%
Risk-free interest rate	3.56%	3.56%	2.62%	2.29%	1.85%	2.01%	1.95%	2.16%	0.96%	1.13%
Expected term (in years)	5	5	5	5	6.5	5	5	5	5	5
Expected volatility	59.4%	81.2%	130.0%	130.0%	135.0%	70.0%	70.0%	70.0%	65.0%	52.0%

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock. The risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated term of the options. The expected dividend yield was based on the Company’s current and expected dividend policy. The expected term is based on the simplified method by averaging the vesting term and contractual term. Changes in the management’s estimates and assumptions regarding the expected volatility could significantly impact the estimated fair values of the share options determined under the Black-Scholes option pricing model and, as a result, the net income and the net income attributable to the Company’s stockholders. The weighted average grant date fair value of options granted during the three months ended March 31, 2012 was $4.17. During the three months ended March 31, 2012, no options were exercised and no option was forfeited. For the three months ended March 31, 2012 and 2011, the Company recorded stock compensation expense of $962,419 and $1,174,882, respectively, in general and administrative expenses. As of March 31, 2012, approximately $4,499,945 of stock compensation expense with respect to non-vested stock options is to be recognized over approximately 1.28 years.

NOTE 11 – STATUTORY RESERVES

Each of the Company’s PRC subsidiaries are required to allocate at least 10% of its after tax profits, as determined under generally accepted accounting principal in the PRC, to its statutory surplus reserve until the reserve balance reaches 50% of the respective registered capital. The accumulated balance of the statutory reserve as of March 31, 2012 and December 31, 2011 was $31,290,192 and $30,753,726, respectively.

NOTE 12 – FAIR VALUE MEASUREMENTS

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

  Long-term other payable – The fair value of the Company’s long-term other payable is estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities. The carrying amounts of long-term payable approximate their fair values.

  Derivative liabilities (the warrants) – The estimated fair values were determined by using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial instruments that were measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

Fair Value Measurements Using:
Quoted Prices
		in Active Markets	Significant
		for Identical	Other	Significant
		Financial Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
March 31, 2012	Total	Level 1	Level 2	Level 3
Liabilities at fair value:
Derivative liabilities—Warrants	$4,201,037	$-	$4,201,037	$-

December 31, 2011	Total	Level 1	Level 2	Level 3
Liabilities at fair value:
Derivative liabilities—Warrants	$5,410,419	$-	$5,410,419	$-

NOTE 13 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the three months ended March 31, 2012 and 2011 are as follows:

	For the three months ended
	March 31 2012	March 31, 2011
Human Albumin	$25,790,283	$19,701,586
Immunoglobulin products:
Human Hepatitis B Immunoglobulin	1,259,585	2,215,681
Human Immunoglobulin for Intravenous Injection	15,261,726	10,427,387
Human Rabies Immunoglobulin	981,559	750,069
Human Tetanus Immunoglobulin	1,434,036	1,188,936
Human Immunoglobulin	110,099	-
Placenta Polypeptide	2,110,809	-
Others	279,364	187,163
Total	$47,227,461	$34,470,822

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Total operating lease commitments for rental of offices and land use rights and buildings of the Company’s PRC subsidiaries as of March 31, 2012 is as follows:

12-month period ending March 31,
2013	$315,031
2014	56,030
2015	56,030
2016	56,030
2017	54,648
Years after	147,423
Total minimum payments required	$685,192

For the three months ended March 31, 2012 and 2011, total lease expense amounted to $72,400 and $61,084, respectively.

Legal proceedings

Bobai County Collection Station

In January 2007, the Company’s PRC subsidiary, Shandong Taibang, advanced $413,697 (RMB3.0 million) to Feng Lin, the then 20% noncontrolling interest shareholder of Fang Cheng Plasma Company, a Company’s majority owned subsidiary, for the purpose of establishing or acquiring a plasma collection station. Mr. Lin and Shandong Taibang intended to establish the Bobai Kangan Plasma Collection Co., Ltd. (“Bobai”) in Bobai County, Guangxi. On January 18, 2007, Shandong Taibang signed a letter of intent to acquire the assets of the Bobai Plasma Collection Station, which was co-owned by Mr. Lin and Mr. Keliang Huang. However, in January 2007, Hua Lan Biological Engineering Co., Ltd. (“Hua Lan”) filed suit in the District Court of Hong Qi District, Xin Xiang City, Henan Province, alleging that Feng Lin, Keliang Huang and Shandong Taibang established and/or sought to operate the Bobai Plasma Collection Station using a permit for collecting and supplying human plasma in Bobai County, that was originally granted to Hua Lan by the government of the Guangxi region, without Hua Lan’s permission. The establishment and registration of Bobai was never realized as a result of this law suit. On January 29, 2007, on Hua Lan’s motion, the District Court entered an order to freeze funds in the amount of approximately $386,100 (RMB3,000,000) held by the defendants in the case, including approximately $65,750 (RMB500,000) in funds held in Shandong Taibang’s bank account in Tai’an City. A hearing was held on June 25, 2007 and judgment was entered against the defendants along with a $226,780 (RMB1,700,000) joint financial judgment. The Company appealed the District Court judgment to the Xinxiang City Intermediate Court. In November 2007, the Xinxiang City Intermediate Court affirmed the judgment against the three defendants and increased the amount of the joint financial judgment to approximately $405,954 (RMB3,000,000).

In January 2008, Hua Lan enforced the judgment granted by the Xinxiang City Intermediate Court to freeze the Company’s bank accounts. Shandong Taibang filed a separate action against Hua Lan before the Tai’an City District Court to seek recovery of any losses in connection with Hua Lan’s claim and to request that the Tai’an City District Court preserve Hua Lan’s property or freeze up to approximately $411,300 (RMB 3 million) of Hua Lan’s assets to secure the return of such funds to the Company.  Shandong Taibang increased its loss contingency reserve during its fourth quarter of 2007 from approximately $75,593 (RMB566,667) to $133,400 (RMB1,000,000) to cover its share of the enforcement of this judgment. During the fourth quarter of 2008, the full amount of the judgment, including Feng Lin and Keliang Huang’s portions of the judgment and the related fees, of approximately $456,222 (RMB3,109,900) was withdrawn from Shandong Taibang’s account. The Company recorded Feng Lin and Keliang Huang’s portion of the judgment, of approximately $304,143 (RMB2,073,234), as receivable as a result of the withdrawal. As of December 31, 2008, the Company determined that it is unlikely that the Company will be able to recover such receivable from those two individuals and wrote off the receivable as bad debt expense. In January 2010, Feng Lin transferred his 20% equity in Fang Cheng Plasma Company as a repayment for such receivable he owed to the Company. As a result, the Company is now the 100% owner of the Fang Cheng Plasma Company.

In October 2009, Shandong Taibang appealed to the High Court of Henan Province requesting the court to reverse judgments from the Hong Qi District Court based on Shandong Taibang’s belief that Hua Lan’s involvement in Bobai was in violation of PRC Blood Products Regulations since Hua Lan did not invest, as Shandong Taibang did, in Bobai as required by the Regulation. The Company is awaiting the judgment of the Henan High Court as of the date of this report. The Henan High Court has recommended that the Company and Hua Lan to settle the case outside the court. In light of the foregoing, it is unlikely that the Company’s plan acquisition of the assets of Bobai will go forward.

Dispute among Guizhou Taibang Shareholders over Raising Additional Capital

On May 28, 2007, 91% controlling interest of Guizhou Taibang’s shareholders approved a plan to raise additional capital from private strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang equity interests at RMB2.80 per share. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% noncontrolling interest shareholder of Guizhou Taibang’s shares, Guizhou Jie’an Company, or Jie’an, did not support the plan and did not agree to waive its right of first refusal. On May 29, 2007, the controlling interest shareholders caused Guizhou Taibang to sign an Equity Purchase Agreement with certain investors, pursuant to which the investors agreed to invest an aggregate of RMB50,960,000 (approximately $7,475,832) in exchange for 18,200,000 shares, or 21.4%, of Guizhou Taibang’s equity interests. At the same time, Jie’an also subscribed for 1,800,000 shares, representing its 9% pro rata share of the 20,000,000 shares being offered. The proceeds from all parties were received by Guizhou Taibang in accordance with the agreement.

In June 2007, Jie’an brought suit in the High Court of Guizhou Province, China, against Guizhou Taibang and the three other original Guizhou Taibang shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie’an alleged that it had a right to acquire the shares waived by the original Guizhou Taibang shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie’an and sustained the Equity Purchase Agreement. On November 2008, Jie’an appealed the Guizhou High Court judgment to the People’s Supreme Court in Beijing. On May 13, 2009, the People’s Supreme Court sustained the original ruling and denied the rights of first refusal of Jie’an over the additional shares waived by the original Guizhou Taibang’s shareholders. The registration of the new investors as Guizhou Taibang’s shareholders and the related increase in registered capital of Guizhou Taibang with the Administration for Industry and Commerce are still pending. On January 27, 2010, the strategic investors brought suit in the High Court of Guizhou Province against Guizhou Taibang alleging Guizhou Taibang’s failure to register their equity interest in Guizhou Taibang with the local Administration for Industry and Commerce (“AIC”) and requesting the distribution of their share of Guizhou Taibang’s dividends. Dalin was also joined as a co-defendant as it is the controlling interest shareholder and exercises control over Guizhou Taibang’s day-to-day operations. The Company does not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, the Company believes that the Equity Purchase Agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment. In the event that Guizhou Taibang is required to return the original investment amount to the strategic investors, Guizhou Taibang has set aside the strategic investors’ initial fund along with RMB12,807,960 (approximately $2,028,781) in accrued interest, and RMB509,600 (approximately $80,721) for the 1% penalty imposed by the agreement for any breach as of December 31, 2010. If strategic investors prevail in their suit, Dalin’s interests in Guizhou Taibang could be reduced to approximately 41.3% . The High Court of Guizhou heard the case on April 8, 2010 and encouraged, and accepted by both parties, to settle the dispute outside the court but both parties failed to reach a mutual agreeable term.

On October 14, 2010, the High Court of Guizhou ruled in favor of the Company and denied the strategic investors’ right as shareholders of Guizhou Taibang, as well as their entitlement to the dividends. In light of the Guizhou ruling, in November 2010 the Company returned the proceeds in the amount of RMB 11,200,000 (approximately $1,762,880) to one of the strategic investors. On October 26, 2010, the other strategic investors appealed to, and subsequently accepted by, the PRC Superior Court in Beijing on the ruling. On October 9, 2011, the PRC Supreme Court overruled the decision of the High Court of Guizhou and remanded the suit to the High Court of Guizhou for retrial. On December 29, 2011, High Court of Guizhou accepted the case for retrial. On January 5, 2012, the strategic investors re-filed their case to the High Court of Guizhou requesting, in addition to the registration of the new shares, the distribution of dividends and interest in the amount of RMB 18,349,345 (approximately $2,906,536) and RMB 2,847,000 (approximately $450,965), respectively. The Company is awaiting the hearing as of the date of this report.

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital infusion with the local AIC, pursuant to the Equity Purchase Agreement, and such request was approved by the controlling interest shareholders of Guizhou Taibang in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the outcome of the ongoing litigations. On March 20, 2012, the Company received a subpoena that Jie’an brought suit in the People’s Court of Huaxi District, Guizhou Province against Guizhou Taibang, alleging Guizhou Taibang’s withholding of its request. Jie’an requested that Guizhou Taibang registers its 1.8 million shares of capital infusion, pay dividends associated with these shares, as well as the related interest and penalty from May 2007 to December 2011 amounting to RMB 25,000,000 (approximately $3,970,000) in aggregate, and return the over-paid subscription of RMB 1,440,000 (approximately $228,672), as well as the interest and penalty, amounting to RMB 10,000,000 (approximately $1,588,000) in aggregate. The People’s Court of Huaxi District, Guizhou Province, China has accepted Jie’an’s suit and will hear the case on May 15, 2012. If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated above, the Company does not expect Jie’an to prevail. As of March 31, 2012, the Company had, in its balance sheet, payables to Jie’an in the amounts of RMB 5,040,000 (approximately $798,336) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB 1,440,000 (approximately $228,096) for the over-paid subscription and RMB 2,230,576 (approximately $353,323) for the accrued interest.

Guizhou Taibang’s Guarantee to a Third Party

In 2007, as a condition to purchase Huang Ping Plasma Station, Guizhou Taibang entered into an agreement with Guizhou Zhongxin Investment Company, or Zhongxin, in which Guizhou Taibang agreed to repay Zhongxin’s debt out of Guizhou Taibang’s payables to Zhongxin arising from plasma purchased from Zhongxin. In the same agreement, Guizhou Taibang also delivered a guarantee to the Huang Ping County Hospital, the former co-owner of the Huang Ping Plasma Station, that it would pay RMB3,074,342 (approximately, $451,006) in debt that Zhongxin owed to the hospital. On June 1, 2009, Huang Ping Hospital brought suit, in the Huang Ping County People’s Court of Guizhou Province, against Zhongxin for non-payment of its payables and debt due to Huang Ping Hospital and against Guizhou Taibang as the guarantor. On November 2, 2009, the court ruled in favor of the plaintiff and Guizhou Taibang as the guarantor became obligated to repay the Zhongxin’s debt to the Huang Ping Hospital on behalf of Zhongxin. In October 2009, Guizhou Taibang appealed to the Middle Court of Kaili District in Guizhou Province which sustained the original judgment on April 8, 2010. Under the Equity Transfer Agreement pursuant to which the Company acquired a 90% interest in Dalin, Guizhou Taibang’s then shareholders, provide that the sellers will be responsible, based on their pro rata equity interest in Guizhou Taibang, for damages incurred by Guizhou Taibang from Zhongxin’s debt and that the sellers will repay Dalin their pro rata share of payments made by Guizhou Taibang to creditors in connection with Zhongxin’s debt within 10 days after payment by Guizhou Taibang. The RMB3,074,342 contingent liability and proportionate share of the liability to be recovered from the sellers were reflected in the consolidated financial statements as of December 31, 2009. On December 31, 2010, Guizhou Taibang brought suit against Zhongxin in the Middle Court of Guiyang City, to recover the full judgment amount of RMB3,074,342 plus court fee of RMB32,340 that Guizhou Taibang has already paid on behalf of Zhongxin.

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

NOTE 15 – RELATED PARTY TRANSACTIONS

The related party balances resulting from transactions undertaken by the Company with related parties are presented as follows:

Liabilities	Purpose	March 31, 2012	December 31, 2011

Advance from customers – a related party(1)	Advance	$1,017,322	$486,602
Other payable – a related party(2)	Loan	$2,292,073	$2,277,603
Other payable – a related party (3)	Contribution	$1,402,278	$1,042,335
Other payable – a related party (1)	Commission	$2,123,891	$-

(1) During the year ended December 31, 2011, Guizhou Taibang signed an agency contract with Guizhou Eakan Co., Ltd. (“Guizhou Eakan”), an affiliate of one of the Guizhou Taibang’s noncontrolling interest shareholders, pursuant to which Guizhou Taibang would pay commission to Guizhou Eakan for the promotion of the product of Placenta Polypeptide. As of March 31, 2012, Guizhou Taibang accrued commission payable of $2,123,891 for service rendered by Guizhou Eakan.

As of March 31, 2012 and December 31, 2011, Guizhou Taibang received $1,017,322 and $486,602 in advance from Guizhou Eakan for the product Placenta Polypeptide that has not yet been delivered by Guizhou Taibang. The payment was made by Guizou Eakan on behalf of the customers.

Prior to the signing of the agency contract with Guizhou Eakan, Guizhou Taibang provided processing services to Guizhou Eakan and received processing fees amounted to nil and $75,584 for the three months ended March 31, 2012 and 2011, respectively.

(2) Guizhou Taibang has payables to Guizhou Eakan Investing Corp., amounting to approximately $2,292,073 (RMB14,470,160). Guizhou Eakan Investing Corp. is one of the noncontrolling interest shareholders of Guizhou Taibang. Guizhou Taibang borrowed this interest free advance for working capital purpose. The balance is due on demand.

(3) Guizhou Taibang has payables to Jie’an, a noncontrolling interest shareholder of Guizhou Taibang, amounting to approximately $1,048,955 (RMB 6,622,205). In 2007, Guizhou Taibang received additional contributions from Jie’an of $962,853 to maintain Jie’an equity interest in Guizhou Taibang at 9%. However, due to a legal dispute among shareholders over raising additional capital as discussed in the legal proceeding section (see Note 14), the money received was not registered as additional capital contributions. During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital contribution with the local Administration for Industry and Commerce, pursuant to the equity purchase agreement, and such registration was approved by the controlling interest shareholders of Guizhou Taibang in a shareholder meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the completion of the ongoing litigations. If the Company decided to ratify the approval, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an will be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated above, the Company has set aside Jie’an’s additional fund of RMB 6,480,000 (approximately $1,026,432), the over-paid subscription of RMB 1,440,000 (approximately $228,672) along with RMB 2,230,576 (approximately $353,323) in accrued interest and penalty as of March 31, 2012.

NOTE 16 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share of common stock for the periods indicated:

	For the three months ended
	March 31, 2012	March 31, 2011
Numerator used in basic net income per share of common stock:
Net income attributable to China Biologic Products, Inc.	$12,957,306	$6,308,975
Change in fair value of derivative liabilities (warrants)	(1,209,382)	(513,828)
Numerator used in diluted net income per share of common stock	$11,747,924	$5,795,147

Weighted average shares:

	For the three months ended
	March 31, 2012	March 31, 2011
Basic	25,601,125	24,351,125
Effect of dilutive common share equivalents:
Diluted effect of warrants	474,014	659,993
Diluted effect of stock option	472,746	669,530

Diluted	26,547,885	25,680,648

Net income per share of common stock - basic	$0.51	$0.26
Net income per share of common stock - diluted	$0.44	$0.23

During the three months ended March 31, 2012, 1,184,000 options with an average exercise price of $12.80 were excluded from the calculation of diluted net income per share of common stock since they were antidilutive.

During the three months ended March 31, 2011, the embedded conversion option in the convertible notes and 1,126,000 options with an average exercise price of $12.84 were excluded from the calculation of diluted earnings per share since they were antidilutive.

NOTE 17 – CONCENTRATIONS AND CREDIT RISKS

The Company’s operations are carried out in the PRC and are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other matters.

The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for its bank accounts located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for its bank accounts located in Hong Kong. Cash balances maintained at financial institutions or state-owned banks in the PRC are not covered by insurance. Total cash in banks as of March 31, 2012 and December 31, 2011 amounted to $84,204,083 and $88,957,826, respectively, of which $194,401 and $236,373 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on and cash held in bank accounts.

The Company’s major product, human albumin: 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml and 10%/50ml, accounted for 54.6% and 57.2% of the total sales for the three months ended March 31, 2012 and 2011, respectively. If the market demands for human albumin cannot be sustained in the future or the price of human albumin decreases, the Company’s operating results could be adversely affected.

All of the Company’s customers are located in the PRC and India. As of March 31, 2012 and 2011, the Company had no significant concentration of credit risk. There were no customers that individually comprised 10% or more of the sales during the three months ended March 31, 2012 and 2011, respectively. No individual customer represented 10% or more of trade receivables at March 31, 2012 and December 31, 2011, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There were no supplier that comprised 10% or more of the total purchases for the three months ended March 31, 2012 and 2011, respectively. There was no supplier that represented more than 10% of accounts payables at March 31, 2012 and 2011, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; expectations regarding governmental approvals of our new products; expected preferential tax treatment of our PRC subsidiary, Guizhou Taibang; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “China Biologic,” the “Company,” “we,” “us,” or “our,” are to the combined business of China Biologic Products, Inc., Delaware corporation, and its direct and indirect subsidiaries;

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

We are approved to sell human albumin with dosages of 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml, 10%/50ml and 25%/50ml. Human albumin is our top-selling product. Sales of these human albumin products represented approximately 54.6% and 57.2% of our total sales for each of the three months ended March 31, 2012 and 2011, respectively. Human albumin is principally used to increase blood volume while immunoglobulin, one of our other major products, is used for certain disease prevention and cures. Our approved human albumin and immunoglobulin products use human plasma as the basic raw material. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. All of our products are prescription medicines administered in the form of injections.

We currently sell our products primarily to customers in the PRC, mainly hospitals and inoculation centers directly or through approved distributors. We usually sign short-term contracts with customers and therefore our largest customers have changed over the years. For the three months ended March 31, 2012 and 2011, our top 5 customers in aggregate accounted for approximately 17.2% and 13.5%, respectively, of our total sales. As we continue to diversify our geographic presence, customer base and product mix, we expect that our largest customers will continue to change from year to year.

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

First Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended March 31, 2012:

  Sales: Sales increased by $12,756,639, or 37.0%, to $47,227,461 for the three months ended March 31, 2012, from $34,470,822 for the same period in 2011.

  Gross profit: Gross profit increased by $6,352,510, or 25.2%, to $31,511,734 for the three months ended March 31, 2012, from $25,159,224 for the same period in 2011.

  Income from operations: Income from operations increased by $4,295,066, or 29.6%, to $18,829,245 for the three months ended March 31, 2012, from $14,534,179 for the same period in 2011.

  Net income attributable to controlling company: Net income increased by $6,648,331, or 105.4%, to $12,957,306 for the three months ended March 31, 2012, from $6,308,975 for the same period in 2011.

  Fully diluted net income per share: Fully diluted net income per share was $0.44 for the three months ended March 31, 2012, as compared to $0.23 for the same period in 2011.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended		$	%
	March 31,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
SALES
External customers	$47,227,461	$34,395,238	$12,832,223	37.3%
Related party	-	75,584	(75,584)	(100.0%	)
Total sales	47,227,461	34,470,822	12,756,639	37.0%
COST OF SALES
External customers	15,715,727	9,277,204	6,438,523	69.4%
Related party	-	34,394	(34,394)	(100.0%	)
Total cost of sales	15,715,727	9,311,598	6,404,129	68.8%
GROSS PROFIT	31,511,734	25,159,224	6,352,510	25.2%
OPERATING EXPENSES
Selling expenses	4,826,107	2,449,913	2,376,194	97.0%
General and administrative expenses	7,145,794	7,464,141	(318,347)	(4.3%	)
Research and development expenses	710,588	710,991	(403)	(0.1%	)
Total operating expenses	12,682,489	10,625,045	2,057,444	19.4%
INCOME FROM OPERATIONS	18,829,245	14,534,179	4,295,066	29.6%
OTHER (INCOME) / EXPENSES
Equity in income of an equity method investee	(1,022,412)	(270,394)	(752,018)	278.1%
Change in fair value of derivative liabilities	(1,209,382)	(1,021,865)	(187,517)	18.4%
Interest expense	608,563	1,680,922	(1,072,359)	(63.8%	)
Interest income	(543,395)	(170,131)	(373,264)	219.4%
Other (income)/expenses, net	100,989	224,231	(123,242)	(55.0%	)
Total other (income)/expenses, net	(2,065,637)	442,763	(2,508,400)	(566.5%	)
EARNINGS BEFORE INCOME TAX EXPENSE	20,894,882	14,091,416	6,803,466	48.3%
INCOME TAX EXPENSES	3,176,715	4,263,216	(1,086,501)	(25.5%	)
NET INCOME	$17,718,167	$9,828,200	$7,889,967	80.3%
Less: Net income attributable to noncontrolling interest	4,760,861	3,519,225	1,241,636	35.3%
NET INCOME ATTRIBUTABLE TO COMPANY	$12,957,306	$6,308,975	$6,648,331	105.4%

Sales. Our sales increased by 37.0%, or $12,756,639, to $47,227,461 for the three months ended March 31, 2012, compared to $34,470,822 for the three months ended March 31, 2011. The increase in sales during 2012 was primarily attributable to a mix of price and volume increases in certain of our plasma based products. In addition, foreign exchange translation accounted for 5.7% of the sales increase.

Most of our approved products recorded price increases ranging from approximately 2.8% to 10.7%, except for human hepatitis B immunoglobulin products, which decreased by approximately 27.0% . For the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, the average price for our approved human albumin products, which contributed 54.6% to our total sales, increased by approximately 9.2% and, excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 4.7% . The average price for our approved human hepatitis B immunoglobulin products, which contributed 2.7% to our total sales, decreased by approximately 27.0% and, excluding the foreign exchange translation effect, their average price in RMB term decreased by approximately 30.0% The average price for our approved human immunoglobulin for intravenous injection, or IVIG products, which contributed 32.3% to our total sales, increased by approximately 10.7%, and excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 6.1% . The average price for our approved human rabies immunoglobulin products, which contributed 2.1% to our total sales, increased by approximately 2.8% and, excluding the foreign exchange translation effect, their average price in RMB term decreased by approximately 1.4% . The average price for our approved human tetanus immunoglobulin products, which contributed 3.0% to our total sale, increased by approximately 9.2% and, excluding the foreign exchange translation effect, their average price in RMB term decreased by approximately 4.6% . The general price increases of our human albumin product and immunoglobulin product group was primarily attributable to the shortage in supply of such products in the first quarter of 2012 as the market began to be impacted by the Guizhou plasma stations closure. The price decrease in human hepatitis B immunoglobulin products in RMB terms was mainly due to our participation in a public health program sponsored by PRC’s Ministry of Health benefiting migrant workers. The sales price of products participating in this public health program is lower than normal retail price in order to benefit migrant workers.

During the three months ended March 31, 2012, volume in sales for our human albumin, IVIG, human rabies immunoglobulin products and human tetanus immunoglobulin products increased by 19.8%, 32.2%, 27.2% and 10.5%, respectively, and volume in sales for our human hepatitis B immunoglobulin decreased by 22.1% as compared to the three months ended March 31, 2011. The sales volume of human hepatitis B immunoglobulin products decreased mainly due to the decrease in demand as the new government program emphasizes on application of the products on newborns, but not pre-natal mothers.

Cost of sales. Our cost of sales increased by $6,404,129, or 68.8%, to $15,715,727 for the three months ended March 31, 2012, from $9,311,598 for the same period in 2011. Cost of sales as a percentage of sales was 33.3% for the three months ended March 31, 2012, as compared to 27.0% for the same period in 2011. The increase in cost of sales, as well as the increase in cost of sales as a percentage of sales, was mainly due to the increase in sales and the increase in cost of plasma paid to donors, which was in line with the industry-wide trend. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors.

Gross profit and gross margin. Our gross profit increased by $6,352,510, or 25.2%, to $31,511,734 for the three months ended March 31, 2012, from $25,159,224 for the same period in 2011. As a percentage of sales, our gross profit margin decreased by 6.3% to 66.7% for the three months ended March 31, 2012, from 73.0% for the same period in 2011. The decrease in gross profit margin was mainly due to the higher raw material costs as discussed above, which outpaced the price increases of our other products.

Operating expenses. Our total operating expenses increased by $2,057,444, or 19.4%, to $12,682,489, for the three months ended March 31, 2012, from $10,625,045 for the same period in 2011. The increase was primarily attributable to a 97.0% increase in our selling expenses, which was offset by the 4.3% decrease in our general and administrative expenses during the 2012 period. As a percentage of sales, total expenses decreased by 3.9% to 26.9% for the three months ended March 31, 2012, from 30.8% for the same period in 2011.

Selling expenses. For the three months ended March 31, 2012, our selling expenses increased to $4,826,107, from $2,449,913 for the three months ended March 31, 2011, an increase of $2,376,194, or 97.0% . As a percentage of sales, our selling expenses for the three months ended March 31, 2012 increased by 3.1% to 10.2%, from 7.1% for the three months ended March 31, 2011. The increase in selling expenses was primarily due to our increased promotional and conference activities as we continued our efforts in expanding our customer base into hospitals and inoculation centers throughout the PRC. We believe targeting these direct sales channels enables the Company to maximize the prices and serve the customers best.

General and administrative expenses. For the three months ended March 31, 2012, our general and administrative expenses decreased to $7,145,794, from $7,464,141 for the three months ended March 31, 2011, a decrease of $318,347, or 4.3% . General and administrative expenses as a percentage of sales decreased by 6.6% to 15.1% for the three months ended March 31, 2012, from 21.7% for the three months ended March 31, 2011. The decrease in general and administrative expenses was mainly due to a decrease in expenses related to legal and accountants, office expense, as well as non-cash employee stock compensation, which is offset by the $0.4 million of compensation paid to dismissed employees due to the closure of Guizhou’s plasma stations.

Research and development expenses. For the three months ended March 31, 2012 and 2011, our research and development expenses were $710,588 and $710,991, respectively, a decrease of $403, or 0.1% . As a percentage of sales, our research and development expenses for the three months ended March 31, 2012 and 2011 were 1.5% and 2.1%, respectively. The research and development expenses remains at the same level as we are still awaiting SFDAs approval of two new products, Human Prothrombin Complex Concentrate and Human Coagulation Factor VIII. We expect to receive the approval for these two new products in later part of 2012 or early 2013 due to the delay of the SFDA approval process.

Change in fair value of derivative liabilities. The embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants issued in June 2009 are classified as derivative liabilities carried at fair value. For the three months ended March 31, 2012 and 2011, we recognized a gain from the change in fair value of derivative liabilities in the amounts of $1,209,382 and $1,021,865, respectively. The recognized gain from the change in the fair value of derivative liabilities in the three months ended March 31, 2012 is mainly due to a decrease in the price of our common stock from $10.46 as of December 31, 2011 to $9.28 as of March 31, 2012.

Interest (income) expense. Our interest expense decreased by $1,072,359 to $608,563 for the three months ended March 31, 2012, from $1,680,922 for the same period in 2011. Our interest income increased by $373,264 to $543,395, for the three months ended March 31, 2012, from $170,131 for the same period in 2011. The decrease in interest expense was primarily due to the convertible notes had been fully converted prior to the first quarter of 2012.

Income tax. Our provision for income taxes decreased by $1,086,501, or 25.5%, to $3,176,715 for the three months ended March 31, 2012, from $4,263,216 for the same period in 2011. Our effective income tax rates were 15.2% and 30.3% for the three months ended March 31, 2012 and 2011, respectively. The decrease of the effective income tax rate was mainly attributable to the decrease in applicable income tax rate of Shandong Taibang and Guizhou Taibang from 25% for the three months ended March 31, 2011 to 15% for the three months ended March 31, 2012.

According to the PRC’s central government policy, new or high technology companies will enjoy a preferential tax treatment of 15%, instead of 25% under the Enterprise Income Tax Law. In February 2009, Shandong Taibang was granted the High and New Technology Enterprise status; and in October 2011, Shandong Taibang renewed its High and New Technology Enterprise qualification which entitled it to the preferential income tax rate of 15% for an additional three years effective retroactively from January 1, 2011 to December 31, 2013. Further, Guizhou Taibang was entitled to the preferential income tax rate of 15% under the 10-year Western Development Tax Concession, which was ended in 2010. According to CaiShui [2011] No. 58 dated July 27, 2011, qualified enterprises located in the western regions of PRC are entitled to a preferential income tax rate of 15% effective retroactively from January 1, 2011. Management believes Guizhou Taibang will be treated as a qualified enterprise located in the western regions and therefore be subject to income tax at a preferential tax rate of 15% from 2011 to 2020. As of March 31, 2012, all other PRC subsidiaries of the Company are subjected to the regular 25% tax rate.

Our company’s PRC subsidiaries have cash balance of $83.8 million as of March 31, 2012 which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred tax liabilities on undistributed earnings of our PRC subsidiaries.

Net income attributable to Company. As a result of the cumulative effects of foregoing factors, our net income attributable to Company increased by $6,648,331, or 105.4%, to $12,957,306 for the three months ended March 31, 2012, from $6,308,975 for the same period in 2011, and our net income attributable to Company as a percentage of total sales was 27.4% and 18.3% for the three months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. As of March 31, 2012, we had $84,974,621 in cash, primarily consisting of cash on hand and demand deposits.

The following table provides the statements of net cash flows for the periods indicated:

Cash Flow

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$8,208,202	$2,878,223
Net cash used in investing activities	(2,644,492)	(1,897,980)
Net cash used in financing activities	(10,734,880)	(10,181,320)
Effects of exchange rate change on cash	733,956	567,480
Net decrease in cash	(4,437,214)	(8,633,597)
Cash at beginning of the period	89,411,835	64,941,368
Cash at end of the period	$84,974,621	$56,307,771

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 was $8,208,202, as compared to $2,878,223 for the three months ended March 31, 2011. For the three months ended March 31, 2012 and 2011, our net income was $17,718,167 and $9,828,200, respectively, and our net non-cash operating expense was $1,172,319 and $3,065,350, respectively.

Among the non-cash operating items for the three months ended March 31, 2012 and 2011, our depreciation and amortization expense was $1,852,522 and $1,993,332, respectively, our stock compensation expense was $962,419 and $1,174,882, respectively, the amortization of discount on convertible notes was zero and $1,458,489, respectively, and our income from change in fair value of derivative liabilities was $1,209,382 and $1,021,865, respectively.

We had a net cash outflow of working capital of $10,328,961 and $10,015,327 for the three months ended March 31, 2012 and 2011, respectively. Among these cash outflows, the increase in accounts receivable for the three months ended March 31, 2012 and 2011 were $7,933,930 and $3,140,650, respectively. As we increased our sales directly to end-users, such as hospitals and inoculation centers that have extended credit terms, we experienced a slower turn-over with our accounts receivable.

Investing Activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment and intangibles, and advances on non-current assets.

Net cash used in investing activities for the three months ended March 31, 2012 was $2,644,492, as compared to $1,897,980 for the three months ended March 31, 2011. During the three months ended March 31, 2012 and 2011, we paid $2,325,870 and $1,692,558, respectively, for acquiring equipment for Guizhou Taibang and for buildings and construction in progress at Shandong Taibang.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012 totaled $10,734,880, as compared to $10,181,320 for the three months ended March 31, 2011. The net cash used in financing activities in the three months ended March 31, 2012 was mainly due to a $6,352,000 repayment of a short-term bank loan and a $4,382,880 dividend paid by our subsidiaries to the noncontrolling interest shareholders. The net cash used in financing activities in 2011 was mainly due to a$7,635,000 payment to acquire the remaining 10% interest in our 90% majority-owned subsidiary.

Management believes that the Company has sufficient cash on hand and continuing positive cash inflow, from the sale of its plasma-based products in the PRC market, for its operations.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of March 31, 2012:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Short-term bank loan, unsecured	$4,752,000	$4,752,000	$-	$-	$-
Due to related parties	5,818,242	5,818,242	-	-	-
Operating lease commitment	685,192	315,031	112,060	110,678	147,423
Total	$11,255,434	$10,885,273	$112,060	$110,678	$147,423

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term and long-term bank loans. Although our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2012.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of March 31, 2012 would decrease net income before provision for income taxes by approximately $11,880 for the three months ended March 31, 2012. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and majority of expenses are denominated in RMB. All of our assets are denominated in RMB, except certain cash balances. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of stockholder’s equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk, and we have not entered into foreign exchange contracts for speculative or trading purposes.

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

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in banks as of March 31, 2012 and December 31, 2011 amounted to $84,204,083 and $88,957,826, respectively, $194,401 and $236,373 of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash in bank accounts.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 54.6% and 32.3% of the total sales for the three months ended March 31, 2012, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chao Ming Zhao and our Chief Financial Officer, Mr. Y. Tristan Kuo, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2012. Based on that evaluation, Mr. Zhao and Mr. Kuo concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Other than the legal proceedings described in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2011, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results. Investors are directed to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011 for the description of these legal proceedings. There have been no material developments to these legal proceedings except for the following.

Dispute among Guizhou Taibang Shareholders over Raising Additional Capital

On March 20, 2012, the Company received a subpoena that Jie’an brought suit in the People’s Court of Huaxi District, Guizhou Province against Guizhou Taibang, alleging Guizhou Taibang’s withholding of its request. Jie’an requested that Guizhou Taibang registers its 1.8 million shares of capital infusion, pay dividends associated with these shares, as well as the related interest and penalty from May 2007 to December 2011 amounting to RMB 25,000,000 approximately $3,970,000) in aggregate, and return the over-paid subscription of RMB 1,440,000 (approximately $228,672), as well as the interest and penalty, amounting to RMB 10,000,000 (approximately $1,588,000) in aggregate. The People’s Court of Huaxi District, Guizhou Province, China has accepted Jie’an’s suit and will hear the case on May 15, 2012. If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated above, the Company does not expect Jie’an to prevail. As of March 31, 2012, the Company had, in its balance sheet, payables to Jie’an in the amounts of RMB 5,040,000 (approximately $798,336) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB 1,440,000 (approximately $228,096) for the over-paid subscription, and RMB 2,230,576 (approximately $353,323) for the accrued interest.

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results, or our financial condition. The following risk factor should be read in conjunction with that discussion. Except for the addition of this risk factor, there are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Our independent registered public accounting firm’s audit documentation related to their audit reports included in our annual report may include audit documentation located in the Peoples’ Republic of China. The Public Company Accounting Oversight Board (“PCAOB”) currently cannot inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issued an audit opinion in the financial statements included in our annual report for the fiscal year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission, or SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB. Since the significant portion of the audit is conducted in China and the work papers related to such portion are located in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, the work papers of our auditors that are located in China are not currently inspected by the PCAOB.

Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. However, the PCAOB is currently unable to inspect an auditor’s audit work related to a company’s operations in China and where such documentation of the audit work is located in China. As a result, our investors may be deprived of the benefits of PCAOB’s oversight of our auditors through such inspections.

The inability of the PCAOB to conduct inspections of our auditors’ work papers in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may consequently lose confidence in our reported financial information and procedures and the quality of our financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during quarter. No repurchases of our common stock were made during the first quarter of 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of 2012, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1935, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2012	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ Chao Ming Zhao
Chao Ming Zhao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Y. Tristan Kuo
Y. Tristan Kuo, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Certificate of Incorporation of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
10.1(3)	Director Agreement, by and between the Company and Yungang Lu, dated March 19, 2012.
10.2 (4)	Indemnity Agreement, by and between the Company and Yungang Lu, dated March 19, 2012.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith)

(1) Previously filed as Exhibit 3.1 of the registration statement on Form SB-2 on September 5, 2007.
(2) Previously filed as Exhibit 3.2 of the annual report on Form 10-K on March 31, 2009.
(3) Previously filed as Exhibit 10.1 of the current report on Form 8-K on March 23, 2012.
(4) Previously filed as Exhibit 10.2 of the current report on Form 8-K on March 23, 2012.