Form 10-Q
period 2012-06-30
China Biologic Products, Inc.
filed 2012-08-09
CIK 1369868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to________________

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	26,538,625

Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2012

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	27
Item 4. Controls and Procedures.	28

PART II
OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities.	29
Item 4. Mine Safety Disclosures.	29
Item 5. Other Information.	30
Item 6. Exhibits.	30

i

PART I FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Contents	Page(s)
Unaudited Consolidated Balance Sheets	1
Unaudited Consolidated Statements of Comprehensive Income	2
Unaudited Consolidated Statement of Changes in Equity	3
Unaudited Consolidated Statements of Cash Flows	4
Notes to Unaudited Consolidated Financial Statements	6

ii

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$104,487,225	$89,411,835
Short-term investment	1,347,250	-
Accounts receivable, net of allowance for doubtful accounts	21,539,879	16,757,368
Inventories	69,744,364	71,338,590
Other receivables	1,843,139	2,594,461
Prepayments and prepaid expenses	2,063,454	1,591,696
Deferred tax assets	1,768,319	1,999,563
Total Current Assets	202,793,630	183,693,513
Property, plant and equipment, net	40,438,504	40,546,539
Intangible assets, net	5,109,949	6,520,671
Land use rights, net	5,779,983	5,487,343
Prepayments and deposits for property, plant and equipment	7,856,130	4,287,492
Equity method investment	9,888,236	8,357,017
Total Assets	$271,866,432	$248,892,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$-	$11,018,000
Accounts payable	3,486,567	4,996,463
Due to related parties	4,597,741	3,319,938
Other payables and accrued expenses	23,364,025	30,661,794
Advance from customers	5,287,022	4,365,523
Advance from customers – a related party	-	486,602
Income tax payable	3,227,566	5,373,633
Other taxes payable	2,280,812	2,189,913
Derivative liabilities - warrants	-	5,410,419
Total Current Liabilities	42,243,733	67,822,285
Other payable	344,804	343,477
Deferred tax liabilities	1,478,650	1,685,772
Total Liabilities	44,067,187	69,851,534

Stockholders’ Equity
Common stock: par value $.0001; 100,000,000 shares authorized; 26,538,625 and 25,601,125 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	2,654	2,560
Additional paid-in capital	58,972,454	48,838,311
Retained earnings	99,716,888	73,920,811
Accumulated other comprehensive income	13,811,804	12,750,682
Total stockholders’ equity attributable to China Biologic Products, Inc.	172,503,800	135,512,364

Noncontrolling interest	55,295,445	43,528,677

Total Equity	227,799,245	179,041,041

Commitments and contingencies	-	-

Total Liabilities and Equity	$271,866,432	$248,892,575

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Sales
External customers	$50,466,339	$41,664,996	$97,693,800	$76,060,234
Related party	-	462	-	76,046
Total sales	50,466,339	41,665,458	97,693,800	76,136,280

Cost of sales
Eternal customers	16,130,889	12,512,359	31,846,616	21,789,563
Related party	-	210	-	34,604
Cost of sales	16,130,889	12,512,569	31,846,616	21,824,167

Gross profit	34,335,450	29,152,889	65,847,184	54,312,113

Operating expenses
Selling expenses	4,165,242	3,038,143	8,991,349	5,488,056
General and administrative expenses	7,932,372	7,665,306	15,078,166	15,129,447
Research and development expenses	929,489	1,218,977	1,640,077	1,929,968

Income from operations	21,308,347	17,230,463	40,137,592	31,764,642

Other (income) / expenses
Equity in income of equity method investee	(451,891)	(463,688)	(1,474,303)	(734,082)
Change in fair value of derivative liabilities	(559,758)	(11,175,384)	(1,769,140)	(12,197,249)
Interest expense	157,635	2,300,601	766,198	3,981,523
Interest income	(765,717)	(269,594)	(1,309,112)	(439,725)
Other expenses, net	1,797	846,051	102,786	1,070,282
Total other income, net	(1,617,934)	(8,762,014)	(3,683,571)	(8,319,251)

Earnings before income tax expense	22,926,281	25,992,477	43,821,163	40,083,893

Income tax expense	3,333,616	5,317,249	6,510,331	9,580,465

Net income	19,592,665	20,675,228	37,310,832	30,503,428

Less: Net income attributable to the noncontrolling interest	6,753,894	4,075,523	11,514,755	7,594,748

Net income attributable to China Biologic Products, Inc.	12,838,771	16,599,705	25,796,077	22,908,680

Net income per share:
Basic	$0.50	$0.67	$1.00	$0.94
Diluted	$0.46	$0.28	$0.90	$0.53

Weighted average shares used in computation:
Basic	25,875,164	24,632,774	25,738,145	24,492,728
Diluted	26,627,160	26,738,279	26,581,824	26,802,683

Other Comprehensive income, net of nil income taxes
Foreign currency translation adjustment	136,178	2,699,426	1,313,135	3,825,840

Comprehensive income	19,728,843	23,374,654	38,623,967	34,329,268

Less: Comprehensive income attributable to the noncontrolling interest	6,750,933	4,526,465	11,766,768	8,314,296

Comprehensive income attributable to China Biologic Products, Inc.	$12,977,910	$18,848,189	$26,857,199	$26,014,972

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2012

					Accumulated	Equity attributable
	Common stock		Additional	Retained	other comprehensive	to China Biologic	Noncontrolling
	Shares	Par value	paid-in capital	earnings	income	Products, Inc.	interest	Total equity
Balance as of January 1, 2012	25,601,125	$2,560	$48,838,311	$73,920,811	$12,750,682	$135,512,364	$43,528,677	$179,041,041
Comprehensive income
Net income	-	-	-	25,796,077	-	25,796,077	11,514,755	37,310,832
Other comprehensive income	-	-	-	-	1,061,122	1,061,122	252,013	1,313,135
Stock compensation	-	-	1,992,958	-	-	1,992,958	-	1,992,958
Common stock issued in connection with: - Exercise of warrants	937,500	94	8,141,185	-	-	8,141,279	-	8,141,279
Balance as of June 30, 2012	26,538,625	$2,654	$58,972,454	$99,716,888	$13,811,804	$172,503,800	$55,295,445	$227,799,245

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,310,832	$30,503,428
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,281,223	2,192,436
Amortization	1,525,267	1,769,484
Loss on sale of property, plant and equipment	60,518	133,218
Allowance / (reversal of allowance) for doubtful accounts, net	57,532	(14,674)
Write-down of obsolete inventories	49,703	151,014
Deferred tax expense / (benefit), net	26,341	(677,477)
Stock compensation	1,992,958	2,418,287
Change in fair value of derivative liabilities	(1,769,140)	(12,197,249)
Amortization of deferred note issuance cost	-	91,945
Amortization of discount on convertible notes	-	3,503,767
Equity in income of equity method investee	(1,474,303)	(734,082)
Change in operating assets and liabilities
Accounts receivable - third parties	(4,692,006)	(10,150,102)
Accounts receivable -a related party	-	214,587
Other receivables	179,282	27,582
Inventories	2,045,191	(9,319,703)
Prepayments and prepaid expenses	(471,755)	(1,299,510)
Accounts payable	(1,546,373)	1,200,716
Other payables and accrued expenses	(3,053,145)	378,573
Due to related parties	1,255,867	-
Advance from customers	891,890	857,251
Advance from customers – a related party	(490,497)	-
Income tax payable	(2,185,825)	2,735,990
Other taxes payable	75,672	563,983
Net cash provided by operating activities	32,069,232	12,349,464

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividend received	555,310	-
Purchase of property, plant and equipment	(5,098,533)	(4,596,500)
Purchase of intangible assets and land use right	(796,707)	(413,925)
Purchase of short-term investment	(1,348,610)	-
Net cash used in investing activities	(6,688,540)	(5,010,425)

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES UNAUDTIED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the six months ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants exercised	4,500,000	-
Proceeds from stock option exercised	-	100,000
Proceeds from short term bank loans	-	18,373,200
Repayment for short term bank loans	(11,106,200)	(3,062,200)
Acquisition of noncontrolling interest	-	(7,635,000)
Dividend paid by subsidiaries to noncontrolling interest shareholders	(4,379,016)	(5,589,920)
Net cash (used in)/provided by financing activities	(10,985,216)	2,186,080

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	679,914	2,375,192

NET INCREASE IN CASH	15,075,390	11,900,311

Cash at the beginning of period	89,411,835	64,941,368

Cash at the end of period	$104,487,225	$76,841,679

Supplemental cash flow information
Cash paid for income taxes	$8,669,815	$7,521,952
Cash paid for interest expense	$204,982	$370,918
Noncash investing and financing activities:
Convertible notes conversion	$-	$12,972,000
Utilization of prepayments and deposits to acquire property, plant and equipment	$-	$836,000
Exercise of warrants that were liability classified	$3,641,279	$-
Acquisition of property, plant and equipment included in payables	$347,439	$1,993,920

See accompanying notes to Unaudited Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011

NOTE 1 – ORGANIZATION BACKGROUND AND PRINCIPAL ACTIVITIES

China Biologic Products, Inc. (the “Company” or “CBP”, formerly known as “GRC Holdings, Inc.”) was originally incorporated in the State of Texas in 1989. On July 19, 2006, the Company and its then principle shareholders entered into a share exchange agreement (the “Exchange Agreement”) with Taibang Biological Ltd. (“Taibang Biological”, formerly known as “Logic Express Ltd.”, a privately held investment holding company incorporated on January 6, 2006 under the laws of the British Virgin Islands, and all the shareholders of Taibang Biological (the “Taibang Biological Shareholders”). Pursuant to the terms of the Exchange Agreement, the Taibang Biological Shareholders transferred to the Company all of their shares in exchange for 18,484,715 shares of the Company’s common shares (the “Share Exchange”). As a result of the Share Exchange, Taibang Biological became a wholly-owned subsidiary of the Company and the Taibang Biological Shareholders received approximately 96.1% of the Company’s issued and outstanding common shares. Immediately prior to the date of the Share Exchange, the Company was a publicly listed shell entity with no operations and, Taibang Biological, through its 82.76% owned subsidiary, Shandong Taibang Biological Products Co. Ltd. (“Shandong Taibang”), was engaged in the research, development, commercialization, manufacture and sale of human blood products primarily in the People’s Republic of China (the “PRC” or “China”). The Share Exchange was accounted for as a reverse recapitalization, equivalent to the issuance of stock by Taibang Biological for the net monetary assets of the Company accompanied by a recapitalization. After consummation of the Share Exchange, the Company converted into a Delaware corporation and changed its name to China Biologic Products, Inc. on January 10, 2007.

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

On November 11, 2010, the Company established Qianfeng Biological Science Company (“Qianfeng Biologic”) for the purpose of research and development of placenta based products. As of June 30, 2012, Qianfeng Biologic, which is a wholly-owned subsidiary of Guizhou Taibang, did not commence operations.

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

On July 15, 2011, the Guizhou Provincial Health Department issued the revised “Plan for Guizhou Provincial Blood Collection Institutional Setting (2011-2014)”, which stipulates the number of counties that are permitted to set up plasma collection stations in Guizhou Province is limited to four counties (the “Guizhou Plan”). As a result of the implementation of the Guizhou Plan, the licenses of four plasma collection stations in Dan Zhai, Wei Ning, San Sui and Na Yong counties owned by Guizhou Taibang were not renewed after their respective plasma collection permits expired at the end of July 2011. The licenses of its plasma collection stations in Pu Ding and Huang Ping counties (locations permitted under the Guizhou Plan) were renewed until July 31, 2013. In addition, Guizhou Taibang’s inactive plasma collection station in Guizhou Province that was purchased from the government in 2007 is unlikely to obtain a license as planned, because it is in Zhen Yuan County, a county not included in the Guizhou Plan.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position of June 30, 2012, the results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011, have been made.

All significant intercompany transactions and balances are eliminated on consolidation.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2012 and December 31, 2011 consisted of the following:
	June 30, 2012	December 31, 2011
Accounts receivable	$21,978,738	$17,171,460
Less: Allowance for doubtful accounts	(438,859)	(414,092)
Total	$21,539,879	$16,757,368

A reversal of the allowance for doubtful accounts of $12,953 and $10,419 was recorded in the three months ended June 30, 2012 and 2011, respectively. A provision for doubtful accounts of $21,895 and a reversal of the allowance for doubtful accounts of $19,377 was recorded for the six months ended June 30, 2012 and 2011, respectively. There were no write-off of accounts receivable for the three and six months ended June 30, 2012 and June 30, 2011, respectively.

NOTE 4 – INVENTORIES

Inventories at June 30, 2012 and December 31, 2011 consisted of the following:
	June 30, 2012	December 31, 2011
Raw materials	$26,880,149	$29,403,776
Work-in-process	21,382,882	21,385,806
Finished goods	21,481,333	20,549,008
Total	$69,744,364	$71,338,590

Raw materials mainly comprised the human blood plasma collected from the Company’s plasma stations. Work-in-process represented the intermediate products in the process of production. Finished goods mainly comprised human albumin and human immunoglobulin.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Buildings	$26,304,957	$25,296,828
Machinery and equipment	30,601,008	29,891,291
Furniture, fixtures, office equipment and vehicles	6,762,154	6,445,851
Total property, plant and equipment, gross	63,668,119	61,633,970
Accumulated depreciation	(24,040,851)	(21,744,060)
Total property, plant and equipment, net	39,627,268	39,889,910
Construction in progress	811,236	656,629
Property, plant and equipment, net	$40,438,504	$40,546,539

Depreciation expense for the three months ended June 30, 2012 and 2011 was $1,184,498 and $1,083,692, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 was $2,281,223 and $2,192,436, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Permits and licenses	10 years	$4,981,362	$(1,788,375)	$3,192,987
GMP certificate	5.8 years	2,522,496	(1,660,853)	861,643
Long-term customer-relationship	4 years	7,509,730	(6,571,014)	938,716
Others		237,352	(120,749)	116,603
Total		$15,250,940	$(10,140,991)	$5,109,949

	December 31, 2011
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Permits and licenses	10 years	$4,946,791	$(1,562,105)	$3,384,686
GMP certificate	5.8 years	2,504,990	(1,364,070)	1,140,920
Long-term customer-relationship	4 years	7,457,612	(5,593,209)	1,864,403
Others		233,030	(102,368)	130,662
Total		$15,142,423	$(8,621,752)	$6,520,671

Aggregate amortization expense for amortizing intangible assets was $733,794 and $857,695 for the three months ended June 30, 2012 and 2011, respectively. Aggregate amortization expense for amortizing intangible assets was $1,456,810 and $1,710,688 for the six months ended June 30, 2012 and 2011, respectively. Estimated amortization expenses for the next five fiscal years are $1,114,262 in 2013, $556,779 in 2014, $556,726 in 2015, $539,399 in 2016 and $526,997 in 2017.

NOTE 7 – LAND USE RIGHTS, NET

At June 30, 2012 and December 31, 2011, land use rights represented:
	June 30, 2012	December 31, 2011
Land use rights	$6,379,880	$6,018,783
Accumulated amortization	(599,897)	(531,440)
Land use rights, net	$5,779,983	$5,487,343

Aggregate amortization expense for amortizing land use right was $35,676 and $27,201 for the three months ended June 30, 2012 and 2011, respectively. Aggregate amortization expense for amortizing land use right was $68,457 and $58,796 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 8– SHORT-TERM BANK LOANS

The Company’s bank loans as of June 30, 2012 and December 31, 2011 consisted of the following:

	Maturity	Annual
Loans	date	interest rate	June 30, 2012	December 31, 2011
Short-term bank loan, secured(1)	March 22, 2012	6.06%	-	3,148,000
Short-term bank loan, unsecured	January 29, 2012	5.81%	-	1,574,000
Short-term bank loan, unsecured	January 29, 2012	6.06%	-	1,574,000
Short-term bank loan, unsecured	May 19, 2012	6.31%	-	4,722,000
Total			$-	$11,018,000

Interest expense on short-term bank loans was $45,765 and $167,964 for the three months ended June 30, 2012 and 2011, respectively. Interest expense on short-term bank loans was $204,982 and $238,340 for the six months ended June 30, 2012 and 2011, respectively. The Company did not have any revolving line of credit as of June 30, 2012.

(1)As of December 31, 2011, the secured loan was secured by the Company’s buildings with a net carrying amount of $1,644,480.

NOTE 9– INCOME TAX

On October 31, 2011, Shandong Taibang received a notice from the Shandong provincial government that the High and New Technology Enterprise qualification has been renewed for an additional three years which entitled it for a 15% preferential income tax rate from 2011 to 2013.

According to CaiShui [2011] No. 58 dated July 27, 2011, qualified enterprises located in the western region of PRC are entitled to continue to pay income taxes at a preferential income tax rate of 15% effective retroactively from January 1, 2011. Management believes Guizhou Taibang is a qualified enterprise located in the western region and therefore is subject to a preferential tax rate of 15% from 2011 to 2020.

The Company’s effective income tax rates were 15% and 20% for the three months ended June 30, 2012 and 2011, respectively. The Company’s effective income tax rates were 15% and 24% for the six months ended June 30, 2012 and 2011, respectively. For the three and six months ended June 30, 2012, the effective income tax rates for the PRC entities and the non-PRC entities were approximately 15% and 0%, respectively.

As of and for the six months ended June 30, 2012, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

NOTE 10– WARRANTS AND OPTIONS

Warrants

In connection with the issuance of convertible notes in 2009, the Company issued warrants to purchase up to 1,194,268 shares of common stock of the Company to the investors at an exercise price of $4.80 per share.

In June 2012, the warrants to purchase 937,500 shares of common stock of the Company were exercised and the Company received proceeds of $4,500,000. At the time of the exercise, the fair value of the warrants was $3,641,279. For the three months ended June 30, 2012 and 2011, the gains arising from the decrease in fair value of warrants were $559,758 and $5,393,760, respectively. For the six months ended June 30, 2012 and 2011, the gains arising from the decrease in fair value of warrants were $1,769,140 and $5,907,588, respectively. As of December 31, 2011, there were 937,500 warrants outstanding. As of June 30, 2012, there were no warrants outstanding.

The fair value of the warrants that were exercised on June 6 and June 4, 2012, and outstanding as of December 31, 2011 was determined based on the Binominal option pricing model, using the following key assumptions:

	June 6, 2012	June 4, 2012	December 31, 2011
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.05%	0.04%	0.05%
Time to maturity (in years)	-	-	0.43
Expected volatility	47.4%	37.3%	80.0%
Fair value of underlying common shares (per share)	$9.22	$8.55	$10.46

Changes in the management’s estimates and assumptions regarding the expected volatility could significantly impact the estimated fair value of the warrants determined under the Binominal option pricing model and, as a result, the net income and the net income attributable to the Company’s stockholders.

Options

Effective May 9, 2008, the Board of Directors adopted the China Biologic Products, Inc. 2008 Equity Incentive Plan, or the 2008 Plan. The 2008 Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of five million (5,000,000) shares of the Company’s common stock may be issued pursuant to the 2008 Plan. The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than the fair market value per share on the grant date, except that, in the case of an incentive stock option granted to a person who holds more than 10% of the total combined voting power of all classes of the Company’s stock or any of its subsidiaries, the exercise price will be no less than 110% of the fair market value per share on the grant date. No more than an aggregate of 500,000 shares (or for awards denominated in cash, the fair market value of 500,000 shares on the grant date) may be subject to awards under the 2008 Plan to any individual participant in any one fiscal year. No awards may be granted under the 2008 Plan after May 9, 2018, except that any award granted before then may extend beyond that date.

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

On April 20, 2012, the Board of Directors granted options to each of the two new directors for the purchase of 20,000 shares of the Company’s common stock at an exercise price of $9.61, of which 10,000 shares vest on October 21, 2012 and the remaining 10,000 shares vest on April 21, 2013. These options expire on April 20, 2022.

On May 10, 2012, the Board of Directors granted options to the Company’s chief executive officer for the purchase of 300,000 shares of the Company’s common stock at an exercise price of $9.23. These options vest in 12 equal quarters with an initial vesting date of August 11, 2012. These options expire on May 10, 2022.

The fair value of each option granted in 2011 and 2012 are estimated on the respective dates of grant using the Black-Scholes option pricing model with the following major assumptions:

Granted on	January 1,	February 1,	February 27,	October 6,	March 19,	April 20,	May 10,
	2011	2011	2011	2011	2012	2012	2012
Expected dividend yield	0%	0%	0%	0%	0%	0%	0%
Risk-free interest rate	2.01%	1.95%	2.16%	0.96%	1.13%	0.84%	0.77%
Expected term (in years)	5	5	5	5	5	5	6
Expected volatility	70.0%	70.0%	70.0%	65.0%	52.0%	105.0%	105.0%

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock. The risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated term of the options. The expected dividend yield was based on the Company’s current and expected dividend policy. Changes in the management’s estimates and assumptions regarding the expected volatility could significantly impact the estimated fair values of the share options determined under the Black-Scholes option pricing model and, as a result, the net income and the net income attributable to the Company’s stockholders. The weighted average grant date fair value of options granted during the three months ended June 30, 2012 was $7.09. The weighted average grant date fair value of options granted during the six months ended June 30, 2012 was $6.93. During the six months ended June 30, 2012, no options were exercised and no option was forfeited. For the three months ended June 30, 2012 and 2011, the Company recorded stock compensation expense of $1,030,539 and $1,243,405, respectively, in general and administrative expenses. For the six months ended June 30, 2012 and 2011, the Company recorded stock compensation expense of $1,992,958 and $2,418,287, respectively, in general and administrative expenses. As of June 30, 2012, approximately $5,879,304 of stock compensation expense with respect to non-vested stock options is to be recognized over approximately 2.86 years.

NOTE 11– STATUTORY RESERVES

Each of the Company’s PRC subsidiaries are required to allocate at least 10% of its after tax profits, as determined under generally accepted accounting principal in the PRC, to its statutory surplus reserve until the reserve balance reaches 50% of the respective registered capital. The accumulated balance of the statutory reserve as of June 30, 2012 and December 31, 2011 was $30,789,351 and $30,753,726, respectively.

NOTE 12– FAIR VALUE MEASUREMENTS

Management used the following methods and assumptions to estimate the fair value of financial instruments at the relevant balance sheet dates:

  Short-term financial instruments (including cash, short-term investment, accounts receivables, other receivables, short-term bank loans, accounts payable, other payables and accrued expenses, and amount due to related parties) – The carrying amounts of the short-term financial instruments approximate their fair values because of the short maturity of these instruments.

  Long-term other payable – The fair value of the Company’s long-term other payable is estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities. The carrying amounts of long-term payable approximate their fair values.

  Derivative liabilities (the warrants) – The estimated fair values were determined by using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2011.

Fair Value Measurements Using:
Quoted Prices
		in Active Markets	Significant
		for Identical	Other	Significant
		Financial Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
December 31, 2011	Total	Level 1	Level 2	Level 3
Liabilities at fair value:
Derivative liabilities—Warrants	$5,410,419	$-	$5,410,419	$-

NOTE 13 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the three months ended June 30, 2012 and 2011 are as follows:

	For the three months ended
	June 30, 2012	June 30, 2011
Human Albumin	$19,539,419	$21,377,406
Immunoglobulin products:
Human Hepatitis B Immunoglobulin	2,346,915	1,874,504
Human Immunoglobulin for Intravenous Injection	21,239,174	16,084,281
Human Rabies Immunoglobulin	2,116,013	2,451
Human Tetanus Immunoglobulin	1,879,363	1,951,355
Human Immunoglobulin	645,531	-
Placenta Polypeptide	2,509,202	-
Others	190,722	375,461
Total	$50,466,339	$41,665,458

The Company’s sales by significant types of product for the six months ended June 30, 2012 and 2011 are as follows:

	For the six months ended
	June 30, 2012	June 30, 2011
Human Albumin	$45,329,702	$41,078,992
Immunoglobulin products:
Human Hepatitis B Immunoglobulin	3,606,500	4,090,185
Human Immunoglobulin for Intravenous Injection	36,500,900	26,511,668
Human Rabies Immunoglobulin	3,097,572	752,520
Human Tetanus Immunoglobulin	3,313,399	3,140,291
Human Immunoglobulin	755,630	-
Placenta Polypeptide	4,620,011	-
Others	470,086	562,624
Total	$97,693,800	$76,136,280

NOTE 14– COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Total operating lease commitments for rental of offices and land use rights and buildings of the Company’s PRC subsidiaries as of June 30, 2012 is as follows:

12-month period ending June 30,
2013	$197,773
2014	8,382
2015	8,382
2016	8,244
2017	6,726
Years after	98,018
Total minimum payments required	$327,525

For the three months ended June 30, 2012 and 2011, total lease expense amounted to $91,189 and $103,013, respectively. For the six months ended June 30, 2012 and 2011, total lease expense amounted to $163,589 and $164,097, respectively.

Legal proceedings

Bobai County Collection Station

In January 2007, the Company's PRC subsidiary, Shandong Taibang, advanced $413,697 (RMB3.0 million) to Feng Lin, the then 20% noncontrolling interest shareholder of Fang Cheng Plasma Company, a Company's subsidiary, for the purpose of establishing or acquiring a plasma collection station. Mr. Lin and Shandong Taibang intended to establish the BobaiKangan Plasma Collection Co., Ltd. (“Bobai”) in Bobai County, Guangxi. On January 18, 2007, Shandong Taibang signed a letter of intent to acquire the assets of the Bobai Plasma Collection Station, which was co-owned by Mr. Lin and Mr. Keliang Huang. However, in January 2007, HuaLan Biological Engineering Co., Ltd. (“HuaLan”) filed suit in the District Court of Hong Qi District, Xin Xiang City, Henan Province, alleging that Feng Lin, Keliang Huang and Shandong Taibang established and/or sought to operate the Bobai Plasma Collection Station using a permit for collecting and supplying human plasma in Bobai County, that was originally granted to HuaLan by the government of the Guangxi region, without HuaLan's permission. The establishment and registration of Bobai was never realized as a result of this law suit. On January 29, 2007, on HuaLan's motion, the District Court entered an order to freeze funds in the amount of approximately $386,100 (RMB3,000,000) held by the defendants in the case, including approximately $65,750 (RMB500,000) in funds held in Shandong Taibang's bank account in Tai'an City. A hearing was held on June 25, 2007 and judgment was entered against the defendants along with a $226,780 (RMB1,700,000) joint financial judgment. The Company appealed the District Court judgment to the Xinxiang City Intermediate Court. In November 2007, the Xinxiang City Intermediate Court affirmed the judgment against the three defendants and increased the amount of the joint financial judgment to approximately $405,954 (RMB3,000,000).

In January 2008, HuaLan enforced the judgment granted by the Xinxiang City Intermediate Court to freeze the Company's bank accounts. During the fourth quarter of 2008, the full amount of the judgment, including Feng Lin and Keliang Huang's portions of the judgment and the related fees, of approximately $456,222 (RMB3,109,900) was withdrawn from Shandong Taibang's account. The Company recorded Feng Lin and Keliang Huang's portion of the judgment, of approximately $304,143 (RMB2,073,234), as receivable as a result of the withdrawal. As of December 31, 2008, the Company determined that it is unlikely that the Company will be able to recover such receivable from those two individuals and wrote off the receivable as bad debt expense. In January 2010, Feng Lin transferred his 20% equity in Fang Cheng Plasma Company as a repayment for such receivable he owed to the Company. As a result, the Company is now the 100% owner of the Fang Cheng Plasma Company.

In October 2009, Shandong Taibang appealed to the High Court of Henan Province requesting the court to reverse judgments from the Hong Qi District Court based on Shandong Taibang's belief that HuaLan’s involvement in Bobai was in violation of PRC Blood Products Regulations since HuaLan did not invest, as Shandong Taibang did, in Bobai as required by the Regulation. The Company is awaiting the judgment of the Henan High Court as of the date of this report. In light of the foregoing, it is unlikely that the Company's plan acquisition of the assets of Bobai will go forward.

Dispute among Guizhou Taibang Shareholders over Raising Additional Capital

On May 28, 2007, 91% controlling interest of Guizhou Taibang's shareholders approved a plan to raise additional capital from private strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang equity interests at RMB2.80 per share. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% noncontrolling interest shareholder of Guizhou Taibang's shares, GuizhouJie'an Company, or Jie'an, did not support the plan and did not agree to waive its right of first refusal. On May 29, 2007, the controlling interest shareholders caused Guizhou Taibang to sign an Equity Purchase Agreement with certain investors, pursuant to which the investors agreed to invest an aggregate of RMB50,960,000 (approximately $7,475,832) in exchange for 18,200,000 shares, or 21.4%, of Guizhou Taibang's equity interests. At the same time, Jie'an also subscribed for 1,800,000 shares, representing its 9% pro rata share of the 20,000,000 shares being offered. The proceeds from all parties were received by Guizhou Taibang in accordance with the agreement.

In June 2007, Jie'an brought suit in the High Court of Guizhou Province, China, against Guizhou Taibang and the three other original Guizhou Taibang shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie'an alleged that it had a right to acquire the shares waived by the original Guizhou Taibang shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie'an and sustained the Equity Purchase Agreement. On November 2008, Jie'an appealed the Guizhou High Court judgment to the People's Supreme Court in Beijing. On May 13, 2009, the People's Supreme Court sustained the original ruling and denied the rights of first refusal of Jie'an over the additional shares waived by the original Guizhou Taibang's shareholders. The registration of the new investors as Guizhou Taibang's shareholders and the related increase in registered capital of Guizhou Taibang with the Administration for Industry and Commerce are still pending. On January 27, 2010, the strategic investors brought suit in the High Court of Guizhou Province against Guizhou Taibang alleging Guizhou Taibang’s failure to register their equity interest in Guizhou Taibang with the local Administration for Industry and Commerce (“AIC”) and requesting the distribution of their share of Guizhou Taibang’s dividends. Dalin was also joined as a co-defendant as it is the controlling interest shareholder and exercises control over Guizhou Taibang’s day-to-day operations. The Company does not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, the Company believes that the Equity Purchase Agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment. In the event that Guizhou Taibang is required to return the original investment amount to the strategic investors, Guizhou Taibang has set aside the strategic investors’ initial fund along with RMB13,872,676 (approximately $2,198,819) in accrued interest, and RMB509,600 (approximately $80,772) for the 1% penalty imposed by the agreement for any breach as of June 30, 2012. If strategic investors prevail in their suit, Dalin's interests in Guizhou Taibang could be reduced to approximately 41.3% . The High Court of Guizhou heard the case on April 8, 2010 and encouraged, and accepted by both parties, to settle the dispute outside the court but both parties failed to reach a mutual agreeable term.

On October 14, 2010, the High Court of Guizhou ruled in favor of the Company and denied the strategic investors’ right as shareholders of Guizhou Taibang, as well as their entitlement to the dividends. In light of the Guizhou ruling, in November 2010 the Company returned the proceeds in the amount of RMB 11,200,000 (approximately $1,762,880) to one of the strategic investors. On October 26, 2010, the other strategic investors appealed to, and subsequently accepted by, the PRC Superior Court in Beijing on the ruling. On October 9, 2011, the PRC Supreme Court overruled the decision of the High Court of Guizhou and remanded the suit to the High Court of Guizhou for retrial. On December 29, 2011, High Court of Guizhou accepted the case for retrial. On January 5, 2012, the strategic investors re-filed their case to the High Court of Guizhou requesting, in addition to the share distribution, the distribution of dividends and interest in the amount of RMB 18,349,345 (approximately $2,908,371) and RMB 2,847,000 (approximately $451,250), respectively. The Company is awaiting the hearing as of the date of this report.

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital infusion with the local AIC, pursuant to the Equity Purchase Agreement, and such request was approved by the controlling interest shareholders of Guizhou Taibang in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the outcome of the ongoing litigations. On March 20, 2012, the Company received a subpoena that Jie’an brought suit in the People’s Court of Huaxi District, Guizhou Province against Guizhou Taibang, alleging Guizhou Taibang’s withholding of its request. Jie’an requested that Guizhou Taibang registers its 1.8 million shares of capital infusion, pay dividends associated with these shares, as well as the related interest and penalty from May 2007 to December 2011 amounting to RMB 25,000,000 (approximately $3,962,500) in aggregate, and return the over-paid subscription of RMB 1,440,000 (approximately $228,240), as well as the interest and penalty, amounting to RMB 10,000,000 (approximately $1,585,000) in aggregate. The People’s Court of Huaxi District, Guizhou Province, China has accepted Jie’an’s suit. If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated above, the Company does not expect Jie’an to prevail. As of June 30, 2012, the Company had recorded, in its balance sheet, payables to Jie’an in the amounts of RMB 5,040,000 (approximately $798,840) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB 1,440,000 (approximately $228,240) for the over-paid subscription and RMB 2,463,230 (approximately $390,422) for the accrued interest. On May 15 and May 29, 2012, Guizhou Taibang was informed by the court that the case was postponed upon the request from Jie’an and no exact hearing date has been provided.

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

On December 31, 2010, Guizhou Taibang brought suit against Zhongxin in the Middle Court of Guiyang City, to recover the full judgment amount of RMB3,074,342 plus court fee of RMB32,340 that Guizhou Taibang has already paid on behalf of Zhongxin. On September 13, 2010, Zhongxin countersued the Company for a consideration of RMB500,000 (approximately $74,850) for the alleged loss of its share of income from the Huang Ping Plasma Station since the Company acquired the station in April 2007. With the court mediation, Zhongxin withdrew its claim and agreed with the repayment. On June 22, 2011, the Company applied to the Middle Court of Guiyang City for the compulsory execution due to the non-payment from Zhongxin during the agreed period of time.

NOTE 15– RELATED PARTY TRANSACTIONS

The related party balances resulting from transactions undertaken by the Company with related parties are presented as follows:

Liabilities	Purpose	June 30, 2012	December 31, 2011
Advance from customers – a related party(1)	Advance	$-	$486,602
Other payable – a related party(2)	Loan	$2,293,520	$2,277,603
Other payable – a related party(3)	Contribution	$1,417,502	$1,042,335
Other payable – a related party(1)	Commission	$886,719	$-

(1) During the year ended December 31, 2011, Guizhou Taibang had signed an agency contract with Guizhou Eakan Co., Ltd. (“Guizhou Eakan”), an affiliate of one of the Guizhou Taibang’s noncontrolling interest shareholders, pursuant to which Guizhou Taibang would pay commission to Guizhou Eakan for the promotion of the product of Placenta Polypeptide. As of June 30, 2012, Guizhou Taibang accrued commission payable of $886,719 for service rendered by Guizhou Eakan.

As of December 31, 2011, Guizhou Taibang received $486,602 in advance from Guizhou Eakan for the product Placenta Polypeptide that has not yet been delivered by Guizhou Taibang. The payment was made by Guizou Eakan on behalf of the customers.

Prior to the signing of the agency contract with Guizhou Eakan, Guizhou Taibang provided processing services to Guizhou Eakan. The Company’s total income from processing services to Guizhou Eakan amounted to nil and $462 for the three months ended June 30, 2012 and 2011, respectively. The Company’s total income from processing services to Guizhou Eakan amounted to nil and $76,046 for the six months ended June 30, 2012 and 2011, respectively.

(2) Guizhou Taibang has payables to Guizhou Eakan Investing Corp., amounting to approximately $2,293,520 (RMB14,470,160). Guizhou Eakan Investing Corp. is one of the noncontrolling interest shareholders of Guizhou Taibang. Guizhou Taibang borrowed this interest free advance for working capital purpose. The balance is due on demand.

(3) In 2007, Guizhou Taibang received additional contributions from Jie’an of $962,853 to maintain Jie’an equity interest in Guizhou Taibang at 9%. However, due to a legal dispute among shareholders over raising additional capital as discussed in the legal proceeding section (see Note 14), the money received was not registered as additional capital contributions. During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital contribution with the local Administration for Industry and Commerce, pursuant to the equity purchase agreement, and such registration was approved by the controlling interest shareholders of Guizhou Taibang in a shareholder meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the completion of the ongoing litigations. If the Company decided to ratify the approval, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an will be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated above, the Company has set aside Jie’an’s additional fund of RMB 5,040,000 (approximately $798,840), the over-paid subscription of RMB 1,440,000 (approximately $228,240) along with RMB 2,463,230 (approximately $390,422) in accrued interest and penalty as of June 30, 2012.

NOTE 16- NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share of common stock for the periods indicated:

	For the three months ended
	June 30, 2012	June 30, 2011
Numerator used in basic net income per share of common stock:
Net income attributable to China Biologic Products, Inc.	$12,838,771	$16,599,705
Interest on the Notes	-	2,077,028
Change in fair value of embedded conversion option in the Notes	-	(5,781,624)
Change in fair value of warrants	(559,758)	(5,393,760)
Numerator used in diluted net income per share of common stock	$12,279,013	$7,501,349

Weighted average shares:
	For the three months ended
	June 30, 2012	June 30, 2011
Basic	25,875,164	24,632,774
Effect of dilutive common share equivalents:
Diluted effect of the Notes	-	903,846
Diluted effect of warrants	311,200	598,113
Diluted effect of stock option	440,796	603,546

Diluted	26,627,160	26,738,279

Net income per share of common stock - basic	$0.50	$0.67
Net income per share of common stock - diluted	$0.46	$0.28

During the three months ended June 30, 2012, 1,544,000 options with an average exercise price of $11.98 were excluded from the calculation of diluted net income per share of common stock since they were antidilutive.

During the three months ended June 30, 2011, 1,126,000 options with an average exercise price of $12.84 were excluded from the calculation of diluted net income per share of common stock since they were antidilutive.

The following table sets forth the computation of basic and diluted net income per share of common stock for the periods indicated:

	For the six months ended
	June 30, 2012	June 30, 2011
Numerator used in basic net income per share of common stock:
Net income attributable to China Biologic Products, Inc.	$25,796,077	$22,908,680
Interest on the Notes	-	3,580,167
Change in fair value of embedded conversion option in the Notes	-	(6,289,661)
Change in fair value of warrants	(1,769,140)	(5,907,588)
Numerator used in diluted net income per share of common stock	$24,026,937	$14,291,598

Weighted average shares:
	For the six months ended
	June 30, 2012	June 30, 2011
Basic	25,738,145	24,492,728
Effect of dilutive common share equivalents:
Diluted effect of the Notes	-	1,038,674
Diluted effect of warrants	390,507	631,911
Diluted effect of stock option	453,172	639,370

Diluted	26,581,824	26,802,683

Netincome per share of common stock - basic	$1.00	$0.94
Net income per share of common stock - diluted	$0.90	$0.53

During the six months ended June 30, 2012, 1,544,000 options with an average exercise price of $11.98 were excluded from the calculation of diluted net income per share of common stock since they were antidilutive.

During the six months ended June 30, 2011, 1,126,000 options with an average exercise price of $12.84 were excluded from the calculation of diluted net income per share of common stock since they were antidilutive.

NOTE 17– CONCENTRATIONS AND CREDIT RISKS

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

The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for its bank accounts located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for its bank accounts located in Hong Kong. Cash balances maintained at financial institutions or state-owned banks in the PRC are not covered by insurance. Total cash in banks as of June 30, 2012 and December 31, 2011 amounted to $104,360,092 and $88,957,826, respectively, of which $166,689 and $236,373 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

The Company’s major product, human albumin, accounted for 38.7% and 51.3% of the total sales for the three months ended June 30, 2012 and 2011, respectively, and 46.4% and 54.0% of the total sales for the six months ended June 30, 2012 and 2011, respectively. If the market demands for human albumin cannot be sustained in the future or the price of human albumin decreases, the Company’s operating results could be adversely affected.

All of the Company’s customers are located in the PRC and India. As of June 30, 2012 and 2011, the Company had no significant concentration of credit risk. There were no customers that individually comprised 10% or more of the sales during the three months and six months ended June 30, 2012 and 2011, respectively. No individual customer represented 10% or more of trade receivables at June 30, 2012 and December 31, 2011, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There were no supplier that comprised 10% or more of the total purchases for the three months and six months ended June 30, 2012 and 2011, respectively. There was no supplier that represented more than 10% of accounts payables at June 30, 2012 and 2011, respectively.

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

  “Huitian” are to our minority owned investee Xi’an Huitian Blood Products Co., Ltd., a PRC company;

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

We are approved to sell human albumin with dosages of 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml, 10%/50ml and 25%/50ml. Human albumin is our top-selling product. Sales of these human albumin products represented approximately 38.7% and 51.3% of our total sales for each of the three months ended June 30, 2012 and 2011, respectively, and 46.4% and 54.0% of our total sales for the six months ended June 30, 2012 and 2011, respectively. Human albumin is principally used to increase blood volume while immunoglobulin, one of our other major products, is used for certain disease prevention and cures. Our approved human albumin and immunoglobulin products use human plasma as the basic raw material. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. All of our products are prescription medicines administered in the form of injections.

In June 2012, we received the manufacturing approval certificate from the State Food and Drug Administration (“SFDA”) for human coagulation factor VIII ("FVIII"). We expect to commence commercial production of FVIII in the later part of 2012 after the production facility of FVIII obtains the GMP certification from SFDA.

We sell our products directly or through approved distributors to customers in the PRC, mainly hospitals and inoculation centers. We usually sign short-term contracts with customers and therefore our largest customers have changed over the years. For the three months ended June 30, 2012 and 2011, our top 5 customers accounted for approximately 13.4% and 18.3%, respectively, of our total sales. For the six months ended June 30, 2012 and 2011, our largest 5 customers accounted for approximately 13.8% and 15.6% of our total sales, respectively. As we continue to diversify our geographic presence, customer base and product mix, we expect that our largest customers will continue to change from year to year.

We operate and manage our business as a single segment. We do not account for the results of our operations on a geographic or other basis.

Our principal executive offices are located at 18th Floor, Jialong International Building, 19 Chaoyang Park Road, Chaoyang District, Beijing 100125, the People’s Republic of China. Our corporate telephone number is (86)10-6598-3111 and our fax number is (86)10-6598-3222. We maintain a website at http://www.chinabiologic.com that contains information about our company, but that information is not part of this report.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended June 30, 2012:

  Sales: Sales increased by $8,800,881, or 21.1%, to $50,466,339 for the three months ended June 30, 2012, from $41,665,458 for the same period in 2011.

  Gross profit: Gross profit increased by $5,182,561, or 17.8%, to $34,335,450 for the three months ended June 30, 2012, from $29,152,889 for the same period in 2011.

  Income from operations: Income from operations increased by $4,077,884, or 23.7%, to $21,308,347 for the three months ended June 30, 2012, from $17,230,463 for the same period in 2011.

  Net income attributable to the Company: Net income decreased by $3,760,934, or 22.7%, to $12,838,771 for the three months ended June 30, 2012, from $16,599,705 for the same period in 2011.

  Diluted net income per share: Diluted net income per share was $0.46 for the three months ended June 30, 2012, as compared to $0.28 for the same period in 2011.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and June 30, 2011

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended		$	%
	June 30,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
SALES
External customers	$50,466,339	$41,664,996	$8,801,343	21.1%
Related party	-	462	(462)	(100.0%	)
Total sales	50,466,339	41,665,458	8,800,881	21.1%
COST OF SALES
External customers	16,130,889	12,512,359	3,618,530	28.9%
Related party	-	210	(210)	(100.0%	)
Total cost of sales	16,130,889	12,512,569	3,618,320	28.9%
GROSS PROFIT	34,335,450	29,152,889	5,182,561	17.8%
OPERATING EXPENSES
Selling expenses	4,165,242	3,038,143	1,127,099	37.1%
General and administrative expenses	7,932,372	7,665,306	267,066	3.5%
Research and development expenses	929,489	1,218,977	(289,488)	(23.7%	)
Total operating expenses	13,027,103	11,922,426	1,104,677	9.3%
INCOME FROM OPERATIONS	21,308,347	17,230,463	4,077,884	23.7%
OTHER (INCOME) / EXPENSES
Equity in income of equity method investee	(451,891)	(463,688)	11,797	(2.5%	)
Change in fair value of derivative liabilities	(559,758)	(11,175,384)	10,615,626	(95.0%	)
Interest expense	157,635	2,300,601	(2,142,966)	(93.1%	)
Interest income	(765,717)	(269,594)	(496,123)	184.0%
Other expenses net	1,797	846,051	(844,254)	(99.8%	)
Total other income net	(1,617,934)	(8,762,014)	7,144,080	(81.5%	)
EARNINGS BEFORE INCOME TAX EXPENSE	22,926,281	25,992,477	(3,066,196)	(11.8%	)
INCOME TAX EXPENSES	3,333,616	5,317,249	(1,983,633)	(37.3%	)
NET INCOME	$19,592,665	$20,675,228	$(1,082,563)	(5.2%	)
Less: Net income attributable to noncontrolling interest	6,753,894	4,075,523	2,678,371	65.7%
NET INCOME ATTRIBUTABLE TO THE COMPANY	$12,838,771	$16,599,705	$(3,760,934)	(22.7%	)

Sales. Our sales increased by 21.1%, or $8,800,881, to $50,466,339 for the three months ended June 30, 2012, compared to $41,665,458 for the three months ended June 30, 2011. The increase in sales during 2012 was primarily attributable to a mix of price and volume increases in certain of our plasma based products, as well as a substantial increase in sales of placenta polypeptide products. In addition, foreign exchange translation accounted for 3.4% of the sales increase.

During the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, most of our approved products recorded price increases ranging from approximately 11.2% to 14.0%, except for human hepatitis B immunoglobulin products, which decreased by approximately 51.3% . For the three months ended June 30, 2012 as compared to the three months ended June 30, 2011:

  The average price for our approved human albumin products, which contributed 38.7% to our total sales, increased by approximately 11.2% and, excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 8.0%.

  The average price for our approved human hepatitis B immunoglobulin products, which contributed 4.7% to our total sales, decreased by approximately 51.3% and, excluding the foreign exchange translation effect, their average price in RMB term decreased by approximately 52.7%.

  The average price for our approved human immunoglobulin for intravenous injection, or IVIG products, which contributed 42.1% to our total sales, increased by approximately 14.0%, and excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 10.5%.

  The average price for our approved human tetanus immunoglobulin products, which contributed 3.7% to our total sales, increased by approximately 13.0% and, excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 9.5%.

The general price increase of our human albumin products and immunoglobulin products other than human hepatitis B immunoglobulin products was primarily attributable to the shortage in supply of such products in the first half of 2012 as a result of the closure of several plasma collection stations in Guizhou. The price decrease of human hepatitis B immunoglobulin products in RMB terms was mainly due to newly implanted government program sponsored by PRC Ministry of Health. The sales prices of participating products in this program are generally lower than normal retail prices for public interest purposes.

The sales volumes of our products in general depend on market demands and our production volumes. The production volumes of our IVIG and human albumin products depend primarily on general plasma supply. The production volumes of our hyper-immune products, which include human rabies immunoglobulin, human hepatitis B immunoglobulin and human tetanus immunoglobulin products, are subject to the availabilities of specific vaccinated plasma and our production capacity. The supply of specific vaccinated plasma in general requires several months of lead time and therefore requires advance planning on the part of the management. Our production facility currently can only accommodate the production of one type of hyper-immune products at any given time and we rotate the production of different types of hyper-immune products from time to time in response to market demand. As such, the sales volume of any given type of hyper-immune products may vary significantly from quarter to quarter.

During the three months ended June 30, 2012, sales volumes for our IVIG, human rabies immunoglobulin products and human hepatitis B immunoglobulin products increased by 15.2%, 50,182.7% and 154.7%, respectively, human tetanus immunoglobulin products and human albumin products decreased by 15.1% and 18.4%, respectively, as compared to the three months ended June 30, 2011.

The increase of sales volumes of IVIG products was primarily due to the increased market demand in the three months ended June 30, 2012 and our increased production volumes and inventory level in the later part of 2011 in anticipation of such demand increase. Since IVIG products are the primarily medicine for treating Hand-Foot-and-Mouth Disease (“HFMD”), which often has outbreaks in late spring and summer time, the market demand for IVIG products is generally higher in spring time as well. The increase of sales volumes of hepatitis B immunoglobulin products was primarily due to the increase of market demand and the fact that the Company successfully secured several major provincial government contracts. The increase of sales volumes of human rabies immunoglobulin products was primarily due to the increase in market demand. The decrease of sales volumes of human albumin products was primarily due to the decrease of its production volumes caused by the reduced raw material supply as a result of the closure of several plasma collection stations in Guizhou. The decrease of sales volumes of human tetanus immunoglobulin products was primarily due to the decrease of its production volume.

Sales of placenta polypeptide products increased substantially during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. We began manufacturing and selling placenta polypeptide products since December 2011. Prior to December 2011, we provided processing service for Guizhou Eakan Co., Ltd. (“Eakan”), an affiliate of one of Guizhou Taibang’s noncontrolling interest holders, for placenta polypeptide products. The revenue we derived from the sales of placenta polypeptide products is substantially higher than the processing fees we used to charge for these products.

Cost of sales. Our cost of sales increased by $3,618,320, or 28.9%, to $16,130,889 for the three months ended June 30, 2012, from $12,512,569 for the same period in 2011. Cost of sales as a percentage of sales was 32.0% for the three months ended June 30, 2012, as compared to 30.0% for the same period in 2011. The increase in cost of sales, as well as the increase in cost of sales as a percentage of sales, was mainly due to the increase in sales volumes and the increase in cost of plasma. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors, which was in line with the industry practice.

Gross profit and gross margin. Our gross profit increased by $5,182,561, or 17.8%, to $34,335,450 for the three months ended June 30, 2012, from $29,152,889 for the same period in 2011. As a percentage of sales, our gross profit margin decreased by 2.0% to 68.0% for the three months ended June 30, 2012, from 70.0% for the same period in 2011. The decrease in gross profit margin was mainly due to the increase in raw material costs as discussed above, which outpaced the price increases of our products.

Operating expenses. Our total operating expenses increased by $1,104,677, or 9.3%, to $13,027,103, for the three months ended June 30, 2012, from $11,922,426 for the same period in 2011. The increase was primarily attributable to a 37.1% increase in our selling expenses, which was offset by the 23.7% decrease in our research and development expenses for the three months ended June 30, 2012. As a percentage of sales, total expenses decreased by 2.8% to 25.8% for the three months ended June 30, 2012, from 28.6% for the same period in 2011.

Selling expenses. For the three months ended June 30, 2012, our selling expenses increased to $4,165,242, from $3,038,143 for the three months ended June 30, 2011, an increase of $1,127,099, or 37.1% . As a percentage of sales, our selling expenses for the three months ended June 30, 2012 increased by 1.0% to 8.3%, from 7.3% for the three months ended June 30, 2011. The increase in selling expenses as a percentage of sales was primarily due to increase of the selling expenses associated with the placenta polypeptide products. In December 2011, we entered into an agency agreement with Eakan for the promotion of placenta polypeptide products. We incurred higher selling expenses for placenta polypeptide products as compared to our other products.

General and administrative expenses. For the three months ended June 30, 2012, our general and administrative expenses increased to $7,932,372, from $7,665,306 for the three months ended June 30, 2011, an increase of $267,066, or 3.5% . General and administrative expenses as a percentage of sales decreased by 2.7% to 15.7% for the three months ended June 30, 2012, from 18.4% for the three months ended June 30, 2011. The increase in general and administrative expenses was mainly due to the hiring of several senior management team members during the second quarter of 2012.

Research and development expenses. For the three months ended June 30, 2012 and 2011, our research and development expenses were $929,489 and $1,218,977, respectively, a decrease of $289,488, or 23.7% . As a percentage of sales, our research and development expenses for the three months ended June 30, 2012 and 2011 were 1.8% and 2.9%, respectively. The decrease in research and development expenses was primarily due to the fact that several research and development projects we currently undertake are still in their earlier stages and do not require substantial investments.

Change in fair value of derivative liabilities. The embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants issued in June 2009 are classified as derivative liabilities carried at fair value. For the three months ended June 30, 2012 and 2011, we recognized a gain from the change in fair value of derivative liabilities in the amounts of $559,758 and $11,175,384, respectively. The recognized gain from the change in the fair value of derivative liabilities in the three months ended June 30, 2012 is mainly due to a decrease in the price of our common stock from $10.46 as of December 31, 2011 to $8.55 and $9.22, respectively, as of the two warrants exercise dates. As of June 30, 2012, there were no warrants outstanding.

Interest (income) expense. Our interest expense decreased by $2,142,966 to $157,635 for the three months ended June 30, 2012, from $2,300,601 for the same period in 2011. Our interest income increased by $496,123 to $765,717, for the three months ended June 30, 2012, from $269,594 for the same period in 2011. The decrease in interest expense was primarily due to the fact that the convertible notes were fully converted in June 2011 and all short-term bank loans were fully repaid in May 2012.

Income tax. Our provision for income taxes decreased by $1,983,633, or 37.3%, to $3,333,616 for the three months ended June 30, 2012, from $5,317,249 for the same period in 2011. Our effective income tax rates were 15% and 20% for the three months ended June 30, 2012 and 2011, respectively. The decrease of the effective income tax rate was mainly attributable to the decrease in applicable income tax rate to Shandong Taibang and Guizhou Taibang from 25% for the three months ended June 30, 2011 to 15% for the three months ended June 30, 2012. Further, in the same period of 2011, there was a gain on change in fair value of derivative liabilities which was not subject to income tax and effectively reduced such period’s effective income tax rate from 25% to 20%.

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

Our company’s PRC subsidiaries have cash balance of $101.3 million as of June 30, 2012 which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our plan to indefinitely reinvest our earnings in PRC, we have not provided for deferred tax liabilities on undistributed earnings of our PRC subsidiaries.

Net income attributable to the Company. As a result of the cumulative effects of the foregoing factors, our net income attributable to the  Company decreased by $3,760,934, or 22.7%, to $12,838,771 for the three months ended June 30, 2012, from $16,599,705 for the same period in 2011, and our net income attributable to the Company as a percentage of total sales was 25.4% and 39.8% for the three months ended June 30, 2012 and 2011, respectively.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in U.S. dollars)
	Six Months Ended		$	%
	June 30,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
SALES
External customers	$97,693,800	$76,060,234	$21,633,566	28.4%
Related party	-	76,046	(76,046)	(100.0%	)
Total sales	97,693,800	76,136,280	21,557,520	28.3%
COST OF SALES
External customers	31,846,616	21,789,563	10,057,053	46.2%
Related party		34,604	(34,604)	(100.0%	)
Total cost of sales	31,846,616	21,824,167	10,022,449	45.9%
GROSS PROFIT	65,847,184	54,312,113	11,535,071	21.2%
OPERATING EXPENSES
Selling expenses	8,991,349	5,488,056	3,503,293	63.8%
General and administrative expenses	15,078,166	15,129,447	(51,281)	(0.3%	)
Research and development expenses	1,640,077	1,929,968	(289,891)	(15.0%	)
Total operating expenses	25,709,592	22,547,471	3,162,121	14.0%
INCOME FROM OPERATIONS	40,137,592	31,764,642	8,372,950	26.4%
OTHER (INCOME) / EXPENSES
Equity in income of equity method investee	(1,474,303)	(734,082)	(740,221)	100.8%
Change in fair value of derivative liabilities	(1,769,140)	(12,197,249)	10,428,109	(85.5%	)
Interest expense	766,198	3,981,523	(3,215,325)	(80.8%	)
Interest income	(1,309,112)	(439,725)	(869,387)	197.7%
Other expenses net	102,786	1,070,282	(967,496)	(90.4%	)
Total other income net	(3,683,571)	(8,319,251)	4,635,680	(55.7%	)
EARNINGS BEFORE INCOME TAX EXPENSE	43,821,163	40,083,893	3,737,270	9.3%
INCOME TAX EXPENSES	6,510,331	9,580,465	(3,070,134)	(32.0%	)
NET INCOME	$37,310,832	$30,503,428	$6,807,404	22.3%
Less: Net income attributable to noncontrolling interest	11,514,755	7,594,748	3,920,007	51.6%
NET INCOME ATTRIBUTABLE TO THE COMPANY	$25,796,077	$22,908,680	$2,887,397	12.6%

Sales. Our sales increased by 28.3%, or $21,557,520, to $97,693,800 for the six months ended June 30, 2012, compared to $76,136,280 for the six months ended June 30, 2011. The increase in sales during 2012 was primarily attributable to a mix of price and volume increases in certain of our plasma based products, as well as substantial increase in sales of placenta polypeptide products. In addition, foreign exchange translation accounted for 4.5% of the sales increase.

During the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, most of our approved products recorded price increases ranging from approximately 10.6% to 19.3%, except for human hepatitis B immunoglobulin products, which decreased by approximately 48.2% . For the six months ended June 30, 2012 as compared to the six months ended June 30, 2011:

  The average price for our approved human albumin products, which contributed 46.4% to our total sales, increased by approximately 10.6% and, excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 6.7%.

  The average price for our approved human hepatitis B immunoglobulin products, which contributed 3.7% to our total sales, decreased by approximately 48.2% and, excluding the foreign exchange translation effect, their average price in RMB term decreased by approximately 50.0%.

  The average price for our approved IVIG products, which contributed 37.4% to our total sales, increased by approximately 13.0%, and excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 9.0%.

  The average price for our approved human rabies immunoglobulin products, which contributed 3.2% to our total sales, increased by approximately 19.3% and, excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 15.1%.

  The average price for our approved human tetanus immunoglobulin products, which contributed 3.4% to our total sales, increased by approximately 11.7% and, excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 7.8%.

The general price increase of our human albumin product and immunoglobulin products was primarily attributable to the shortage in supply of such products in the first half of 2012 due to the closure of several plasma collection stations in Guizhou. The price decrease in human hepatitis B immunoglobulin products in RMB terms was mainly due to newly implanted government program sponsored by PRC Ministry of Health. The sales prices of participating products in this program are generally lower than normal retail price for public interest purposes.

The sales volumes of our products in general depend on market demands and our production volumes. The production volumes of our IVIG and human albumin products depend primarily on general plasma supply. The production volumes of our hyper-immune products, which include human rabies immunoglobulin, human hepatitis B immunoglobulin and human tetanus immunoglobulin products, are subject to the availabilities of specific vaccinated plasma and our production capacity. The supply of specific vaccinated plasma in general requires several months of lead time and therefore require advance planning on the part of the management. Our production line currently can only accommodate the production of one type of hyper-immune product at any given time, and we rotate the production of different types of hyper-immune products from time to time in response to market demand. As such, the sales volume of any given type of hyper-immune product may vary significantly from quarter to quarter.

During the six months ended June 30, 2012, sales volumes for our human hepatitis B immunoglobulin, IVIG and human rabies immunoglobulin products increased by 70.3%, 21.9% and 245.2%, respectively, and sales volumes for our human albumin and human tetanus immunoglobulin products decreased by 0.2% and 5.5%, respectively, as compared to the six months ended June 30, 2011.

The increase of sales volumes of IVIG products was primarily due to the increased market demand in the first half of 2012 and our increased production volume and inventory level in the later part of 2011 in anticipation of such demand increase. Since IVIG products are the primarily medicine for treating HFMD, which often has outbreaks in late spring and summer time, the market demand for IVIG products is generally higher in spring time as well. The increase of the sales volumes of hepatitis B immunoglobulin products was primarily due to the increase of market demand and the fact that the Company successfully secured several major provincial government contracts. The increase of sales volumes of human rabies immunoglobulin products was primarily due to the increase in market demand. The decrease of sales volumes of human albumin products was primarily due to the decrease of its production volumes, which were in turn due to reduced raw material supply as a result of the closure of several plasma collection stations in Guizhou. The decrease of sales volumes of human tetanus immunoglobulin products was primarily due to the decrease of its production volume.

Sales of placenta polypeptide products increased substantially during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. We began manufacturing and selling placenta polypeptide products since December 2011. Prior to December 2011, we provided processing service for Eakan, an affiliate of one of Guizhou Taibang’s noncontrolling interest holders, for placenta polypeptide products. The revenue we derived from the sales of placenta polypeptide products is substantially higher than the processing fees we used to charge for these products.

Cost of sales. Our cost of sales increased by $10,022,449, or 45.9%, to $31,846,616 for the six months ended June 30, 2012, from $21,824,167 for the same period in 2011. Cost of sales as a percentage of sales was 32.6% for the six months ended June 30, 2012, as compared to 28.7% for the same period in 2011. The increase in cost of sales, as well as the increase in cost of sales as a percentage of sales, was mainly due to the increase in sales and the increase in cost of plasma. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors, which was in line with the industry practice.

Gross profit and gross margin. Our gross profit increased by $11,535,071, or 21.2%, to $65,847,184 for the six months ended June 30, 2012, from $54,312,113 for the same period in 2011. As a percentage of sales, our gross profit margin decreased by 3.9% to 67.4% for the six months ended June 30, 2012, from 71.3% for the same period in 2011. The decrease in gross profit margin was mainly due to the increase in raw material costs as discussed above, which outpaced the price increases of our products.

Operating expenses. Our total operating expenses increased by $3,162,121, or 14.0%, to $25,709,592, for the six months ended June 30, 2012, from $22,547,471 for the same period in 2011. The increase was primarily attributable to a 63.8% increase in our selling expenses, which was offset by the 15.0% decrease in our research and development expenses during the 2012 period. As a percentage of sales, total expenses decreased by 3.3% to 26.3% for the six months ended June 30, 2012, from 29.6% for the same period in 2011.

Selling expenses. For the six months ended June 30, 2012, our selling expenses increased to $8,991,349, from $5,488,056 for the six months ended June 30, 2011, an increase of $3,503,293, or 63.8% . As a percentage of sales, our selling expenses for the six months ended June 30, 2012 increased by 2.0% to 9.2%, from 7.2% for the six months ended June 30, 2011. The increase of selling expenses as a percentage of sales was primarily due to the increase of selling expenses associated with the placenta polypeptide products. In December 2011, we entered into an agency agreement with Eakan for the promotion of placenta polypeptide products. We incurred higher selling expenses for placenta polypeptide products as compared to our other products.

General and administrative expenses. For the six months ended June 30, 2012, our general and administrative expenses decreased to $15,078,166, from $15,129,447 for the six months ended June 30, 2011, a decrease of $51,281, or 0.3%. General and administrative expenses as a percentage of sales decreased by 4.5% to 15.4% for the six months ended June 30, 2012, from 19.9% for the six months ended June 30, 2011. The decrease in general and administrative expenses was mainly due to a decrease in expenses related to legal and accountants, office expense, as well as non-cash employee stock compensation, which was offset by the $1.1 million increase in expenses related to the hiring of several senior management team members.

Research and development expenses. For the six months ended June 30, 2012 and 2011, our research and development expenses were $1,640,077 and $1,929,968, respectively, a decrease of $289,891, or 15.0%. As a percentage of sales, our research and development expenses for the six months ended June 30, 2012 and 2011 were 1.7% and 2.5%, respectively. The decrease in research and development was primarily due to the fact that several research and development projects we currently undertake are still in their earlier stages and do not require substantial investments.

Change in fair value of derivative liabilities. The embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants issued in June 2009 are classified as derivative liabilities carried at fair value. For the six months ended June 30, 2012 and 2011, we recognized a gain from the change in fair value of derivative liabilities in the amounts of $1,769,140 and $12,197,249, respectively. The recognized gain from the change in the fair value of derivative liabilities in the six months ended June 30, 2012 is mainly due to a decrease in the price of our common stock from $10.46 as of December 31, 2011 to $8.55 and $9.22, respectively, as of the two warrants exercise dates. As of June 30, 2012, there were no warrants outstanding.

Interest (income) expense. Our interest expense decreased by $3,215,325 to $766,198 for the six months ended June 30, 2012, from $3,981,523 for the same period in 2011. Our interest income increased by $869,387 to $1,309,112, for the six months ended June 30, 2012, from $439,725 for the same period in 2011. The decrease in interest expense was primarily due to the fact that the convertible notes were fully converted in June of 2011 and the short-term bank loans were fully repaid in May of 2012.

Income tax. Our provision for income taxes decreased by $3,070,134, or 32.0%, to $6,510,331 for the six months ended June 30, 2012, from $9,580,465 for the same period in 2011. Our effective income tax rates were 15% and 24% for the six months ended June 30, 2012 and 2011, respectively. The decrease of the effective income tax rate was mainly attributable to the decrease in applicable income tax rate of Shandong Taibang and Guizhou Taibang from 25% for the six months ended June 30, 2011 to 15% for the six months ended June 30, 2012.

Net income attributable to the Company. As a result of the cumulative effects of the foregoing factors, our net income attributable to the Company increased by $2,887,397, or 12.6%, to $25,796,077 for the six months ended June 30, 2012, from $22,908,680 for the same period in 2011, and our net income attributable to the Company as a percentage of total sales was 26.4% and 30.1% for the six months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. As of June 30, 2012, we had $104,487,225 in cash, primarily consisting of cash on hand and demand deposits.

The following table provides the statements of net cash flows for the periods indicated:

Cash Flow

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$32,069,232	$12,349,464
Net cash used in investing activities	(6,688,540)	(5,010,425)
Net cash (used in)/provided by financing activities	(10,985,216)	2,186,080
Effects of exchange rate change on cash	679,914	2,375,192
Net increase in cash	15,075,390	11,900,311
Cash at beginning of the period	89,411,835	64,941,368
Cash at end of the period	$104,487,225	$76,841,679

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012 was $32,069,232, as compared to $12,349,464 for the six months ended June 30, 2011. For the six months ended June 30, 2012 and 2011, our net income was $37,310,832 and $30,503,428, respectively, and our net non-cash operating items was $2,750,099 and ($3,363,329), respectively.

Among the non-cash operating items for the six months ended June 30, 2012 and 2011, our depreciation and amortization expense was $3,806,490 and $3,961,920, respectively, our stock compensation expense was $1,992,958 and $2,418,287, respectively, amortization of discount on convertible notes was nil and $3,503,766, respectively, and our income from change in fair value of derivative liabilities was $1,769,140 and $12,197,247, respectively.

We had a net cash outflow of working capital of $7,991,699 and $14,790,632 for the six months ended June 30, 2012 and 2011, respectively. Among these cash outflows, the increase in accounts receivable for the six months ended June 30, 2012 and 2011 were $4,692,006 and $10,150,102, respectively. As we increased our sales directly to end-users, such as hospitals and inoculation centers that have extended credit terms, we experienced a slower turn-over with our accounts receivable.

Investing Activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment and intangibles, and advances on non-current assets.

Net cash used in investing activities for the six months ended June 30, 2012 was $6,688,540, as compared to $5,010,425, for the six months ended June 30, 2011. During the six months ended June 30, 2012 and 2011, we paid $5,895,240 and $5,010,425, respectively, for constructions in progress at Shandong Taibang and acquiring equipment for Guizhou Taibang.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2012 totaled $10,985,216, as compared to $2,186,080 provided by financing activities for the six months ended June 30, 2011. The net cash used in financing activities in the six months ended June 30, 2012 was mainly due to an $11,106,200 repayment of short-term bank loans and a $4,379,016 dividend paid by our subsidiaries to the noncontrolling interest shareholders, partially offset by the net proceeds of $4,500,000 from warrants exercised. The net cash provided by financing activities in the six months ended June 30, 2011 was mainly due to a new short-term bank loan of $18,373,200, partially offset by a payment of $7,635,000 to acquire the remaining 10% interest in our then 90% majority-owned subsidiary Dalin and a dividend payment of $5,589,920 to the noncontrolling interest shareholders.

Management believes that the Company has sufficient cash on hand and continuing positive cash inflow, from the sale of its plasma-based products in the PRC market, for its operations.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of June 30, 2012:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Due to related parties	$4,597,741	$4,597,741	$-	$-	$-
Operating lease commitment	327,525	197,773	16,764	14,970	98,018
Total	$4,925,266	$4,795,514	$16,764	$14,970	$98,018

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

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and majority of expenses are denominated in RMB. All of our assets are denominated in RMB, except certain cash balances. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of stockholders’ equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in banks as of June 30, 2012 and December 31, 2011 amounted to $104,360,092 and $88,957,826, respectively, $166,689 and $236,373 of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash in bank accounts.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 38.7% and 42.1% of the total sales for the three months ended June 30, 2012, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. David (Xiaoying) Gao and our Chief Financial Officer, Mr. Ming Yang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2012. Based on that evaluation, Mr. Gao and Mr. Yang concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Other than the legal proceedings described in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2011, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results. Investors are directed to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011 for the description of these legal proceedings. There have been no material developments to these legal proceedings except for the following.

Dispute among Guizhou Taibang Shareholders over Raising Additional Capital

On March 20, 2012, the Company received a subpoena that Jie’an brought suit in the People’s Court of Huaxi District, Guizhou Province against Guizhou Taibang, alleging Guizhou Taibang’s withholding of its request. Jie’an requested that Guizhou Taibang registers its 1.8 million shares of capital infusion, pay dividends associated with these shares, as well as the related interest and penalty from May 2007 to December 2011 amounting to RMB25,000,000 (approximately $3,962,500) in aggregate, and return the over-paid subscription of RMB1,440,000 (approximately $228,240), as well as the interest and penalty, amounting to RMB10,000,000 (approximately $1,585,000) in aggregate. The People’s Court of Huaxi District, Guizhou Province, China has accepted Jie’an’s suit. If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute, the Company does not expect Jie’an to prevail. As of June 30, 2012, the Company had recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $798,840) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $228,240) for the over-paid subscription and RMB2,463,230 (approximately $390,422) for the accrued interest. On May 15 and May 29, 2012, Guizhou Taibang was informed by the court that the case was postponed upon the request from Jie’an and no exact hearing date has been provided.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In June 2012, two warrants holders exercised their warrants to purchase 937,500 shares of common stock of the Company and the Company received proceeds of $4,500,000 from such exercise. Other than this, we have not sold any equity securities during the second quarter of 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during quarter. No repurchases of our common stock were made during the second quarter of 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of 2012, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.  EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2012	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ming Yang
Ming Yang, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of China Biologic Products, Inc.
3.2	Second Amended and Restated Bylaws of China Biologic Products, Inc.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith)