Form 10-Q/A
period 2012-06-30
China Biologic Products, Inc.
filed 2012-08-27
CIK 1369868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “10-Q”), is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive data files pursuant to Rule 405 of Regulation S-T

* These exhibits were previously included in the Quarterly Report on Form 10-Q of China Biologic Products, Inc. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012.
** Filed with this Form 10-Q/A for China Biologic Products, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 27, 2012	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ming Yang
Ming Yang, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)