Form 10-Q
period 2012-09-30
China Biologic Products, Inc.
filed 2012-11-08
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

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

____________________________________________________
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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	26,568,625

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2012

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements	1
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.Controls and Procedures	25

PART II
OTHER INFORMATION

Item 1.Legal Proceedings	25
Item 1A.Risk Factors	27
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.Defaults Upon Senior Securities	28
Item 4.Mine Safety Disclosures	28
Item 5.Other Information	28
Item 6.Exhibits	28

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)
Unaudited Condensed Consolidated Balance Sheets	1
Unaudited Condensed Consolidated Statements of Comprehensive Income	2
Unaudited Condensed Consolidated Statement of Changes in Equity	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

ii

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011

ASSETS
Current Assets
Cash	$131,723,186	$89,411,835
Short-term investment	2,727,509	-
Accounts receivable, net of allowance for doubtful accounts	14,961,521	16,757,368
Inventories	68,243,398	71,338,590
Other receivables	1,574,434	2,594,461
Prepayments and prepaid expenses	2,557,452	1,591,696
Deferred tax assets	1,905,210	1,999,563
Total Current Assets	223,692,710	183,693,513
Property, plant and equipment, net	39,153,534	40,546,539
Intangible assets, net	4,279,035	6,520,671
Land use rights, net	5,838,420	5,487,343
Prepayments and deposits for property, plant and equipment	9,391,850	4,287,492
Receivable related to land use right	13,202,220	-
Equity method investment	10,066,951	8,357,017
Total Assets	$305,624,720	$248,892,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$11,081,000	$11,018,000
Accounts payable	3,922,947	4,996,463
Due to related parties	4,047,780	3,319,938
Other payables and accrued expenses	25,583,002	30,661,794
Advance from customers	3,941,270	4,365,523
Advance from customers – a related party	-	486,602
Income tax payable	5,921,081	5,373,633
Other taxes payable	2,322,662	2,189,913
Derivative liabilities - warrants	-	5,410,419
Total Current Liabilities	56,819,742	67,822,285
Other payable	343,821	343,477
Deferred tax liabilities	1,074,380	1,685,772
Total Liabilities	$58,237,943	$69,851,534

Stockholders’ Equity
Common stock: par value $.0001; 100,000,000 shares authorized; 26,568,625 and 25,601,125 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	$2,657	$2,560
Additional paid-in capital	60,173,625	48,838,311
Retained earnings	113,334,038	73,920,811
Accumulated other comprehensive income	13,654,977	12,750,682
Total stockholders’ equity attributable to China Biologic Products, Inc.	187,165,297	135,512,364

Noncontrolling interest	60,221,480	43,528,677

Total Equity	$247,386,777	$179,041,041

Commitments and contingencies	-	-

Total Liabilities and Equity	$305,624,720	$248,892,575

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Sales
External customers	$53,124,050	$41,137,473	$150,817,850	$117,197,707
Related party	-	166,228	-	242,274
Total sales	53,124,050	41,303,701	150,817,850	117,439,981

Cost of sales
External customers	16,921,284	13,741,811	48,767,900	35,531,374
Related party	-	32,698	-	67,302
Cost of sales	16,921,284	13,774,509	48,767,900	35,598,676

Gross profit	36,202,766	27,529,192	102,049,950	81,841,305

Operating expenses
Selling expenses	3,545,378	3,703,683	12,536,727	9,191,739
General and administrative expenses	11,599,779	8,110,693	26,677,945	23,240,140
Research and development expenses	637,397	509,061	2,277,474	2,439,029
Impairment loss of goodwill	-	18,064,183	-	18,064,183
Loss on abandonment of long-lived assets	-	6,536,517	-	6,536,517

Income/(loss) from operations	20,420,212	(9,394,945)	60,557,804	22,369,697

Other (income) / expenses
Equity in income of equity method investee	(744,976)	(712,320)	(2,219,279)	(1,446,402)
Change in fair value of derivative liabilities	-	(2,863,870)	(1,769,140)	(15,061,119)
Interest expense	223,992	404,349	990,190	4,385,872
Interest income	(561,761)	(473,278)	(1,870,873)	(913,003)
Other (income) / expenses, net	(449,815)	63,773	(347,029)	1,134,055
Total other income, net	(1,532,560)	(3,581,346)	(5,216,131)	(11,900,597)

Earnings / (loss) before income tax expense	21,952,772	(5,813,599)	65,773,935	34,270,294

Income tax expense	3,479,683	1,022,310	9,990,014	10,602,775

Net income/(loss)	18,473,089	(6,835,909)	55,783,921	23,667,519

Less: Net income attributable to the noncontrolling interest	4,855,939	2,525,768	16,370,694	10,120,516

Net income/(loss) attributable to China Biologic Products, Inc.	13,617,150	(9,361,677)	39,413,227	13,547,003

Net income/(loss) per share:
Basic	$0.51	$(0.37)	$1.51	$0.55
Diluted	$0.50	$(0.37)	$1.41	$0.08

Weighted average shares used in computation:
Basic	26,546,929	25,551,125	26,009,707	24,849,403
Diluted	27,018,904	25,551,125	26,741,713	26,707,840

Other Comprehensive income, net of nil income taxes
Foreign currency translation adjustment	(86,731)	2,064,884	1,226,404	5,890,724

Comprehensive income / (loss)	18,386,358	(4,771,025)	57,010,325	29,558,243

Less: Comprehensive income attributable to the noncontrolling interest	4,926,035	3,656,716	16,692,803	11,971,012

Comprehensive income / (loss) attributable to China Biologic Products, Inc.	13,460,323	(8,427,741)	40,317,522	17,587,231

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

					Accumulated	Equity
					other	attributable to
	Common stock		Additional	Retained	comprehensive	China Biologic	Noncontrolling
	Shares	Par value	paid-in capital	earnings	income	Products, Inc.	interest	Total equity

Balance as of January 1, 2012	25,601,125	$2,560	$48,838,311	$73,920,811	$12,750,682	$135,512,364	$43,528,677	$179,041,041
Comprehensive income
Net income	-	-	-	39,413,227	-	39,413,227	16,370,694	55,783,921
Other comprehensive income	-	-	-	-	904,295	904,295	322,109	1,226,404
Stock compensation	-	-	3,074,132	-	-	3,074,132	-	3,074,132
Common stock issued in connection with:
-Exercise of warrants	937,500	94	8,141,185	-	-	8,141,279	-	8,141,279
-Exercise of options	30,000	3	119,997	-	-	120,000	-	120,000
Balance as of September 30, 2012	26,568,625	$2,657	$60,173,625	$113,334,038	$13,654,977	$187,165,297	$60,221,480	$247,386,777

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$64,786,061	$25,792,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividend received	1,109,115	663,987
Payment for property, plant and equipment	(7,436,719)	(5,878,973)
Payment for intangible assets and land use right	(796,707)	(424,971)
Purchase of short-term investment	(2,731,300)	-
Payment related to land used right	(13,220,568)	-
Net cash used in investing activities	(23,076,179)	(5,639,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants exercised	4,500,000	-
Proceeds from stock option exercised	120,000	100,000
Proceeds from short term bank loans	11,076,100	18,373,200
Repayment of short term bank loans	(11,106,200)	(10,871,200)
Acquisition of noncontrolling interest	-	(7,635,000)
Dividend paid by subsidiaries to noncontrolling interest shareholders	(4,379,016)	(7,744,100)
Net cash provided by / (used in) financing activities	210,884	(7,777,100)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	390,585	2,983,158

NET INCREASE IN CASH	42,311,351	15,358,931

Cash at the beginning of period	89,411,835	64,941,368

Cash at the end of period	$131,723,186	$80,300,299

Supplemental cash flow information
Cash paid for income taxes	$9,988,536	$11,175,285
Cash paid for interest expense	$296,901	$690,755
Noncash investing and financing activities:
Convertible notes conversion	$-	$12,972,000
Utilization of prepayments and deposits to acquire intangible assets	$-	$128,861
Utilization of prepayments and deposits to acquire property, plant and equipment	$-	$526,328
Exercise of warrants that were liability classified	$3,641,279	$-

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

NOTE 1 – BASIS OF PRESENTATION, SIGNIFICANT CONCENTRATION AND RISKS

(a)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2011 consolidated balance sheet was derived from the audited consolidated financial statements of China Biologic Products, Inc. (the “Company”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2011 audited consolidated financial statements of the Company included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2012, the results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011, have been made.

All significant intercompany transactions and balances are eliminated on consolidation.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment and intangibles with definite lives, the allowance for doubtful accounts, the fair value determinations of financial and equity instruments and stock compensation awards, assets acquired and liabilities assumed in a business combination, the realizability of deferred tax assets and inventories, the recoverability of goodwill, intangible asset, land use right and property, plant and equipment, and accruals for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(b)	Significant Concentration and Risks

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

The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for its bank accounts located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for its bank accounts located in Hong Kong. Cash balances maintained at financial institutions or state-owned banks in the PRC are not covered by insurance. Total cash at banks as of September 30, 2012 and December 31, 2011 amounted to $131,396,049 and $88,957,826, respectively, of which $116,771 and $236,373 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

The Company’s major product, human albumin, accounted for 43.3% and 54.4% of the total sales for the three months ended September 30, 2012 and 2011, respectively, and 45.3% and 54.1% of the total sales for the nine months ended September 30, 2012 and 2011, respectively. If the market demands for human albumin cannot be sustained in the future or the price of human albumin decreases, the Company’s operating results could be adversely affected.

All of the Company’s customers are located in the PRC and India. As of September 30, 2012 and 2011, the Company had no significant concentration of credit risk. There were no customers that individually comprised 10% or more of the total sales during the three and nine months ended September 30, 2012 and 2011, respectively. No individual customer represented 10% or more of trade receivables at September 30, 2012 and December 31, 2011, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There were no suppliers that comprised 10% or more of the total purchases for the three and nine months ended September 30, 2012 and 2011, respectively. There were no suppliers that represented more than 10% of accounts payables at September 30, 2012 and 2011, respectively.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Accounts receivable	$15,399,826	$17,171,460
Less: Allowance for doubtful accounts	(438,305)	(414,092)
Total	$14,961,521	$16,757,368

A provision for doubtful accounts of nil and $59,765 was recorded in the three months ended September 30, 2012 and 2011, respectively. A provision for doubtful accounts of $21,876 and $79,142 was recorded in the nine months ended September 30, 2012 and 2011, respectively. There were no write-off of accounts receivable for the nine months ended September 30, 2012 and September 30, 2011, respectively.

NOTE 3 – INVENTORIES

Inventories at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Raw materials	$32,199,435	$29,403,776
Work-in-process	17,001,666	21,385,806
Finished goods	19,042,297	20,549,008
Total	$68,243,398	$71,338,590

There were no write down of inventories for the three and nine months ended September 30, 2012 and 2011.

NOTE 4 – RECEIVABLE RELATED TO LAND USE RIGHT

As of September 30, 2012, the receivable represented a $13,202,220 refundable payment made by Guizhou Taibang Biological Products Co., Ltd. (“Guizhou Taibang”) to the local government in connection with the public bidding for a land use right in the Guizhou Province. The payment will be refunded within one year following the completion of the bidding process. Management believes the bidding process will be completed in early 2013. If the Company is successful in the bid, the land use right will be used for the construction of a new manufacturing facility. The existing manufacturing facility producing plasma-based pharmaceutical products in Guizhou Taibang will be abandoned by the end of 2013 when the current Good Manufacturing Practice certificate of Guizhou Taibang expires. All the related assets in the existing manufacturing facility to be abandoned are depreciated over the shortened use period.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Buildings	$25,173,074	$25,296,828
Machinery and equipment	31,764,040	29,891,291
Furniture, fixtures, office equipment and vehicles	6,467,148	6,445,851
Total property, plant and equipment, gross	63,404,262	61,633,970
Accumulated depreciation	(25,435,799)	(21,744,060)
Total property, plant and equipment, net	37,968,463	39,889,910
Construction in progress	1,185,071	656,629
Property, plant and equipment, net	$39,153,534	$40,546,539

Depreciation expense for the three months ended September 30, 2012 and 2011 was $2,045,202 and $1,072,526, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $4,326,425 and $3,264,962, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Permits and licenses	10 years	$4,975,076	$(1,896,731)	$3,078,345
GMP certificate	5 years	2,519,313	(1,888,939)	630,374
Long-term customer relationship	4 years	7,500,254	(7,038,595)	461,659
Others		217,867	(109,210)	108,657
Total		$15,212,510	$(10,933,475)	$4,279,035

	December 31, 2011
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Permits and licenses	10 years	$4,946,791	$(1,562,105)	$3,384,686
GMP certificate	5 years	2,504,990	(1,364,070)	1,140,920
Long-term customer relationship	4 years	7,457,612	(5,593,209)	1,864,403
Others		233,030	(102,368)	130,662
Total		$15,142,423	$(8,621,752)	$6,520,671

Amortization expense for intangible assets was $730,994 and $771,070 for the three months ended September 30, 2012 and 2011, respectively. Amortization expense for intangible assets was $2,187,804 and $2,481,758 for the nine months ended September 30, 2012 and 2011, respectively. Estimated amortization expenses for the next five fiscal years are $1,047,545 in 2013, $535,342 in 2014, $534,657 in 2015, $529,155 in 2016 and $495,250 in 2017.

NOTE 7 – SHORT-TERM BANK LOANS

The Company’s bank loans as of September 30, 2012 and December 31, 2011 consisted of the following:

	Maturity	Annual
Loans	date	interest rate	September 30, 2012	December 31, 2011
Short-term bank loan, secured	March 22, 2012	6.06%	-	3,148,000
Short-term bank loan, unsecured	July 19, 2013	6.00%	3,166,000	-
Short-term bank loan, unsecured	August 1, 2013	6.00%	3,166,000	-
Short-term bank loan, unsecured	September 3, 2013	6.00%	3,166,000	-
Short-term bank loan, unsecured	September 3, 2013	6.00%	1,583,000	-
Short-term bank loan, unsecured	January 29, 2012	5.81%	-	1,574,000
Short-term bank loan, unsecured	January 29, 2012	6.06%	-	1,574,000
Short-term bank loan, unsecured	May 19, 2012	6.31%	-	4,722,000
Total			$11,081,000	$11,018,000

Interest expense on short-term bank loans was $91,919 and $272,637 for the three months ended September 30, 2012 and 2011, respectively. Interest expense on short-term bank loans was $296,901 and $510,977 for the nine months ended September 30, 2012 and 2011, respectively.

The Company did not have any revolving line of credit as of September 30, 2012.

NOTE 8 – INCOME TAX

On October 31, 2011, Shandong Taibang received a notice from the Shandong provincial government that the High and New Technology Enterprise qualification has been renewed for an additional three years which entitled it to a 15% preferential income tax rate from 2011 to 2013.

According to CaiShui [2011] No. 58 dated July 27, 2011, Guizhou Taibang, being a qualified enterprise located in the western region of PRC, enjoys a preferential income tax rate of 15% effective retroactively from January 1, 2011 to December 31, 2020.

The Company’s effective income tax rates were 16% and negative 18% for the three months ended September 30, 2012 and 2011, respectively. The Company’s effective income tax rates were 15% and 31% for the nine months ended September 30, 2012 and 2011, respectively.

For the three and nine months ended September 30, 2012, the effective tax rates for the PRC entities and the non-PRC entities were approximately 15% and 0%, respectively.

As of and for the nine months ended September 30, 2012, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits to change significantly within the next 12 months.

NOTE 9 – WARRANTS, OPTIONS AND NONVESTED SHARES

Warrants

In connection with the issuance of convertible notes in 2009, the Company issued warrants to purchase 1,194,268 shares of its common stock to the investors at an exercise price of $4.80 per share.

In June 2012, the warrants to purchase 937,500 shares of common stock of the Company were exercised and the Company received proceeds of $4,500,000. At the time of the exercise, the fair value of the warrants was $3,641,279. For the three months ended September 30, 2012 and 2011, the gains arising from the decrease in fair value of warrants were nil and $2,863,870, respectively. For the nine months ended September 30, 2012 and 2011, the gains arising from the decrease in fair value of warrants were $1,769,140 and $8,771,458, respectively. As of December 31, 2011, there were 937,500 warrants outstanding. As of September 30, 2012, there were no warrants outstanding.

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

Changes in the management’s estimates and assumptions regarding the expected volatility could significantly impact the estimated fair value of the warrants determined under the Binominal option pricing model and, as a result, the net income and the net income attributable to the Company’s stockholder.

Options

A summary of stock options activity for nine months ended September 30, 2012 is as follow:

			Weighted average	Aggregate
	Number of stock	Weighted average	remaining	intrinsic
	options	exercise price	contractual term	value

Outstanding as of December 31, 2011	1,994,600	$9.24	7.71 years	$5,197,076
Granted	890,000	9.61
Exercised	(30,000)	4.00
Forfeited	(94,667)	12.68
Outstanding as of September 30, 2012	2,759,933	$9.30	7.81 years	$4,341,700

Vested and expected to vest	2,759,933	$9.30	7.81 years	$4,341,700
Exercisable as of September 30, 2012	1,639,587	$8.64	6.86 years	$4,228,750

The 890,000 stock options granted during the nine months ended September 30, 2012 had a weighted average fair value of $7.58 per share or an aggregate of $6,742,954 on the date of grant, determined based on the Black-Scholes option pricing model using the following weighted average assumptions:

For nine months ended
September 30, 2012
Expected volatility	104%
Expected dividends yield	0%
Expected term	6 years
Risk-free interest rate (per annum)	0.83%
Fair value of underlying ordinary shares (per share)	$9.61

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock. The risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated expected term of the options. The expected dividend yield was based on the Company’s current and expected dividend policy. Changes in the management’s estimates and assumptions regarding the expected volatility could significantly impact the estimated fair values of the share options determined under the Black-Scholes option pricing model and, as a result, the net income and the net income attributable to the Company’s stockholders.

For the three months ended September 30, 2012 and 2011, the Company recorded stock compensation expense of $1,028,860 and $1,229,968, respectively, in general and administrative expenses. For the nine months ended September 30, 2012 and 2011, the Company recorded stock compensation expense of $3,021,818 and $3,648,255, respectively, in general and administrative expenses.

As of September 30, 2012, approximately $8,510,344 of stock compensation expense with respect to the non-vested stock options is to be recognized over approximately 2.83 years.

Nonvested shares

On August 31, 2012, the Company granted 45,000 nonvested shares to certain directors and 75,000 nonvested shares to certain employees (collectively, the “Participant”). Pursuant to the nonvested share grant agreements between the Company and the Participant, the Participant will have all the rights of a stockholder with respect to the nonvested shares. The nonvested shares granted to directors vest on August 31, 2013. The nonvested shares granted to employees vest in four years with an initial vesting date of September 1, 2013. As of September 30, 2012, the nonvested shares are not yet vested and not included in the Company’s common stock.

A summary of nonvested shares activity for the nine months ended September 30, 2012 is as follow:

	Number of	Grant date weighted
	nonvested shares	average fair value
Outstanding as of December 31, 2011	-	$-
Granted	120,000	9.85
Vested	-	-
Forfeited	-	-
Outstanding as of September 30, 2012	120,000	$9.85

For the three and nine months ended September 30, 2012, the Company recorded stock compensation expense of $52,314 and $52,314 in general and administrative expenses, respectively.

As of September 30, 2012, approximately $1,129,686 of stock compensation expense with respect to nonvested shares is to be recognized over approximately 2.84 years.

NOTE 10 – FAIR VALUE MEASUREMENTS

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

NOTE 11 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the three months ended September 30, 2012 and 2011 are as follows:

	For the three months ended
	September 30,	September 30,
	2012	2011
Human Albumin	$22,990,891	$22,448,845
Immunoglobulin products:
Human Hepatitis B Immunoglobulin	1,249,809	1,810,756
Human Immunoglobulin for Intravenous Injection	23,412,548	12,805,150
Human Rabies Immunoglobulin	184,007	774,737
Human Tetanus Immunoglobulin	1,579,620	3,081,909
Human Immunoglobulin	672,177	-
Placenta Polypeptide	2,726,801	-
Others	308,197	382,304
Total	$53,124,050	$41,303,701

The Company’s sales by significant types of product for the nine months ended September 30, 2012 and 2011 are as follows:

	For the nine months ended
	September 30,	September 30,
	2012	2011
Human Albumin	$68,320,593	$63,527,838
Immunoglobulin products:
Human Hepatitis B Immunoglobulin	4,856,309	5,900,941
Human Immunoglobulin for Intravenous Injection	59,913,448	39,316,818
Human Rabies Immunoglobulin	3,281,579	1,527,257
Human Tetanus Immunoglobulin	4,893,019	6,222,200
Human Immunoglobulin	1,427,807	-
Placenta Polypeptide	7,346,812	-
Others	778,283	944,927
Total	$150,817,850	$117,439,981

NOTE 12– COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Total operating lease commitments for rental of offices and land use rights and buildings as of September 30, 2012 are as follows:

12-month period ending September 30,
2013	$131,625
2014	5,522
2015	5,522
2016	4,970
2017	3,867
Years after	88,866
Total minimum payments required	$240,372

For the three months ended September 30, 2012 and 2011, total lease expense amounted to $101,584 and $110,122, respectively. For the nine months ended September 30, 2012 and 2011, total lease expense amounted to $265,173 and $274,219, respectively.

Legal proceedings

Dispute among Guizhou Taibang Shareholders over Raising Additional Capital

On May 28, 2007, 91% of Guizhou Taibang’s shareholders approved a plan to raise additional capital from private strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang equity interests at RMB2.80 per share. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% shareholder of Guizhou Taibang, Guizhou Jie’an Company, or Jie’an, did not support the plan and did not agree to waive its right of first refusal. On May 29, 2007, the 91% shareholders of Guizhou Taibang caused Guizhou Taibang to sign an Equity Purchase Agreement with certain investors, pursuant to which the investors agreed to invest an aggregate of RMB50,960,000 (approximately $8,066,968) in exchange for 18,200,000 shares, or 21.4%, of Guizhou Taibang’s equity interests. At the same time, Jie’an also subscribed for 1,800,000 shares, representing its 9% pro rata share of the 20,000,000 shares being offered. The proceeds from all parties were received by Guizhou Taibang in accordance with the agreement.

In June 2007, Jie’an brought suit in the High Court of Guizhou Province, China, against Guizhou Taibang and the three other original Guizhou Taibang shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie’an alleged that it had a right to acquire the shares waived by the original Guizhou Taibang shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie’an and sustained the Equity Purchase Agreement. On November 2008, Jie’an appealed the Guizhou High Court judgment to the People’s Supreme Court in Beijing. On May 13, 2009, the People’s Supreme Court sustained the original ruling and denied the rights of first refusal of Jie’an over the additional shares waived by the original Guizhou Taibang’s shareholders. The registration of the new investors as Guizhou Taibang’s shareholders and the related increase in registered capital of Guizhou Taibang with the Administration for Industry and Commerce are still pending. On January 27, 2010, the strategic investors brought suit in the High Court of Guizhou Province against Guizhou Taibang alleging Guizhou Taibang’s failure to register their equity interest in Guizhou Taibang with the local Administration for Industry and Commerce (“AIC”) and requesting the distribution of their share of Guizhou Taibang’s dividends. Dalin was also joined as a co-defendant as it is the controlling interest shareholder and exercises control over Guizhou Taibang’s day-to-day operations. The Company does not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, the Company believes that the Equity Purchase Agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment. In the event that Guizhou Taibang is required to return the original investment amount to the strategic investors, Guizhou Taibang has set aside the strategic investors’ initial fund along with RMB14,138,284 (approximately $2,238,090) in accrued interest, and RMB509,600 (approximately $80,670) for the 1% penalty imposed by the agreement for any breach as of September 30, 2012. If strategic investors prevail in their suit, Dalin’s interests in Guizhou Taibang could be reduced to approximately 41.3% . The High Court of Guizhou heard the case on April 8, 2010 and encouraged both parties to settle the dispute outside the court, which was accepted by both parties. However, both parties failed to reach a mutual agreeable term.

On October 14, 2010, the High Court of Guizhou ruled in favor of the Company and denied the strategic investors’ right as shareholders of Guizhou Taibang, as well as their entitlement to the dividends. In light of the Guizhou ruling, in November 2010 the Company returned the proceeds in the amount of RMB11,200,000 (approximately $1,772,960) to one of the strategic investors. On October 26, 2010, the other strategic investors appealed to, and subsequently accepted by, the PRC Superior Court in Beijing on the ruling. On October 9, 2011, the PRC Supreme Court overruled the decision of the High Court of Guizhou and remanded the suit to the High Court of Guizhou for retrial. On December 29, 2011, High Court of Guizhou accepted the case for retrial. On January 5, 2012, the strategic investors re-filed their case to the High Court of Guizhou requesting, in addition to the share issuance, the distribution of dividends and interest in the amount of RMB18,349,345 (approximately $2,904,701) and RMB2,847,000 (approximately $450,680), respectively. The Company is awaiting the hearing as of the date of this report.

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital infusion with the local AIC, pursuant to the Equity Purchase Agreement, and such request was approved unanimously by Guizhou Taibang’s shareholders in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the outcome of the ongoing litigations. On March 20, 2012, the Company received a subpoena that Jie’an brought suit in the People’s Court of Huaxi District, Guizhou Province against Guizhou Taibang, alleging Guizhou Taibang’s withholding of its request. Jie’an requested that Guizhou Taibang registers its 1.8 million shares of capital infusion, pay dividends associated with these shares, as well as the related interest and penalty from May 2007 to December 2011 amounting to RMB25,000,000 (approximately $3,957,500) in aggregate, and return the over-paid subscription of RMB1,440,000 (approximately $227,952), as well as the interest and penalty, amounting to RMB10,000,000 (approximately $1,583,000) in aggregate. The People’s Court of Huaxi District, Guizhou Province, China has accepted Jie’an’s suit. If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated above, the Company does not expect Jie’an to prevail. As of September 30, 2012, the Company had recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $797,832) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $227,952) for the over-paid subscription and RMB2,490,853 (approximately $394,302) for the accrued interest. On May 15 and May 29, 2012, Guizhou Taibang was informed by the court that the case was postponed upon the request from Jie’an and no exact hearing date has been provided.

Guizhou Taibang’s Guarantee to a Third Party

In 2007, as a condition to purchase Huang Ping Plasma Station, Guizhou Taibang entered into an agreement with Guizhou Zhongxin Investment Company, or Zhongxin, in which Guizhou Taibang agreed to repay Zhongxin’s debt out of Guizhou Taibang’s payables to Zhongxin arising from plasma purchased from Zhongxin. In the same agreement, Guizhou Taibang also delivered a guarantee to the Huang Ping County Hospital, the former co-owner of the Huang Ping Plasma Station, that it would pay RMB3,074,342 (approximately, $486,668) in debt that Zhongxin owed to the hospital. On June 1, 2009, Huang Ping Hospital brought suit, in the Huang Ping County People’s Court of Guizhou Province, against Zhongxin for non-payment of its payables and debt due to Huang Ping Hospital and against Guizhou Taibang as the guarantor. On November 2, 2009, the court ruled in favor of the plaintiff and Guizhou Taibang as the guarantor became obligated to repay the Zhongxin’s debt to the Huang Ping Hospital on behalf of Zhongxin. In October 2009, Guizhou Taibang appealed to the Middle Court of Kaili District in Guizhou Province which sustained the original judgment on April 8, 2010. Under the Equity Transfer Agreement pursuant to which the Company acquired a 90% interest in Dalin, Guizhou Taibang’s then shareholders, provide that the sellers will be responsible, based on their pro rata equity interest in Guizhou Taibang, for damages incurred by Guizhou Taibang from Zhongxin’s debt and that the sellers will repay Dalin their pro rata share of payments made by Guizhou Taibang to creditors in connection with Zhongxin’s debt within 10 days after payment by Guizhou Taibang. The RMB3,074,342 contingent liability and proportionate share of the liability to be recovered from the sellers were reflected in the consolidated financial statements as of December 31, 2009. The Company settled the debt of RMB3,074,342 on behalf of Zhongxin in 2009.

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

On September 13, 2010, Zhongxin countersued the Company alleging that the Equity Transfer Agreement is void due to the absence of Zhongxin’s authorization of the initial equity transfer related to Huang Ping Plasma Station. As a result, Zhongxin claimed for a consideration of RMB500,000 (approximately $79,150) for the alleged loss of its share of income from the Huang Ping Plasma Station since the Company acquired the station in April 2007. On September 12, 2012, the Middle Court of Miao-Dong Autonomous Prefecture of Qiandongnan in Guizhou Province made the final judgment against Zhongxin and affirmed the validity of the Equity Transfer Agreement.

NOTE 13– RELATED PARTY TRANSACTIONS

The related party balances resulting from transactions undertaken by the Company with related parties are presented as follows:

Liabilities	Purpose	September 30, 2012	December 31, 2011

Advance from customers – a related party(1)	Advance	$-	$486,602
Other payable – a related party(2)	Loan	$2,304,848	$2,277,603
Other payable – a related party(3)	Contribution	$1,420,086	$1,042,335
Other payable – a related party(1)	Commission	$322,846	$-

(1) During the year ended December 31, 2011, Guizhou Taibang signed an agency contract with Guizhou Eakan Co., Ltd. (“Guizhou Eakan”), an affiliate of one of the Guizhou Taibang’s noncontrolling interest shareholders, pursuant to which Guizhou Taibang would pay commission to Guizhou Eakan for the promotion of the product of Placenta Polypeptide. As of September 30, 2012, Guizhou Taibang accrued commission payable of $322,846 for service rendered by Guizhou Eakan. For the three and nine months ended September 30, 2012, commission expense for service rendered by Guizhou Eakan was $1,014,193 and $2,594,281, respectively.

As of December 31, 2011, Guizhou Taibang received $486,602 in advance from Guizhou Eakan for the product Placenta Polypeptide that has not yet been delivered by Guizhou Taibang. The payment was made by Guizou Eakan on behalf of the customers.

Prior to the signing of the agency contract with Guizhou Eakan, Guizhou Taibang provided processing services to Guizhou Eakan. The Company’s total income from processing services to Guizhou Eakan amounted to nil and $166,228 for the three months ended September 30, 2012 and 2011, respectively. The Company’s total income from processing services to Guizhou Eakan amounted to nil and $242,274 for the nine months ended September 30, 2012 and 2011, respectively.

(2) Guizhou Taibang has payables to Guizhou Eakan Investing Corp., amounting to approximately $2,304,848 (RMB14,560,000). Guizhou Eakan Investing Corp. is one of the noncontrolling interest shareholders of Guizhou Taibang. Guizhou Taibang borrowed this interest free advance for working capital purpose. The balance is due on demand.

(3) In 2007, Guizhou Taibang received additional contributions from Jie’an of $962,853 to maintain Jie’an equity interest in Guizhou Taibang at 9%. However, due to a legal dispute among shareholders over raising additional capital as discussed in the legal proceeding section (see Note 12), the money received was not registered as additional capital contributions. During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital contribution with the local Administration for Industry and Commerce, pursuant to the equity purchase agreement, and such registration was approved unanimously by Guizhou Taibang’s shareholders in a shareholder meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the outcome of the ongoing litigations. If the Company decided to ratify the approval, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an will be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated above, the Company has set aside Jie’an’s additional fund of RMB5,040,000 (approximately $797,832), the over-paid subscription of RMB1,440,000 (approximately $227,952) along with RMB2,490,853 (approximately $394,302) in accrued interest and penalty as of September 30, 2012.

NOTE 14 - NET INCOME / (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income / (loss) per share for the periods indicated:

	For the three months ended
	September 30, 2012	September 30, 2011

Net income/(loss) attributable to China Biologic Products, Inc.	$13,617,150	$(9,361,677)
Earnings allocated to participating nonvested shares	(20,709)	-
Net income/(loss) for basic net income/(loss) per common stock	$13,596,441	$(9,361,677)

Weighted average shares used in computing basic net income/(loss) per common stock	26,546,929	25,551,125
Diluted effect of stock option	471,975	-
Weighted average shares used in computing diluted net income/(loss) per common stock	27,018,904	25,551,125

Net income/(loss) per common stock – basic	$0.51	$(0.37)
Net income/(loss) per common stock – diluted	$0.50	$(0.37)

	For the nine months ended
	September 30, 2012	September 30, 2011

Net income attributable to China Biologic Products, Inc.	$39,413,227	$13,547,003
Earnings allocated to participating nonvested shares	(20,562)	-
Net income allocated to common stockholders for computing basic net income per common stock	39,392,665	13,547,003
Interest on the Notes	-	3,580,167
Change in fair value of embedded conversion option in the Notes	-	(6,289,661)
Change in fair value of warrants	(1,769,140)	(8,771,458)
Net income for diluted net income per common stock	$37,623,525	$2,066,051

Weighted average shares used in computing basic net income per common stock	26,009,707	24,849,403
Diluted effect of the Notes	-	688,645
Diluted effect of warrants	266,999	582,252
Diluted effect of stock option	465,007	587,540
Weighted average shares used in computing diluted net income per common stock	26,741,713	26,707,840

Net income per common stock – basic	$1.51	$0.55
Net income per common stock – diluted	$1.41	$0.08

During the three months ended September 30, 2012, 1,979,333 options with an average exercise price of $11.37 were excluded from the calculation of diluted net income per common stock since they were antidilutive.

During the three months ended September 30, 2011, diluted net loss per common stock was computed in the same manner as basic net loss per share of common stock since the Company had a loss from continuing operations and therefore it would be antidilutive.

During the nine months ended September 30, 2012, 1,979,333 options with an average exercise price of $11.37 were excluded from the calculation of diluted net income per common stock since they were antidilutive.

During the nine months ended September 30, 2011, 1,126,000 options with an average exercise price of $12.84 are excluded from the calculation of diluted net income per common stock since they are antidilutive.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “China Biologic”, the “Company”, “we”, “us”, or “our”, are to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries;

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

  “Renminbi” and “RMB” are to the legal currency of China; and

  “U.S. dollars”, “dollars” and “$” are to the legal currency of the United States.

Overview of Our Business

We are a biopharmaceutical company, through our indirect majority-owned PRC subsidiaries, Shandong Taibang and Guizhou Taibang, and our minority-owned PRC investee, Huitian, principally engaged in the research, development, production and sales of human plasma-based pharmaceutical products in China. Shandong Taibang operates from our production facility located in Tai’an, Shandong Province and Guizhou Taibang operates from our production facility located in Guiyang, Guizhou Province. Our minority owned investee, Huitian, operates from its facility in Shaanxi Province. The human plasma-based biopharmaceutical manufacturing industry in China is highly regulated by both provincial and central governments. Accordingly, the manufacturing process of our products is strictly monitored from the initial collection of plasma from human donors to finished products.

Our principal products include our approved human albumin and immunoglobulin products. Human albumin is principally used to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure while immunoglobulin is used for certain disease prevention and treatment. Our approved human albumin and immunoglobulin products use human plasma as the basic raw material. We are approved to sell human albumin with dosages of 20%/10ml, 20%/25ml, 20%/50ml, 10%/10ml, 10%/25ml, 10%/50ml and 25%/50ml. Human albumin is our top-selling product. Sales of human albumin products represented approximately 43.3% and 54.4% of our total sales for each of the three months ended September 30, 2012 and 2011, respectively, and 45.3% and 54.1% of our total sales for the nine months ended September 30, 2012 and 2011, respectively. All of our products are prescription medicines administered in the form of injections.

We sell our products directly or through approved distributors to customers in the PRC, mainly hospitals and inoculation centers. We usually sign short-term contracts with customers and therefore our largest customers have changed over the years. For the three months ended September 30, 2012 and 2011, our top 5 customers accounted for approximately 8.5% and 16.3%, respectively, of our total sales. For the nine months ended September 30, 2012 and 2011, our largest 5 customers accounted for approximately 11.6% and 15.0% of our total sales, respectively. As we continue to expand our geographic presence and diversify our customer base and product mix, we expect that our largest customers will continue to change from year to year.

We operate and manage our business as a single segment. We do not account for the results of our operations on a geographic or other basis.

Our principal executive offices are located at 18th Floor, Jialong International Building, 19 Chaoyang Park Road, Chaoyang District, Beijing 100125, the People’s Republic of China. Our corporate telephone number is + (86) 10-6598-3111 and our fax number is + (86) 10-6598-3222. We maintain a website at http://www.chinabiologic.com that contains information about our company, but that information is not part of this report.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended September 30, 2012:

  Sales: Sales increased by $11,820,349, or 28.6%, to $53,124,050 for the three months ended September 30, 2012, from $41,303,701 for the same period in 2011.

  Gross profit: Gross profit increased by $8,673,574, or 31.5%, to $36,202,766 for the three months ended September 30, 2012, from $27,529,192 for the same period in 2011.

  Income /(loss) from operations: Income from operations increased by $29,815,157, or 317.4%, to $20,420,212 for the three months ended September 30, 2012, from loss of $9,394,945 for the same period in 2011.

  Net income /(loss) attributable to the Company: Net income increased by $22,978,827 , or 245.5%, to $13,617,150 for the three months ended September 30, 2012, from net loss attributable to the Company of $9,361,677 for the same period in 2011.

  Diluted net income /(loss) per share: Diluted net income per share was $0.50 for the three months ended September 30, 2012, as compared to diluted net loss per share of $0.37 for the same period in 2011.

Recent Development

In June 2012, we received the manufacturing approval certificate from the State Food and Drug Administration (“SFDA”) for human coagulation factor VIII (“FVIII”). In October 2012, we obtained the GMP certification for our production facility of FVIII from SFDA and commenced the commercial production of FVIII shortly thereafter.

In an announcement published in September 2012 (the “September Announcement”), Chinese National Development and Reform Commission (“NDRC”) adjusted retail price ceilings for 95 oncology, immunology and hematology drug products, which came into effect on October 8, 2012. Two of our approved products, human immunoglobulin for intravenous injection (“IVIG”) and FVIII are affected by the September Announcement. According to the September Announcement, the new retail price ceilings for our IVIG products are RMB327 (5%/25ml), RMB561 (5%/50ml), RMB954 (5%/100ml) and RMB1,622 (5%/200ml), and the new retail price ceilings for our FVIII products are RMB396 (200IU) and RMB540 (300IU). The new retail price ceilings for IVIG products are lower than the current prevailing market prices in some of our regional markets while those for FVIII are close to the current prevailing market prices. As a result, some of local governments start to impose tender price ceilings for IVIG products. We are in the process of appealing to local governments for favorable pricing policy in selective regional markets. So far, we have successfully gained support from Guizhou and Shandong provincial governments in lifting the tender price ceilings for IVIG products. We are in the process of evaluating the impact of the new price ceiling on our future IVIG sales and margin.

By the end of year 2013, a more stringent Good Manufacturing Practice standard (the “2013 GMP Standard”) enacted by SFDA will become applicable to all of our production facilities. We do not expect the current plasma production facilities of Guizhou Taibang and Huitian would be able to meet the 2013 GMP Standard and therefore will cease the production in these facilities by the end of 2013. We plan to construct a new production facility for Guizhou Taibang at a new site to meet the 2013 GMP Standard. We expect to commence preparation work for this project in late 2012 and complete the project in mid 2014. The existing production facility producing plasma-based pharmaceutical products in Guizhou Taibang will be abandoned by the end of 2013, and as a result, all related assets in such facility to be abandoned are depreciated over a shortened use period. Huitian is also considering constructing a new production facility. We plan to take appropriate actions to minimize the impact of production suspension to ensure a smooth transition.

Results of Operations

Comparison of Three Months Ended September 30, 2012 and September 30, 2011

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in U.S. dollars)

	Three Months Ended
	September 30,		$	%
			Increase	Increase
	2012	2011	(Decrease)	(Decrease)
SALES
External customers	$53,124,050	$41,137,473	$11,986,577	29.1%
Related party	-	166,228	(166,228)	(100.0%	)
Total sales	53,124,050	41,303,701	11,820,349	28.6%
COST OF SALES
External customers	16,921,284	13,741,811	3,179,473	23.1%
Related party	-	32,698	(32,698)	(100.0%	)
Total cost of sales	16,921,284	13,774,509	3,146,775	22.8%
GROSS PROFIT	36,202,766	27,529,192	8,673,574	31.5%
OPERATING EXPENSES
Selling expenses	3,545,378	3,703,683	(158,305)	(4.3%	)
General and administrative expenses	11,599,779	8,110,693	3,489,086	43.0%
Research and development expenses	637,397	509,061	128,336	25.2%
Impairment loss of goodwill	-	18,064,183	(18,064,183)	(100.0%	)
Loss on abandonment of long-lived assets	-	6,536,517	(6,536,517)	(100.0%	)
Total operating expenses	15,782,554	36,924,137	(21,141,583)	(57.3%	)
INCOME/(LOSS) FROM OPERATIONS	20,420,212	(9,394,945)	29,815,157	(317.4%	)
OTHER (INCOME) / EXPENSES
Equity in income of equity method investee	(744,976)	(712,320)	(32,656)	4.6%
Change in fair value of derivative liabilities	-	(2,863,870)	2,863,870	(100.0%	)
Interest expense	223,992	404,349	(180,357)	(44.6%	)
Interest income	(561,761)	(473,278)	(88,483)	18.7%
Other (income)/expenses, net	(449,815)	63,773	(513,588)	(805.3%	)
Total other income, net	(1,532,560)	(3,581,346)	2,048,786	(57.2%	)
EARNINGS/(LOSS) BEFORE INCOME TAX EXPENSE	21,952,772	(5,813,599)	27,766,371	(477.6%	)
INCOME TAX EXPENSE	3,479,683	1,022,310	2,457,373	240.4%
NET INCOME/(LOSS)	$18,473,089	$(6,835,909)	$25,308,998	(370.2%	)
Less: Net income attributable to noncontrolling interest	4,855,939	2,525,768	2,330,171	92.3%
NET INCOME/(LOSS) ATTRIBUTABLE TO THE COMPANY	$13,617,150	$(9,361,677)	$22,978,827	(245.5%	)

Sales. Our sales increased by 28.6%, or $11,820,349, to $53,124,050 for the three months ended September 30, 2012, compared to $41,303,701 for the three months ended September 30, 2011. The increase in sales during 2012 was primarily attributable to a mix of price and volume increases in certain of our plasma based products, as well as a substantial increase in sales of placenta polypeptide products. In addition, foreign exchange translation accounted for 1.8% of the sales increase.

During the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, most of our approved plasma products recorded price increases ranging from approximately 7.6% to 68.7%, except for human hepatitis B immunoglobulin products, which decreased by approximately 37.5% . For the three months ended September 30, 2012 as compared to the three months ended September 30, 2011:

  The average price for our approved human albumin products, which accounted for 43.3% of our total sales for the three months ended September 30, 2012, increased by approximately 7.6% and, excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 6.2%.

  The average price for our approved IVIG products, which accounted for 44.1% of our total sales for the three months ended September 30, 2012, increased by approximately 8.4%, and excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 7.1%.

  The average price for our approved human tetanus immunoglobulin products, which accounted for 3.0% of our total sales for the three months ended September 30, 2012, increased by approximately 16.7% and, excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 14.5%.

  The average price for our approved human hepatitis B immunoglobulin products, which accounted for 2.4% of our total sales for the three months ended September 30, 2012, decreased by approximately 37.5% and, excluding the foreign exchange translation effect, their average price in RMB term decreased by approximately 38.2%.

The general price increase of our human albumin products and immunoglobulin products other than human hepatitis B immunoglobulin products was primarily attributable to the shortage in supply of such products in 2012 as a result of the closure of several plasma collection stations in Guizhou. The price decrease of human hepatitis B immunoglobulin products was mainly due to newly implemented government program sponsored by PRC Ministry of Health with respect to these products. The sales prices of participating products in this program are generally lower than normal retail prices for public interest purposes.

The sales volumes of our products in general depend on market demands and our production volumes. The production volumes of our IVIG and human albumin products depend primarily on general plasma supply. The production volumes of our hyper-immune products, which include human rabies immunoglobulin, human hepatitis B immunoglobulin and human tetanus immunoglobulin products, are subject to the availabilities of specific vaccinated plasma and our production capacity. The supply of specific vaccinated plasma in general requires several months of lead time. Our production facility currently can only accommodate the production of one type of hyper-immune products at any given time and we rotate the production of different types of hyper-immune products from time to time in response to market demand. As such, the sales volume of any given type of hyper-immune products may vary significantly from quarter to quarter.

During the three months ended September 30, 2012, sales volumes for our IVIG products and human hepatitis B immunoglobulin products increased by 68.4% and 10.5%, respectively, while human tetanus immunoglobulin products and human albumin products decreased by 56.2% and 4.8%, respectively, as compared to the three months ended September 30, 2011.

The increase of sales volumes of IVIG products was primarily due to the increased market demand in the three months ended September 30, 2012 and our increased inventory level in the later part of 2011 in anticipation of such demand increase. Since IVIG products are the primary medicine for treating Hand-Foot-and-Mouth Disease (“HFMD”), which often has outbreaks in late spring and summer time, the market demand for IVIG products is generally higher during these periods as well. The increase of the sales volumes of hepatitis B immunoglobulin products was primarily due to the increase of market demand and the fact that the Company successfully secured several major provincial government contracts. The decrease of sales volumes of human tetanus immunoglobulin products was primarily due to the decrease of its production volumes. The decrease of sales volumes of human albumin products was primarily due to the decrease of its production volumes caused by the reduced raw material supply as a result of the closure of several plasma collection stations in Guizhou.

Sales of placenta polypeptide products increased substantially during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. We began manufacturing and selling placenta polypeptide products since December 2011. Prior to December 2011, we provided processing service for Guizhou Eakan Co., Ltd. (“Eakan”), an affiliate of one of Guizhou Taibang’s noncontrolling interest holders, for placenta polypeptide products. The revenue we derived from the sales of placenta polypeptide products is substantially higher than the processing fees we used to charge for these products.

Cost of sales. Our cost of sales increased by $3,146,775, or 22.8%, to $16,921,284 for the three months ended September 30, 2012, from $13,774,509 for the same period in 2011. Cost of sales as a percentage of sales was 31.9% for the three months ended September 30, 2012, as compared to 33.3% for the same period in 2011. The increase in cost of sales was mainly due to the increase in sales volumes and the increase in cost of plasma. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors, which was in line with the industry practice. The decrease in cost of sales as a percentage of sales was mainly due to the change of our product mix to include higher margin products.

Gross profit and gross margin. As a result of the foregoing factors, our gross profit increased by $8,673,574, or 31.5%, to $36,202,766 for the three months ended September 30, 2012, from $27,529,192 for the same period in 2011. As a percentage of sales, our gross profit margin increased by 1.4% to 68.1% for the three months ended September 30, 2012, from 66.7% for the same period in 2011.

Operating expenses. Our total operating expenses decreased by $21,141,583, or 57.3%, to $15,782,554, for the three months ended September 30, 2012, from $36,924,137 for the same period in 2011 primarily due to decrease in impairment loss. We incurred an impairment loss of $24,600,700, including both goodwill and abandonment of long-lived assets as a result of the closure of several plasma collection stations in Guizhou in August 2011. No impairment loss was recorded during the three months ended September 30, 2012. As a percentage of sales, total expenses decreased by 59.7% to 29.7% for the three months ended September 30, 2012, from 89.4% for the same period in 2011.

Selling expenses. For the three months ended September 30, 2012, our selling expenses decreased to $3,545,378, from $3,703,683 for the three months ended September 30, 2011, a decrease of $158,305, or 4.3% . As a percentage of sales, our selling expenses for the three months ended September 30, 2012 decreased by 2.3% to 6.7%, from 9.0% for the three months ended September 30, 2011. The decrease in selling expenses as a percentage of sales was primarily due to the decrease in commission expenses paid to distributors as a result of the change of our sales strategy to focus more on direct sales to hospitals and inoculation centers.

General and administrative expenses. For the three months ended September 30, 2012, our general and administrative expenses increased to $11,599,779, from $8,110,693 for the three months ended September 30, 2011, an increase of $3,489,086, or 43.0% . General and administrative expenses as a percentage of sales increased by 2.2% to 21.8% for the three months ended September 30, 2012, from 19.6% for the three months ended September 30, 2011. The increase in general and administrative expenses was mainly due to new business development cost in connection with exploring additional growth opportunities during the three months ended September 30, 2012. Additionally, we incurred higher payroll expenses associated with hiring of several senior management team members since the second quarter of 2012.

Research and development expenses. For the three months ended September 30, 2012 and 2011, our research and development expenses were $637,397 and $509,061, respectively, representing an increase of $128,336, or 25.2% . As a percentage of sales, our research and development expenses for the three months ended September 30, 2012 and 2011 were 1.2% and 1.2%, respectively. The increase in research and development expenses was mainly due to the expenditure paid to a research and development institute in relation to a project during the three months ended September 30, 2012.

Impairment loss of goodwill. Following the closure of plasma collection stations of Guizhou Taibang in August 2011, we revised our earnings guidance for the year of 2011 and experienced decrease in our stock price and market capitalization in the third quarter of 2011. The closure of the plasma collection stations was considered to be a triggering event that may cause the fair value of the Company’s reporting unit to fall below its book value. Therefore we performed two-step goodwill impairment test and concluded that the carrying amount of our single reporting unit was greater than the fair value of the reporting unit (as determined based on the quoted market price) and the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill. As a result, we recognized a goodwill impairment loss of $18,064,183 for the three months ended September 30, 2011.

Loss on abandonment of long-lived assets. As a result of the closure of the plasma collection stations of Guizhou Taibang, certain equipment, office furniture, building improvement and plasma collection permits were abandoned during the three months ended September 30, 2011. Loss on these long-lived assets of $6,536,517 was recognized in the three months ended September 30, 2011.

Change in fair value of derivative liabilities. The embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants issued in June 2009 are classified as derivative liabilities carried at fair value. For the three months ended September 30, 2012 and 2011, we recognized a gain from the change in fair value of derivative liabilities in the amounts of nil and $2,863,870, respectively. The recognized gain from the change in the fair value of derivative liabilities in the third quarter of 2011 was mainly due to a decrease in the price of our common stock from $10.20 as of June 30, 2011 to $6.81 as of September 30, 2011. The warrants have been fully exercised by the end of June 2012 and there were no warrants outstanding as of September 30, 2012.

Interest (income) expense. Our interest expense decreased by $180,357 to $223,992 for the three months ended September 30, 2012, from $404,349 for the same period in 2011. Our interest income increased by $88,483 to $561,761, for the three months ended September 30, 2012, from $473,278 for the same period in 2011. The decrease in interest expense was primarily due to the fact that all previous short-term bank loans were fully repaid in May 2012 and most of the current short-term bank loans were made in August and early September 2012, resulting in a decrease in the average bank loan balances for the three months ended September 30, 2012 as compared to the same period in 2011. The increase in interest income is primarily due to short-term investment with higher interest rates held by the Company as well as the increase in the cash deposit.

Income tax. Our provision for income taxes increased by $2,457,373, or 240.4%, to $3,479,683 for the three months ended September 30, 2012, from $1,022,310 for the same period in 2011. Our effective income tax rates were 15.9% and negative 17.6% for the three months ended September 30, 2012 and 2011, respectively. As compared to the PRC statutory tax rate applicable to our major operating subsidiaries, the difference in the effective income tax rates was primarily due to the impairment loss of goodwill and change in fair value of derivative liabilities recorded during the three months ended September 30, 2011, which were not tax deductible or subject to income taxes and therefore had an effect on the effective income tax rate for this period.

According to the PRC’s central government policy, new or high technology companies will enjoy a preferential tax treatment of 15%, instead of 25% under the Enterprise Income Tax Law. In October 2011, Shandong Taibang obtained the High and New Technology Enterprise qualification for the period from 2011 to 2013. According to CaiShui [2011] No. 58 dated July 27, 2011, Guizhou Taibang, a qualified enterprise located in the western region of PRC, is entitled to a preferential income tax rate of 15% effective retroactively from January 1, 2011 to December 31, 2020. All other PRC subsidiaries of the Company are subjected to the regular 25% tax rate.

Our Company’s PRC subsidiaries have cash balance of $128.1 million as of September 30, 2012, which is intended to be permanently reinvested in the PRC. Any distribution from our PRC subsidiaries is subject to the U.S. federal income tax at the rate of 34%, less any applicable foreign tax credits. Due to our intention to indefinitely reinvest our earnings in PRC, we have not provided for deferred tax liabilities on undistributed earnings of our PRC subsidiaries.

Net income/(loss) attributable to the Company. As a result of the cumulative effects of the foregoing factors, our net income attributable to the Company increased by $22,978,827, or 245.5%, to $13,617,150 for the three months ended September 30, 2012, from net loss attributable to the Company of $9,361,677 for the same period in 2011, and our net income attributable to the Company as a percentage of total sales was 25.6% and negative 22.7% for the three months ended September 30, 2012 and 2011, respectively.

Comparison of Nine Months Ended September 30, 2012 and September 30, 2011

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in U.S. dollars)
	Nine Months Ended		$	%
	September 30,		Increase	Increase
	2012	2011	(Decrease)	(Decrease)
SALES
External customers	$150,817,850	$117,197,707	$33,620,143	28.7%
Related party	-	242,274	(242,274)	(100.0%	)
Total sales	150,817,850	117,439,981	33,377,869	28.4%
COST OF SALES
External customers	48,767,900	35,531,374	13,236,526	37.3%
Related party	-	67,302	(67,302)	(100.0%	)
Total cost of sales	48,767,900	35,598,676	13,169,224	37.0%
GROSS PROFIT	102,049,950	81,841,305	20,208,645	24.7%
OPERATING EXPENSES
Selling expenses	12,536,727	9,191,739	3,344,988	36.4%
General and administrative expenses	26,677,945	23,240,140	3,437,805	14.8%
Research and development expenses	2,277,474	2,439,029	(161,555)	(6.6%	)
Impairment loss of goodwill	-	18,064,183	(18,064,183)	(100%	)
Loss on abandonment of long-lived assets	-	6,536,517	(6,536,517)	(100%	)
Total operating expenses	41,492,146	59,471,608	(17,979,462)	(30.2%	)
INCOME FROM OPERATIONS	60,557,804	22,369,697	38,188,107	170.7%
OTHER (INCOME) / EXPENSES
Equity in income of equity method investee	(2,219,279)	(1,446,402)	(772,877)	53.4%
Change in fair value of derivative liabilities	(1,769,140)	(15,061,119)	13,291,979	(88.3%	)
Interest expense	990,190	4,385,872	(3,395,682)	(77.4%	)
Interest income	(1,870,873)	(913,003)	(957,870)	104.9%
Other (income)/expenses, net	(347,029)	1,134,055	(1,481,084)	(130.6%	)
Total other (income)/expenses, net	(5,216,131)	(11,900,597)	6,684,466	(56.2%	)
EARNINGS BEFORE INCOME TAX EXPENSE	65,773,935	34,270,294	31,503,641	91.9%
INCOME TAX EXPENSE	9,990,014	10,602,775	(612,761)	(5.8%	)
NET INCOME	$55,783,921	$23,667,519	$32,116,402	135.7%
Less: Net income attributable to noncontrolling interest	16,370,694	10,120,516	6,250,178	61.8%
NET INCOME ATTRIBUTABLE TO THE COMPANY	$39,413,227	$13,547,003	$25,866,224	190.9%

Sales. Our sales increased by 28.4%, or $33,377,869, to $150,817,850 for the nine months ended September 30, 2012, compared to $117,439,981 for the nine months ended September 30, 2011. The increase in sales during 2012 was primarily attributable to a mix of price and volume increases in certain of our plasma based products, as well as substantial increase in sales of placenta polypeptide products. In addition, foreign exchange translation accounted for 3.5% of the sales increase.

During the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, most of our approved plasma products recorded price increases ranging from approximately 9.7% to 20.9%, except for human hepatitis B immunoglobulin products, which decreased by approximately 46.2% . For the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011:

  The average price for our approved human albumin products, which accounted for 45.3% of our total sales for the nine months ended September 30, 2012, increased by approximately 9.7% and, excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 6.7%.

  The average price for our approved IVIG products, which accounted for 39.7% of our total sales for the nine months ended September 30, 2012, increased by approximately 11.2% and, excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 8.1%.

  The average price for our approved human tetanus immunoglobulin products, which accounted for 3.2% of our total sales for the nine months ended September 30, 2012, increased by approximately 13.5% and, excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 10.4%.

  The average price for our approved human hepatitis B immunoglobulin products, which accounted for 3.2% of our total sales for the nine months ended September 30, 2012, decreased by approximately 46.2% and, excluding the foreign exchange translation effect, their average price in RMB term decreased by approximately 47.7%.

The general price increase of our human albumin products and immunoglobulin products other than human hepatitis B immunoglobulin products was primarily attributable to the shortage in supply of such products in 2012 as a result of the closure of several plasma collection stations in Guizhou. The price decrease of human hepatitis B immunoglobulin products was mainly due to newly implemented government program with respect to these products sponsored by PRC Ministry of Health. The sales prices of participating products in this program are generally lower than normal retail prices for public interest purposes.

The sales volumes of our products in general depend on market demands and our production volumes. The production volumes of our IVIG and human albumin products depend primarily on general plasma supply. The production volumes of our hyper-immune products, which include human rabies immunoglobulin, human hepatitis B immunoglobulin and human tetanus immunoglobulin products, are subject to the availabilities of specific vaccinated plasma and our production capacity. The supply of specific vaccinated plasma in general requires several months of lead time. Our production facility currently can only accommodate the production of one type of hyper-immune product at any given time and we rotate the production of different types of hyper-immune products from time to time in response to market demand. As such, the sales volume of any given type of hyper-immune products may vary significantly from quarter to quarter.

During the nine months ended September 30, 2012, sales volumes for our human hepatitis B immunoglobulin and IVIG increased by 52.8% and 36.9%, respectively, and sales volumes for our human albumin and human tetanus immunoglobulin products decreased by 1.9% and 30.8%, respectively, as compared to the nine months ended September 30, 2011.

The increase of sales volumes of IVIG products was primarily due to the increased market demand in 2012 and our increased inventory level in the later part of 2011 in anticipation of such demand increase. Since IVIG products are the primary medicine for treating HFMD, which often has outbreaks in late spring and summer time, the market demand for IVIG products is generally higher during these periods as well. The increase of the sales volumes of hepatitis B immunoglobulin products was primarily due to the increase of market demand and the fact that the Company successfully secured several major provincial government contracts. The decrease of sales volumes of human tetanus immunoglobulin products was primarily due to the decrease of its production volumes. The decrease of sales volumes of human albumin products was primarily due to the decrease of its production volumes, which were in turn due to reduced raw material supply as a result of the closure of several plasma collection stations in Guizhou.

Sales of placenta polypeptide products increased substantially during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. We began manufacturing and selling placenta polypeptide products since December 2011. Prior to December 2011, we provided processing service for Eakan, an affiliate of one of Guizhou Taibang’s noncontrolling interest holders, for placenta polypeptide products. The revenue we derived from the sales of placenta polypeptide products is substantially higher than the processing fees we used to charge for these products.

Cost of sales. Our cost of sales increased by $13,169,224, or 37.0%, to $48,767,900 for the nine months ended September 30, 2012, from $35,598,676 for the same period in 2011. Cost of sales as a percentage of sales was 32.3% for the nine months ended September 30, 2012, as compared to 30.3% for the same period in 2011. The increase in cost of sales, as well as the increase in cost of sales as a percentage of sales, was mainly due to the increase in sales and the increase in cost of plasma. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors, which was in line with the industry practice.

Gross profit and gross margin. As a result of the foregoing factors, our gross profit increased by $20,208,645, or 24.7%, to $102,049,950 for the nine months ended September 30, 2012, from $81,841,305 for the same period in 2011. As a percentage of sales, our gross profit margin decreased by 2.0% to 67.7% for the nine months ended September 30, 2012, from 69.7% for the same period in 2011.

Operating expenses. Our total operating expenses decreased by $17,979,462, or 30.2%, to $41,492,146, for the nine months ended September 30, 2012, from $59,471,608 for the same period in 2011. We incurred an impairment loss of $24,600,700, including both goodwill and abandonment of long-lived assets as a result of the closure of several plasma collection stations in Guizhou in August 2011.

No impairment loss was recorded during the nine months ended September 30, 2012. As a percentage of sales, total expenses decreased by 23.1% to 27.5% for the nine months ended September 30, 2012, from 50.6% for the same period in 2011.

Selling expenses. For the nine months ended September 30, 2012, our selling expenses increased to $12,536,727, from $9,191,739 for the nine months ended September 30, 2011, an increase of $3,344,988, or 36.4% . As a percentage of sales, our selling expenses for the nine months ended September 30, 2012 increased by 0.5% to 8.3%, from 7.8% for the nine months ended September 30, 2011. The increase of selling expenses as a percentage of sales was primarily due to the increase of selling expenses associated with the placenta polypeptide products. In December 2011, we entered into an agency agreement with Eakan for the promotion of placenta polypeptide products. We incurred higher selling expenses for placenta polypeptide products as compared to our other products.

General and administrative expenses. For the nine months ended September 30, 2012, our general and administrative expenses increased to $26,677,945, from $23,240,140 for the nine months ended September 30, 2011, an increase of $3,437,805, or 14.8% . General and administrative expenses as a percentage of sales decreased by 2.1% to 17.7% for the nine months ended September 30, 2012, from 19.8% for the nine months ended September 30, 2011. The increase in general and administrative expenses was mainly due to business development cost in connection with exploring additional growth opportunities during the nine months ended September 30, 2012. Additionally, we incurred higher payroll expenses associated with hiring of several senior management team members since the second quarter of 2012.

Research and development expenses. For the nine months ended September 30, 2012 and 2011, our research and development expenses were $2,277,474 and $2,439,029, respectively, representing a decrease of $161,555, or 6.6% . As a percentage of sales, our research and development expenses for the nine months ended September 30, 2012 and 2011 were 1.5% and 2.1%, respectively. The research and development expenses did not fluctuate significantly for the nine months ended September 30, 2012, as compared to the same period in 2011.

Impairment loss of goodwill. Following the closure of plasma collection stations of Guizhou Taibang in August 2011, we revised our earnings guidance for the year of 2011 and experienced decrease in our stock price and market capitalization in the third quarter of 2011. The closure of the plasma collection stations was considered to be a triggering event that may cause the fair value of our reporting unit to fall below its book value. Therefore we performed two-step goodwill impairment test and concluded that the carrying amount of our single reporting unit was greater than the fair value of the reporting unit (as determined based on the quoted market price) and the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill. As a result, we recognized a goodwill impairment loss of $18,064,183 for the nine months ended September 30, 2011.

Loss on abandonment of long-lived assets. As a result of the closure of the plasma collection stations of Guizhou Taibang, certain equipment, office furniture, building improvement and plasma collection permits were abandoned during the nine months ended September 30, 2011. Loss on these long-lived assets of $6,536,517 was recognized in the nine months ended September 30, 2011.

Interest (income) expense. Our interest expense decreased by $3,395,682 to $990,190 for the nine months ended September 30, 2012, from $4,385,872 for the same period in 2011. The decrease in interest expense was primarily due to the fact that the convertible notes were fully converted in June 2011, the previous short-term bank loans were fully repaid in May 2012 and most of the current short-term bank loans were obtained in August or early September, resulting in the decrease of the average loan balances for the nine months ended September 30, 2012 as compared to the same period in 2011. Our interest income increased by $957,870 to $1,870,873, for the nine months ended September 30, 2012, from $913,003 for the same period in 2011. The increase in interest income is primarily due to short-term investment with higher interest rates held by the Company as well as the increase in the cash deposit.

Income tax. Our provision for income taxes decreased by $612,761, or 5.8%, to $9,990,014 for the nine months ended September 30, 2012, from $10,602,775 for the same period in 2011. Our effective income tax rates were 15.2% and 30.9% for the nine months ended September 30, 2012 and 2011, respectively. The decrease of the effective income tax rate was mainly attributable to the decrease in applicable income tax rate of Shandong Taibang from 25% for the nine months ended September 30, 2011 to 15% for the same period in 2012 due to the fact that Shandong Taibang has been recognized as a “High and New Technology Enterprise” and thus granted a preferential income tax rate of 15% from 2011 to 2013 in October 2011.

Net income attributable to the Company. As a result of the cumulative effects of the foregoing factors, our net income attributable to the Company increased by $25,866,224, or 190.9%, to $39,413,227 for the nine months ended September 30, 2012, from $13,547,003 for the same period in 2011, and our net income attributable to the Company as a percentage of total sales was 26.1% and 11.5% for the nine months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. As of September 30, 2012, we had $131,723,186 in cash, primarily consisting of cash on hand and demand deposits.

The following table provides the summary of our cash flows for the periods indicated:

Cash Flow

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$64,786,061	$25,792,830
Net cash used in investing activities	(23,076,179)	(5,639,957)
Net cash provided by/ (used in) financing activities	210,884	(7,777,100)
Effects of exchange rate change on cash	390,585	2,983,158
Net increase in cash	42,311,351	15,358,931
Cash at beginning of the period	89,411,835	64,941,368
Cash at end of the period	$131,723,186	$80,300,299

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 was $64,786,061, as compared to $25,792,830 for the same period in 2011. The increase in net cash provided by operating activities was mainly in line with the increase of the net income for the nine months ended September 30, 2012, as compared to the same period in 2011. Further, as compared to December 31, 2011, accounts receivable and inventory levels also noticeably improved with a 10.7% decrease in accounts receivable and a 4.3% decrease in inventories, which also contributed to the increase of the net cash provided by operating activities.

Investing Activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment and intangibles.

Net cash used in investing activities for the nine months ended September 30, 2012 was $23,076,179, as compared to $5,639,957, for the nine months ended September 30, 2011. During the nine months ended September 30, 2012 and 2011, we paid $8,233,426 and $6,303,944, respectively, for acquisition of property, plant and equipment, intangible assets and land use right at Shandong Taibang and Guizhou Taibang. During the nine months ended September 30, 2012, we made a refundable payment of $13,220,568 to the local government in connection with our bid for the land use right for the site which we plan to use for the new production facility for Guizhou Taibang. The payment will be refunded within one year following the completion of the bidding process. Management believes the bidding process will be completed in early 2013.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 totaled $210,884, as compared to net cash used in financing activities of $7,777,100 for the same period in 2011. The net cash provided by financing activities for the nine months ended September 30, 2012 was mainly due to the net proceeds of $4,500,000 from warrants exercised and new short-term bank loans of $11,076,100, partially offset by a $11,106,200 repayment of previous short-term bank loans and a $4,379,016 dividend paid by our subsidiaries to the noncontrolling interest shareholders. The net cash used in financing activities for the nine months ended September 30, 2011 was mainly due to a $10,871,200 repayment of short-term bank loans, a $7,635,000 payment to acquire the remaining 10% interest in our 90% majority-owned subsidiary and a dividend payment of $7,744,100 to the noncontrolling interest shareholders, partly offset by cash provided by new short-term loans totaling $18,373,200.

Management believes that the Company has sufficient cash on hand and continuing positive cash inflow, from the sale of its plasma-based products in the PRC market, for its operations.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of September 30, 2012:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Due to related parties	$4,047,780	$4,047,780	$-	$-	$-
Operating lease commitment	240,372	131,625	11,044	8,837	88,866
Total	$4,288,152	$4,179,405	$11,044	$8,837	$88,866

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans acquired during the three months ended September 30, 2012.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of September 30, 2012 would decrease net income before provision for income taxes by approximately $27,703 for the three months ended September 30, 2012.

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

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in banks as of September 30, 2012 and December 31, 2011 amounted to $131,396,049 and $88,957,826, respectively, $116,771 and $236,373 of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash in bank accounts.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 43.3% and 44.1% of the total sales for the three months ended September 30, 2012, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. David (Xiaoying) Gao and our Chief Financial Officer, Mr. Ming Yang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2012. Based on that evaluation, Mr. Gao and Mr. Yang concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dispute among Guizhou Taibang Shareholders over Raising Additional Capital

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from private strategic investors through the issuance of an additional 20,000,000 shares by Guizhou Taibang at RMB2.80 per share. The plan required all existing shareholders of Guizhou Taibang to waive their rights of first refusal to subscribe for such additional shares. The 9% minority holder of Guizhou Taibang, the Guizhou Jie’an Company (“Jie’an”), did not support the plan and did not agree to waive its right of first refusal. On May 29, 2007, the majority shareholders caused Guizhou Taibang to sign an Equity Purchase Agreement with certain investors, pursuant to which the investors agreed to invest an aggregate of RMB50,960,000 (approximately $8,066,968) in exchange for 18,200,000 shares, or 21.4%, of Guizhou Taibang’s equity interests. At the same time, Jie’an also subscribed for 1,800,000 shares, representing its 9% pro rata share of the 20,000,000 shares being offered. The proceeds from all parties were received by Guizhou Taibang in accordance with the agreement.

In June 2007, Jie’an brought suit in the High Court of Guizhou province, China, against Guizhou Taibang and the three other original Guizhou Taibang shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie’an alleged that it had a right to acquire the shares waived by the original Guizhou Taibang shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie’an and sustained the Equity Purchase Agreement, but in November 2008, Jie’an appealed the Guizhou High Court judgment to the People’s Supreme Court in Beijing. On May 13, 2009, the People’s Supreme Court sustained the original ruling and denied the rights of first refusal of Jie’an over the additional shares waived by the original shareholders of Guizhou Taibang. The registration of the new investors as Guizhou Taibang’s shareholders and the related increase of registered capital of Guizhou Taibang with the local administration for industry and commerce (the “AIC”) are still pending. On January 27, 2010, the strategic investors brought suit in the High Court of Guizhou Province against Guizhou Taibang alleging Guizhou Taibang’s failure to register their equity interest in Guizhou Taibang with the local AIC and requesting the distribution of dividend with respect to their share of Guizhou Taibang. Dalin was also joined as a co-defendant as it is the majority shareholder and exercises control over Guizhou Taibang’s day-to-day operations. The Company does not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, the Company believes that the Equity Purchase Agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment. In the event that Guizhou Taibang is required to return their original investment amount to the strategic investors, as of September 30, 2012, Guizhou Taibang has set aside the strategic investors’ fund along with RMB14,138,284 (approximately $2,238,090) in accrued interests, and RMB509,600 (approximately $80,670) for the 1% penalty imposed by the Equity Purchase Agreement for any breach. If strategic investors prevail in their suit, Dalin’s interests in Guizhou Taibang may be reduced to approximately 41.3% . The High Court of Guizhou heard the case on April 8, 2010 and encouraged parties to settle the dispute outside the court, but the parties failed to reach a mutually satisfactory agreeable term.

On October 14, 2010, the High Court of Guizhou ruled in favor of the Company and denied the strategic investors’ right as shareholders of Guizhou Taibang, as well as their entitlement to the dividends. In light of the Guizhou ruling, in November 2010 the Company returned the proceeds in the amount of RMB11,200,000 (approximately $1,772,960) to one of the strategic investors. On October 26, 2010, the other strategic investors appealed to, which was subsequently accepted by, the PRC Supreme Court in Beijing on the ruling. On October 9, 2011, the PRC Supreme Court overruled the decision of the High Court of Guizhou and remanded the suit to the High Court of Guizhou for retrial. On December 29, 2011, High Court of Guizhou accepted the case for retrial. On January 5, 2012, the strategic investors re-filed their case to the High Court of Guizhou requesting, in addition to the share issuance, the distribution of dividends and interest in the amount of RMB18,349,345 (approximately $2,904,701) and RMB2,847,000 (approximately $450,680), respectively. The Company is awaiting the hearing as of the date of this report.

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million additional shares with the local AIC, pursuant to the Equity Purchase Agreement, and such request was approved unanimously by Guizhou Taibang’s shareholders in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval on Jie’an’s request, pending the outcome of the ongoing litigation with the strategic investors.

In March 2012, the Company received a subpoena that Jie’an brought suit in the People’s Court of Huaxi District, Guizhou Province against Guizhou Taibang, alleging Guizhou Taibang’s withholding of its request. Jie’an requested that Guizhou Taibang registers its additional 1.8 million shares, pay dividends associated with these shares, as well as the related interest and penalty from May 2007 to December 2011 amounting to RMB25,000,000 (approximately $3,957,500) in aggregate, and refund the over-paid subscription of RMB1,440,000 (approximately $227,952), as well as the interest and penalty, amounting to RMB10,000,000 (approximately $1,583,000) in aggregate. The People’s Court of Huaxi District, Guizhou Province, China has accepted Jie’an’s suit. If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute, the Company does not expect Jie’an to prevail. As of September 30, 2012, the Company had recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $797,832) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $227,952) for the over-paid subscription and RMB2,490,853 (approximately $394,302) for the accrued interest. On May 15 and May 29, 2012, Guizhou Taibang was informed by the court that the case was postponed upon the request from Jie’an and no exact hearing date has been provided.

Guizhou Taibang's Guarantee to a Third Party

In 2007, as a condition to purchase Huang Ping Plasma Station, Guizhou Taibang entered into an agreement with Guizhou Zhongxin Investment Company, or Zhongxin. In the same agreement, Guizhou Taibang also delivered a guarantee to the Huang Ping County Hospital, the former co-owner of the Huang Ping Plasma Station, that it would pay RMB3,074,342 (approximately $486,668) in debt that Zhongxin owed to the hospital. In 2009, Huang Ping County Hospital won judgment against Zhongxin for non-payment of its debt owed to Huang Ping County Hospital and against Guizhou Taibang as the guarantor. Guizhou Taibang paid the full judgment amount of RMB3,074,342 on behalf of Zhongxin. On December 31, 2010, Guizhou Taibang brought suit against Zhongxin in the Middle Court of Guiyang City, to recover the amount that Guizhou Taibang has paid to Huang Ping County hospital on behalf of Zhongxin plus court fee of RMB32,340. On September 13, 2010, Zhongxin countersued the Company alleging that the Equity Transfer Agreement is void due to the absence of Zhongxin’s authorization of the initial equity transfer related to Huang Ping Plasma Station. As a result, Zhongxin claimed for a consideration of RMB500,000 (approximately $79,150) for the alleged loss of its share of income from the Huang Ping Plasma Station since the Company acquired the station in April 2007. On September 12, 2012, the Middle Court of Miao-Dong Autonomous Prefecture of Qiandongnan in Guizhou Province made the final judgment against Zhongxin and affirmed the validity of the Equity Transfer Agreement.

ITEM 1A.	RISK FACTORS.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results, or our financial condition. The following risk factors should be read in conjunction with that discussion. Except for these additional risk factors, there are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our operation, sales, profit and cash flow will be adversely affected if we fail to meet the 2013 GMP Standard

All of our production facilities are required to obtain Good Manufacturing Practice (“GMP”) certificates for their pharmaceutical production activities. In February 2011, Chinese SFDA enacted the more stringent 2013 GMP Standard, which has greatly raised the bar for quality control, documentation, and overall manufacturing processes. The 2013 GMP will become applicable to all of our production facilities by the end of 2013.

In order for us to meet the 2013 GMP Standard, we would need to upgrade some of our production facilities and therefore expect to incur a substantial amount of capital expenditure. In addition, we expect our on-going compliance cost to increase under the 2013 GMP Standard as compared to the current GMP standard. As a result, our business and financial condition may be materially and adversely affected.

We do not expect the current plasma production facilities of Guizhou Taibang and Huitian would be able to meet the 2013 GMP Standard and therefore will have to cease the production at these facilities and abandon the building of and part of the equipment in these facilities by the end of 2013. We plan to construct a new production facility for Guizhou Taibang at a new site to meet the 2013 GMP Standard. We expect to commence preparation work for this project in late 2012 and complete the project in mid 2014. Huitian is also considering constructing a new production facility. As a result, our production volume is expected to decrease during the period when Guizhou Taibang and Huitian suspend production and we expect to incur a substantial amount of capital expenditure for constructing these new facilities, which in turn may materially and adversely affect our business, financial condition and result of operations.

Further, there is no guarantee that all of our production facilities, including the new planned facilities, can meet the 2013 GMP Standard. If any of our production facility fails to meet the 2013 GMP Standard, we may be subject to fine or other penalties and/or may be forced to cease production at such facility. As a result our business, results of operations and financial condition will be materially and adversely affected.

Changes in government control on prices of our products may limit our profitability.

The prices of certain pharmaceutical products are subject to the control of the NDRC of the PRC and the relevant provincial or local price control authorities, either in the form of fixed prices or price ceilings. Four of our major products are subject to national price control by the NDRC. In the September Announcement, NDRC adjusted the retail price ceilings for 95 oncology, immunology and hematology drug products, which came into effect on October 8, 2012. Two of our approved products, IVIG and FVIII are affected by the September Announcement. The new retail price ceilings for IVIG products set forth in the September Announcement are lower than the current prevailing retail market price for these products in some of our regional markets. As a result, it may be difficult for us to raise or maintain the current ex-factory price of our IVIG products. Since this may prevent us from absorbing or offsetting the effect resulting from any increase in the cost of raw materials or other costs, our revenue and profitability could be adversely affected. If the margin of any of these products becomes prohibitively low, we may be forced to stop manufacturing such product, in which case our revenue and profitability would be adversely affected further.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In June 2012, two warrants holders exercised their warrants to purchase 937,500 shares of common stock of the Company and the Company received proceeds of $4,500,000 from such exercise. Other than this, we have not sold any equity securities during the third quarter of 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during quarter. No repurchases of our common stock were made during the third quarter of 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of 2012, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2012	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ming Yang
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