Form 10-K
period 2012-12-31
China Biologic Products, Inc.
filed 2013-03-13
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

(+86) 10-6598-3111
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NASDAQ Global Select Market
Preferred Share Purchase Rights	NASDAQ Global Select Market

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

Yes [X]  No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes [   ]  No [X]

There were a total of 26,822,072 shares of the registrant’s common stock outstanding as of March 12, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Annual Report on Form 10-K
Year Ended December 31, 2012

TABLE OF CONTENTS

PART I

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; expectations regarding governmental approvals of our new products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to, among others: our ability to overcome competition from local and overseas pharmaceutical enterprises; decrease in the availability, or increase in the cost, of plasma; failure to renew plasma collection permits for plasma stations; failure to meet the GMP standard or other mandatory requirements for any of our facilities; failure to obtain PRC governmental approval to increase retail prices of certain of our biopharmaceutical products; loss of key members of our senior management; and unexpected changes in the PRC government’s regulation of the biopharmaceutical industry in China, or changes in China’s economic situation and legal environment. Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 1A “Risk Factors.”

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, prospects, financial condition and results of operations. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “China Biologic,” the “Company,” “we,” “us,” or “our,” are to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries;
  “Taibang Biological” are to Taibang Biological Limited (formerly Logic Express Limited), our wholly owned subsidiary and a BVI company;
  “Taibang Holdings” are to Taibang Holdings (Hong Kong) Limited (formerly Logic Holdings (Hong Kong) Limited), our wholly-owned subsidiary and a Hong Kong company;
  “Taibang Biotech” are to Taibang Biotech (Shandong) Co., Ltd. (formerly Logic Management and Consulting (China) Co., Ltd.), our wholly owned subsidiary and a PRC company;
  “Taibang Beijing” are to Taibang (Beijing) Pharmaceutical Research Institute Co., Ltd. (formerly Logic Taibang Biotech Institute (Beijing)), our wholly owned subsidiary and a PRC company;
  “Dalin” are to Guiyang Dalin Biologic Technologies Co., Ltd., our wholly owned subsidiary and a PRC company;

  “Shandong Taibang” are to Shandong Taibang Biological Products Co. Ltd., our majority owned subsidiary and a sino-foreign joint venture incorporated in China;
  “Taibang Medical” are to Shandong Taibang Medical Company, our wholly owned subsidiary and a PRC company;
  “Guizhou Taibang” are to Guizhou Taibang Biological Products Co., Ltd. (formerly Guiyang Qianfeng Biological Products Co., Ltd.), our majority owned subsidiary and a PRC company;
  “Huitian” are to Xi’an Huitian Blood Products Co., Ltd., our minority owned investee and a PRC company;
  “Board” are to our board of directors;
  “BVI” are to the British Virgin Islands;
  “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;
  “PRC” and “China” are to the People’s Republic of China and for the purpose of this report only, excluding Hong Kong, the Macau Special Administrative Region of the People’s Republic of China and Taiwan;
  “SEC” are to the Securities and Exchange Commission;
  “Securities Act” are to the Securities Act of 1933, as amended;
  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;
  “Renminbi” and “RMB” are to the legal currency of China;
  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States; and
  “New GMP Standard” are to the Drug Good Manufacturing Practice Regulations enacted by China’s Ministry of Health on February 12, 2001 and the Good Manufacturing Practice Implementation Guidelines published by China’s State Food and Drug Administration on February 24, 2011.

PART I

ITEM 1. BUSINESS.

Overview of Our Business

We are a biopharmaceutical company principally engaged in the research, development, manufacturing and sales of human plasma-based pharmaceutical products in China. We have two majority owned subsidiaries, Shandong Taibang, a company based in Tai’an, Shandong Province and Guizhou Taibang, a company based in Guiyang, Guizhou Province. We also hold a minority equity interest in Huitian, a company based in Xi’an, Shaanxi Province. The human plasma-based biopharmaceutical manufacturing industry in China is highly regulated by both provincial and central governments. Accordingly, the manufacturing process of our products is strictly monitored from the initial collection of plasma from human donors to finished products.

Our principal products are human albumin and immunoglobulin products. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. Immunoglobulin is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as the principal raw material. Human albumin and human immunoglobulin for intravenous injection, or IVIG products, are our top-selling products. Sales of human albumin products represented approximately 44.6%, 54.5% and 48.0% of our total sales for each of the years ended December 31, 2012, 2011 and 2010, respectively. Sales of IVIG products represented approximately 39.0%, 32.3% and 34.3% of our total sales for each of the years ended December 31, 2012, 2011 and 2010, respectively. All of our products are prescription medicines administered in the form of injections.

We sell our products primarily to hospitals and inoculation centers in the PRC directly or through approved distributors. We usually sign short-term contracts with customers and therefore our largest customers have changed over the years. For the years ended December 31, 2012, 2011 and 2010, our top 5 customers accounted for approximately 10.8%, 13.2% and 12.3%, respectively, of our total sales. As we continue to diversify our geographic presence, customer base and product mix, we expect that our largest customers will continue to change from year to year.

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

Our History and Background

China Biologic Products, Inc. was originally incorporated on December 20, 1989 under the laws of the State of Texas as Shepherd Food Equipment, Inc. On November 20, 2000, Shepherd Food Equipment, Inc. changed its corporate name to Shepherd Food Equipment, Inc. Acquisition Corp., which is the survivor of a May 28, 2003 merger with GRC Holdings, Inc. On January 10, 2007, the Company was converted into a Delaware corporation and changed its name to China Biologic Products, Inc.

Taibang Biological and Shandong Taibang

On July 19, 2006, we completed a reverse merger with Taibang Biological, whereby we issued to the shareholders of Taibang Biological 18,484,715 shares of our common stock in exchange for 100% of the issued and outstanding shares of capital stock of Taibang Biological and its majority-owned Chinese operating subsidiary, Shandong Taibang. As a result of the merger, Taibang Biological became our wholly owned subsidiary, the former shareholders of Taibang Biological became our controlling stockholders with 96.1% of our common stock and Shandong Taibang became our 82.76% majority-owned indirect subsidiary. Shandong Taibang is a sino-foreign joint venture company.

The remaining 17.24% equity interest of Shandong Taibang is held by the Shandong Institute of Biological Products (“Shandong Institute”), a stated-owned entity established in 1971. Directly administrated by the Shandong Provincial health department as its research arm, Shandong Institute specializes in the research, development and production of biological and plasma-based biopharmaceutical products. In 2002, the Shandong Institute transferred all of its business and the licenses necessary to carry on its business and seconded certain of its employees to Shandong Taibang as the consideration for the minority interest in Shandong Taibang.

Plasma Collection Stations of Shandong Taibang

Shandong Taibang has seven plasma collection stations in Shandong Province and two in Guangxi Province. The assets of these plasma stations are held through separate subsidiaries of Shandong Taibang, specially formed for this purpose. The subsidiaries holding the nine plasma stations are Xia Jin Plasma Company, Qi He Plasma Company, He Ze Plasma Company, Huan Jiang Plasma Company, Liao Cheng Plasma Company, Zhang Qiu Plasma Company, Fang Cheng Plasma Company, Ning Yang Plasma Company and Yishui Plasma Company.

In June 2008, we received approval from the Guangxi Province Bureau of Health to set up an additional plasma station in Pu Bei County, Guangxi Province. The plasma station will be located in the Centralized Industry Zone of Pu Bei County and when it becomes operational, it could replace our existing Fang Cheng Plasma Collection Station with a more strategic location to increase collection volumes. However, due to disagreement among local government branches on the approval of the plasma station, the management is uncertain whether this station will be approved or when it will be approved. The management is still working with the local government for the approval of the Pu Bei Plasma Station.

In February 2010, Shandong Taibang acquired Yuncheng Ziguang Biotechnology Co., Ltd., or Yuncheng Ziguang, a company located in Yuncheng, Shandong Province for RMB10,066,672 (then approximately $1,476,781). Shandong Taibang later relocated its subsidiary He Ze Plasma Company into the nearby facility of Yuncheng Ziguang. Currently Yuncheng Ziguang has no other operations.

In January 2013, Shandong Taibang obtained the approval from relevant PRC authorities to establish an additional wholly-owned subsidiary, Cao Xian Plasma Company, in Shandong Province for plasma collection. We expect to obtain the operating permits and commence the collection operation by the end of June 2013.

Taibang Medical

In September 2006, Shandong Taibang established a wholly owned subsidiary, Shandong Taibang Medical Company (former known as Shandong Missile Medical Co., Ltd.), or Taibang Medical.

In September 2010, Taibang Biotech acquired Taibang Medical from Shandong Taibang with a cash purchase price of RMB6,440,000 (then approximately $947,327), making it our indirect wholly-owned subsidiary.

Taibang Medical is primarily focused on the sales and marketing of our plasma products. On September 28, 2011, Taibang Medical renewed its distribution license for biological products (including vaccine) for a license period of five years till September 27, 2016.

Hong Kong Subsidiary

In December 2008, we established Taibang Holdings, our wholly-owned Hong Kong subsidiary, as a holding company for Dalin.

Guizhou Taibang and the Dalin Acquisition

We acquired 90% interest in Dalin in April 2009 for a total consideration of RMB194,400,000 (then approximately $28,443,500). In January 2011, we acquired the remaining 10% interest in Dalin at a consideration of RMB50,000,000 (then approximately $7,585,000). With this acquisition, Dalin became the Company’s indirect wholly-owned subsidiary.

According to the records of the local Administration for Industry and Commerce, or AIC, Dalin is a 54% shareholder of Guizhou Taibang (formerly Guiyang Qianfeng Biological Products Co., Ltd.). Dalin’s ownership, however, may be diluted to as low as 41.3%, pending the final judgment on an ongoing suit regarding Guizhou Taibang’s strategic investors. For details, see our disclosure under Item 3 “Legal Proceedings” herein.

Guizhou Taibang initially owned 85% equity interest in seven plasma collection stations at the time of our acquisition, of which two plasma stations remain in operation as of the date of this report. The remaining 15% equity interest in these plasma stations is owned by certain non-controlling shareholders through their holdings in an intermediate company, Guiyang Qianfeng Renyuan Bio Material Co., Ltd. (“Renyuan”). In January 2013, Guizhou Taibang reached an agreement with these non-controlling shareholders to purchase their equity interest in Renyuan, which agreement effectively transfers the remaining 15% interest in the plasma stations to Guizhou Taibang. Guizhou Taibang completed this transaction in January 2013.

In November 2010, the Company established Qianfeng Biological Science Company (PRC), a wholly-owned subsidiary of Guizhou Taibang, in Guiyang, Guizhou, for the purpose of research and development of placenta based products.

The New GMP Standard, which has significantly increased standards for quality control, documentation, and overall manufacturing processes, will become applicable to all of our production facilities by the end of year 2013. We had planned to construct a new production facility for Guizhou Taibang at a new site to meet the New GMP Standard. However, due to delays in government approval procedures with respect to the land use rights, the construction of the new production facility may not be completed as planned. In order to minimize operation disruption, we plan to upgrade the current production facility at Guizhou Taibang to meet the New GMP Standard. We will also work closely with local authorities to speed up the approval procedures of the land use rights for the new manufacturing facility to ensure the production expansion in the long run.

Minority Equity Interest in Huitian

In October 2008, we purchased a 35% interest in Huitian, a manufacturer of plasma-based biopharmaceutical products in Xi’an, Shaanxi Province. Huitian produces about 80 tons of plasma-based products per year and has 200 tons of annual production capacity. Huitian has been approved by the SFDA for the production of human albumin, human immunoglobulin, IVIG, and human hepatitis B immunoglobulin products.

The current plasma production facilities of Huitian are not expected to be able to meet the New GMP Standard and therefore will cease production by the end of 2013. Huitian is considering constructing a new production facility and will take appropriate actions to minimize the impact of production suspension to ensure a smooth transition.

Other PRC Subsidiaries

In December 2009, our Hong Kong subsidiary, Taibang Holdings, established Taibang Biotech as an intermediary holding company for Dalin and to facilitate our Chinese operations at the holding company level.

In August 2010, Taibang Biotech formed a wholly-owned subsidiary, Taibang Beijing, which focuses on facilitating the research and development in Shandong Taibang and Guizhou Taibang.

Corporate Structure

The following chart reflects our current corporate organizational structure:

Our Industry

Plasma Collection in China

The collection of human plasma in China is generally influenced by a number of factors such as government regulations, geographical locations of plasma collection stations, sanitary conditions of plasma stations, living standards of the donors, and cultural and religious beliefs. Until 2006, only licensed plasma stations owned and operated by the government could collect human plasma. Furthermore, each plasma station was only allowed to supply plasma to the one manufacturer that had signed the “Quality Responsibility” statement with them. However, in March 2006, the Ministry of Health promulgated certain “Measures on Reforming Plasma Collection Stations,” or the Blood Collection Measures, whereby the ownership and management of PRC plasma stations are required to be transferred to plasma-based biopharmaceutical companies and the local government is charged with regulatory supervision and administrative control in accordance with the policies of the central government. These measures also tightened operational standard for plasma stations. As a result, all plasma stations are now having direct supply relationship with their parent fractionation facilities. In 2011, on the 11th National People’s Congress which contemplated the China’s 12th Five-Year Plan, Mr. Zhu Chen, China’s Minister of Health, encouraged China’s plasma industry to double plasma supply from 2011 to 2015 to meet China’s needs. As a result, more plasma stations are expected to be built throughout China in the foreseeable future.

We believe that these regulatory changes, including measures which limit illegal selling of blood, have improved the quality of blood and plasma by increasing hygiene standards at plasma stations. As the operation of the plasma stations become more regulated and the donor population expands, we believe that the overall quality of plasma supply will continue to improve, leading to a safer, more reliable finished product.

The supply of plasma for plasma-based products in the PRC has been on the decline since 2003 from the historical high of annual supply of approximately 7,000 metric tons to approximately 3,130 metric tons in 2008 and gradually recovering to approximately 4,180 metric tons in 2010. We believe that the decline prior to 2008 was a direct result of the government’s industry reforms of the country’s collection practices which led to the closure of many stations that did not meet the new industry standards. In July 2011, the Guizhou Provincial Health Department issued and implemented the revised “Plan for Guizhou Provincial Blood Collection Institutional Setting (2011-2014)” which limited the territories permitted to set up plasma stations in Guizhou Province to four counties only. As a result, 16 plasma stations, including four plasma stations of Guizhou Taibang, were closed down in July 2011. Based on reports promulgated by the PRC Ministry of Health and taking into consideration such closure of 16 plasma stations in Guizhou Province, we estimate that the annual supply of plasma in China amounts to approximately 4,000 metric tons, as compared to 34,000 metric tons in the global market as of December 31, 2012. The six largest manufacturers of plasma products in China are estimated to account for approximately 50% of the annual plasma collection. We estimate revenues from the sale of plasma products in China amounted to approximately $1.1 billion in 2012, of which revenues from the sale of human albumin and immunoglobulin products accounted for about 88% in 2012.

Plasma-Based Products Industry in China

We produce approved human albumin and immunoglobulin products, with human plasma as the primarily raw material. Compared to the more developed countries, China has a lower usage level of plasma products and the make-up and range of the plasma-based pharmaceutical products is significantly different. Based on our analysis, in most developed countries, immunoglobulin products account for the majority of the plasma-based biopharmaceutical products, while in China, human albumin products account for the vast majority of such products. We estimated that total immunoglobulin products and human albumin products accounted for approximately 41% and 10%, respectively, of the total annual plasma-derived products in developed countries in 2012, and accounted for approximately 27% and 61%, respectively, of China’s during the same period.

Our Growth Strategy

Our mission is to become a first-class biopharmaceutical enterprise in China. To achieve this objective, we have implemented the following strategies:

  Securing the supply of plasma. Due to the shortage of plasma, we plan to build new plasma collection stations throughout China as well as to expand collection territories of existing plasma stations in order to secure our plasma supply. By the end of year 2012, we have a total of eleven plasma stations in operation, of which seven in Shandong Province, two in Guangxi Province, and two in Guizhou Province. In 2013, we established a new plasma station in Cao Xian, Shandong Province and expect to commence collection operation by the end of June 2013. In addition, we are working with the local government to obtain the plasma collection permit of our subsidiary located in Pu Bei, Guangxi Province. In the meanwhile, we carried out various promotion activities to stabilize and expand our donor base for the existing plasma stations. Most of our plasma stations recorded increases in plasma collection volume in 2012 as compared to 2011.

  Acquisition of competitors and/or other biologic related companies. In addition to organic growth, acquisition is an important part of our expansion strategy. Although there are about 33 approved plasma-based biopharmaceutical manufacturers in the market, we believe that there are only 25 manufacturers in operation, and only about half of them are competitive. The top six manufacturers in China are estimated to account for more than 50% market share as of December 31, 2012. Furthermore, we believe that the regulatory authorities are considering further industry reform and those smaller, less competitive manufacturers will face possible revocation of their manufacturing permits by the regulators, making them potential targets for acquisition. If we are presented with appropriate opportunities, we may acquire additional companies, products or technologies in the biologic related sectors (including but not limited to medical, pharmaceutical and biopharmaceutical) to complement our current business operations.

  Further strengthening of research and development capability. We believe that, unlike other more developed countries such as the U.S., China’s plasma-based biopharmaceutical products are at the initial stage of development. There are many other plasma-based products that are being used in the U.S. which are not currently being manufactured in China. We intend to strengthen our research and development capability so as to expand our product line to include plasma-based biopharmaceutical products that have higher margins and are technologically more advanced. We believe that our increased focus on research and development will give us a competitive advantage in China over our competitors.

  Market development and network expansion. Leveraging on the high quality and excellent safety record of our products, we intend to (i) enhance our product penetration with our existing customers by introducing new products and (ii) expand our geographic market to include other provinces where we envision significant market potential.

Our Products

Our principal products are our approved human albumin and immunoglobulin products. Human albumin is principally used to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. Human immunoglobulin products are primarily used to enhance specific immunity, a defense mechanism by which the human body generates certain immunoglobulin, or antibodies, against invasion by potentially dangerous substances. In a situation where the human body cannot effectively react with these foreign substances, injection of our products will provide sufficient antibodies to neutralize such substances. We are currently approved to produce 25 biopharmaceutical products in nine major categories as follows:

Approved Products (1)(2)	Treatment/Use
Human albumin: - 20%/10ml, 20%/25ml, 20%/50ml,10%/100ml, 10%/20ml, 10%/50ml, 25%/50ml and 20%/50ml(10g, from factor IV)	Shock caused by blood loss trauma or burn; raised intracranial pressure caused by hydrocephalus or trauma; oedema or ascites caused by hepatocirrhosis and nephropathy; prevention and treatment of low-density-lipoproteinemia; and Neonatal hyperbilirubinemia.
Human hepatitis B immunoglobulin – 100 International Units, or IU, 200IU, 400IU	Prevention of measles and contagious hepatitis. When applied together with antibiotics, its curative effect on certain severe bacteria or virus infection may be improved.
Human immunoglobulin – 10%/3ml and 10%/1.5ml	Original immunoglobulin deficiency, such as X chain low immunoglobulin, familiar variable immune deficiency, immunoglobulin G secondary deficiency; secondary immunoglobulin deficiency, such as severe infection, newborn sepsis; and auto-immune deficiency diseases, such as original thrombocytopenia purpura or kawasaki disease.
IVIG – 5%/25ml, 5%/50ml, 5%/100ml and 5%/200ml	Same as above.
Thymopolypeptides injection – 20mg/2ml,5mg/2ml	Treatment for various original and secondary T-cell deficiency syndromes, some auto- immune deficiency diseases and various cell immunity deficiency diseases, and assists in the treatment for tumors.
Human rabies immunoglobulin – 100IU, 200IU and 500IU	Mainly for passive immunity from bites or claws by rabies or other infected animals. All patients suspected of being exposed to rabies will be treated with a combined dose of rabies vaccine and human rabies immunoglobulin.
Human tetanus immunoglobulin – 250IU	Mainly used for the prevention and therapy of tetanus. Particularly applied to patients who have allergic reactions to tetanus antitoxin. (3)
Placenta polypeptide – 4ml/vial	Treatment for cell immunity deficiency diseases, viral infection and leucopenia caused by various reasons, and assist in postoperative healing.
Human coagulation factor VIII (“FVIII”)– 200IU	Treatment for coagulopathie such as hemophilia A and increase concentration of coagulation factor VIII.
________________
Notes:
(1)

“%” represents the degree of dosage concentration for the product and each product has its own dosage requirement. For example, human albumin 20%/10ml means 2g of human albumin is contained in each 10ml packaging and human immunoglobulin 10%/3ml means 300mg of human immunoglobulin is contained in each 3ml packaging. Under PRC law, each variation in the packaging, dosage and concentration of medical products requires separate registration and approval by the SFDA before it may be commercially available for sale. For example, among our human albumin products, only human albumin 20%/10ml, 20%/25ml, 20%/50ml, 10%/100ml, 10%/20ml, 10%/50ml, 25%/50ml and 20%/50ml (10g, from factor IV) products are currently approved and are commercially available.

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

(3)	Tetanus antitoxin is a cheaper injection treatment for tetanus. However it is not widely used because most people are allergic to it.

We received the manufacturing approval certificate from SFDA for FVIII in June 2012, obtained the GMP certification for our production facility in October 2012 and commenced the commercial production shortly thereafter. FVIII is widely used in the treatment of hemophilia A. In China, there is a large hemophilia patient population whose treatment requires lifelong medication. Currently, only three domestic companies produce plasma-based FVIII products. We are in the process of building additional manufacturing line for FVIII in order to capitalize on the market demand of coagulation products in China.

Our approved human albumin, immunoglobulin and FVIII products all use human plasma as the primarily raw material. All of our approved products are prescription medicines administered in the form of injections.

We have two product liability insurances covering Shandong Taibang’s and Guizhou Taibang’s products in the amount of RMB20 million (approximately $3,174,000) each. Since our establishment in 2002, there has not been any product liability claims nor has any legal action been filed against us by patients related to our products.

Raw Materials

Plasma

Plasma is the principal raw material for our biopharmaceutical products. As of December 31, 2012, we operate nine plasma stations through Shandong Taibang and two plasma stations through Guizhou Taibang. We believe that our plasma stations give us a stable source of plasma supply and control over product quality. Also, we believe that we have enjoyed benefits of economies of scale, including sharing certain administration and management expenses across our several plasma stations. We currently maintain sufficient plasma supply for approximately 6 months of production.

Other Raw Materials and Packaging Materials

Other raw materials used in the production of our biopharmaceutical products include reagents and consumables such as filters and alcohol. The principal packaging materials we use include glass bottles for our injection products as well as external packaging and printed instructions for our biopharmaceutical products. We acquire our raw materials and packaging materials from our approved suppliers in China and overseas. We select our suppliers based on quality, consistency, price and delivery of the raw materials which they supply.

Our five largest suppliers in the aggregate accounted for approximately 19.6%, 52.7% and 47.3% of our total procurement for the years ended December 31, 2012, 2011 and 2010, respectively. We have not experienced any shortage of supply or significant quality issue with respect to any raw materials and packaging materials.

Plasma Collection

All of our plasma was collected through plasma stations of Shandong Taibang and Guizhou Taibang. These stations purchase, collect, examine and deepfreeze plasma on behalf of Shandong Taibang and Guizhou Taibang and are subject to provincial health bureau’s rules, regulations and specifications for quality, packaging and storage. Each station is only allowed to collect plasma from healthy donors within its respective districts and in accordance with a time table set by its respective parent company, Shandong Taibang or Guizhou Taibang. The plasma must be tested negative for HBsAb, HCV and HIV antibodies and the RPR test, contain ALT ≤25 units (ALT) and plasma protein ≥55g/l, and contain no virus pollution or visible erythrolysis, lipemia, macroscopic red blood cell or any other irregular finding. The plasma is packaged in 25 separate 600g bags in each box and then stored at -20°C within limited time after collection to ensure that it will congeal within 6 hours. Each bag is labeled with a computer-generated tracking code. Shandong Taibang and Guizhou Taibang are responsible for the overall technical and quality supervision of the plasma collection, packaging and storage at each plasma station.

Sales, Marketing and Distribution

Because all of our products are prescription drugs, we can only sell to hospitals and inoculation centers directly or through approved distributors. For the years ended December 31, 2012, 2011 and 2010, direct sales to hospitals and inoculation centers represented approximately 66.4%, 62.8% and 51.1%, respectively, of our total sales. Our five largest customers in the aggregate accounted for approximately 10.8%, 13.2% and 12.3% of our total sales for the years ended December 31, 2012, 2011 and 2010, respectively. Our largest customer accounted for approximately 3.6%, 6.2% and 2.8% of our total sales for the years ended December 31, 2012, 2011 and 2010, respectively.

As part of our effort to ensure the quality of our distributors, we conduct due diligence to verify whether potential distributors have obtained necessary permits and licenses and facilities (such as cold storage) for the distribution of our biopharmaceutical products. We also assess a distributor’s financial condition before appointing it as our distributor. Certain of our regional distributors are appointed on an exclusive basis within a specified geographic territory. Our supply contracts set out the quantity and price of products to be supplied by us. For distributors, our contracts also contain guidelines for the sale and distribution of our products, including restrictions on the geographical territory in which the products may be sold. We provide our distributors with training in relation to our products and on sales techniques. We generally ask our distributors to pay in advance before we deliver products, with few exceptions for a credit period of no longer than 30 days. For hospitals and clinics, we generally grant a credit period of no longer than 90 days, with exceptions to certain high credit-worthy customers of up to 6 months. During 2012, we have not incurred any significant bad debts from our customers.

As of December 31, 2012, our largest geographic market is Shandong province, representing approximately 24.1%, 23.0% and 22.0% of our total sales for the years ended December 31, 2012, 2011 and 2010, respectively. Guizhou is our second largest geographic market, representing 7.7%, 6.2% and 5.7% of our total sales for the years ended December 31, 2012, 2011 and 2010, respectively. In addition to Shandong and Guizhou provinces, we also have sales presence in 24 other provinces and 4 municipal cities.

Our marketing and after-sales services department currently employs 118 employees.

We believe that due to the nature of our products, the key factors of our competitiveness centers on product safety, brand recognition, timely availability and pricing. As all of our products are prescription medicines, we are not allowed to advertise our products in the mass media. For the years ended December 31, 2012, 2011 and 2010, total sales and marketing expenses amounted to approximately $14.4 million, $14.6 million and $7.4 million, respectively, representing approximately 7.8%, 9.5% and 5.3%, respectively, of our total sales.

Our Research and Development Efforts

Shandong Taibang and Guizhou Taibang each has its own research and development department (together, our “R&D Departments”). Our R&D Departments are equipped with specialized equipment including advanced testing and analytical equipment, such as atomic absorptimeter, fully automated blood coagulation analyzer, high performance liquid chromatograph, gas chromatograph, radioimmunoassay analyzer, ultraviolet-visible spectrophotometer, and protein chromatograph, most of which were imported from the U.S., Japan, Italy, Germany and Australia. Our R&D Departments consist of about 37 researchers, all of whom hold degrees in medicine, pharmacy, biology, biochemistry or other relevant field. Our R&D Departments are responsible for the development and registration of our products.

We employ a market driven approach to initiate research and development projects, including both product and production technique development. We believe that the key to the industry developments revolves around (i) safety of products and (ii) maximizing the yield per unit volume of plasma. Our research and development efforts are focused around the following areas:

  broaden the breadth and depth of our portfolio of plasma-based biopharmaceutical products;
  enhance the yield per unit volume of plasma through new collection techniques;
  maximize manufacturing efficiency and safety;
  promote product safety through implementation of new technologies; and
  refine production technology for existing products.

All the products we currently manufacture have been developed in-house. The following table outlines our research and development work in progress:

Products Currently in Development	Treatment/Use	Status of Product Development	Stage*
Human prothrombin complex concentrate	Used for the prophylaxis and treatment of bleeding in patients with single or multiple congenital deficiencies of factor II or X and in patients with single or multiple acquired prothrombin complex factor deficiency requiring partial or complete reversal.	Application made to the SFDA for official production permit and product certification. Commercial production expected in late 2013 or in the first half of 2014.	9
Human hepatitis B immunoglobulin (pH4) for intravenous injection	Prevention of measles and contagious hepatitis. When applied together with antibiotics, its curative effect on certain severe bacteria or virus infection may be improved.	Clinical trial commenced in 2010, commercial production expected in 2014.	8
Human fibrinogen	Treatment for lack of fibrinogen and increase human fibrinogen concentration.	Clinical trial program under SFDA review, commercial production expected in 2015.	8
Varicella hyperimmune globulins	Used for treatment of eczema vaccinatum, vaccinia necrosum, and ocular vaccinia.	Develop scope and technique for testing the new medicine.	3
Human IVIG – 10%	Treatment for original immunoglobulin deficiency; secondary immunoglobulin deficiency and auto-immune deficiency diseases.	Develop laboratory-scale manufacturing process.	3

* These stages refer to the stages in the regulatory approval process for our products disclosed under the heading “Regulation” in this report.

For the years ended December 31, 2012, 2011 and 2010, total research and development expenses amounted to approximately $3.0 million, $4.0 million and $2.3 million, respectively, representing approximately 1.6%, 2.6% and 1.7%, respectively, of our total sales.

Competition

We are subject to intense competition. There are both local and overseas pharmaceutical enterprises that are engaged in the manufacture and sale of potential substitute or similar biopharmaceutical products as our products in the PRC. These competitors may have more capital, better research and development resources, more manufacturing and marketing capability and experience than we do. In our industry, we compete based upon product quality, product cost, ability to produce a diverse range of products and logistical capabilities.

We believe that we have a strong competitive position in the marketplace with our 82.76% majority-owned operating subsidiary, Shandong Taibang, 54% majority-owned operating subsidiary, Guizhou Taibang and 35% equity interest in Huitian.

Our profitability may be adversely affected if (i) competition intensifies; (ii) competitors drastically reduce prices; or (iii) PRC government’s interference on prices of our products; or (iv) competitors develop new products or product substitutes having comparable medicinal applications or therapeutic effects which are more effective and /or less costly than those produced by us.

There are currently about 33 approved manufacturers of plasma-based pharmaceutical products in China. Many of these manufacturers are essentially producing the same type of products that we produce: human albumin and various types of immunoglobulin. However, due to Ministry of Health regulations, we believe that it is difficult for new manufacturers to enter into the industry. We believe that our major competitors in the albumin and immunoglobulin market in China are Hua Lan Biological Engineering, Shanghai Institute of Biological Products, Shanghai RAAS Blood Products Co., Ltd., Beijing Tiantan Biological Products, Jiangxi Boya Bio-pharmaceutical Co., Ltd. and Sichuan Yuanda Shuyang Pharmaceutical Co..

In addition, we also face competition from imported products. The PRC became a member of the WTO in December 2001 and as a result imported biopharmaceutical products enjoy lower tariffs. Since 2009, we have seen a substantial increase in volume of imported human albumin in China. If the trend of importation of human albumin continues, we may face more fierce competition in domestic human albumin market.

We believe that we continued to be one of the top ranked plasma-based biopharmaceutical companies in China in 2012 based on our analysis of plasma product approval announcement published by China National Institute for the Control of Pharmaceutical and Biological Products throughout the year. To solidify our market position, we have also expanded our product portfolio to include FVIII in 2012. We have received the manufacturing approval certificate from SFDA for FVIII in June 2012, obtained the GMP certification for our production facility of FVIII from SFDA in October 2012 and commenced the commercial production of FVIII shortly thereafter.

We will continue to meet challenges and secure our market position by enhancing our existing products, introducing new products to meet customer demand, delivering quality products to our customers in a timely manner and maintaining our established industry reputation.

Seasonality of our business

Our business, operating results and operating cash flows historically have not been subject to significant seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Our Intellectual Property

We have 34 registered patents and 10 pending patent applications in the PRC for certain manufacturing processes and packing designs. We also have one registered Trademark “CTBB” in the PRC.

In addition, we have registered the following domain names: www.chinabiologic.com, www.ctbb.com.cn and www.taibanggz.com.

Regulation

This section summarizes the major PRC regulations relating to our business.

Due to the nature of our products, we are supervised by various levels of the PRC Ministry of Health and/or SFDA. Such supervision includes the safety standards regulating our raw material supplies (mainly plasma), our manufacturing process and our finished products.

We are also subject to other PRC regulations, including those relating to taxation, foreign currency exchange and dividend distributions.

Plasma Collection

Substantially all plasma donations for commercialized plasma-based biopharmaceutical products are done through plasma stations. Plasma donation means donors give only selected blood components — platelets, plasma, red cells, infection-fighting white cells called granulocytes, or a combination of these, depending on donors blood type and the needs of the community. Plasma stations in China are commonly used to collect plasma. In China, current regulations only allow an individual donor to donate blood in 14-day intervals, with a maximum quantity of 580ml (or about 600 gram) per donation.

The following are the regulatory requirements to establish a plasma station in China:

  meet the overall plan in terms of the total number, distribution, and operational scale of plasma stations;

  have the required professional health care technicians to operate a station;

  have the facility and a hygienic environment to operate a station;

  have an identification system to identify donors;

  have the equipment to operate a station; and

  have the equipment and quality control technicians to ensure the quality of the plasma collected.

Plasma stations were historically owned and managed by the PRC health authorities. In March 2006, the Ministry of Health promulgated the Blood Collection Measures whereby the ownership and management of the plasma stations are required to be transferred to plasma-based biopharmaceutical companies while the regulatory supervision and administrative control remain with the government. As a result, all plasma stations are now having direct supply relationship with their parent fractionation facilities.

Set out below are some of the safety features at China’s plasma stations:

  Plasma stations can only source plasma from donors within the assigned district approved by the provincial health authorities.

  Plasma stations must perform a health check on the donor. Once the donor passes the health check, a “donor permit” is issued to the donor. The standards of the health check are established by the health authorities at the State Council level.

  The designing and printing of the “donor permit” is administrated by the provincial health authorities, autonomous region or municipality government, as the case maybe. The “donor permit” cannot be altered, copied or assigned.

  Before donors can donate plasma, the station must verify their identities and the validity of their “donor permits.” The donors must pass the verification procedures before they are given a health check and blood test. For those donors who have passed the verification, health check and blood test and whose plasma were donated according to prescribed procedures, the station will set up a record.

  All plasma stations are subject to the regulations on the prevention of communicable diseases. They must strictly adhere to the sanitary requirements and reporting procedures in the event of an epidemic situation.

The operation of plasma collection stations is subject to stringent regulations by the PRC government. We estimated that there are approximately 150 plasma stations in operation in China as of December 31, 2012.

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

  Factor IX concentrate;

  Human fibrinogen;

  Platelet concentrate;

  Human prothrombin complex; and

  Whole blood or blood components.

Production of Plasma-based Products

The manufacture and sale of plasma-based biopharmaceutical products are subject to stringent regulations by the PRC government. Under PRC law, each variation in the packaging, dosage and concentration of medical products requires separate registration and approval by the SFDA before it may be commercially available for sale. For example, among our human albumin products, only human albumin 20%/10ml, 20%/25ml, 20%/50ml, 10%/100ml, 10%/20ml, 10%/50ml, 25%/50ml and 20%/50ml (10g, from factor IV) products are currently approved and are commercially available. All references, in this report, to our manufacture and sale of human albumin relate to our approved human albumin products.

The table below shows the PRC approval process for the manufacture and sale of new medicines:

Stage (Estimated Time Period)		Activities
1	Planning stage (1 month)

Prior to the development of potential new products, our Research & Development department will engage in a comprehensive review of existing medical literature, patent status and market information, including expected product demand and competition, in order to determine the feasibility of development and production of a new product offering. Typically taking about 1 month to complete, this stage precedes development efforts for a new product, which could take several months or even years to complete. For products with lengthy development periods, we may be required to periodically revisit this stage to confirm the feasibility of continued development efforts.

2	Feasibility study and assumption clarification (2 months)

If we determine that development, ownership and marketing of a potential new product is possible and potentially advantageous, we proceed with development efforts. However, potential new products are typically developed in a laboratory or small batch setting, and in order to obtain approval for potential new products and to market new products, we must develop a plan for testing and producing the new product. The first step in developing such plan involves a feasibility study and assumption clarification. This study is conducted following or during the development of a new product, and involves a review and study of our technical, production and financial capabilities, production conditions and financial forecasts. We also review the feasibility of preparing and conducting a clinical study, or a Clinical Trial program, during this stage.

3	Determine the scope and develop technique for testing the new medicine (6 months)

If following the completion of a Stage 2 study we make a determination that producing and testing a potential new product is feasible and potentially advantageous, we will determine the scope and develop techniques for testing the potential new product. This involves confirming the sourcing of materials needed for production and marketing of the potential new product and development of the method of production, dosage design and prescription selections. During this stage, we will also develop a clinical research sample.

4	Preparation of a virus inactivation report and submission to the National Institute for the Control of Pharmaceutical and Biological Products, or NICPBP, for preliminary review (4-6 months)

If following development of testing methods for the potential new product we determine that testing can be successfully completed, we will prepare and finalize the virus inactivation method for the potential new product. We are then required to prepare a report with details on the production method and procedures and basis of quality evaluation for preliminary review by the NICPBP. NICPBP staff usually makes an onsite visit during this stage to supervise testing and re- testing of the virus inactivation process. Test samples will be sent back to the NICPBP central office in Beijing for evaluation.

5	R&D test product information submitted to the SFDA for preliminary assessment (4-6 months)

Before the NICPBP can determine that our clinical research sampling and virus inactivation method and procedures are successful, we are required to submit our method and procedures for clinical research sampling and virus inactivation to the SFDA via the provincial FDA for preliminary assessment. We also develop the parameters for a Clinical Trial program at this stage. Our program usually requires the establishment of a committee comprised of our Research and Development staff whose responsibility is to communicate with the hospitals and doctors who are invited to participate in the trial. After our submission of information to the SFDA we will become subject to random onsite sampling by the SFDA as they review our reports and procedures regarding testing of the potential product. The SFDA will usually inform us of the exact sampling date and SFDA staff will randomly select certain samples during their visit for additional testing. The SFDA will then provide us with their preliminary assessment of our new product and our related procedures. Depending on the results of its preliminary assessment the SFDA may recommend that we make certain amendments to our reports and the proposed Clinical Trial programs, or even repeat our Stage 3 and Stage 4 trials and resubmit related reports. The SFDA review process typically takes 4-6 months, but this process could take longer if we are required to amend or repeat our trials or if we amend our reports aiming for a more favorable preliminary assessment.

6	Formal application to the NICPBP for test of virus inactivation and for CDE certification of Clinical Trial (6-7 months)

Once we receive a favorable or satisfactory preliminary assessment from the SFDA, the NICPBP will continue the process begun at Stage 4. The NICPBP will conduct tests of virus inactivation based on defined medical literature and on our prescribed procedures and method of production. If the tests are successful, the NICPBP will transfer the application to the CDE for review of our prescribed procedures and method of production and the CDE may request additional information before making a determination. If the CDE is satisfied with our procedures and method of production, it will certify the new product for Clinical Trial.

Stage (Estimated Time Period)		Activities
7	SFDA review of Clinical Trial program for approval (1 month)

According to the CDE product certification provisions, we must submit our Clinical Trial program (developed at Stages 5 and 6) to the SFDA for formal approval. The SFDA may request additional information regarding our proposed Clinical Trial program. If the SFDA rejects our Clinical Trial program or requires changes to any of our procedures and methods, we may be required to amend our Clinical Trial program, which may require repeating several of the processes previously conducted. The criteria for SFDA approval for Clinical Trial programs are based on Good Clinical Practice which is publicly available in the PRC.

8	Clinical Trial: Phases 1 to 4 (3 years for a new drug and 2 years for a generic drug)

Following the approval of our Clinical Trial program by the SFDA, we will begin Clinical Trials of the potential new product. There are four phases to the clinical trial process and any failure of the potential new product at any of the Clinical Trial phases, could cause a significant delay in approval of the new product, or termination of the new product launch:

Phase 1: Basic clinical pharmacology and human safety evaluation studies are conducted by the Company. Prior to determining the effectiveness of our potential new product, we must determine that certain pharmacological and safety standards are met by our potential new product. These standards are set in stage 4 or according to medical literature. If the clinical trial indicates that such standards are met, we then move on to Phase 2 of the trials. If the Phase 1 standards are not met, we may be required to conduct further R&D on the potential new product, alter the product formulation and amend the Clinical Trial program, which could require us to repeat several of the stages referenced above.

Phase 2: A preliminary exploration of the product’s therapeutic efficacy is conducted by the Company. If we determine at this stage that the potential new product is not effective, we may conduct further R&D on the potential new product, alter the product formulation and amend the Clinical Trial program, which would require us to repeat several of the stages referenced above.

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

Phase 4: If we receive SFDA approval to conduct a trial production of the new product, we will then conduct a larger test of approximately 2,000 samples. We will conduct this test while also conducting a new drug post-marketing study.

9	Application to the SFDA for official production permit and product certification (8- 9 months)

The trial production of the potential new product will be monitored by an SFDA inspector who will also make onsite visits and assess the results of the trial production. We will also be required to prepare and submit to the SFDA a report on the results of the trial production by gathering statistical information obtained during the trial period. The CDE will also conduct a final review of the trial production for the potential new product. Upon satisfactory completion of the trial production, the CDE will inform the SFDA. The SFDA will then issue a permit to us for official production, the issuance of which is announced on the SFDA’s website, and copied to the NICPBP and the provincial FDA. The SFDA will also issue the new product a Good Manufacturing Practice, or GMP, certification. The provincial FDA will follow with the issuance of a provincial production permit for the new product. Although the SFDA’s criteria for final approval of new products are not publicly available in the PRC, if a manufacturer makes the adjustments to its methods and procedures recommended by the SFDA early on in the product approval process, it is likely that the SFDA will approve the new product for production.

10	Commercial Production	Following the issuance of state and provincial production permits and certifications, we may begin production of the new product.

New GMP Standard

All of our production facilities are required to obtain GMP certificates for their pharmaceutical production activities. In February 2011, SFDA enacted the New GMP Standard, which has significantly increased standards for quality control, documentation, and overall manufacturing processesof blood products, vaccines, injections and other sterile pharmaceutical products. The New GMP Standard, among others, requires us to maintain and operate a comprehensive and effective product quality control system throughout the production process. In addition, it imposes higher standards for our production facility. The New GMP Standard will become applicable to all of our production facilities by the end of 2013. See Item 1A “Risk Factors – Risk related to our business – One of our production facility will suspend production for technical upgrade in order to meet the New GMP Standard, which may materially and adversely affect our business, financial condition and result of operations.”

Pricing

Retail prices of certain pharmaceutical products are subject to various regulations. According to the “Regulations on controlling blood products” promulgated by the State Council in 1996, regional offices of the Pricing Bureau and the Ministry of Health have the authority to regulate retail prices for controlled plasma products. In addition, retail prices of pharmaceutical products fully or partially covered under the national insurance system are also subject to the price ceilings set out in the National (Medical) Insurance Catalog (the “NIC”), which may be adjusted by Chinese National Development and Reform Commission (“NDRC”) from time to time. The hospitals as participants of the national insurance program cannot sell the products to patients at prices exceeding such retail price ceilings. The provincial governments in turn often establish a tender price ceiling for product tender offer made to hospitals based on, amongst other things, the regional living standards, cost of production of the manufacturers and the corresponding retail price ceiling. The ex-factory prices and the distributor’s wholesale prices cannot exceed the tender price ceiling. Five of our principal products, human albumin, IVIG, human rabies immunoglobulin, human tetanus immunoglobulin and FVIII, are included in the NIC and are subject to tender price ceilings. Two of our principal products, Placenta polypeptide and human hepatitis B immunoglobulin, although not included in the NIC, are also subject to tender price ceilings in certain provinces. Our profit margin for any price-controlled product is effectively controlled by the tender price ceiling. When a tender price ceiling puts significant pressure on the profit margin of a given product, we may appeal to the provincial governments for lifting of such tender price ceiling.

In an announcement published in September 2012 (the “2012 Adjustment”), NDRC adjusted retail price ceilings for 95 oncology, immunology and hematology drug products, which came into effect on October 8, 2012. Two of our approved products, IVIG and FVIII are affected by the 2012 Adjustment. The new retail price ceilings for IVIG products are lower than the current prevailing market retail prices in some of our regional markets while those for FVIII are close to the current prevailing market retail prices. As a result, some local governments revised tender price ceilings for IVIG products. In January 2013, NDRC further adjusted retail price ceilings for certain drug products, which came into effect on February 1, 2013 (the “2013 Adjustment”). Three of our approved products, human albumin, human rabies immunoglobulin and human tetanus immunoglobulin are affected by the 2013 Adjustments. The 2013 Adjustment slightly increased retail price ceilings for both human albumin and human tetanus immunoglobulin products and subject human rabies immunoglobulin products to a retail price ceiling for the first time. The retail price ceiling imposed on human rabies immunoglobulin products by the 2013 Adjustment is close to the prevailing market retail price.

Taxation

On March 16, 2007, the National People’s Congress of China passed the Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Before the implementation of the EIT Law, foreign invested enterprises, or FIEs, established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. However, the EIT Law gives FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, Old FIEs that enjoyed tax rates lower than 25% under the original EIT Law can gradually increase their EIT rate by 2% per year until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT law, are allowed to continue enjoying their preference until these holidays expire.

In addition to the changes to the tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A “Risk Factors – Risks Related to Doing Business in China – Under the Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

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

In addition, under the EIT law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates, which was issued on January 29, 2008, the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Treaty, which became effective on December 8, 2006, and the Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, which became effective on October 27, 2009, dividends from our PRC subsidiary, Taibang Biotech, paid to us through our Hong Kong subsidiary, Taibang Holdings, may be subject to a withholding tax at a rate of 10%, or at a rate of 5% if Taibang Holdings is considered a “beneficial owner” that is generally engaged in substantial business activities and entitled to treaty benefits under the Double Taxation Treaty.

Our Employees

As of December 31, 2012, we employed 1,445 full-time employees, of which approximately 73 were seconded to us by the Shandong Institute.

We believe we are in material compliance with all applicable labor and safety laws and regulations in the PRC. We participate in various employee benefit plans that are organized by municipal and provincial governments, including retirement, medical, unemployment, work injury and maternity benefit plans for our managerial and key employees. In addition, we provide short term insurance plans for all our employees while on duty to cover work related accidents. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, are available free of charge through our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, at the following address: www.chinabiologic.com. The information within, or that can be accessed through, the web site is not part of this report.

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

The principal raw materials of our existing and planned biopharmaceutical products is human source plasma, which, due to its unique nature, is subject to various quality and safety control risks which include, but are not limited to, contaminations and blood-borne diseases. In addition, current technology cannot eliminate entirely the risk of biological hazards inherent in plasma that have yet to be discovered, which could result in a wide spread epidemic due to blood infusion. The primary law that regulates plasma products in China is the PRC Pharmaceutical Law, the Implementation Rules on the PRC Pharmaceutical Law and the Regulations on the Administration of Blood Products. These rules and regulations require entities producing blood products to comply strictly with certain hygienic standards and specifications promulgated by the government. In the event that human plasma is discovered to be not compliant with the government’s hygienic standards and specifications, the health department may revoke its approval of the blood product in general, or otherwise limit the use of such blood product. If the PRC government bans or limits plasma-based biopharmaceutical products, our operations, revenues and profitability would be adversely affected.

If the plasma we source is found to be contaminated, our operation, revenues and profitability would be severely and adversely affected and we may be subject to civil and criminal liabilities.

We currently source plasma from human donations to our plasma stations in Shandong, Guangxi and Guizhou Provinces. If any of our human donors is infected with diseases, then the plasma from such donor may be infected. Although we pre-screen all donors in order to ensure that they are not infected with HIV and Hepatitis C and have not contracted with liver disease, technical limitation and human errors in the screening test may fail to identify and exclude from our supply the plasma from infected donors. If such contaminated plasma is not appropriately screened out, our entire plasma source for the relevant plasma station may become contaminated. If the plasma from our collection is found to be contaminated, we could be subject to civil liability from suits brought by consumers. Further, we may lose our registration and incur criminal liability if we are found by the government to have been criminally negligent. If this occurs, our business, prospects, results of operations and financial condition will be materially and adversely affected.

If our supply of quality plasma is interrupted, our results of operations and profitability will be adversely affected.

The production of plasma-based biopharmaceutical products relies on the supply of plasma of suitable quality. For the years ended December 31, 2012, 2011 and 2010, the cost of plasma used by us for production accounted for approximately 74%, 67% and 73%, respectively, of total production cost. The supply and market prices of plasma may be adversely affected by factors such as regulatory restrictions, weather conditions or outbreak of diseases which would impact our costs of production. We may not be able to pass on any resulting increase in costs to our customers and therefore any substantial fluctuation in supply or market prices of plasma may adversely affect our results of operations and profitability.

The biopharmaceutical industry in the PRC is strictly regulated and changes in such regulations may have an adverse effect on our business.

The biopharmaceutical industry in the PRC is strictly regulated by the government. The regulatory regime, such as administrative approval of medicines and production approvals, establishes regulations and administrative rules. The PRC regulatory authorities may amend these regulations and rules and promulgate new ones from time to time. Changes in these regulations and administrative rules could have a material and adverse impact on our business, prospects, financial conditions and results of operation.

We may not be able to carry on our business if we lose any of the permits and licenses required by the PRC government in order to carry on our business.

All pharmaceutical manufacturing and distribution enterprises in the PRC are required to obtain from various PRC governmental authorities certain permits and licenses, including, in the case of manufacturing enterprises, pharmaceutical manufacturing permit and GMP certificate and, in the case of distribution enterprises, pharmaceutical distribution permit.

We have obtained permits and licenses and the GMP certificates, required for the manufacturing and sales of our pharmaceutical products. Our permits and licenses are subject to periodic renewal and/or reassessment by the relevant PRC governmental authorities, and the standards of compliance required in relation thereto may from time to time be subject to changes. We intend to apply for the renewal of such permits and licenses when required by applicable laws and regulations. However, there is no guarantee that we may renew such permits and licenses in a timely manner, or at all. If this happens, our business, prospects, financial conditions and results of operation may be materially and adversely affected. In addition, any changes in compliance standards, or any new laws or regulations that may prohibit or render it more restrictive for us to conduct our business or increase our compliance costs may adversely affect our operations or profitability.

One of our production facilities will suspend production for technical upgrade in order to meet the New GMP Standard, which may materially and adversely affect our business, financial condition and result of operations.

All of our production facilities are required to obtain GMP certificates for their pharmaceutical production activities. In February 2011, SFDA enacted the New GMP Standard, which has significantly increased standards for quality control, documentation, and overall manufacturing processes. The New GMP Standard will become applicable to all of our production facilities by the end of 2013. In order for us to meet the New GMP Standard, we would need to upgrade some of our production facilities and/or construct new production facilities, which require substantial management effort and substantial capital expenditure. In addition, we expect our on-going compliance cost to increase under the New GMP Standard as compared to the current GMP standard. As a result, our business and financial condition may be materially and adversely affected.

In order to meet the New GMP Standard, we had planned to construct a new production facility for Guizhou Taibang at a new site. However, due to delays in government approval procedures with respect to the land use right for such site, we may not be able to complete the construction of the new production facility as planned. In order to mitigate the operation disruption at Guizhou Taibang, we plan to upgrade its existing production facility to meet the New GMP Standard. Such upgrade is expected to commence in June or July 2013 and complete in six to nine months. Guizhou Taibang’s production will be suspended during this process. As a result, we expect that our total production capacity will be materially and adversely affected during 2013 and 2014.

In addition, we do not expect the current production facility of Huitian would be able to meet the New GMP Standard and Huitian is also considering constructing a new production facility for this purpose. The suspension of Huitian’s production at its existing facility by the end of 2013 may have a negative effect on its business operation and profitability, which may in turn affect our income derived from our minority investment in Huitian and materially and adversely affect our business, financial condition and results of operations.

Further, there is no guarantee that all of our production facilities, including the planned new facilities, can meet the New GMP Standard. If any of our production facilities fails to meet the New GMP Standard, we may be subject to fine or other penalties and/or may be forced to cease production at such facility. In such an instance, our business, results of operations and financial condition could be materially and adversely affected.

We do not have discretion to increase our ex-factory price of our price-controlled products.

Retail prices of certain pharmaceutical products are subject to various regulations. According to the “Regulations on controlling blood products” promulgated by the State Council in 1996, regional offices of the Pricing Bureau and the Ministry of Health have the authority to regulate retail prices for controlled plasma products. In addition, retail prices of pharmaceutical products fully or partially covered under the national insurance system are also subject to the price ceilings set out in the National (Medical) Insurance Catalog (the “NIC”), which may be adjusted by Chinese National Development and Reform Commission ("NDRC") from time to time. The hospitals as participants of the national insurance program cannot sell the products to patients at prices exceeding such retail price ceilings. The provincial governments in turn often establish a tender price ceiling for product tender offer made to hospitals based on, amongst other things, the regional living standards, cost of production of the manufacturers and the corresponding retail price ceiling. The ex-factory prices and the distributor’s wholesale prices cannot exceed the tender price ceiling. Five of our principal products, including human albumin, IVIG, human rabies immunoglobulin, human tetanus immunoglobulin and FVIII, are included in the NIC and are also subject to tender price ceilings. Two of our principal products, placenta polypeptide and human hepatitis B immunoglobulin, although not included in the NIC, are also subject to tender price ceilings in certain provinces.

In an announcement published in September 2012 (the “2012 Adjustment”), NDRC adjusted retail price ceilings for 95 oncology, immunology and hematology drug products, which came into effect on October 8, 2012. Two of our approved products, IVIG and FVIII are affected by the 2012 Adjustment. The new retail price ceilings for IVIG products are lower than the current prevailing market retail prices in some of our regional markets while those for FVIII are close to the current prevailing market retail prices. As a result, some local governments revised tender price ceilings for IVIG products.

In January 2013, NDRC further adjusted retail price ceilings for certain drug products, which came into effect on February 1, 2013 (the “2013 Adjustment”). Three of our approved products, Human Albumin, human rabies immunoglobulin and human tetanus immunoglobulin are affected by the 2013 Adjustments. The 2013 Adjustment slightly increased retail price ceilings for both human albumin and human tetanus immunoglobulin products and subject human rabies immunoglobulin products to a retail price ceiling for the first time. The retail price ceiling imposed on human rabies immunoglobulin products by the 2013 Adjustment is close to the prevailing market retail price.

We do not have discretion to increase our ex-factory price of the price-controlled products above the relevant controlled tender price ceiling. Although we may appeal to the local governments for favorable pricing policy support in lifting the tender price ceiling, such support is only granted on a case-by-case basis and there is no guarantee that we may be able to obtain any such support in the future when needed. Since the tender price ceiling may prevent us from absorbing or offsetting the effect resulting from any increase in the cost of raw materials or other costs, our revenue and profitability could be adversely affected. If the margin of any of these products becomes prohibitively low, we may be forced to stop manufacturing such product, in which case our revenue and profitability would be further adversely affected.

If we are unable to adequately monitor our plasma collection stations, failure to follow proper procedure or comply with safety requirements may subject us to sanctions by the government, civil and criminal liability, any of which would have a material adverse effect on our business.

We currently operate nine plasma collection stations through Shandong Taibang and two plasma stations through Guizhou Taibang. Huitian, our minority owned subsidiary, operates three plasma stations in Shaanxi province. To ensure our development, we are seeking opportunities to build more plasma stations and expect to start operating one additional plasma station through Shandong Taibang by the end of June 2013. While we monitor our plasma intake procedures through frequent unscheduled inspections of our stations, there remain risks that our plasma stations may fail to comply with hygiene and procedure requirements in plasma screening, collection, storage and tracking. If we fail to comply with any of these requirements, we may lose our plasma collection permits or even incur criminal liability if we are found by the government to have been criminally negligent. In the case of plasma contamination, we may also be subject to civil liability from suits brought by consumers. In addition, failure to comply with hygiene and procedure requirements may cause harm to donors, including contracting disease from other donors. Any such incident may subject us to government sanctions, civil or criminal liabilities. If this occurs, our business operation, reputation and prospects may be materially and adversely affected.

Our operations, sales, profit and cash flow will be adversely affected if our plasma-based biopharmaceutical products fail to pass inspection in a timely manner.

Each batch of our plasma-based biopharmaceutical products requires inspection by Chinese government regulators before we can ship it to our customers. The SFDA has a quality standard which considers, among other things, the appearance, packing capacity, thermal stability, pH value, protein content and percentage of purity of the product. We must strictly comply with relevant rules and regulations in our whole production procedures including plasma collection, delivery, production and packaging. For example, in order to pass inspection, our plasma must be tested negative for any blood irregularities, including Hepatitis C, HIV and liver disease. The plasma must be packaged in 25 to 30 separate 600g bags in each box and each bag must be labeled with a computer-generated tracking code. The plasma must be stored at -20°C as soon as possible after collection to ensure that it will congeal within 6 hours. Government regulators usually take more than one month to inspect a batch of plasma products. The process begins when the regulator randomly selects samples of our products and delivers them to the National Institute for the Control of Pharmaceutical and Biological Products, or the NICBPB, for testing, and the process ends when the products are given final approval by the NICBPB. In the event that the regulators delay the approval of or reject our products, change the requirements in such a way that we are unable to comply with those requirements, our operations, sales, profit and cash flow will be adversely affected.

We face risks related to general domestic and global economic conditions. Disruptions in the capital and credit markets could adversely affect our results of operations, cash flows and financial condition, or those of our customers, suppliers and creditors.

We currently generate sufficient operating cash flows, which combined with access to the credit markets, provide us with significant discretionary funding capacity. However, any uncertainty arising out of domestic and global economic conditions, including any disruption in credit markets, may impact our ability to manage normal relationships with our customers, suppliers and creditors and adversely impact our results of operations, cash flows and financial condition, or those of our customers, suppliers and creditors. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed to conduct or expand our businesses or conduct acquisitions or make other discretionary investments. Such disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flows and financial condition.

In addition, the demand for our products is largely affected by the general economic conditions in China as our products are still not affordable to many patients. As China’s economy grows, we expect more Chinese people will become consumers of medical treatments and procedures, including procedures requiring human plasma. However, any potential global economic slowdown may result in slower economic growth in China and an unfavorable economic environment which in turn may make our products less affordable to more patients and result in an overall decreased demand for our products. Such reductions and disruptions could have a material adverse effect on our business operations.

If we are unable to obtain additional capital or if we experience any shortage of raw materials in future years, we may be unable to proceed with our long-term business plan and we may be forced to curtail or cease our operations or further business expansion.

We will require additional working capital to support our long-term business plan, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance the overall productivity and benefit from economies of scale. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources, especially during time of market downturn. To raise funds, we may need to issue new equities or bonds which could result in additional dilution to our shareholders and investors. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities or contain covenants that would restrict our operations and strategy. In addition, we have granted and may in the future grant further registration rights to investors purchasing our equity or debt securities. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

In addition, our production volume, capacity utilization and future expansion are affected by the supply of raw materials, especially plasma. If we experience any shortage of plasma supply or fail to secure sufficient plasma supply for our production, we may not be able to fully utilize our production capacity or proceed with our plan for expansion.

Our cash flow could be negatively affected as a result of our extension of relatively long payment terms to customers that we believe are credit worthy.

As is customary in our industry, we extend relatively long payment terms (up to six months) to customers that we believe are credit worthy. The dollar amount of our accounts receivable, net of our allowance for doubtful accounts as of December 31, 2012, 2011 and 2010 was $11,206,244, $16,757,368 and $9,922,111, respectively. Almost all of our accounts receivables are due from hospitals and clinics. Although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flow.

We rely on a Secondment Agreement with the Shandong Institute, which is expected to terminate upon the future privatization of the Shandong Institute, for over 15% of our Shandong Taibang employees. If the Secondment Agreement is breached or terminated, it could have an adverse effect on our operations and on our financial results.

The Shandong Institute has provided us with approximately 73 of our employees out of a total of approximately 1,445 employees, pursuant to a secondment agreement, or Secondment Agreement, dated October 28, 2002, between Shandong Taibang and the Shandong Institute. Pursuant to the Secondment Agreement, we are responsible for the salaries of these employees, as well as for their social benefits such as insurance. Our Secondment Agreement with the Shandong Institute will expire on the sooner to occur of October 2032 or upon the privatization of the Shandong Institute, which was originally expected to occur before the end of 2008. However, the completion of privatization of Shandong Institute has been delayed indefinitely due to delay by the Shandong Ministry of Health in implementing the privatization plan. Upon expiration or termination of the Secondment Agreement, we plan to hire the seconded employees directly. However, we cannot be sure that all of the employees will accept our employment offers at that time. Guangli Pang, Shandong Taibang’s Chief Executive Officer is employed through the Secondment Agreement. Although none of our seconded employees have indicated that they do not plan to continue working for our Company after the privatization, if the Secondment Agreement is terminated or expires and we are unable to hire those employees or replacement employees on time, our operations, as well as our financial results, may be materially and adversely affected.

If the distributors on whom we rely do not purchase our products, our business and results of operations will be adversely affected.

We sell a third of our products in China through our network of about 193 distributors located in about 26 provinces and 4 municipal cities throughout China. While we have established working relationships with many of our distributors and strictly regulate their sales and marketing activities by annual distribution agreements, there are no restrictions in these distribution agreements preventing our distributors from also sourcing products produced by our competitors. Our own marketing and sales staff work to develop and maintain relationships with our distributors, but there can be no assurance that we will be able to maintain such relationships. For the years ended December 31, 2012, 2011 and 2010, sales to distributors represented approximately 33.6%, 37.2% and 48.9%, respectively, of our total revenues. If a number of our distributors cease to purchase our products and we are unable to find suitable replacements, our business and results of operations will be materially and adversely affected.

Our inability to successfully research and develop new biopharmaceutical products could have an adverse effect on our future growth.

We believe that the successful development of biopharmaceutical products can be affected by many factors. Products that appear to be promising in the early phases of research and development may fail to be commercialized for various reasons, including the failure to obtain the necessary regulatory approvals. In addition, the research and development cycle for any new medicine is a relatively lengthy process. In our experience, the process of conducting research and various tests on new products before obtaining a Certificate of New Medicine from the PRC Ministry of Health and subsequent procedures may take approximately three to five years. There is no assurance that our future research and development projects will be successful or that they will be completed within the anticipated time frame or budget. Also, there is no guarantee that we will receive the necessary approvals from relevant authorities for the production of our newly developed products. Even if such products could be successfully commercialized, there is no assurance that they will be accepted by the market as anticipated.

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

The Product Quality Law of the PRC, or the Product Quality Law, was enacted in 1993 and revised in 2000. The Product Quality Law was enacted to protect the rights and interests of end-users and consumers and to strengthen the supervision and control of the quality of products. Under the Product Quality Law, manufacturers who produce defective products may be subject to fines and production suspension, and in severe cases, be subject to criminal liability and may have their business licenses revoked.

The PRC Law on the Protection of the Rights and Interests of Consumers, or the Consumers’ Rights Law, was enacted in 1993 to further protect the legal rights and interests of consumers in connection with the purchase or use of goods and services. All businesses, including our business, must observe and comply with the Consumers’ Rights Law.

The Tort Liability Law of the PRC was enacted in December 2009, which states that manufacturers are liable for damages caused by defects in their products. If the defects are caused by third parties such as transporters or storekeepers, manufactures may be entitled to claim for compensation from such third parties after paying the compensation amount to the consumer.

We maintain two product liability insurances for sales in the PRC for Shandong Taibang and Guizhou Taibang’s products in the amount of RMB20 million (approximately $3.2 million) each. If our products are found to be defective and our insurance coverage is insufficient to cover a successful claim against us, our financial position and operations may be materially and adversely affected.

We are subject to intense competition and may encounter increased competition from both local and overseas pharmaceutical enterprises if the PRC regulatory relaxes the approval process for plasma-based biopharmaceutical products or international trade restrictions. A change in our competitive environment could adversely affect our profitability and prospects.

We are subject to intense competition. There are both local and overseas pharmaceutical enterprises that are engaged in the manufacture and sale of potential substitute or similar biopharmaceutical products as our products in the PRC. These competitors may have more capital, better research and development resources, more manufacturing and marketing capability and experience than we do. In addition, our continued ability to compete depends on the development of the plasma-based biopharmaceutical manufacturing industry in China. The plasma-based biopharmaceutical manufacturing industry in China is highly regulated by both provincial and central governments. Prior to engaging in the collection and production of plasma products, companies such as ours are required to obtain collection permits from the central health department and production permits and certificates for each new product formulation from the various provincial food and drug authorities. Although we believe that the regulatory requirements pose a competitive barrier to entry into the biopharmaceutical industry, over time, however, there may be new entrants. If the government relaxes these restrictions and allows more competitors to enter into the market, these competitors may have more capital, better research and development resources, more manufacturing and marketing capability and experience than us. Our profitability may be adversely affected if (i) competition intensifies; (ii) competitors drastically reduce prices; or (iii) competitors develop new products having comparable medicinal applications or therapeutic effects which are more effective or less costly than those produced by us.

In addition, we also face competition from imported products. China became a member of the WTO in December 2001 and as a result imported biopharmaceutical products enjoy lower tariffs. Since 2009, we have seen a substantial increase in volume of imported human albumin in China. If the trend of importation of human albumin continues, we may face more fierce competition in domestic human albumin market. In addition, China becomes more accessible to foreign biopharmaceutical manufacturers who may wish to set up production facilities in the PRC and compete directly with domestic manufacturers. The increased supply of both domestic and foreign competitively priced biopharmaceutical products in the PRC will result in increased competition. There is no assurance that our strategies to remain competitive can be implemented successfully as scheduled or at all. Our inability to remain competitive may have an adverse effect on our profitability and prospects.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our success, to a certain extent, is attributable to the expertise and experience of our senior management and key research and technical personnel who carry out key functions in our operation. If we lose the service of any of our senior management or key research or technical personnel or fail to attract additional personnel with suitable experience and qualification, our business operations and research capability may be adversely affected.

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

We may lose our competitive advantage and our operations may suffer if we fail to prevent the loss or misappropriation of, or disputes over, our intellectual property or proprietary information.

We regard our intellectual property, particularly our patents and trade secrets, to be of considerable value and importance to our business and our success. We rely on a combination of patent, trademark and trade secret laws, as well as confidentiality agreements to protect our intellectual property rights. Failure to protect our intellectual property could harm our brands and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our patents and trade secrets, could result in the expenditure of significant financial and managerial resources.

As of December 31, 2012, we own 34 registered patents and have 10 pending patent applications in the PRC for certain manufacturing processes and packaging designs. The patent application will be subject to approval from the relevant PRC authorities. We may not be able to successfully obtain the approval of the PRC authorities for our patent applications. We also have one trademark “CTBB” registered in the PRC.

While we are not aware of any infringement on our intellectual property and we have not been notified by any third party that we are infringing on their intellectual property, our ability to compete successfully and to achieve future revenue growth will depend, in significant part, on our ability to protect our proprietary technology and operate without infringing upon the intellectual property rights of others. Policing unauthorized use of proprietary technology is difficult and expensive. The steps we have taken may not be adequate to prevent unauthorized use of our intellectual property rights.

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

We also rely on confidentiality agreements with our management and employees to protect our confidential proprietary information. However, the protection of our intellectual properties may be compromised as a result of:

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

Any of these events or occurrences may have a material adverse effect on our operations.

There can be no assurance that the steps taken by us to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our patents, trademarks, confidential proprietary information or similar proprietary rights. Litigation may be necessary to enforce our intellectual property rights and the outcome of any such litigation may not be in our favor. Given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee that we would be able to halt the unauthorized use of our intellectual property through litigation in a timely manner.

Furthermore, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly and we may lack the resources required to defend against such claims. If we are unsuccessful in defending against such infringement claims, we may be required to pay damages, modify our products or suspend the production and sale of such products. We cannot guarantee that we will be able to modify our products on commercially reasonable terms.

Finally, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse affect on our ability to market or sell our brands, and profitably exploit our products.

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

A report of our management and attestation by our independent registered public accounting firm is included under Item 9A of this report. Our management has concluded that our internal controls over financial reporting as of December 31, 2012 were effective. We have in the past and may in the future discover material weakness in our internal controls. For example, we identified material weaknesses related to review controls on the accounting for income taxes and derivative instrument valuation as described under Item 9A of our annual report in form 10-K for fiscal year ended December 31, 2010, which were subsequently remediated in fiscal year 2011 as described under Item 9A of our annual report in form 10-K for the year ended December 31, 2011. However, there is no guarantee that these remedies will continue to be effective. Failure to achieve and maintain an effective internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial and other information pursuant to the reporting obligations we have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. This could reduce investors’ confidence in our reported financial information, which in turn could result in lawsuits being filed against us by our stockholders, otherwise harm our reputation or negatively impact the trading price of our common stock.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China’s political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country. The reformed economic infrastructure and legal systems, however, may be subject to abrupt adjustments by the government. These adjustments, especially that in the following areas, could either benefit or damage our operations and profitability:

  Level of government involvement in the economy;

  Control of foreign exchange;
  Methods of allocating resources;
  International trade restrictions; and
  International conflict.

The Chinese economy differs from the economies of most member countries of the Organization for Economic Cooperation and Development (the “OECD”) in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy, and weak corporate governance and the lack of a flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

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

Most of our assets are located outside of the United States and most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States and substantially all the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

There is also uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that although recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law, reorganization and enforcement of a foreign judgment by PRC courts depend on treaties or reciprocity between China and the country where the judgment is made. China does not have any treaties or other arrangements with U.S. that provide for the reciprocal recognition and enforcement of U.S. judgments. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy and any regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy experienced rapid expansion but also highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . The fluctuating rates of inflation have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or to regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other actions, which could inhibit economic activity in China, and thereby adversely affect the market for our products and consequently our profitability and operating results.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

The majority of our sales will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that FIEs may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investments and loans, is subject to governmental approval and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

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

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you and otherwise fund and conduct our business.

Substantially all of our sales are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent companies. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of their registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China (the “Circular 75”) which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations. Failure to comply with the requirements of Circular 75 may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked the beneficial holders of our stock who are PRC residents as defined in Circular 75 to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75 could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations.

In August 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors (“Circular 10”), which became effective in September, 2006. This regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, Circular 10 will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with Circular 10 is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to Circular 10, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

Circular 10 allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the PRC Ministry of Commerce, or MOFCOM, and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

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

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies (the “Notice”) further interpreting the application of the EIT Law and its implementation on non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. Finally, if we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax. We are actively monitoring the possibility of “resident enterprise” treatment for the 2012 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

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

The SAT released the Announcement on Several Issues concerning the Administration of Income Tax of Non-tax-resident Enterprises (“Public Notice 24”), which went into effect on April 1, 2011, to clarify several issues related to Circular 698. Under Public Notice 24, the term “effective tax” refers to the effective tax on the gain derived from the disposition of equity interests of an overseas holding company; and the term “does not impose income tax” refers to cases where the gain derived from disposition of the equity interests of an overseas holding company is not subject to income tax in the country or region where the overseas holding company is a resident.

There is uncertainty as to the application of Circular 698. For example, while the term “indirectly transfer” is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct link with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698.

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

We are subject to the Foreign Corrupt Practice Act (the “FCPA”) and other U. S. laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the relevant statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. PRC anti-corruption laws also strictly prohibit bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Particularly, most of the hospitals and inoculation centers in China are state-owned entities, which employees may be recognized as foreign government officials for the purpose of FCPA. Therefore, any payments, expensive gifts or other benefits provided to an employee of the state-owned hospital or inoculation center may be deemed violation of FCPA. Violations of the FCPA or PRC anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, prospects, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

If we become directly subject to the scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

In recent years, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed the so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely impacted and your investment in our stock could be rendered worthless.

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

Our independent registered public accounting firm issued an audit opinion in the financial statements included in our annual report filed with the U.S. Securities and Exchange Commission, or SEC. As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, the significant portion of the audit conducted in China and the relevant work papers located in China are not currently inspected by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CBPO.” The trading market in our common stock has been substantially less liquid than the average trading market for companies trading on the NASDAQ Stock Market. Reported average daily trading volume in our common stock for the three months immediately prior to March 1, 2013, was approximately 40,047 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include, among others:

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
  additions or departures of key personnel; and
  investor perception of litigation, investigation or other legal proceedings involving certain of our individual shareholders or their family members.

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

Our shareholder rights plan and Provisions in our amended and restated certificate of incorporation and bylaws or of Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore depress the trading price of the common stock.

Upon stockholders’ approval on July 20, 2012, we have adopted amended and restated certificate of incorporation and bylaws, which contained provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover.

These provisions include, among others:

  the right of our Board to issue preferred stock without stockholder approval;
  a Board of Directors that is divided into three classes with staggered terms;
  elimination of the right of our stockholders to act by written consent;
  prohibiting stockholders from calling a special meeting of the stockholders;

  rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; and
  requiring super majority stockholder vote to amend certain provisions of the amended and restated certificate of incorporation and bylaws.

In addition, Section 203 of the Delaware General Corporation Law generally limits our ability to engage in any business combination with certain persons who own 15% or more of our outstanding voting stock or any of our associates or affiliates who at any time in the past three years have owned 15% or more of our outstanding voting stock.

On November 19, 2012, our Board adopted a stockholder rights plan, which provides, among other things, that when specified events occur, our stockholders will be entitled to purchase from us a newly created series of preferred stock. The preferred stock purchase rights are triggered by the earlier to occur of (i) ten business days (or a later date determined by our Board of Directors before the rights are separated from our common stock) after the public announcement that a person or group has become an “acquiring person” by acquiring beneficial ownership of 10% or more of our outstanding common stock or (ii) ten business days (or a later date determined by our Board before the rights are separated from our common stock) after a person or group begins a tender or exchange offer that, if completed, would result in that person or group becoming an acquiring person. The issuance of preferred stock pursuant to the stockholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board.

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions, however, may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

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

In July 2003, Shandong Taibang obtained certain land use rights of 43,663 square meters from the PRC municipal government consisting of manufacturing facilities, warehouses and office buildings in Tai’an City, Shandong Province. Shandong Taibang is required to make payments totaling approximately $22,035 (RMB138,848) per year to Shandong Institute, for 50 year or until the Shandong Institute completes its privatization process. We recorded “land use rights” asset and a corresponding liability, “other payable – land use rights”, at the inception of the transaction determined using present value of annual payments over 50 years.

In October 2007, Guizhou Taibang obtained certain land use rights of 34,556 square meters from the PRC municipal government consisting of manufacturing facilities, warehouses and office buildings in Guiyang City, Guizhou Province.

We believe that all of our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Other than the legal proceedings set forth below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Dispute among Guizhou Taibang Shareholders over Raising Additional Capital

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from private strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang at RMB2.80 per share. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority holder of Guizhou Taibang’s shares, Guizhou Jie’an Company, or Jie’an, did not support the plan and did not waive its right of first refusal. In May 2007, the majority shareholders caused Guizhou Taibang to sign an Equity Purchase Agreement with certain investors, pursuant to which the investors agreed to invest an aggregate of $7,475,832 (or RMB50,960,000) in exchange for 18,200,000 shares, or 21.4%, of Guizhou Taibang’s equity interests. At the same time, Jie’an also subscribed for 1,800,000 shares, representing its 9% share of the 20,000,000 shares being offered. The proceeds from all parties were received by Guizhou Taibang in accordance with the agreement.

In June 2007, Jie’an brought suit in the High Court of Guizhou province, China, against Guizhou Taibang and the three other original shareholders of Guizhou Taibang, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie’an claimed that it had a right to acquire the 18,200,000 shares offered to the strategic investors under the Equity Purchase Agreement. In September 2008, the Guizhou High Court ruled against Jie’an and sustained the Equity Purchase Agreement. In November 2008, Jie’an appealed the Guizhou High Court judgment to the People’s Supreme Court in Beijing. In May 2009, the People’s Supreme Court sustained the original ruling and denied the rights of first refusal of Jie’an over the 18,200,000 shares. As a result of this dispute, the strategic investors’ equity ownership in Guizhou Taibang and the related increase in registered capital of Guizhou Taibang have not been registered with the local Administration for Industry and Commerce, or AIC. In January 2010, the strategic investors brought suit in the High Court of Guizhou Province against Guizhou Taibang alleging Guizhou Taibang’s failure to register their equity interest in Guizhou Taibang with the local AIC and requesting the distribution of their share of Guizhou Taibang’s dividends declared since 2007. Dalin was also joined as a co-defendant as it is the majority shareholder and exercises control over Guizhou Taibang’s day-to-day operations.

On October 14, 2010, the High Court of Guizhou ruled in favor of the Company and denied the strategic investors’ right as shareholders of Guizhou Taibang, as well as their entitlement to the dividends. In light of the Guizhou ruling, in November 2010 the Company returned the proceeds in the amount of $1,699,040 (or RMB11,200,000) to one of the strategic investors. In October 2010, the other strategic investors appealed to the PRC Supreme Court in Beijing on the ruling of the High Court of Guizhou. The PRC Supreme Court overruled the decision of the High Court of Guizhou and remanded the case to the High Court of Guizhou for retrial. On January 5, 2012, the strategic investors re-filed their case to the High Court of Guizhou requesting, in addition to the share distribution, the distribution of dividends and interest in the amount of RMB18,349,345 (approximately $2,912,041) and RMB2,847,000 (approximately $451,819), respectively. On December 11, 2012, the High Court of Guizhou affirmed the judgment against the strategic investors. In January 2013, the strategic investors appealed to the PRC Supreme Court in Beijing on the ruling again. The PRC Supreme Court accepted the case for retrial. The Company is awaiting the hearing as of the date of this report. We do not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, we believe that the Equity Purchase Agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment. As of December 31, 2012, Guizhou Taibang has set aside the strategic investors’ fund along with RMB14,729,565 (approximately $2,337,582) in accrued interests, and RMB509,600 (approximately $80,874) for the 1% penalty imposed by the agreement for any breach in the event that Guizhou Taibang is required to return their original investment amount to the strategic investors. If strategic investors prevail in their suit, Dalin’s interests in Guizhou Taibang may be reduced to approximately 41.3%.

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

	Closing Prices(1)
	High	Low
Year Ended December 31, 2012
1st Quarter	$10.78	$8.44
2nd Quarter	10.16	7.90
3rd Quarter	11.00	8.85
4th Quarter	16.85	9.41

Year Ended December 31, 2011
1st Quarter	$17.87	$15.02
2nd Quarter	16.47	9.41
3rd Quarter	10.83	6.81
4th Quarter	11.82	6.17

(1)	The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 12, 2013, there were approximately 443 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

We have never declared dividends or paid cash dividends. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of December 31, 2012 for each category of our equity compensation plan:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a) (1)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	2,648,609	$9.39	1,940,771
Total	2,648,609	$9.39	1,940,771

(1)

Excludes shares of restricted stock granted pursuant to our 2008 Equity Incentive Plan. The 120,000 shares of restricted stocked granted in 2012 are issuable without the payment of any cash consideration by the grantee.

Effective May 9, 2008, our Board of Directors adopted the China Biologic Products, Inc. 2008 Equity Incentive Plan, or the 2008 Plan. The 2008 Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of five million shares of our common stock may be issued pursuant to the 2008 Plan. The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than the fair market value per share on the grant date, except that, in the case of an incentive stock option granted to a person who holds more than 10% of the total combined voting power of all classes of our stock or any of our subsidiaries, the exercise price will be no less than 110% of the fair market value per share on the grant date. As of December 31, 2012, 120,000 shares of restricted stock and option to purchase 2,648,609 share of our common stock are outstanding. No awards may be granted under the 2008 Plan after May 9, 2018, except that any award granted before then may extend beyond that date.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2012 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2012 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during 2012.

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated statement of comprehensive income data for the years ended December 31, 2012, 2011 and 2010 and the selected balance sheet data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2009 and 2008 and the selected balance sheet data as of December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements not included in this report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2012	2011	2010	2009	2008
Revenues	$184,813,495	$153,092,289	$139,695,417	$118,998,155	$46,751,160
Income From Operations	$74,489,160	$32,217,468	$68,568,299	$60,477,367	$20,335,771
Net Income	$45,222,189	$18,181,710	$31,542,883	$2,208,126	$11,985,671
Total Assets	$311,047,150	$248,892,575	$220,921,794	$172,611,483	$67,169,392
Total Current Liabilities	$47,719,092	$67,822,285	$71,445,819	$51,118,179	$18,927,094
Total Long Term Liabilities	$5,908,894	$2,029,249	$4,431,842	$37,350,149	$6,193,390
Total Stockholders' equity attributable to China Biologic Products, Inc.	$195,469,716	$135,512,364	$99,199,796	$49,696,661	$37,243,527
Total Equity	$257,419,164	$179,041,041	$145,044,133	$84,143,155	$42,048,908
Capital Stock (excluding long term debt)	$2,663	$2,560	$2,435	$2,305	$2,143
Number of Shares Issued and Outstanding	26,629,615	25,601,125	24,351,125	23,056,442	21,434,942
Net Income Per Share
Basic	$1.73	$0.73	$1.34	$0.10	$0.56
Diluted	$1.62	$0.37	$1.30	$0.10	$0.56

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

Overview

We are a biopharmaceutical company principally engaged in the research, development, manufacturing and sales of human plasma-based pharmaceutical products in China. We have two majority owned subsidiaries, Shandong Taibang, a company based in Tai’an, Shandong Province and Guizhou Taibang, a company based in Guiyang, Guizhou Province. We also hold a minority equity interest in Huitian, a company based in Xi’an, Shaanxi Province. The human plasma-based biopharmaceutical manufacturing industry in China is highly regulated by both provincial and central governments. Accordingly, the manufacturing process of our products is strictly monitored from the initial collection of plasma from human donors to finished products.

Our principal products are human albumin and immunoglobulin products. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. Immunoglobulin is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as the principal raw material. Human albumin and human immunoglobulin for intravenous injection, or IVIG products, are our top-selling products. Sales of human albumin products represented approximately 44.6%, 54.5% and 48.0% of our total sales for each of the years ended December 31, 2012, 2011 and 2010, respectively. Sales of IVIG products represented approximately 39.0%, 32.3% and 34.3% of our total sales for each of the years ended December 31, 2012, 2011 and 2010, respectively. All of our products are prescription medicines administered in the form of injections.

We sell our products primarily to hospitals and inoculation centers in the PRC directly or through approved distributors. We usually sign short-term contracts with customers and therefore our largest customers have changed over the years. For the years ended December 31, 2012, 2011 and 2010, our top 5 customers accounted for approximately 10.8%, 13.2% and 12.3%, respectively, of our total sales. As we continue to diversify our geographic presence, customer base and product mix, we expect that our largest customers will continue to change from year to year.

We operate and manage our business as a single segment. We do not account for the results of our operations on a geographic or other basis.

Recent Development

In June 2012, we received the manufacturing approval certificate from SFDA for FVIII. In October 2012, we obtained the GMP certification for our production facility of FVIII from SFDA and commenced the commercial production of FVIII shortly thereafter. FVIII is widely used in the treatment of hemophilia A.

In an announcement published in September 2012 (the “2012 Adjustment”), NDRC adjusted retail price ceilings for 95 oncology, immunology and hematology drug products, which came into effect on October 8, 2012. Two of our approved products, IVIG and FVIII are affected by the 2012 Adjustment. The new retail price ceilings for IVIG products are lower than the current prevailing market prices in some of our regional markets while those for FVIII are close to the current prevailing market prices. As a result, some of local governments revised tender price ceilings for IVIG products. We have appealed to local governments for favorable pricing policy in selective regional markets and have successfully gained support from Guizhou and Shandong provincial governments in lifting the tender price ceilings for IVIG products.

In January 2013, NDRC further adjusted retail price ceilings for certain drug products, which came into effect on February 1, 2013 (the “2013 Adjustment”). Three of our approved products, human albumin, human rabies immunoglobulin and human tetanus immunoglobulin are affected by the 2013 Adjustment. The 2013 Adjustment slightly increased retail price ceilings for both human albumin and human tetanus immunoglobulin products and subject human rabies immunoglobulin products to a retail price ceiling for the first time. The retail price ceiling imposed on human rabies immunoglobulin products by the 2013 Adjustment is close to the prevailing market retail price.

In January 2013, Shandong Taibang obtained the approval from relevant PRC authorities to establish a wholly-owned subsidiary, Cao Xian Plasma Company, to operate a plasma collection station in Shandong Province. We expect to obtain the operating permits and commence plasma collection by the end of June 2013.

The New GMP Standard, which has significantly increased standards for quality control, documentation, and overall manufacturing processes, will become applicable to all of our production facilities by the end of year 2013. We had planned to construct a new production facility for Guizhou Taibang at a new site to meet the New GMP Standard. However, due to delays in government approval procedures with respect to the land use rights, the construction of the new production facility may not be completed as planned. In order to minimize operation disruption, we plan to upgrade the current production facility at Guizhou Taibang to meet the New GMP Standard. Such upgrade is expected to commence in June or July 2013 and complete in six to nine months. Guizhou Taibang’s production will be suspended during this process. To mitigate the negative impact of production suspension of Guizhou Taibang on our business operation, we have been increasing inventory level in the past few quarters, adjusted product shipment plans for 2013 and have been and will continue to increase production volume during the first half of 2013. We will also work closely with local authorities to speed up the approval procedures of the land use rights for the new manufacturing facility to ensure the production expansion in the long run. See Item 1A “Risk Factors – Risk related to our business – One of our production facilities will suspend production for technical upgrade in order to meet the New GMP Standard, which may materially and adversely affect our business, financial condition and result of operations.”

Financial Performance Highlights

The following are some financial highlights for the fiscal year ended December 31, 2012:

  Sales: Sales increased by $31,721,206, or 20.7%, to $184,813,495 for the year ended December 31, 2012, from $153,092,289 for the year ended December 31, 2011.

  Gross Profit: Gross profit increased by $18,902,869, or 17.7%, to $125,977,497 for the year ended December 31, 2012, from $107,074,628 for the year ended December 31, 2011. As a percentage of sales, gross profit decreased by 1.7% to 68.2% for 2012 from 69.9% for 2011.

  Income from operations: Income from operations increased by $42,271,692, or 131.2%, to $74,489,160 for the year ended December 31, 2012, from $32,217,468 for the year ended December 31, 2011.

  Net income attributable to Company: Net income attributable to Company increased by $27,040,479, or 148.7%, to $45,222,189 for the year ended December 31, 2012, from $18,181,710 for the year ended December 31, 2011.

  Fully diluted net income per share: Fully diluted net income per share was $1.62 for the year ended December 31, 2012, as compared to $0.37 for the year ended December 31, 2011.

Principal Factors Affecting our Financial Performance

The following are key factors that affect our financial condition and results of operations and we believe them to be important to the understanding of our business:

Raw Material Supply and Prices

The primary raw material used in the production of our albumin and immunoglobulin products is human plasma. The collection of human plasma in China is generally influenced by a number of factors such as government regulations, geographical locations of plasma collection stations, sanitary conditions of plasma stations, living standards of the donors, and cultural and religious beliefs. If we experience any shortage of plasma supply, we may not be able to fully utilize our production capacity. As of December 31, 2012, we operate nine plasma collection stations through Shandong Taibang and two plasma stations through Guizhou Taibang. These plasma stations provide us with a stable source of plasma supply. Due to current market conditions, we have generally been able to pass substantially all cost increases in recent years on to our customers.

Prices of and Demand for Our Products

The demand for our products is largely affected by the general economic conditions in China because the prices of our products are still not affordable to many patients. A significant improvement in the economic environment in China will likely improve consumer income which in turn would make our products more affordable and consequently increase the demand for our products. We have been able to expand our product range and consumer base by introducing new products required by customers. We believe that our technical expertise is important in introducing products that are in demand.

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

As of December 31, 2012, the aggregate production capacity of Shandong Taibang and Guizhou Taibang was 1,100 metric tons per annum. We estimate that the production capacity of our major competitors ranges from 300 tons to 1,000 tons per annum. Due to the upgrade of the current production facility starting June or July 2013 as mentioned above, our production at Guizhou Taibang will be suspended for six to nine months. As a result, we expect our total production capacity to decrease in 2013 and 2014.

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

We believe that we have a strong position in the marketplace with our 82.76% majority-owned operating subsidiary, Shandong Taibang, 54% majority-owned operating subsidiary, Guizhou Taibang, and 35% equity interest in Huitian.

Our profitability may be adversely affected if (i) competition intensifies; (ii) competitors drastically reduce prices; (iii) PRC government’s interference on prices of our products; or (iv) competitors develop new products or product substitutes with comparable medicinal applications or therapeutic effects which are more effective or less costly than those produced by us. Please refer to Item 1, “Business - Competition” for more information regarding this factor.

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

According to the PRC’s central government policy, new or high technology companies will enjoy preferential tax treatment of 15%, instead of 25% under the EIT Law. In February 2009, Shandong Taibang was recognized by the Chinese government as a “High and New Technology Enterprise” (“HNTE”) under the EIT law, which entitled it to the preferential income tax rate of 15% from 2008 to 2010. In 2011, Shandong Taibang renewed its HNTE qualification, which entitled it to the preferential income tax rate of 15% from 2011 to 2013. According to CaiShui [2011] No. 58 dated July 27, 2011, Guizhou Taibang, being a qualified enterprise located in the western region of PRC, enjoys a preferential income tax rate of 15% effective retroactively from January 1, 2011 to December 31, 2020. See Item 1 “Business – Regulation – Taxation” for a detailed description of the EIT Law and tax regulations applicable to our PRC subsidiaries. All other subsidiaries of the Company are subjected to the regular 25% tax rate.

Results of Operations

The following table sets forth a summary of our consolidated statements of comprehensive income for the periods indicated. Our historical results presented below are not necessarily indicative of the results that may be expected for any other future period.

	Year Ended December 31
	2012		2011		2010
		% of		% of		% of
		Total		Total		Total
	$	Sales	$	Sales	$	Sales
SALES	184,813,495	100.0	153,092,289	100.0	139,695,417	100.0
COST OF SALES	58,835,998	31.8	46,017,661	30.1	36,951,149	26.5
GROSS MARGIN	125,977,497	68.2	107,074,628	69.9	102,744,268	73.5
OPERATING EXPENSES:
Selling expenses	14,421,258	7.8	14,595,794	9.5	7,372,348	5.3
General and administrative expenses	34,034,360	18.4	31,519,824	20.6	24,467,495	17.5
Research and development expenses	3,032,719	1.6	3,978,233	2.6	2,336,126	1.7
Impairment loss of goodwill	-	-	18,160,281	11.9	-	-
Loss on abandonment and write off of long-lived assets	-	-	6,603,028	4.3	-	-
Total operating expenses	51,488,337	27.9	74,857,160	48.9	34,175,969	24.5
INCOME FROM OPERATIONS	74,489,160	40.3	32,217,468	21.0	68,568,299	49.1
OTHER INCOME (EXPENSES):
Equity in income of equity method investee	2,665,881	1.4	1,858,171	1.2	1,070,241	0.8
Change in fair value of derivative liabilities	1,769,140	1.0	11,974,834	7.8	(3,233,288)	(2.3)
Interest expense	(1,269,850)	(0.7)	(4,670,606)	(3.1)	(2,682,482)	(1.9)
Interest income	2,910,297	1.6	1,356,950	0.9	752,317	0.5
Other (expenses)/income, net	570,511	0.3	(453,949)	(0.3)	1,125,972	0.8
Total other income/(expenses), net	6,645,979	3.6	10,065,400	6.6	(2,967,240)	(2.1)
EARNINGS BEFORE INCOME TAX EXPENSE	81,135,139	43.9	42,282,868	27.6	65,601,059	47.0
INCOME TAX EXPENSES	15,163,147	8.2	10,899,513	7.1	13,608,755	9.7
NET INCOME	65,971,992	35.7	31,383,355	20.5	51,992,304	37.2
Less: Net income attributable to non- controlling interest	20,749,803	11.2	13,201,645	8.6	20,449,421	14.6
NET INCOME ATTRIBUTABLE TO COMPANY	45,222,189	24.5	18,181,710	11.9	31,542,883	22.6
NET INCOME PER SHARE OF COMMON STOCK
BASIC	1.73		0.73		1.34
DILUTED	1.62		0.37		1.30

Comparison of Fiscal Years Ended December 31, 2012 and 2011

Sales

Our total sales increased by 20.7%, or $31,721,206, to $184,813,495 for the year ended December 31, 2012, compared to $153,092,289 for the fiscal year ended December 31, 2011. The increase in sales during 2012 was primarily attributable to a mix of price and volume increases in certain of our plasma based products as well as substantial increase in sales of placenta polypeptide products. In addition, foreign exchange translation accounted for 2.8% of the sales increase.

The following table summarizes the breakdown of sales by significant types of product

	For the Years Ended December 31,
	2012		2011		Change in	Change
	$	%	$	%	Amount	in %
Human albumin	82,450,825	44.6	83,433,691	54.5	(982,866)	(1.2)
Immunoglobulin products:
Human hepatitis B immunoglobulin	5,710,978	3.1	7,298,062	4.8	(1,587,084)	(21.7)
IVIG	72,005,196	39.0	49,482,514	32.3	22,522,682	45.5
Other immunoglobulin products	13,666,625	7.4	9,371,007	6.1	4,295,618	45.8
Placenta polypeptide	10,088,754	5.5	1,935,428	1.3	8,153,326	421.3
Others	891,117	0.4	1,571,587	1.0	(680,470)	(43.3)
Totals	184,813,495	100.0	153,092,289	100.0	31,721,206	20.7

All of our approved plasma based products recorded price increases ranging from approximately 8.9% to 30.7%, except for human hepatitis B immunoglobulin products, which decreased by approximately 45.0% . For 2012 as compared to 2011, the average price for our approved human albumin products, which contributed 44.6% to our total sales, increased by approximately 8.9% and, excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 6.3%; the average price for our approved IVIG products, which contributed 39.0% to our total sales, increased by approximately 8.9%, and excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 6.4% . The general price increase of our human albumin products and immunoglobulin products other than human hepatitis B immunoglobulin products was primarily attributable to the shortage in supply of such products in 2012 as a result of the closure of several plasma collection stations in Guizhou in 2011. The price decrease of human hepatitis B immunoglobulin products was mainly due to the government program sponsored by PRC Ministry of Health with respect to these products in late 2011. The sales prices of participating products in this program are generally lower than normal retail prices for public interest purposes.

The sales volumes of our products in general depend on market demands and our production volumes. The production volumes of our IVIG and human albumin products depend primarily on general plasma supply. The production volumes of our hyper-immune products, which include human rabies immunoglobulin, human hepatitis B immunoglobulin and human tetanus immunoglobulin products, are subject to the availabilities of the specific vaccinated plasma and our production capacity. The supply of vaccinated plasma in general requires several months of lead time. Each of our production facility currently can only accommodate the production of one type of hyper-immune products at any given time and we rotate the production of different types of hyper-immune products from time to time in response to market demand. As such, the sales volume of any given type of hyper-immune products may vary significantly from period to period.

Sales volume for our human albumin products decreased by 9.2% in 2012 as compared to 2011. The decrease in sales volumes of human albumin products was primarily due to the decrease of its production volumes caused by the reduced raw material supply as a result of the closure of several plasma collection stations in Guizhou. Sales volume for our IVIG products increased by 33.6% in 2012 as compared to 2011. The increase in sales volumes of IVIG products was primarily due to the increased market demand in 2012 and our increased inventory level in the later part of 2011 in anticipation of such demand increase. The market demand for IVIG products increased due to its wide utilization for the prevention and treatment of more diseases in 2012, which is in line with the medical practice in Europe and the United States.

Sales of placenta polypeptide products increased substantially in 2012 as compared to 2011. We began manufacturing and selling placenta polypeptide products in December 2011. Prior to December 2011, we provided processing service for Guizhou Eakan Co., Ltd. (“Eakan”), an affiliate of one of Guizhou Taibang’s non-controlling interest holders, for placenta polypeptide products. The revenue we derived from the sales of placenta polypeptide products is substantially higher than the processing fees we used to charge for these products.

Cost of sales & gross profit

	For the Years Ended December 31,		Change
	2012	2011	Amount	%
Cost of sales	$58,835,998	$46,017,661	$12,818,337	27.9%
as a percentage of total sales	31.8%	30.1%		1.7%
Gross Profit	$125,977,497	$107,074,628	$18,902,869	17.7%
Gross Margin	68.2%	69.9%		(1.7%	)

Our total cost of sales was $58,835,998, or 31.8% of our sales, for the year ended December 31, 2012, as compared to $46,017,661, or 30.1% of our sales for the year ended December 31, 2011. Our gross profit was $125,977,497 and $107,074,628 for the years ended December 31, 2012 and 2011, respectively, representing gross margins of 68.2% and 69.9%, respectively. In general, our cost of sales and gross margin are impacted by the volume and pricing of our finished products, our raw material costs, production mix and respective yields, inventory provisions, production cycles and routine maintenance costs.

The increase in cost of sales was largely in line with the increase of sales. The increase in cost of sales as a percentage of sales and the decrease of gross margin were mainly due to the increase in cost of plasma paid to donors, which is the largest component of our cost of sales. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors in 2012 as compared to 2011, which was in line with the industry practice. We expected the nutrition fees paid to donors continue to increase as a result of improving living standards and the increasing trend of urbanization in China. Consequently, future improvements on margins will need to be derived from increases in product pricing and volumes, product mix, yields and manufacturing efficiency. Recent NDRC announcement on retail price ceiling of our products limits the opportunities for us to increase product selling price. As such, the combination of the factors mentioned above will most likely result in lower gross margins in future periods.

Operating expenses

	For the Years Ended December 31,		Change
	2012	2011	Amount	%
Operating expenses	$51,488,337	$74,857,160	$(23,368,823)	(31.2%	)
as a percentage of total sales	27.9%	48.9%		(21.0%	)

Our total operating expenses decreased by $23,368,823, or 31.2%, to $51,488,337 for the year ended December 31, 2012, from $74,857,160 for the year ended December 31, 2011. We incurred an impairment loss of $24,763,309 in 2011, including both goodwill impairment and abandonment of long-lived assets as a result of the closure of several plasma collection stations in Guizhou in August 2011. No impairment loss was recorded for the year ended December 31, 2012. As a percentage of total sales, total expenses decreased by 21.0% to 27.9% for the year ended December 31, 2012 from 48.9% for the year ended December 31, 2011.

Selling expenses

	For the Years Ended December 31,		Change
	2012	2011	Amount	%
Selling expenses	$14,421,258	$14,595,794	$(174,536)	(1.2%	)
as a percentage of total sales	7.8%	9.5%		(1.7%	)

For the year ended December 31, 2012, our selling expenses decreased by $174,536, or 1.2%, to $14,421,258, from $14,595,794 for the year ended December 31, 2011. As a percentage of total sales, our selling expenses for the year ended December 31, 2012 decreased by 1.7%, to 7.8%, from 9.5% for the year ended December 31, 2011. We took initiative to further control the selling expenses for the year ended December 31, 2012. The aforementioned factors contributed to the decrease in selling expenses as a percentage of sales for the year ended December 31, 2012.

General and administrative expenses

	For the Years Ended December 31,		Change
	2012	2011	Amount	%
General and administrative expenses	$34,034,360	$31,519,824	$2,514,536	8.0%
as a percentage of total sales	18.4%	20.6%		(2.2%	)

For the year ended December 31, 2012, our general and administrative expenses increased by $2,514,536, or 8.0%, to $34,034,360, from $31,519,824 for the year ended December 31, 2011. General and administrative expenses as a percentage of total sales decreased by 2.2% to 18.4% for the year ended December 31, 2012 from 20.6% for the year ended December 31, 2011. The increase in general and administrative expenses was mainly due to an increase in expenses related to payroll and employee benefits as a result of general salary increases and an increase in legal expenses relating to the disputes among Guizhou Taibang shareholders. The decrease in general and administrative expenses as a percentage of sales was primarily due to improvement of cost efficiency as a result of the economies of the scale.

Research and development expenses

	For the Years Ended December 31,		Change
	2012	2011	Amount	%
Research and development expenses	$3,032,719	$3,978,233	$(945,514)	(23.8%	)
as a percentage of total sales	1.6%	2.6%		(1.0%	)

For the years ended December 31, 2012 and 2011, our research and development expenses were $3,032,719 and $3,978,233, respectively, a decrease of $945,514, or 23.8%. As a percentage of total sales, our research and development expenses for the years ended December 31, 2012 and 2011 were 1.6% and 2.6%, respectively. The decrease in research and development expenses was primarily due to the completion of the R&D tests on FVIII in early 2012.

Impairment loss of goodwill

	For the Years Ended December 31,		Change
	2012	2011	Amount	%
Impairment loss of goodwill	$-	$18,160,281	$(18,160,281)	(100.0%	)
as a percentage of total sales	-	11.9%		(11.9%	)

Following the closure of plasma collection stations of Guizhou Taibang due to the regulatory notice, we revised our earnings guidance for the year of 2011 and experienced incremental decline in our stock price and market capitalization in the third quarter of 2011. The occurrence of these events caused us to believe that the fair value of our reporting unit would more likely than not be below its book value. Therefore, we performed a two-step goodwill impairment test and concluded that, for the year ended December 31, 2011, a goodwill impairment loss of $18,160,281 was recognized in our single reporting unit since the carrying amount of the reporting unit was greater than the fair value of the reporting unit (as determined based on the quoted market price) and the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill. No impairment of goodwill has been recorded in the year ended December 31, 2012.

Loss on abandonment and write-off of long-lived assets

	For the Years Ended December 31,		Change
	2012	2011	Amount	%
Loss on abandonment and write off of long-lived assets	$-	$6,603,028	$(6,603,028)	(100.0%	)
as a percentage of total sales	-	4.3%		(4.3%	)

As a result of the closure of the plasma stations of Guizhou Taibang, certain equipment, office furniture, building improvement and plasma collection permits were abandoned or written off during the third quarter of 2011. Loss on abandonment of Guizhou Taibang’s long-lived assets of $6,603,028 was recognized for the year ended December 31, 2011. No loss on abandonment was recorded in the year ended December 31, 2012.

Change in fair value of derivative liabilities

	For the Years Ended December 31,		Change
	2012	2011	Amount	%
Change in fair value of derivative liabilities	$1,769,140	$11,974,834	$(10,205,694)	(85.2%	)
as a percentage of total sales	1.0%	7.8%		(6.8%	)

Our warrants issued in June 2009 are classified as derivative liabilities carried at fair value. For the year ended December 31, 2012, we recognized a gain of $1,769,140 from the change in the fair value of derivative liabilities, as compared to a gain of $11,974,834 for the year ended December 31, 2011. The gain from the change in the fair value of derivative liabilities in 2012 was mainly due to a decrease in the price of our common stock from $10.46 per share as of December 31, 2011 to $9.22 per share upon the exercise of the warrants on June 6, 2012. All warrants have been exercised by the end of 2012.

Interest expense

	For the Years Ended December 31,				Change
	2012		2011		Amount	%
Interest expense	$(1,269,850)		$(4,670,606)		$3,400,756	(72.8%	)
as a percentage of total sales	(0.7%	)	(3.1%	)		2.4%

Our interest expense decreased by $3,400,756, or 72.8%, to $1,269,850 for the year ended December 31, 2012, from $4,670,606 for the year ended December 31, 2011. The decrease in interest expense was primarily due to the decrease of the average loan balances for 2012 as compared to 2011.

Interest income

	For the Years Ended December 31,		Change
	2012	2011	Amount	%
Interest income	$2,910,297	$1,356,950	$1,553,347	114.5%
as a percentage of total sales	1.6%	0.9%		0.7%

Our interest income increased by $1,553,347, or 114.5%, to $2,910,297 for the year ended December 31, 2012, from $1,356,950 for the year ended December 31, 2011. The increase in interest income is primarily due to our investment in certain short-term financial products with higher interest rates as well as the increase in our total cash deposit.

Income tax expense

	For the Years Ended December 31,		Change
	2012	2011	Amount	%
Income tax expense	$15,163,147	$10,899,513	$4,263,634	39.1%
Effective income tax rate	18.7%	25.8%		(7.1%	)

Our provision for income taxes increased by $4,263,634, or 39.1%, to $15,163,147 for the year ended December 31, 2012, from $10,899,513 for the year ended December 31, 2011. Our effective income tax rates were 18.7% and 25.8% for the years ended December 31, 2012 and 2011, respectively. The decrease of the effective income tax rate was mainly attributable to the effect of the non-deductible impairment loss of goodwill and loss on abandonment and write-off of long-lived assets recorded in the year ended December 31, 2011.

Net income attributable to Company

	For the Years Ended December 31,		Change
	2012	2011	Amount	%
Net income attributable to Company	$45,222,189	$18,181,710	$27,040,479	148.7%
as a percentage of total sales	24.5%	11.9%		12.6%

Our net income attributable to Company increased by $27,040,479, or 148.7%, to $45,222,189 for the year ended December 31, 2012 from $18,181,710 for the year ended December 31, 2011. Net income attributable to Company as a percentage of total sales was 24.5% and 11.9% for the years ended December 31, 2012 and 2011, respectively, as a result of the cumulative effect of the foregoing factors.

Comparison of Fiscal Years Ended December 31, 2011 and 2010

Sales

Our total sales increased by 9.6%, or $13,396,872, to $153,092,289 for the year ended December 31, 2011, compared to $139,695,417 for the year ended December 31, 2010. The increase in sales during 2011 was primarily attributable to a mix of price and volume increases in certain of our plasma based products. In addition, foreign exchange translation accounted for 5.0% of the sales increase.

The following table summarizes the breakdown of sales by significant types of product

	For the Years Ended December 31,
	2011		2010		Change in	Change
	$	%	$	%	Amount	in %
Human albumin	83,433,691	54.5	67,069,080	48.0	16,364,611	24.4
Immunoglobulin products:
Human hepatitis B immunoglobulin	7,298,062	4.8	10,622,455	7.6	(3,324,393)	(31.3)
IVIG	49,482,514	32.3	47,952,716	34.3	1,529,798	3.2
Other immunoglobulin products	9,371,007	6.1	12,547,115	9.0	(3,176,108)	(25.3)
Placenta polypeptide	1,935,428	1.3	-	-	1,935,428	-
Others	1,571,587	1.0	1,504,051	1.1	67,536	4.5
Totals	153,092,289	100.0	139,695,417	100.0	13,396,872	9.6

Most of our approved products recorded price increases ranging from approximately 1.4% to 10.6%, except for human tetanus immunoglobulin products, which decreased by approximately 3.4% . For 2011 as compared to 2010, the average price for our approved human albumin products, which contributed 54.5% to our total sales, increased by approximately 1.4% and, excluding the foreign exchange translation effect, their average price in RMB term decreased by approximately 3.2%; the average price for our IVIG products, which contributed 32.3% to our total sales, increased by approximately 7.2%, and excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 2.3% . The general price increase of our immunoglobulin product was primarily attributable to the continuing shortage in supply of such products, while the average price decrease in human albumin products in RMB term was mainly due to the continuous increase in the imported volume of this product during 2011. The price decrease in human tetanus immunoglobulin products was primarily the result of the increasingly saturated market.

Sales volume for our human albumin increased by 22.7% for 2011 as compared to 2010. Sales volume for our IVIG decreased by 3.7% for 2011 as compared to 2010. As the Hand-Foot-and-Mouth Disease, or HFMD, which outburst took place between April and August in 2010, was not as severe in 2011 as in 2010, the sales volume of IVIG decreased slightly during 2011 as compared to 2010.

Cost of sales & gross profit

	For the Years Ended December 31,		Change
	2011	2010	Amount	%
Cost of sales	$46,017,661	$36,951,149	$9,066,512	24.5%
as a percentage of total sales	30.1%	26.5%		3.6%
Gross Profit	$107,074,628	$102,744,268	$4,330,360	4.2%
Gross Margin	69.9%	73.5%		(3.6%	)

Our total cost of sales was $46,017,661, or 30.1% of our sales, for the year ended December 31, 2011, as compared to $36,951,149, or 26.5% of our sales for the year ended December 31, 2010. Our gross profit was $107,074,628 and $102,744,268 for the years ended December 31, 2011 and 2010, respectively, representing gross margins of 69.9% and 73.5%, respectively. In general, our gross margin and cost of sales are impacted by the volume and pricing of our finished products, our raw material costs, production mix and respective yields, inventory provisions, production cycles and routine maintenance costs.

The increase in cost of sales was mainly in line with the sales. The increase in cost of sales as a percentage of sales and the decrease of gross margin were mainly due to the increase in cost of plasma paid to donors, which is the largest component of our cost of sales. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors, which was in line with the industry practice.

Operating expenses

	For the Years Ended December 31,		Change
	2011	2010	Amount	%
Operating expenses	$74,857,160	$34,175,969	$40,681,191	119.0%
as a percentage of total sales	48.9%	24.5%		24.4%

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

Selling expenses

	For the Years Ended December 31,		Change
	2011	2010	Amount	%
Selling expenses	$14,595,794	$7,372,348	$7,223,446	98.0%
as a percentage of total sales	9.5%	5.3%		4.2%

For the year ended December 31, 2011, our selling expenses increased to $14,595,794, from $7,372,348 for the year ended December 31, 2010, an increase of $7,223,446, or 98.0%. As a percentage of total sales, our selling expenses for the year ended December 31, 2011 increased by 4.2%, to 9.5%, from 5.3% for the year ended December 31, 2010. The increase in selling expenses was primarily due to our increased promotional and conference activities as we continued our efforts in expanding our customer base into hospitals and inoculation centers throughout the PRC.

General and administrative expenses

	For the Years Ended December 31,		Change
	2011	2010	Amount	%
General and administrative expenses	$31,519,824	$24,467,495	$7,052,329	28.8%
as a percentage of total sales	20.6%	17.5%		3.1%

For the year ended December 31, 2011, our general and administrative expenses increased to $31,519,824, from $24,467,495 for the year ended December 31, 2010, a $7,052,329, or 28.8% increase. General and administrative expenses as a percentage of total sales increased by 3.1% to 20.6% for the year ended December 31, 2011 from 17.5% for the year ended December 31, 2010. The increase in general and administrative expenses was mainly due to an increase in expenses related to payroll and employee benefits, as well as an increase of approximately $2.6 million in non-cash employee stock compensation, which was offset by the $1.0 million decrease in legal expenses. The increase in payroll was mainly due to general salary increases in the operating subsidiaries and the addition of our new corporate offices in Beijing.

Research and development expenses

	For the Years Ended December 31,		Change
	2011	2010	Amount	%
Research and development expenses	$3,978,233	$2,336,126	$1,642,107	70.3%
as a percentage of total sales	2.6%	1.7%		0.9%

For the years ended December 31, 2011 and 2010, our research and development expenses were $3,978,233 and $2,336,126, respectively, an increase of $1,642,107, or 70.3%. As a percentage of total sales, our research and development expenses for the years ended December 31, 2011 and 2010 were 2.6% and 1.7%, respectively. The increase in research and development expenses was primarily due to the increased cost of plasma used in research and the cost in applying for the SFDA approval of our two new products.

Impairment loss of goodwill

	For the Years Ended December 31,		Change
	2011	2010	Amount	%
Impairment loss of goodwill	$18,160,281	$-	$18,160,281	-
as a percentage of total sales	11.9%	-		11.9%

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

Loss on abandonment and write-off of long-lived assets

	For the Years Ended December 31,		Change
	2011	2010	Amount	%
Loss on abandonment and write off of long-lived assets	$6,603,028	$-	$6,603,028	-
as a percentage of total sales	4.3%	-		4.3%

As a result of the closure of the plasma stations of Guizhou Taibang, certain equipment, office furniture, building improvement and plasma collection permits were abandoned or written off during the third quarter of 2011. Loss on abandonment of Guizhou Taibang’s long-lived assets of $6,603,028 was recognized in the year ended December 31, 2011.

Change in fair value of derivative liabilities

	For the Years Ended December 31,			Change
	2011	2010		Amount	%
Change in fair value of derivative liabilities	$11,974,834	$(3,233,288)		$15,208,122	(470.4%	)
as a percentage of total sales	7.8%	(2.3%	)		10.1%

The embedded derivatives (including the conversion option) in our senior secured convertible notes and warrants that were issued in June 2009 are classified as derivative liabilities carried at fair value. For the year ended December 31, 2011, we recognized a gain of $11,974,834 from the change in the fair value of derivative liabilities, as compared to a loss of $3,233,288 for the year ended December 31, 2010. The gain from the change in the fair value of derivative liabilities in 2011 is mainly due to a decrease in the price of our common stock from $16.39 per share as of December 31, 2010 to $10.46 per share as of December 31, 2011. The convertible notes have been fully converted as of December 31, 2011.

Interest expense

	For the Years Ended December 31,				Change
	2011		2010		Amount	%
Interest expense	$(4,670,606)		$(2,682,482)		$(1,988,124)	74.1%
as a percentage of total sales	(3.1%	)	(1.9%	)		(1.2%	)

Our interest expense increased by $1,988,124 to $4,670,606 for the year ended December 31, 2011, from $2,682,482 for the year ended December 31, 2010. The increase in interest expense was primarily due to the effective interest charges on our convertible notes of $3,580,167 and $1,849,493, respectively, for the years ended December 31, 2011 and 2010.

Interest income

	For the Years Ended December 31,		Change
	2011	2010	Amount	%
Interest income	$1,356,950	$752,317	$604,633	80.4%
as a percentage of total sales	0.9%	0.5%		0.4%

Our interest income increased by $604,633 to $1,356,950 for the year ended December 31, 2011, from $752,317 for the year ended December 31, 2010, which was in line with the increase of the cash balances.

Income tax expense

	For the Years Ended December 31,		Change
	2011	2010	Amount	%
Income tax expense	$10,899,513	$13,608,755	$(2,709,242)	(19.9%	)
Effective income tax rate	25.8%	20.7%		5.1%

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

Net income attributable to Company

	For the Years Ended December 31,		Change
	2011	2010	Amount	%
Net income attributable to Company	$18,181,710	$31,542,883	$(13,361,173)	(42.4%	)
as a percentage of total sales	11.9%	22.6%		(10.7%	)

Our net income attributable to Company decreased by $13,361,173, or 42.4%, to $18,181,710 for the year ended December 31, 2011 from $31,542,883 for the year ended December 31, 2010. Net income attributable to Company as a percentage of total sales was 11.9% and 22.6% for the years ended December 31, 2011 and 2010, respectively, as a result of the cumulative effect of the foregoing factors.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. As of December 31, 2012, we had $129,609,317 in cash and cash equivalents, primarily consisting of demand deposits.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	71,097,317	38,469,919	38,787,226
Net cash used in investing activities	(26,753,193)	(7,127,252)	(15,851,475)
Net cash used in financing activities	(5,104,076)	(10,076,504)	(14,278,870)
Effects of exchange rate change in cash	957,434	3,204,304	2,440,536
Net increase in cash and cash equivalents	40,197,482	24,470,467	11,097,417
Cash and cash equivalents at beginning of the year	89,411,835	64,941,368	53,843,951
Cash and cash equivalents at end of the year	129,609,317	89,411,835	64,941,368

Operating Activities

Net cash provided by operating activities was $71,097,317 for the year ended December 31, 2012, as compared to $38,469,919 and $38,787,226 for the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, our net income was $65,971,992, $31,383,355 and $51,992,304, respectively.

Our net non-cash operating expense was $11,054,592, $24,883,612 and $13,416,312, respectively, for the years ended December 31, 2012, 2011 and 2010, respectively. Among the non-cash operating items for the years ended December 31, 2012, 2011 and 2010, our depreciation and amortization expense was $8,880,738, $7,648,469 and $7,173,453, respectively, our stock compensation expense was $4,544,927, $4,869,232 and $2,341,783, respectively, the amortization of discount on convertible notes was nil, $3,503,767 and $1,590,740, respectively, and our income from change in fair value of derivative liabilities was $1,769,140 and $11,974,834 for the year ended December 31, 2012 and 2011, respectively, and our expense from change in fair value of derivative liabilities was $3,233,288 for the years ended December 31, 2010. Additionally, the impairment loss for goodwill and loss on abandonment and write-off of long-lived assets totaled $24,763,309 for the year ended December 31, 2011.

We had a net cash outflow of working capital of $5,929,267, $17,797,048 and $26,621,390 for the years ended December 31, 2012, 2011 and 2010, respectively. Among these cash outflows, the increase in inventory for the years ended December 31, 2012, 2011 and 2010 were $3,746,651, $17,079,263 and $16,026,215, respectively. The increase in inventory was in line with the expansion of the production during this period. The decrease in accounts receivable for the year ended December 31, 2012 was $5,689,638, which was mainly due to the fact that we took measures to speed up the collection of the accounts receivable. The increase in accounts receivable for the years ended December 31, 2011 and 2010 were $6,126,742 and $7,820,523, respectively. As we increased our direct sales to hospitals and inoculation centers that have longer credit terms during the years ended December 31, 2011 and 2010, we experienced a slower turn-over with our accounts receivable during these periods.

Investing Activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment and intangibles, and advances on non-current assets.

Net cash used in investing activities for the year ended December 31, 2012 was $26,753,193, as compared to $7,127,252 and $15,851,475 for the years ended December 31, 2011 and 2010. During the year ended December 31, 2012, we made a refundable payment of $13,325,580 to the local government in connection with our bid for the land use right for a parcel of land where we plan to build the new production facility for Guizhou Taibang. In addition, we paid $11,383,574 and $3,236,288 for acquisition of property, plant and equipment, intangible assets and land use right for Shandong Taibang and Guizhou Taibang, respectively during the year ended December 31, 2012. During the year ended December 31, 2011, we paid $7,968,870 for acquiring equipment for Shandong Taibang and for buildings and construction in progress at Guizhou Taibang. During the year ended December 31, 2010, we paid $1,476,781 to acquire a subsidiary, Ziguang Bio-tech Company, the final installment of $2,599,215 for the acquisition of 90% equity in Dalin, $5,344,040 for equipment for Shandong Taibang and $6,444,110 for construction cost for Guizhou Taibang.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2012 totaled $5,104,076, as compared to $10,076,504 and $14,278,870 for the years ended December 31, 2011 and 2010, respectively. The net cash used in financing activities in 2012 was mainly due to a $14,286,800 repayment of short-term bank loans and a dividend payment of $7,120,693 paid by our subsidiaries to a non-controlling shareholder, partly offset by cash provided by new short-term loans of $11,076,100 and proceeds from the exercises of stock option and warrants totaling $5,227,317. The cash used in financing activities in 2011 was mainly attributable to the $10,489,504 dividend paid by our subsidiaries to the non-controlling interest shareholders, repayment of a non-controlling shareholder loan of $7,635,000, repayment of short-term bank loan of $10,847,200, partly offset by short-term bank loans of $18,595,200 and proceeds of $300,000 from stock option exercises. The cash used in financing activities in 2010 was mainly attributable to the $10,446,179 dividend paid by our subsidiaries to a non-controlling shareholder, repayment of a non-controlling shareholder loan of $3,683,377, repayment of short-term bank loan of $7,397,000, partly offset by cash provided by new short-term loans of $5,917,600 and proceeds from exercise of stock option and warrants totaling $1,330,086.

Management believes that the Company has sufficient cash on hand and continuing positive cash inflow from the sale of its plasma-based products in the PRC market, for its operations.

Obligations Under Material Contracts

The following table sets forth our material contractual obligations as of December 31, 2012:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Short-term bank loans	$7,935,000	$7,935,000	$-	$-	$-
Operating lease commitment	1,481,840	410,831	902,126	81,038	87,845
Total	$9,416,840	$8,345,831	$902,126	$81,038	$87,845

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the fair value determinations of financial and equity instruments and the valuation of share-based compensation, assets acquired and liabilities assumed in a business combination, deferred tax assets and inventories; the recoverability of goodwill, intangible asset, land use right and property, plant and equipment; and reserves for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

Revenue Recognition

Revenue represents the invoiced value of products sold, net of value added taxes (VAT).

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred and the customer takes ownership and assumes risk of loss, the sales price is fixed or determinable and collection of the relevant receivable is probable. The Company mainly sells human albumin and human immunoglobulin to hospitals, inoculation centers and pharmaceutical distributors. For all sales, the Company requires a signed contract or purchase order which specify pricing, quantity and product specifications. Delivery of the product occurs when customer receives the product, which is when the risks and rewards of ownership have been transferred. Delivery is evidenced by signed customer acknowledgement. The Company’s sales agreements do not provide the customer the right of return, unless the product is defective in which case the Company allows for an exchange of product or return. For the periods presented, defective product returns were immaterial.

Fair Value Measurements

We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We determine fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

  Level 1 Inputs: Unadjusted quoted prices for identical assets or liabilities in active markets accessible to the entity at the measurement date.

  Level 2 Inputs: Other than quoted prices included in Level 1, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

  Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The fair value measurement level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The fair values of the warrants that were exercised on June 6 and June 4, 2012, and outstanding as of December 31, 2011 were determined based on the Binominal option pricing model, using the following key assumptions:

	June 6, 2012	June 4, 2012	December 31, 2011
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.05%	0.04%	0.05%
Time to maturity (in years)	-	-	0.43
Expected volatility	47.4%	37.3%	80.0%
Fair value of underlying common shares (per share)	$9.22	$8.55	$10.46

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, the customers’ financial condition, the amount of accounts receivable in dispute, the accounts receivable aging and customers’ payment patterns. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

We generally ask our distributors to pay in advance before we deliver products, with few exceptions for a credit period of no longer than 30 days. For hospitals and clinics, depending on the relationship and the creditability, we generally grant a credit period of no longer than 90 days with exceptions to customers that we believe are credit worthy up to 6 months. Due to recovery of bad debt that we previously provided an allowance, the decrease in valuation allowance of bad debt was $1,904, $19,611 and $57,624, respectively, for the years ended December 31, 2012, 2011 and 2010.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. Cost of work in progress and finished goods comprise direct materials, direct production costs and an allocation of production overheads based on normal operating capacity. Adjustments are recorded to write down the carrying amount of any obsolete and excess inventory to its estimated net realizable value based on historical and forecasted demand.

We review the inventory periodically for possible obsolete goods and cost in excess of net realizable value to determine if any reserves are necessary. For the year ended December 31, 2011 and 2010, we wrote off $270,929 and $451,761 relating to obsolete plasma that may not qualify for production due to the 90-day quarantine period rules implemented by SFDA.

Share-based Payment

We measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period.

The fair value of options granted for the year ended December 31, 2012, 2011 and 2010 are estimated on the respective dates of grant using the Black-Scholes option pricing model with the following major assumptions:

	For the Years Ended
	December 31,	December 31,	December 31,
	2012	2011	2010
Expected volatility	104.00%	69.43%	134.66%
Expected dividends yield	0%	0%	0%
Expected term (in years)	6.01	5.00	6.40
Risk-free interest rate	0.82%	1.92%	1.90%
Fair value of underlying common stock (per share)	$9.61	$15.28	$12.25

The volatility of our common stock was estimated by us based on the historical volatility of our common stock. The risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated term of the options. The expected dividend yield was based on our current and expected dividend policy.

Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. We recognized a loss on abandonment and write off of long-lived assets totaling $6,603,028 for the year ended December 31, 2011 as described in Note 5 and Note 6 to our consolidated financial statements.

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although interest rates of our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the year ended December 31, 2012.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of December 31, 2012 would decrease net income before provision for income taxes by approximately $79,350 for the year ended December 31, 2012. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and majority of expenses are denominated in RMB. All of our assets are denominated in RMB, except certain cash balances. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates during the period. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of stockholder’s equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in banks as of December 31, 2012 and December 31, 2011 amounted to $129,609,317 and $88,957,826, respectively, $76,101 and $236,373 of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash in bank accounts.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 44.6% and 39.0% of the total sales for the year ended December 31, 2012, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2012, 2011 and 2010 begins on page F-1 of this report.

Quarterly Financial Results

The following table sets forth certain unaudited financial information for each of the eight quarters ended December 31, 2012. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in this annual report and, in the opinion of management, include all adjustments necessary for the fair presentation of the results of operations for these periods. This information should be read together with our audited consolidated financial statements and the related notes included elsewhere in this annual report.

(All amounts in thousands of U.S. dollars)

	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2012	2012	2012	2012	2011	2011	2011	2011
Sales	$33,996	$53,124	$50,466	$47,227	$35,652	$41,304	$41,665	$34,471
Gross profit	23,928	36,203	34,335	31,512	25,234	27,529	29,153	25,159
Earnings before income tax expenses	15,361	21,953	22,926	20,895	8,014	(5,814)	25,992	14,091
Net income attributable to Company	5,810	13,617	12,838	12,957	4,635	(9,362)	16,600	6,309
Basic earnings per share	0.22	0.51	0.50	0.51	0.18	(0.37)	0.67	0.26
Diluted earnings per share	0.21	0.50	0.46	0.44	0.18	(0.37)	0.28	0.23

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our CEO and CFO, evaluated the design and operating effectiveness as of December 31, 2012 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our CEO and CFO concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely manner.

Management’s Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, our Chief Executive Officer and Acting Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation we determined that our internal control over financial reporting was effective as of December 31, 2012.

Our internal control over financial reporting as of December 31, 2012 has been audited by our registered public accounting firm as stated in their report which is included in Part II, Item 9A of this form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
China Biologic Products, Inc.:

We have audited China Biologic Products, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China Biologic Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, China Biologic Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of China Biologic Products, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 13, 2013 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG

Hong Kong, China
March 13, 2013

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d) and 15d-15(f)) during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the year ended December 31, 2012, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Part III is included in our Proxy Statement for our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 of Part III is included in our Proxy Statement for our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Part III is included in our Proxy Statement for our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Part III is included in our Proxy Statement for our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 of Part III is included in our Proxy Statement for our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Date: March 13, 2013

CHINA BIOLOGIC PRODUCTS, INC.

By: /s/ David (Xiaoying) Gao
David (Xiaoying) Gao
Chief Executive Officer

By: /s/ Ming Yang
Ming Yang
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David (Xiaoying) Gao	Chairman and chief Executive Officer	March 13, 2013
David (Xiaoying) Gao	(Principal Executive Officer)

/s/ Ming Yang	Chief Financial Officer	March 13, 2013
Ming Yang	(Principal Financial and Accounting Officer )

/s/ Sean Shao	Director	March 13, 2013
Sean Shao

/s/ Zhijun Tong	Director	March 13, 2013
Zhijun Tong

/s/ Yungang Lu	Director	March 13, 2013
Yungang Lu

/s/ Bing Li	Director	March 13, 2013
Bing Li

/s/ Wenfang Liu	Director	March 13, 2013
Wenfang Liu

/s/ Albert (Wai Keung) Yeung	Director	March 13, 2013
Albert (Wai Keung) Yeung

/s/ Charles (Le) Zhang	Director	March 13, 2013
Charles (Le) Zhang

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
China Biologic Products, Inc.:

We have audited the accompanying consolidated balance sheets of China Biologic Products, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Biologic Products, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 19 to the consolidated financial statements, Guizhou Taibang Biological Products Co., Ltd. (“Guizhou Taibang”), a subsidiary of China Biologic Products, Inc., is a defendant in a lawsuit brought by strategic investors with respect to Guizhou Taibang’s failure to register their capital contributions in Guizhou Taibang with the local Administration for Industry and Commerce.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Biologic Products, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG

Hong Kong, China
March 13, 2013

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
	Note	2012	2011
ASSETS
Current Assets
Cash and cash equivalents		$129,609,317	$89,411,835
Accounts receivable, net of allowance for doubtful accounts	3	11,206,244	16,757,368
Inventories	4	75,679,173	71,338,590
Prepayments and other current assets		5,664,919	6,185,720
Total Current Assets		222,159,653	183,693,513

Property, plant and equipment, net	5	51,325,177	43,329,463
Intangible assets, net	6	3,541,582	6,520,671
Land use rights, net		5,818,709	5,487,343
Deposits related to land use rights	7	14,752,574	1,504,568
Restricted cash	9	2,912,145	-
Equity method investment	10	10,537,310	8,357,017
Total Assets		$311,047,150	$248,892,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	11	$7,935,000	$11,018,000
Accounts payable		2,908,624	4,996,463
Due to related parties	20	4,081,624	3,319,938
Other payables and accrued expenses	12	25,423,349	32,851,707
Advance from customers		2,857,420	4,852,125
Income tax payable		4,513,075	5,373,633
Derivative liabilities - warrants	14	-	5,410,419
Total Current Liabilities		47,719,092	67,822,285
Deferred income	9	2,912,145	-
Other liabilities		2,996,749	2,029,249
Total Liabilities		53,627,986	69,851,534

Stockholders’ Equity
Common stock: par value $0.0001; 100,000,000 shares authorized; 26,629,615 and 25,601,125 shares issued and outstanding at December 31, 2012 and 2011, respectively		2,663	2,560
Additional paid-in capital		62,251,731	48,838,311
Retained earnings		119,143,000	73,920,811
Accumulated other comprehensive income		14,072,322	12,750,682
Total equity attributable to China Biologic Products, Inc.		195,469,716	135,512,364

Noncontrolling interest		61,949,448	43,528,677

Total Stockholders’ Equity		257,419,164	179,041,041

Commitments and contingencies	19	-	-

Total Liabilities and Stockholders’ Equity		$311,047,150	$248,892,575

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the Years Ended
		December 31,	December 31,	December 31,
	Note	2012	2011	2010
Sales	18	$184,813,495	$153,092,289	$139,695,417
Cost of sales		58,835,998	46,017,661	36,951,149
Gross profit		125,977,497	107,074,628	102,744,268

Operating expenses
Selling expenses		14,421,258	14,595,794	7,372,348
General and administrative expenses		34,034,360	31,519,824	24,467,495
Research and development expenses		3,032,719	3,978,233	2,336,126
Impairment loss of goodwill	8	-	18,160,281	-
Loss on abandonment and write-off of long-lived assets	5,6	-	6,603,028	-
Income from operations		74,489,160	32,217,468	68,568,299
Other income (expenses)
Equity in income of an equity method investee	10	2,665,881	1,858,171	1,070,241
Change in fair value of derivative liabilities	14	1,769,140	11,974,834	(3,233,288)
Interest income		2,910,297	1,356,950	752,317
Interest expense		(1,269,850)	(4,670,606)	(2,682,482)
Other income (expense), net		570,511	(453,949)	1,125,972
Total other income (expenses), net		6,645,979	10,065,400	(2,967,240)

Earnings before income tax expense		81,135,139	42,282,868	65,601,059

Income tax expense	13	15,163,147	10,899,513	13,608,755

Net income		65,971,992	31,383,355	51,992,304

Less: Net income attributable to noncontrolling interest		20,749,803	13,201,645	20,449,421

Net income attributable to China Biologic Products, Inc.		$45,222,189	$18,181,710	$31,542,883

Net income per share of common stock:	21
Basic		$1.73	$0.73	$1.34
Diluted		$1.62	$0.37	$1.30
Weighted average shares used in computation:	21
Basic		26,153,540	25,028,796	23,586,506
Diluted		26,839,723	26,654,662	24,176,432

Net income		$65,971,992	$31,383,355	$51,992,304

Other comprehensive income :
Foreign currency translation adjustment, net of nil income taxes		1,735,492	6,846,721	5,177,515

Comprehensive income		67,707,484	38,230,076	57,169,819

Less: Comprehensive income attributable to noncontrolling interest		21,163,655	15,320,805	21,831,352

Comprehensive income attributable to China Biologic Products, Inc.		$46,543,829	$22,909,271	$35,338,467

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated	Equity
			Additional		other	attributable
	Common stock		paid-in	Retained	comprehensive	to China Biologic	Noncontrolling
	Shares	Par value	capital	earnings	income	Products, Inc.	interest	Total equity

Balance as of January 1, 2010	23,056,442	$2,305	$21,270,601	$24,196,218	$4,227,537	$49,696,661	$34,446,494	$84,143,155

Net income	-	-	-	31,542,883	-	31,542,883	20,449,421	51,992,304
Other comprehensive income	-	-	-	-	3,795,584	3,795,584	1,381,931	5,177,515
Dividend declared by subsidiaries to noncontrolling interest	-	-	-	-	-	-	(10,446,179)	(10,446,179)
Acquisition of noncontrolling interests	-	-	-	-	-	-	12,670	12,670
Share-based compensation	-	-	2,341,783	-	-	2,341,783	-	2,341,783
Common stock issued in connection with:
- Exercise of warrants	294,018	30	4,278,160	-	-	4,278,190	-	4,278,190
- Exercise of stock options	37,130	4	97,596	-	-	97,600	-	97,600
- Conversion of convertible notes	963,535	96	7,446,999	-	-	7,447,095	-	7,447,095
Balance as of December 31, 2010	24,351,125	$2,435	$35,435,139	$55,739,101	$8,023,121	$99,199,796	$45,844,337	$145,044,133

Net income	-	-	-	18,181,710	-	18,181,710	13,201,645	31,383,355
Other comprehensive income	-	-	-	-	4,727,561	4,727,561	2,119,160	6,846,721
Dividend declared by subsidiaries to noncontrolling interest	-	-	-	-	-	-	(14,766,400)	(14,766,400)
Acquisition of noncontrolling interests	-	-	(4,764,935)	-	-	(4,764,935)	(2,870,065)	(7,635,000)
Share-based compensation	-	-	4,896,232	-	-	4,896,232	-	4,896,232
Common stock issued in connection with:
- Exercise of stock options	75,000	8	299,992	-	-	300,000	-	300,000
- Conversion of convertible notes	1,175,000	117	12,971,883	-	-	12,972,000	-	12,972,000
Balance as of December 31, 2011	25,601,125	$2,560	$48,838,311	$73,920,811	$12,750,682	$135,512,364	$43,528,677	$179,041,041

Net income	-	-	-	45,222,189	-	45,222,189	20,749,803	65,971,992
Other comprehensive income	-	-	-	-	1,321,640	1,321,640	413,852	1,735,492
Dividend declared by subsidiaries to noncontrolling interest	-	-	-	-	-	-	(2,742,884)	(2,742,884)
Share-based compensation	-	-	4,544,927	-	-	4,544,927	-	4,544,927
Common stock issued in connection with:
- Exercise of stock options	90,990	9	727,308	-	-	727,317	-	727,317
- Exercise of warrants	937,500	94	8,141,185	-	-	8,141,279	-	8,141,279
Balance as of December 31, 2012	26,629,615	$2,663	$62,251,731	$119,143,000	$14,072,322	$195,469,716	$61,949,448	$257,419,164

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,971,992	$31,383,355	$51,992,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,792,418	4,253,661	3,607,184
Impairment loss of goodwill	-	18,160,281	-
Loss on abandonment and write-off of long-lived assets	-	6,603,028	-
Amortization	3,088,320	3,394,808	3,566,269
Loss on sale of property, plant and equipment	828,296	166,934	120,224
Reversal of allowance for doubtful accounts, net	(1,904)	(19,611)	(57,624)
Provision for (reversal of) doubtful accounts - other receivables and prepayments	110,123	(10,254)	475,346
Write-down of obsolete inventories	-	270,929	451,761
Deferred tax expense (benefit)	1,127,433	(2,595,103)	(1,101,171)
Share-based compensation	4,544,927	4,896,232	2,341,783
Change in fair value of derivative liabilities	(1,769,140)	(11,974,834)	3,233,288
Amortization of deferred note issuance cost	-	91,945	258,753
Amortization of discount on convertible notes	-	3,503,767	1,590,740
Equity in income of an equity method investee	(2,665,881)	(1,858,171)	(1,070,241)
Change in operating assets and liabilities:
Accounts receivable	5,689,638	(6,126,742)	(7,820,523)
Prepayment and other current assets	(268,498)	(711,740)	91,379
Inventories	(3,750,200)	(17,079,263)	(16,026,215)
Accounts payable	(2,184,674)	431,836	505,407
Other payables and accrued expenses	(3,210,777)	6,061,066	190,975
Accrued interest - noncontrolling interest shareholders	-	-	(2,086,010)
Advance from customers	(2,034,138)	1,140,386	(429,497)
Due to related parties	734,037	-	-
Income tax payable	(904,655)	(1,512,591)	(1,046,906)
Net cash provided by operating activities	71,097,317	38,469,919	38,787,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received	1,109,115	1,209,880	-
Acquisition of a subsidiary, net of cash acquired	-	-	(4,063,325)
Payment for property, plant and equipment	(13,886,045)	(7,968,870)	(10,313,432)
Payment for intangible assets and land use rights	(14,059,397)	(424,971)	(1,474,718)
Proceeds from sale of property, plant and equipment	83,134	56,709	-
Net cash used in investing activities	(26,753,193)	(7,127,252)	(15,851,475)

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 31,
	2012	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants exercised	4,500,000	-	1,232,486
Proceeds from stock option exercised	727,317	300,000	97,600
Acquisition of noncontrolling interest	-	(7,635,000)	-
Proceeds from short term bank loans	11,076,100	18,595,200	5,917,600
Repayment of short term bank loans	(14,286,800)	(10,847,200)	(7,397,000)
Repayment of noncontrolling interest shareholder loan	-	-	(3,683,377)
Dividends paid by subsidiaries to noncontrolling interest shareholders	(7,120,693)	(10,489,504)	(10,446,179)
Net cash used in financing activities	(5,104,076)	(10,076,504)	(14,278,870)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	957,434	3,204,304	2,440,536

NET INCREASE IN CASH	40,197,482	24,470,467	11,097,417

Cash and cash equivalents at beginning of year	89,411,835	64,941,368	53,843,951

Cash and cash equivalents at end of year	$129,609,317	$89,411,835	$64,941,368

Supplemental cash flow information
Cash paid for income taxes	$14,940,369	$15,007,206	$15,756,832
Cash paid for interest expense	$446,381	$890,312	$810,643
Noncash investing and financing activities:
Convertible notes conversion	$-	$12,972,000	$7,447,095
Transfer from prepayments and deposits to property, plant and equipment	$38,452	$959,660	$1,078,348
Land use right acquired with prepayments made in prior periods	$-	$312,060	$-
Acquisition of property, plant and equipment included in payables	$104,300	$83,226	$2,164,449
Exercise of warrants that were liability classified	$3,641,279	$-	$3,045,704
Restricted cash from government grants for property, plant and equipment	$2,912,145	$-	$-

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT CONCENTRATIONS AND RISKS

China Biologic Products, Inc. (“CBP”) and its subsidiaries (collectively, the “Company”), through its subsidiaries in the People’s Republic of China (the “PRC”), is a biopharmaceutical company that is principally engaged in the research, development, manufacturing and sales of plasma-based pharmaceutical products in the PRC. The PRC subsidiaries own and operate plasma stations that purchase and collect plasma from individual donors. The plasma is processed into finished goods after passing through a series of fractionating processes. All of the Company’s plasma products are prescription medicines that require government approval before the products are sold to customers. The Company primarily sells its products to hospitals and inoculation centers directly or through distributors in the PRC.

Cash Concentration

The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for its bank accounts located in the United States. Cash balances maintained at financial institutions or state-owned banks in the PRC are not covered by insurance. Total cash at banks as of December 31, 2012 and December 31, 2011 amounted to $129,289,461 and $88,957,826, respectively, of which $76,101 and $236,373 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

Sales Concentration

The Company’s two major products are human albumin and human immunoglobulin for intravenous injection (“IVIG”). Human albumin accounted for 44.6%, 54.5% and 48.0% of the total sales for the years ended December 31, 2012, 2011 and 2010, respectively. IVIG accounted for 39.0%, 32.3% and 34.3% of the total sales for the years ended December 31, 2012, 2011 and 2010, respectively. If the market demands for human albumin and IVIG cannot be sustained in the future or the price of human albumin and IVIG decreases, the Company’s operating results could be adversely affected. All of the Company's plasma products are prescription medicines that require government approval before the products are sold to customers, and all production facilities of the Company are required to obtain Good Manufacturing Practice (“GMP”) certificates for their pharmaceutical production activities. The Company needs to comply with the more stringent new GMP standard which takes effect by the end of 2013. The Company had planned to upgrade some of the production facilities and/or construct new production facilities for one of its operating subsidiary in June or July 2013 (Note 7). The production of the related facilities may be suspended and the total production capacity of the Company is expected to decrease in part of 2013 and 2014.

Substantially all of the Company’s customers are located in the PRC. There were no customers that individually comprised 10% or more of the sales during the years ended December 31, 2012, 2011 and 2010. No individual customer represented 10% or more of trade receivables as at December 31, 2012 and 2011. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

Purchase Concentration

There were no suppliers that comprised 10% or more of the total purchases during the year ended December 31, 2012. Two vendors and one vendor individually comprised 10% or more of the Company’s total purchase during the year ended December 31, 2011 and 2010, respectively. Two vendors individually represented more than 10% of accounts payables as at December 31, 2012. There was one vendor that represented more than 10% of accounts payables as at December 31, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and include the financial statements of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. The Company has no involvement with variable interest entities. The Company accounts for investments over which it has significant influence but not a controlling financial interest using the equity method of accounting.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the fair value determinations of financial and equity instruments and the valuation of share-based compensation, assets acquired and liabilities assumed in a business combination, deferred tax assets and inventories; the recoverability of goodwill, intangible asset, land use right and property, plant and equipment; and reserves for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

Foreign Currency Translation

The accompanying consolidated financial statements of the Company are reported in US dollar. The financial position and results of operations of the Company’s subsidiaries in the PRC are measured using the Renminbi, which is the local and functional currency of these entities. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Revenues and expenses are translated at the average rate of exchange during the period. Translation adjustments are included in other comprehensive income.

Revenue Recognition

Revenue represents the invoiced value of products sold, net of value added taxes (VAT).

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred and the customer takes ownership and assumes risk of loss, the sales price is fixed or determinable and collection of the relevant receivable is probable. The Company mainly sells human albumin and human immunoglobulin to hospitals, inoculation centers and pharmaceutical distributors. For all sales, the Company requires a signed contract or purchase order, which specify pricing, quantity and product specifications. Delivery of the product occurs when the customer receives the product, which is when the risks and rewards of ownership have been transferred. Delivery is evidenced by signed customer acknowledgement. The Company’s sales agreements do not provide the customer the right of return, unless the product is defective in which case the Company allows for an exchange of product or return. For the periods presented, defective product returns were immaterial.

Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

• Level 1 Inputs: Unadjusted quoted prices for identical assets or liabilities in active markets accessible to the entity at the measurement date.

• Level 2 Inputs: Other than quoted prices included in Level 1, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

• Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The fair value measurement level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. The provisions of the ASU are effective for annual or interim reporting periods beginning after December 15, 2011. The Company adopted the provisions of the ASU in 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s consolidated financial statements.

See Note 17 to the Consolidated Financial Statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits. The Company considers all highly liquid investments with original maturities of three-month or less at the time of purchase to be cash equivalents. Cash and cash equivalents include $20,631,000 and nil of certificates of deposit with an initial term of three months or less at December 31, 2012 and 2011.

As of December 31, 2012 and 2011, the Company maintained cash at banks in the following locations:

	December 31, 2012	December 31, 2011
PRC, excluding Hong Kong	$129,213,360	$88,721,453
U.S.	76,101	236,373
Total	$129,289,461	$88,957,826

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, the customers’ financial condition, the amount of accounts receivables in dispute, the accounts receivables aging and customers’ payment patterns. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. Cost of work in progress and finished goods comprise direct materials, direct production costs and an allocation of production overheads based on normal operating capacity. Adjustments are recorded to write down the carrying amount of any obsolete and excess inventory to its estimated net realizable value based on historical and forecasted demand.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Repair and maintenance costs are expensed as incurred.

Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Buildings	30 years
Machinery and equipment	10 years
Furniture, fixtures, office equipment and vehicles	5-10 years

Equity Method Investment

Investment in an investee in which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method. Significant influence is generally presumed to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the board of directors and participation in policy-making processes, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the Company’s share of the investee’s results of operations is included in other income (expense) in the Company’s consolidated statements of comprehensive income. Deferred taxes are provided for the difference between the book and tax basis of the investment. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists. The process of assessing and determining whether an impairment on a particular equity investment is other than temporary requires a significant amount of judgment. To determine whether an impairment is other-than-temporary, management considers whether the Company has the ability and intent to hold the investment until recovery and whether evidence indicating the carrying value of the investment is recoverable outweighs evidence to the contrary. No impairment loss was recognized by the Company for the years ended December 31, 2012, 2011 and 2010.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization expense is recognized on the straight-line basis over the assets’ estimated useful life, as the pattern in which the economic benefits of the intangible assets are used up cannot be reliably determined. The estimated useful life is the period over which the intangible asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company has no intangible assets with indefinite useful lives. The estimate useful lives of intangible assets are as follows:

Permits and licenses	10 years
GMP Certificate	5 years
Long-term customer-relationship	4 years

Land Use Rights

Land use rights represent the exclusive right to occupy and use a piece of land in the PRC for a specified contractual term. Land use rights are carried at cost, less accumulated amortization. Amortization is calculated using the straight-line method over the contractual period of the rights ranging from 40 to 50 years.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2012, 2011 and 2010 were $3,032,719, $3,978,233 and $2,336,126, respectively. These expenses include the costs of the Company’s internal research and development activities.

Product Liability

The Company’s products are covered by two separate product liability insurances each with coverages of approximately $3,174,000 (or RMB20,000,000) for the products sold by Shandong Taibang Biological Products Co., Ltd. (“Shandong Taibang”) and Guizhou Taibang Biological Products Co., Ltd. (“Guizhou Taibang”), respectively. There were no product liability claims as of December 31, 2012.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.The Company records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses.

Share-based Payment

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period.

Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company recognized a loss on abandonment and write-off of long-lived assets totaling $6,603,028 for the year ended December 31, 2011 as described in Note 5 and Note 6.

Net Income per Share

Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted average number of common stock outstanding during the year using the two-class method. Under the two-class method, net income is allocated between common stock and other participating securities based on their participating rights in undistributed earnings. The Company’s nonvested shares were considered participating securities since the holders of these securities participate in dividends on the same basis as common stockholders. Diluted net income per share is calculated by dividing net income attributable to common stockholders as adjusted for the effect of dilutive common stock equivalent, if any, by the weighted average number of common stock and dilutive common stock equivalent outstanding during the year. Potential dilutive securities are not included in the calculation of diluted earnings per share if the impact is anti-dilutive.

Segment Reporting

The Company has one operating segment, which is the manufacture and sales of human plasma products. Substantially all of the Company’s operations and customers are located in the PRC, and therefore, no geographic information is presented.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations and tax matters. An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Reclassifications

Certain amounts in the audited consolidated balance sheet as of December 31, 2011, consolidated statements of comprehensive income for the years ended December 31, 2011 and 2010, and related notes have been reclassified to conform to the presentation for the year ended December 31, 2012.

Specifically, (1) other receivables, prepayments and prepaid expenses, and deferred tax assets were combined to prepayments and other current assets; (2) prepayment related to property, plant and equipment in prepayments and deposits for property, plant and equipment was reclassified to property, plant and equipment, net, and the remaining balance in prepayments and deposits for property, plant was reported as deposits related to land use rights; (3) other taxes payable was reclassified to other payables and accrued expenses; (4) advance from customers - a related party was reclassified to advance from customers; (5) other payable and deferred tax liabilities were reclassified to other liabilities; (6) interest expense, net was divided into interest income and interest expense.

There was no impact on total current assets, total assets, total current liabilities, total liabilities, net income, or cash flows.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011

Accounts receivable	$11,621,851	$17,171,460
Less: Allowance for doubtful accounts	(415,607)	(414,092)
Total	$11,206,244	$16,757,368

The activity in the allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 are as follows:

	For the Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Beginning balance	$414,092	$1,238,640	$1,254,955
Provisions	-	-	4,684
Recoveries	(1,904)	(19,611)	(62,308)
Write-offs	-	(837,975)	-
Foreign currency translation adjustment	3,419	33,038	41,309
Ending Balance	$415,607	$414,092	$1,238,640

NOTE 4 – INVENTORIES

Inventories at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011

Raw materials	$29,596,746	$29,403,776
Work-in-process	24,524,142	21,385,806
Finished goods	21,558,285	20,549,008
Total	$75,679,173	$71,338,590

Raw materials mainly comprised of the human blood plasma collected from the Company’s plasma stations. Work-in-process represented the intermediate products in the process of production. Finished goods mainly comprised human albumin and immunoglobulin products. Provisions to write-down the carrying amount of obsolete inventory to its estimated net realizable value amounted to nil, $270,929 and $451,761 for the years ended December 31, 2012, 2011 and 2010, respectively, and were recorded as cost of sales in the consolidated statements of comprehensive income.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011

Buildings	$25,183,496	$25,296,828
Machinery and equipment	29,625,166	29,891,291
Furniture, fixtures, office equipment and vehicles	6,513,482	6,445,851
Total property, plant and equipment, gross	61,322,144	61,633,970
Accumulated depreciation	(24,356,752)	(21,744,060)
Total property, plant and equipment, net	36,965,392	39,889,910
Construction in progress	3,501,404	656,629
Prepayment for property, plant and equipment	10,858,381	2,782,924
Property, plant and equipment, net	$51,325,177	$43,329,463

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $5,792,418, $4,253,661 and $3,607,184, respectively. No interest expenses were capitalized into construction in progress for the years ended December 31, 2012, 2011 and 2010.

On July 15, 2011, the Guizhou Provincial Health Department issued the revised “Plan for Guizhou Provincial Blood Collection Institution Setting (2011-2014)”, which stipulates the number of counties that are permitted to set up plasma collection stations in Guizhou Province is limited to four counties (the “Guizhou Plan”). As a result of the implementation of the Guizhou Plan, the licenses of four plasma collection stations and one inactive plasma collection station with respect to Guizhou Taibang were not renewed upon their expiration on July 31, 2011. Therefore, the Company closed these plasma collection stations and recognized a loss on abandonment of property, plant and equipment of $1,410,379 for the year ended December 31, 2011.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Permits and licenses	10 years	$4,987,647	(2,119,622)	2,868,025
GMP certificate	5 years	2,525,679	(1,955,360)	570,319
Long-term customer-relationship	4 years	7,519,206	(7,519,206)	-
Others		214,520	(111,282)	103,238
Total		$15,247,052	(11,705,470)	3,541,582

	December 31, 2011
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Permits and licenses	10 years	$4,946,791	(1,562,105)	3,384,686
GMP certificate	5 years	2,504,990	(1,364,070)	1,140,920
Long-term customer-relationship	4 years	7,457,612	(5,593,209)	1,864,403
Others		233,030	(102,368)	130,662
Total		$15,142,423	(8,621,752)	6,520,671

Aggregate amortization expense for amortizing intangible assets was $3,011,560, $3,270,131 and $3,422,418, for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated amortization expenses for the next five years are $949,880 in 2013, $486,791 in 2014, $485,029 in 2015, $479,523 in 2016, and $445,760 in 2017. For the year ended December 31, 2011, the Company recognized loss on the write off of collection permits and licenses totaling $5,192,649 as a result of the closure of the plasma collection stations of Guizhou Taibang, as disclosed in Note 5.

NOTE 7 – DEPOSITS RELATED TO LAND USE RIGHTS

As of December 31, 2012, the deposits mainly represented a $13,325,580 refundable payment made by Guizhou Taibang to the local government in connection with the public bidding for a land use right in Guizhou Province. The payment will be refunded within one year following the completion of the bidding process. If the Company is successful in the bid, the land use right will be used for the construction of a new manufacturing facility to comply with the new GMP standard effective by the end of 2013. However, due to potential delays in government approval procedures with respect to the land use right for such site, the Company may not be able to complete the construction of the new production facility as planned. In order to mitigate the operation disruption at Guizhou Taibang, the Company plans to upgrade its existing production facility to meet the new GMP standard in June or July 2013. All the related assets in the existing manufacturing facility to be abandoned are depreciated over the shortened use period.

NOTE 8 – GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2012, 2011 and 2010 were as follows:

	For the Years ended
	December 31,	December 31,	December 31,
	2012	2011	2010

Balance as of January 1	$-	$17,778,231	$17,200,728
Addition	-	-	-
Impairment loss	-	(18,160,281)	-
Foreign currency exchange difference	-	382,050	577,503
Balance as of December 31	$-	$-	$17,778,231

Four active plasma stations of the Company were closed on August 1, 2011 as a result of a regulatory order (Note 5). Following the closure, the Company revised its earnings guidance for the year of 2011 and experienced incremental decline in its stock price and market capitalization in the third quarter of 2011. Therefore the Company performed goodwill impairment test as of September 30, 2011 to identify if goodwill should be impaired.

A two step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of the reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. If an indication of impairment exists under the first step, a second step is performed to determine the amount of the impairment. This involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill.

The fair value of the reporting unit for step one was determined based on the quoted market price of the Company’s common stock. The first step of the impairment test concluded that the carrying value of the Company’s reporting unit exceeded its fair value. As a result, the Company performed the second step of the goodwill impairment test for its reporting unit. The Company determined that the implied fair value of goodwill was nil. Therefore, a goodwill impairment loss of $18,160,281 was recognized for the year ended December 31, 2011.

NOTE 9 – RESTRICTED CASH

On November 1, 2012, Guizhou Taibang entered into an agreement with the Financial Bureau of Huaxi District, Guiyang City. Pursuant to the agreement, the Financial Bureau of Huaxi District provided $2,912,145 (equivalent RMB 18,350,000) to Guizhou Taibang to subsidize the technical upgrade in respect of the new GMP standard (see Note 7). The agreement is valid for a three-year period. The usage of this fund must be under the supervision of the Financial Bureau of Huaxi District and cannot be used for other purposes.

NOTE 10 – EQUITY METHOD INVESTMENT

The Company’s equity method investment as of December 31, 2012 and 2011 represented 35% equity interest investment in Xi’an Huitian Blood Products Co., Ltd. (“Huitian”).

In October 2008, Shandong Taibang entered into an equity purchase agreement with one of the equity owners of Huitian (“Seller”) to acquire 35% equity interest in Huitian. In connection with this transaction, in October 2008, Taibang Biological Limited (“Taibang Biological”) entered into an entrust agreement (the “Entrust Agreement”) with Shandong Taibang and the noncontrolling interest holder of Shandong Taibang, pursuant to which, Taibang Biological would pay the cash consideration, including interest, of $6,502,901 (or RMB44,327,887) to the Seller, and would bear the risks and benefits as a 35% equity owner in Huitian. In addition, Taibang Biological would pay Shandong Taibang RMB120,000 (approximately $19,044) per year as compensation for the administrative costs of Shandong Taibang’s holding of the 35% equity interest in Huitian on behalf of Taibang Biological. Such amount paid and received is eliminated upon consolidation. Taibang Biological agreed to indemnify the noncontrolling interest holder of Shandong Taibang for any loss arising from the Entrust Agreement and has pledged the Company’s equity interest in Shandong Taibang as collateral against such loss.

The excess of carrying amount over the Company’s share of net assets of equity method investees is $2,722,915 and $2,895,402 at December 31, 2012 and 2011, respectively, which comprises fair value adjustments for property, plant and equipment and land use right of $1,424,210 and $1,724,481 at December 31, 2012 and 2011, respectively, and goodwill of $1,298,705 and $1,170,921 at December 31, 2012 and 2011, respectively. The fair value adjustments are amortized over the remaining useful lives of related assets. The equity method goodwill is not amortized; however, the investment is reviewed for impairment.

NOTE 11 – SHORT-TERM BANK LOANS

The Company’s bank loans at December 31, 2012 and 2011 consisted of the following:

	Maturity	Annual	December 31,	December 31,
Loans	date	interest rate	2012	2011

Short-term bank loan, secured	March 22, 2012	6.06%	$-	$3,148,000
Short-term bank loan, unsecured	January 29, 2012	5.81%	-	1,574,000
Short-term bank loan, unsecured	January 29, 2012	6.06%	-	1,574,000
Short-term bank loan, unsecured	May 19, 2012	6.31%	-	4,722,000
Short-term bank loan, unsecured	August 1, 2013	6.00%	3,174,000	-
Short-term bank loan, unsecured	September 3, 2013	6.00%	3,174,000	-
Short-term bank loan, unsecured	September 3, 2013	6.00%	1,587,000	-
Total			$7,935,000	$11,018,000

Interest expense amounted to $446,381, $705,426 and $291,725 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company did not have any revolving line of credit as of December 31, 2012 and 2011.

NOTE 12 – OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011

Payables to potential investors (1)	$8,728,368	$8,259,232
Salaries and bonuses payable	6,868,908	7,259,978
Accruals for selling commission and promotion fee	3,476,215	7,999,892
Dividends payable to noncontrolling interest shareholders	-	4,344,240
Payables for construction work	347,877	429,564
Other tax payables	2,180,643	2,189,913
Others	3,821,338	2,368,888
Total	$25,423,349	$32,851,707

(1)

The payables to potential investors comprise deposits received from potential strategic investors of $6,309,912 and $6,258,224 as of December 31, 2012 and 2011, respectively, and related interest on these deposits of $2,418,456 and $2,001,008 as of December 31, 2012 and 2011, respectively.

In 2007, Guizhou Taibang received an aggregate amount of $7,506,408 (or RMB50,960,000) from certain potential strategic investors in connection with their subscription to purchase shares in Guizhou Taibang. The registration of the new investors as Guizhou Taibang’s shareholders and the related increase in registered capital of Guizhou Taibang with the Administration for Industry and Commerce are pending due to shareholders dispute as described in the legal proceeding section (see Note 19). In 2010, the Company refunded $1,699,040 (or RMB11,200,000) to one of the potential investors.

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

Hong Kong

Taibang Holdings (Hong Kong) Limited (“Taibang Holdings”, formerly known as “Logic Holdings (Hong Kong) Limited”) is incorporated in Hong Kong and is subject to Hong Kong’s profits tax rate of 16.5% for the years ended December 31, 2012, 2011 and 2010. Taibang Holdings did not earn any income that was derived in Hong Kong for the years ended December 31, 2012, 2011 and 2010. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax at 25% unless otherwise specified.

On February 12, 2009, Shandong Taibang received the High and New Technology Enterprise certificate from the Shandong provincial government. This certificate entitled Shandong Taibang to pay income taxes at a 15% preferential income tax rate for a period of three years from 2008 to 2010. On October 31, 2011, Shandong Taibang obtained a notice from the Shandong provincial government that the High and New Technology Enterprise qualification has been renewed for an additional three years from 2011 to 2013. Guizhou Taibang was entitled to the preferential income tax rate of 15% under the 10-year Western Development Tax Concession, which ended in 2010. According to CaiShui [2011] No. 58 dated July 27, 2011, Guizhou Taibang, being a qualified enterprise located in the western region of the PRC, enjoys a preferential income tax rate of 15% effective retroactively from January 1, 2011 to December 31, 2020.

The components of earnings (losses) before income taxes by jurisdictions are as follows:

	For the Years Ended
	December 31,	December 31,	December 31,
	2012	2011	2010

PRC, excluding Hong Kong	$84,980,477	$42,616,865	$78,868,026
U.S.	(6,314,398)	(1,403,437)	(11,948,208)
BVI	2,538,030	1,645,364	(474,777)
Hong Kong	(68,970)	(575,924)	(843,982)
Total	$81,135,139	$42,282,868	$65,601,059

Income tax expense for the years ended December 31, 2012, 2011 and 2010 represents current income tax expense and deferred tax expense (benefit):

	For the Years Ended
	December 31,	December 31,	December 31,
	2012	2011	2010

Current income tax expense	$14,035,714	$13,494,616	$14,709,926
Deferred tax expense (benefit)	1,127,433	(2,595,103)	(1,101,171)
	$15,163,147	$10,899,513	$13,608,755

The effective income tax rate based on income tax expense and earnings before income taxes reported in the consolidated statements of comprehensive income differs from the PRC statutory income tax rate of 25% due to the following:

	For the Years Ended
	December 31,	December 31,	December 31,
	2012	2011	2010
	(in percentage to earnings before income tax expense)
PRC statutory income tax rate	25.0%	25.0%	25.0%
Non-taxable income	(0.7)%	(2.3)%	(0.3)%
Non-deductible expenses:
Share-based compensation	1.9%	3.9%	1.2%
Impairment loss on goodwill	-	10.7%	-
Loss on write-off of long-lived assets	-	0.8%	-
Others	0.4%	0.7%	3.1%
Tax rate differential	(1.2)%	1.6%	(1.1)%
Effect of change in tax rate on deferred tax	-	(1.8)%	(1.1)%
Effect of PRC preferential tax rate	(11.0)%	(18.2)%	(12.4)%
Bonus deduction on research and development expenses	(1.3)%	(1.2)%	(0.3)%
Change in valuation allowance	0.7%	2.0%	4.3%
PRC dividend withholding tax	4.0%	3.1%	2.0%
Tax effect of equity method investment	0.9%	1.5%	0.3%
Effective income tax rate	18.7%	25.8%	20.7%

The PRC tax rate has been used because the majority of the Company’s consolidated pre-tax earnings arise in the PRC.

As of December 31, 2012 and 2011, significant temporary differences between the tax basis and financial statement basis of assets and liabilities that gave rise to deferred taxes were principally related to the following:

	December 31, 2012	December 31, 2011

Deferred tax assets arising from:
-Accrued expenses	$1,841,210	$1,999,563
-Derivative liabilities	-	1,839,542
-Tax loss carryforwards	7,078,822	5,328,444
Gross deferred tax assets	8,920,032	9,167,549

Less: valuation allowance	(5,887,981)	(7,167,986)
Net deferred tax assets	$3,032,051	$1,999,563

Deferred tax liabilities arising from:
- Intangible assets	$(498,987)	$(924,527)
- Property, plant and equipment	(198,443)	(292,111)
- Equity method investment	(1,190,841)	(469,134)
- Dividend withholding tax	(1,955,186)	-
Deferred tax liabilities	$(3,843,457)	$(1,685,772)

Classification on consolidated balance sheets:

Deferred tax assets – current, net (included in prepayments and other current assets)	$1,841,210	$1,999,563

Deferred tax liabilities - non-current, net (included in other liabilities)	$(2,652,616)	$(1,685,772)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and tax loss carryforwards are utilized. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryforwards periods), projected future taxable income, and tax planning strategies in making this assessment.

The deferred tax assets of $7,078,822 for tax loss carry forwards as of December 31, 2012, of which $3,300,089 and $3,778,733 relate to tax loss carryforwards of certain PRC subsidiaries and CBP, respectively. For PRC income tax purposes, certain of the Company's PRC subsidiaries had tax loss carryforwards of $13,200,354, of which $1,118,311, $5,121,302 and $6,960,741 would expire by 2015, 2016 and 2017, respectively, if unused. For United States federal income tax purposes, CBP had tax loss carryforwards of approximately $11,113,921, of which $1,268,307, $614,982, $1,113,597, $1,405,718, $2,350,326, $3,382,154 and $978,837 would expire by 2026, 2027, 2028, 2029, 2030, 2031 and 2032, respectively, if unused. In view of their cumulative losses positions, management determined it is more likely than not that deferred tax assets of these PRC subsidiaries will not be realized, and therefore full valuation allowances of $3,300,089 and $1,571,284 were provided as of December 31, 2012 and 2011, respectively. For deferred tax assets of CBP, management determined it is more likely than not that some portion of the deferred tax assets of CBP will not be realized, and therefore valuation allowances of $2,587,892 and $5,596,702 were provided as of December 31, 2012 and 2011, respectively. The change in valuation allowance for the years ended December 31, 2012, 2011 and 2010 was a decrease of $1,280,005, an increase of $830,497 and an increase of $2,806,835, respectively. Management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of the valuation allowances, as of December 31, 2012 and December 31, 2011.

According to the prevailing PRC income tax law and relevant regulations, dividends relating to earnings accumulated beginning on January 1, 2008 that are received by non-PRC-resident enterprises from PRC-resident enterprises are subject to withholding tax at 10%, unless reduced by tax treaties or similar arrangement. Dividends relating to undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. Further, dividends received by the Company from its overseas subsidiaries are subject to the U.S. federal income tax at 34%, less any qualified foreign tax credits. Based on the dividend policy of Shandong Taibang, Taibang Biological Ltd. has provided the deferred tax liabilities of $1,955,186 on undistributed earnings of $20 million, approximately 40% of Shandong Taibang’s net income for the year ended December 31, 2012. Due to the Company’s plan and intention of reinvesting its earnings in its PRC business, the Company has not provided for the related deferred tax liabilities on the remaining undistributed earnings of Shandong Taibang and Guizhou Taibang totalling $99 million as of December 31, 2012.

As of January 1, 2010 and for each of the years ended December 31, 2010, 2011 and 2012, the Company and its subsidiaries did not have any unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

The Company and each of its PRC subsidiaries file income tax returns in the United States and the PRC, respectively. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2007. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100,000 (approximately $15,000). In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. The PRC tax returns for the Company’s PRC subsidiaries are open to examination by the PRC tax authorities for the tax years beginning in 2007.

NOTE 14 – WARRANTS, OPTIONS AND NONVESTED SHARES

Warrants

In connection with the issuance of convertible notes in 2009, which were fully converted by December 31, 2011, the Company issued warrants to purchase 1,194,268 and 93,750 shares of its common stock to the investors and placement agent, respectively.

The summary of warrant activities is as follows:

		Weighted	Average
	Warrants	Average	Remaining
	Outstanding	Exercise Price	Contractual Life

January 1, 2010	1,288,018	4.89	2.44
Granted	-	-	-
Exercised	(256,768)	4.80	1.44
Exercised-cashless	(93,750)	6.00	1.44
December 31, 2010	937,500	4.80	1.44
Granted	-	-	-
Exercised	-	-	-
December 31, 2011	937,500	4.80	0.44
Granted	-	-	-
Exercised	(937,500)	4.80	-
December 31, 2012	-	-	-

During the year ended December 31, 2010, the placement agents executed cashless exercise of all the 93,750 placement agent warrants and received 37,250 shares of the Company’s common stock.

In June 2012, the warrants to purchase 937,500 shares of common stock of the Company were exercised and the Company received proceeds of $4,500,000. As of December 31, 2012, there were no warrants outstanding.

The fair values of the warrants that were exercised on June 6 and June 4, 2012, and outstanding as of December 31, 2011 were determined based on the Binominal option pricing model, using the following key assumptions:

	June 6, 2012	June 4, 2012	December 31, 2011

Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.05%	0.04%	0.05%
Time to maturity (in years)	-	-	0.43
Expected volatility	47.4%	37.3%	80.0%
Fair value of underlying common shares (per share)	$9.22	$8.55	$10.46

Change in fair value of derivative liabilities for the years ended December 31, 2010, 2011 and 2012 is set forth below:

		Increase (decrease)
	Fair value	in fair value	Fair value at	Fair value at	Fair value
	at January	for the year ended	date of warrants	date of notes	at December
	1, 2010	December 31, 2010	exercise	conversion	31, 2010

Embedded conversion option in the notes	$19,960,145	$1,793,254	$-	$(7,191,738)	$14,561,661
Warrants issued to investors	11,804,252	1,668,067	(2,376,727)	-	11,095,592
Warrants issued to placement agent	897,010	(228,033)	(668,977)	-	-
Total	$32,661,407	$3,233,288	$(3,045,704)	$(7,191,738)	$25,657,253

		Decrease
	Fair value	in fair value	Fair value at	Fair value at	Fair value
	at January	for the year ended	date of warrants	date of notes	at December
	1, 2011	December 31, 2011	exercise	conversion	31, 2011

Embedded conversion option in the notes	$14,561,661	$(6,289,661)	$-	$(8,272,000)	$-
Warrants issued to investors	11,095,592	(5,685,173)	-	-	5,410,419
Total	$25,657,253	$(11,974,834)	$-	$(8,272,000)	$5,410,419

		Decrease
	Fair value	in fair value	Fair value at	Fair value
	at January	for the year ended	date of warrants	at December
	1, 2012	December 31, 2012	exercise	31, 2012

Warrants issued to investors	$5,410,419	$(1,769,140)	$(3,641,279)	$-
Total	$5,410,419	$(1,769,140)	$(3,641,279)	$-

Options

Effective May 9, 2008, the Board of Directors adopted the China Biologic Products, Inc. 2008 Equity Incentive Plan, (“the 2008 Plan”). The 2008 Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of five million shares of the Company’s common stock may be issued pursuant to the 2008 Plan. The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than the fair market value per share on the grant date, except that, in the case of an incentive stock option granted to a person who holds more than 10% of the total combined voting power of all classes of the Company’s stock or any of its subsidiaries, the exercise price will be no less than 110% of the fair market value per share on the grant date. No awards may be granted under the 2008 Plan after May 9, 2018, except that any award granted before then may extend beyond that date. All the options to be granted will have 10-year terms.

For the year ended December 31, 2010, stock options to purchase an aggregate of 1,041,000 common stock were granted to directors and employees at exercise prices ranging from $10.66 to $12.60 per share that vested immediately or with vesting periods ranging from 1 year to 3 years.

For the year ended December 31, 2011, stock options to purchase an aggregate of 175,000 common stock were granted to directors and employees at exercise prices ranging from $5.97 to $17.00 per share with vesting periods of 1 year.

For the year ended December 31, 2012, stock options to purchase an aggregate of 900,000 common stock were granted to directors and employees at exercise prices ranging from $9.16 to $9.85 per share with vesting periods ranging from 1 year to 4 years.

A summary of stock options activity for the years ended December 31, 2010, 2011and 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Options	Price	Term in years	Intrinsic Value

Outstanding as of January 1, 2010	910,000	$4.00	8.43	$7,352,800
Granted	1,041,000	12.25
Exercised	(44,400)	4.00		$(386,322)
Outstanding as of December 31, 2010	1,906,600	$8.50	8.55	$15,039,114
Granted	175,000	15.28
Exercised	(75,000)	4.00		$(635,250)
Forfeited and expired	(12,000)	12.26
Outstanding as of December 31, 2011	1,994,600	$9.24	7.71	$5,197,076
Granted	900,000	9.61
Exercised	(90,990)	7.99		$(468,322)
Forfeited and expired	(155,001)	9.69
Outstanding as of December 31, 2012	2,648,609	$9.39	7.65	$18,374,422
Vested and expected to vest as of December 31, 2012	2,648,609	$9.39	7.65	$18,374,422
Exercisable as of December 31, 2012	1,611,770	$8.85	6.72	$12,055,323

The weighted average option fair value of $7.58 per share or an aggregate of $6,817,649 on the date of grant during the year ended December 31, 2012, the weighted average option fair value of $8.95 per share or an aggregate of $1,566,250 on the date of grant during the year ended December 31, 2011, and the weighted average option fair value of $10.70 per share or an aggregate of $11,138,700 on the date of grant during the year ended December 31, 2010, were determined based on the Black-Scholes option pricing model using the following weighted average assumptions:

	For the Years Ended
	December 31,	December 31,	December 31,
	2012	2011	2010

Expected volatility	104.00%	69.43%	134.66%
Expected dividends yield	0%	0%	0%
Expected term (in years)	6.01	5.00	6.40
Risk-free interest rate	0.82%	1.92%	1.90%
Fair value of underlying common stock (per share)	$9.61	$15.28	$12.25

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

For the years ended December 31, 2012, 2011 and 2010, the Company recorded stock compensation expense of $4,335,595, $4,896,232 and $2,341,783, respectively, in general and administrative expenses.

As of December 31, 2012, approximately $7,251,595 of stock compensation expense with respect to stock options is to be recognized over weighted average period of approximately 2.72 years.

Nonvested shares

On August 31, 2012, the Company granted 45,000 nonvested shares to certain directors and 75,000 nonvested shares to certain employees (collectively, the “Participant”). Pursuant to the nonvested share grant agreements between the Company and the Participant, the Participant will have all the rights of a stockholder with respect to the nonvested shares. The nonvested shares granted to directors vest on August 31, 2013. The nonvested shares granted to employees vest in four years with an initial vesting date of September 1, 2013. As of December 31, 2012, the nonvested shares are not yet vested and not included in the Company’s common stock.

A summary of nonvested shares activity for the year ended December 31, 2012 is as follow:

	Number of	Grant date weighted
	nonvested shares	average fair value
Outstanding as of December 31, 2011	-	$-
Granted	120,000	9.85
Vested	-	-
Forfeited	-	-
Outstanding as of December 31, 2012	120,000	$9.85

For the year ended December 31, 2012, the Company recorded stock compensation expense of $209,332 in general and administrative expenses.

As of December 31, 2012, approximately $972,668 of stock compensation expense with respect to nonvested shares is to be recognized over weighted average period of approximately 2.76 years.

NOTE 15 – STOCKHOLDER RIGHTS PLAN

On November 19, 2012, the Board of Directors adopted a stockholder rights plan (the “Rights Agreement”). Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one right for each share of common stock. Each right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock at an initial exercise price of $60 per share. The Rights Agreement is intended to assure that all of the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to protect stockholders’ interests in the event the Company is confronted with coercive or unfair takeover tactics. As of December 31, 2012, 1,000,000 shares of Series A Participating Preferred Stock were authorized and none was issued or outstanding.

Rights become exercisable only upon the occurrence of certain events. More specifically, if a person or group acquires 10% or more of the Company (including through derivatives) while the stockholder rights plan remains in place, then the rights will become exercisable by all rights holders (except the acquiring person or group) for shares of the Company’s common stock having a then-current market value of twice the exercise price of a right. However, if a stockholder’s beneficial ownership of the Company’s common stock as of the time of this announcement of the stockholder rights plan and associated dividend declaration is at or above the 10% threshold, that stockholder’s existing ownership percentage would be grandfathered, but the rights would become exercisable if at any time after this announcement the stockholder increases its ownership percentage by 2% or more without the prior approval of the Company’s Board of Directors. In addition, if after a person or group acquires 10% or more of the Company’s outstanding common stock, the Company merges into another company, an acquiring entity merges into the Company or the Company sells or transfers more than 50% of its assets, cash flow or earning power, then each right will entitle its holder to purchase, for the exercise price, a number of shares of common stock of the person engaging in the transaction having a then-current market value of twice the exercise price. The acquiring person will not be entitled to exercise these rights. The Board of Directors may redeem the rights for $0.001 per right at any time before an event that causes the rights to become exercisable. If not redeemed, the rights will expire on November 18, 2014.

NOTE 16 – STATUTORY RESERVES

The Company’s PRC subsidiaries are required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to its statutory surplus reserve until the reserve balance reaches 50% of respective registered capital. The accumulated balance of the statutory reserve as of December 31, 2012 and 2011 was $30,772,993 and $30,753,726, respectively.

NOTE 17 – FAIR VALUE MEASUREMENTS

Management used the following methods and assumptions to estimate the fair value of financial instruments at the relevant balance sheet dates:

  Short-term financial instruments (including accounts receivables, other receivables, short-term loans, accounts payable, other payables and accrued expenses, and amounts due to related parties) – The carrying amounts of the short-term financial instruments approximate their fair values because of the short maturity of these instruments.
  Derivative liabilities (the embedded conversion option in the Warrants) – The estimated fair values were determined by using Binominal option pricing model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2011. These derivative liabilities did not exist as of December 31, 2012.

Fair Value Measurements Using:
Quoted Prices
		in Active Markets	Significant
		for Identical	Other	Significant
		Financial Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs

December 31, 2012	Total	Level 1	Level 2	Level 3
Liabilities at fair value:
Derivative liabilities—Warrants	$-	$-	$-	$-

December 31, 2011	Total	Level 1	Level 2	Level 3
Liabilities at fair value:
Derivative liabilities—Warrants	$5,410,419	$-	$5,410,419	$-

NOTE 18 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the years ended December 31, 2012, 2011 and 2010 are as follows:

	For the Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Human Albumin	$82,450,825	$83,433,691	$67,069,080
Immunoglobulin products:
Human Hepatitis B Immunoglobulin	5,710,978	7,298,062	10,622,455
Human Immunoglobulin for Intravenous Injection	72,005,196	49,482,514	47,952,716
Other Immunoglobulin products	13,666,625	9,371,007	12,547,115
Placenta Polypeptide	10,088,754	1,935,428	-
Others	891,117	1,571,587	1,504,051

Total	$184,813,495	$153,092,289	$139,695,417

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

Total operating lease commitments for rental of offices and land use rights and buildings of the Company’s PRC subsidiaries as of December 31, 2012 is as follows:

Year ending December 31,
2013	$410,831
2014	454,118
2015	448,008
2016	77,167
2017	3,871
Years after	87,845
Total minimum payments required	$1,481,840

For the years ended December 31, 2012, 2011 and 2010, total lease expense amounted to $363,815, $359,506 and $216,943, respectively.

Legal proceedings

Dispute among Guizhou Taibang Shareholders over Raising Additional Capital

On May 28, 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from private strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang equity interests at RMB2.80 per share. The plan required all existing Guizhou Taibang’s shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority shareholder of Guizhou Taibang’s shares, the Guizhou Jie’an Company (“Jie’an”), did not support the plan and did not agree to waive its right of first refusal. On May 29, 2007, the majority shareholders caused Guizhou Taibang to sign an Equity Purchase Agreement with certain investors, pursuant to which the investors agreed to invest an aggregate of $7,475,832 (or RMB50,960,000) in exchange for 18,200,000 shares, or 21.4%, of Guizhou Taibang’s equity interests. At the same time, Jie’an also subscribed for 1,800,000 shares, representing its 9% pro rata share of the 20,000,000 shares being offered. The proceeds from all parties were received by Guizhou Taibang in accordance with the agreement.

In June 2007, Jie’an brought suit in the High Court of Guizhou Province (“Guizhou High Court”), China, against Guizhou Taibang and the three other original Guizhou Taibang’s shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie’an alleged that it had a right to acquire the shares waived by the original Guizhou Taibang’s shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie’an and sustained the Equity Purchase Agreement. In November 2008, Jie’an appealed the Guizhou High Court judgment to the People’s Supreme Court in Beijing. On May 13, 2009, the People’s Supreme Court sustained the original ruling and denied the rights of first refusal of Jie’an over the additional shares waived by the original Guizhou Taibang’s shareholders. The registration of the new investors as Guizhou Taibang’s shareholders and the related increase in registered capital of Guizhou Taibang with the Administration for Industry and Commerce (“AIC”) are still pending. On January 27, 2010, the strategic investors brought suit in the Guizhou High Court against Guizhou Taibang alleging Guizhou Taibang’s failure to register their equity interest in Guizhou Taibang with the local AIC and requesting the distribution of their shares of Guizhou Taibang’s dividends. Guiyang Dalin Biologic Technologies Co., Ltd. (“Dalin”) also joined as a co-defendant as it is the majority shareholder and exercises control over Guizhou Taibang’s day-to-day operations. The Company does not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, the Company believes that the Equity Purchase Agreement is void due to certain invalid preconditions and the absence of shareholder authorization of the initial investment. In the event that Guizhou Taibang is required to return their original investment amount to the strategic investors, Guizhou Taibang has set aside the strategic investors’ initial fund along with RMB14,729,565 (approximately $2,337,582) in accrued interest, and RMB509,600 (approximately $80,874) for the 1% penalty imposed by the agreement for any breach as of December 31, 2012. If strategic investors prevail in their suit, Dalin’s interests in Guizhou Taibang could be reduced to approximately 41.3% . The Guizhou High Court heard the case on April 8, 2010 and encouraged, and accepted by both parties, to settle the dispute outside the court but both parties failed to reach a mutual agreeable term.

On October 14, 2010, the Guizhou High Court ruled in favor of the Company and denied the strategic investors’ right as shareholders of Guizhou Taibang, as well as their entitlement to the dividends. In light of this ruling, in November 2010 the Company returned the proceeds in the amount of $1,699,040 (or RMB11,200,000) to one of the strategic investors. On October 26, 2010, the other strategic investors appealed to, and subsequently accepted by, the People’s Supreme Court in Beijing on the ruling. On October 9, 2011, the People’s Supreme Court overruled the decision of the Guizhou High Court and remanded the suit to the Guizhou High Court for retrial. On December 29, 2011, Guizhou High Court accepted the case for retrial. On January 5, 2012, the strategic investors re-filed their case to the Guizhou High Court requesting, in addition to the share distribution, the distribution of dividends and interest in the amount of RMB18,349,345 (approximately $2,912,041) and RMB2,847,000 (approximately $451,819), respectively. On December 11, 2012, the Guizhou High Court affirmed the judgment against the strategic investors. In January 2013, the strategic investors appealed to the People’s Supreme Court in Beijing on the ruling again. The People’s Supreme Court accepted the case for retrial. The Company is awaiting the hearing as of the date of this report.

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital infusion with the local AIC, pursuant to the Equity Purchase Agreement, and such request was approved unanimously by Guizhou Taibang’s shareholders in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the outcome of the ongoing litigations. On March 20, 2012, the Company received a subpoena that Jie’an brought suit in the People’s Court of Huaxi District, Guizhou Province, against Guizhou Taibang, alleging Guizhou Taibang’s withholding of its request. Jie’an requested that Guizhou Taibang register its 1.8 million shares of capital infusion, pay dividends associated with these shares, as well as the related interest and penalty from May 2007 to December 2011 amounting to RMB25,000,000 (approximately $3,967,500) in aggregate, and return the over-paid subscription of RMB1,440,000 (approximately $228,528), as well as the interest and penalty, amounting to RMB10,000,000 (approximately $1,587,000) in aggregate. The People’s Court of Huaxi District, Guizhou Province, has accepted Jie’an’s suit. If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated above, the Company does not expect Jie’an to prevail. As of December 31, 2012, the Company had recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $799,848) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $228,528) for the over-paid subscription and RMB2,538,953 (approximately $402,932) for the accrued interest. On May 15 and May 29, 2012, Guizhou Taibang was informed by the court that the case was postponed upon the request from Jie’an and no exact hearing date has been provided as of the date of this report.

NOTE 20 – RELATED PARTY TRANSACTIONS

The material related party transactions undertaken by the Company with related parties for the years ended December 31, 2012, 2011 and 2010 are presented as follows:

	For the Years Ended
	December 31,	December 31,	December 31,
	2012	2011	2010
Sales of products to related parties(1)	$-	$243,563	$1,020,434
Commission expenses with related parties(1)	$3,591,836	$747,372	$-

The material related party balances as at December 31, 2012 and 2011 are presented as follows:

Liabilities	Purpose	December 31, 2012	December 31, 2011

Other payable – related parties(2)	Loan	$2,311,044	$2,277,603
Other payable – related parties(3)	Contribution	$1,431,308	$1,042,335
Other payable – related parties(1)	Commission	$339,272	$-
Total other payable – related parties		$4,081,624	$3,319,938
Advance from customers – a related party(1)	Sales	$-	$486,602

(1)

During the year ended December 31, 2011, Guizhou Taibang signed an agency contract with Guizhou Eakan Co., Ltd. (“Guizhou Eakan”), an affiliate of one of the Guizhou Taibang’s noncontrolling interest shareholders, pursuant to which Guizhou Taibang would pay commission to Guizhou Eakan for the promotion of the product of Placenta Polypeptide. As of December 31, 2012, Guizhou Taibang accrued commission payable of $339,272 for service rendered by Guizhou Eakan. The commission expense for service rendered by Guizhou Eakan amounted to $3,591,836, $747,372, and nil for the years ended December 31, 2012, 2011 and 2010, respectively.

Prior to the signing of the agency contract with Guizhou Eakan, Guizhou Taibang provided processing services to Guizhou Eakan. Guizhou Taibang’s total income from processing services to Guizhou Eakan amounted to nil, $243,563 and $499,128 for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, Guizhou Taibang made sales to Guizhou Eakan, amounting to nil, nil and $521,306 for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2011, Guizhou Taibang received $486,602 in advance from Guizhou Eakan for the product Placenta Polypeptide that has not yet been delivered by Guizhou Taibang. The payment was made by Guizou Eakan on behalf of the customers.

(2)

Guizhou Taibang has payables to Guizhou Eakan Investing Corp., amounting to approximately $2,311,044 and $2,277,603 as of December 31, 2012 and 2011, respectively. Guizhou Eakan Investing Corp. is one of the noncontrolling interest shareholders of Guizhou Taibang. The Company borrowed this interest free advance for working capital purpose for Guizhou Taibang. The balance is due on demand.

(3)

Guizhou Taibang has payables to Jie’an, a noncontrolling interest shareholder of Guizhou Taibang, amounting to approximately $1,431,308 and $1,042,335 as of December 31, 2012 and 2011, respectively. In 2007, Guizhou Taibang received additional contributions from Jie’an of $962,853 (or RMB6,480,000) to maintain Jie’an’s equity interest in Guizhou Taibang at 9%. However, due to a legal dispute among shareholders over raising additional capital as discussed in the legal proceeding section (see Note 19), the contribution is subject to be returned to Jie’an. During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital contribution with the local AIC, pursuant to the Equity Purchase Agreement, and such registration was approved by the majority shareholders of Guizhou Taibang in a shareholders’ meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the completion of the ongoing litigations. If the Company decided to ratify the approval, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an will be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated above, the Company has set aside Jie’an’s additional fund of RMB5,040,000 (approximately $799,848), the over-paid subscription of RMB1,440,000 (approximately $228,528) along with RMB2,538,953 (approximately $402,932) in accrued interest and penalty as of December 31, 2012.

NOTE 21 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share of common stock for the periods indicated:

	For the Years Ended
	December 31,	December 31,	December 31,
	2012	2011	2010

Net income attributable to China Biologic Products, Inc.	$45,222,189	$18,181,710	$31,542,883
Earnings allocated to participating nonvested shares	(69,624)	-	-
Net income allocated to common stockholders used in computing basic net income per common stock	45,152,565	18,181,710	31,542,883
Interest on the notes	$-	$3,582,648	$-
Change in fair value of embedded conversion option in the notes	$-	$(6,289,661)	$-
Change in fair value of warrants issued to investors and placement agent	$(1,769,140)	$(5,685,173)	$(228,033)
Net income used in diluted net income per common stock	$43,383,425	$9,789,524	$31,314,850

Weighted average shares used in computing basic net income per common stock	$26,153,540	$25,028,796	$23,586,506
Diluted effect of the notes	$-	$515,068	$-
Diluted effect of warrants issued to investors	$212,792	$551,686	$-
Diluted effect of placement agent warrants	$-	$-	$8,472
Diluted effect of stock option	$473,391	$559,112	$581,454
Weighted average shares used in computing diluted net income per common stock	$26,839,723	$26,654,662	$24,176,432

Net income per common stock – basic	$1.73	$0.73	$1.34
Net income per common stock – diluted	$1.62	$0.37	$1.30

During the year ended December 31, 2012, 1,938,009 options with an average exercise price of $11.34, and rights issued pursuant to the stockholder rights plan (see Note 15), were excluded from the calculation of diluted net income per common stock since they were antidilutive.

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

NOTE 22 – CHINA BIOLOGIC PRODUCTS, INC. (PARENT COMPANY)

The following represents condensed unconsolidated financial information of the Parent Company only:

Condensed Balance Sheets:

	December 31, 2012	December 31, 2011

Cash	$76,101	$236,373
Prepayments and prepaid expenses	95,486	66,821
Property, plant and equipment, net	2,575	9,195
Investment in and amounts due from subsidiaries	198,689,734	144,641,845
Total Assets	198,863,896	144,954,234

Other payables and accrued expenses	3,394,180	4,031,451
Derivative liabilities- Warrants	-	5,410,419
Total Liabilities	3,394,180	9,441,870

Total Equity	195,469,716	135,512,364

Total Liabilities and Equity	$198,863,896	$144,954,234

Condensed Statements of Comprehensive Income:

	For the Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Equity in income of subsidiaries	$51,063,576	$19,848,119	$43,680,970
General and administrative expenses	(8,048,993)	(9,669,494)	(6,667,836)
Other expenses, net	(34,543)	(3,708,776)	(2,047,084)
Change in fair value of derivative liabilities	1,769,140	11,974,834	(3,233,288)
Earnings before income tax expense	44,749,180	18,444,683	31,732,762
Income tax benefit (expense)	473,009	(262,973)	(189,879)
Net Income	$45,222,189	$18,181,710	$31,542,883

Condensed Statements of Cash Flows:

	For the Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Net cash (used in) provided by operating activities	$(160,272)	$(165,551)	$86,060
Net cash used in investing activities	-	(1,970)	-
Net cash provided by (used in) financing activities	-	300,000	(12,441)
Net (decrease) increase in cash	(160,272)	132,479	73,619
Cash at beginning of year	236,373	103,894	30,275
Cash at end of year	$76,101	$236,373	$103,894

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement between the Company, Logic Express Limited and the selling stockholders signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 2 of the registration statement on Form SB- 2 filed by the Company on September 5, 2007)
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q filed by the Company on August 9, 2012)
3.2	Second Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the quarterly report on Form 10-Q filed by the Company on August 9, 2012)
4.1	Form of Registration Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Company on June 5, 2009)
4.2	Form of 3.8% Convertible Senior Secured Note due 2011 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by the Company on June 5, 2009)
4.3	Form of Warrant (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by the Company on June 5, 2009)
4.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.1 of the registration form on Form 8-A12B filed by the Company on November 21, 2012)
10.1	China Biologic Products, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on May 13, 2008)
10.2	Form of Stock Option Award Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by the Company on May 13, 2008)
10.3	Group Secondment Agreement, dated October 28, 2002, between Shandong Taibang Biological Products Co., Ltd. and the Shandong Institute (English Translation) (incorporated by reference to Exhibit 10.1 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)
10.4	Amended and Restated Joint Venture Agreement, between Logic Express Limited and the Shandong Institute, dated as of March 12, 2006 (English Translation) (incorporated by reference to Exhibit 10.2 of the registration statement on Form SB-2 filed by the Company on September 5, 2007)
10.5	Letter of Intent for Equity Transfer, between Logic Express Limited and the Shandong Institute, dated as of June 10, 2006 (English Translation) (incorporated by reference to Exhibit 10.3 of the registration statement on Form SB- 2 filed by the Company on September 5, 2007)
10.6	Joint Venture and Cooperation Agreement between Mr. Fan Qingchun, Shandong Taibang Biological Products Co., Ltd. and Shaanxi Power Construction Corporation, dated September 12, 2008 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on October 16, 2008)
10.7	Agreement on Equity Transfer, Acquisition, Joint Venture and Cooperation, among Shandong Taibang Biological Products Co., Ltd., Shaanxi Power Construction Corporation and Mr. Fan Qingchun, dated September 12, 2008 (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the Company on October 16, 2008)
10.8	(Shareholder) Agreement among Shandong Taibang Biological Products Co., Ltd., Logic Express Limited and Biological Institute dated September 12, 2008 (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K, filed by the Company on October 16, 2008)
10.9	Equity Transfer Agreement, dated September 26, 2008, among Logic Express Limited, Chongqing Dalin Biologic Technologies Co., Ltd. and certain shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on October 2, 2008)
10.10	Equity Transfer Agreement, between Shandong Taibang Biological Products Co., Ltd. and Mr. Fan Qingchun, dated October 10, 2008 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on October 16, 2008)
10.11	Supplemental Agreement, dated November 3, 2008, among Logic Express Limited, Fan Shaowen, as representative of the shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. and Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on November 7, 2008)
10.12	Second Supplemental Agreement, dated November 14, 2008, among Logic Express Limited, Fan Shaowen as representative of the shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. and Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to exhibit 10.3 of the current report on Form 8-K filed by the Company on November 20, 2008)

10.13

Amended Equity Transfer Agreement, dated December 12, 2008, among Logic Express Limited, Chongqing Dalin Biologic Technologies Co., Ltd., and certain shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to exhibit 10.4 of the current report on Form 8-K filed by the Company on December 18, 2008)

10.14

Equity Transfer and Entrustment Agreement, dated April 6, 2009, among Logic Express, Shandong Taibang Biological Products Co., Ltd. and the Shandong Institute of Biological Products (English Translation) (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed by the Company on April 13, 2009)

10.15

Asset Purchase Agreement, between Xia Jin An Tai Plasma Collection Co., Ltd. and Xia Jin County Plasma Collection Station, dated as of October 20, 2006 (English Translation) (incorporated by reference to Exhibit 10.15 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.16

Asset Purchase Agreement, between Liao Cheng An Tai Plasma Collection Co., Ltd. and Yang Gu County Plasma Collection Station, dated as of November 3, 2006 (English Translation) (incorporated by reference to Exhibit 10.16 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.17

Asset Purchase Agreement, between Qi He An Tai Plasma Collection Co., Ltd. and Qi He County Plasma Collection Station, dated as of November 9, 2006 (English Translation) (incorporated by reference to Exhibit 10.14 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.18

Asset Purchase Agreement, between He Ze An Tai Plasma Collection Co., Ltd and Yun Cheng County Plasma Collection Station, dated as of December 15, 2006 (English Translation) (incorporated by reference to Exhibit 10.22 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.19

Asset Purchase Agreement, between Zhang Qiu An Tai Plasma Collection Co., Ltd. and Zhang Qiu Plasma Collection Station, dated as of December 31, 2006 (English Translation) (incorporated by reference to Exhibit 10.12 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.20

Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of April 24, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.21

Asset Purchase Agreement, between Fang Cheng Plasma Collection Co., Ltd. and Fang Cheng Plasma Company, dated as of April 30, 2007 (English Translation) (incorporated by reference to Exhibit 10.21 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.22

Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of August 5, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.23

Trademark Licensing Agreement, dated as of February 27, 2007 (English Translation) (incorporated by reference to Exhibit 10.17 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.24

Loan Agreement, dated as of November 30, 2006, among Shandong Taibang and the Shandong Institute and Logic Express (English Translation) (incorporated by reference to Exhibit 10.18 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.25

Supplementary Agreement, dated as of September 1, 2007, among Shandong Taibang Biological Products Co., Ltd., the Shandong Institute and Logic Express Limited (English Translation) (incorporated by reference to Exhibit 10.19 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.26

Employment Agreement, between David (Xiaoying) Gao and the Company, dated as of May 11, 2012 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on May 11, 2012)

10.27	Employment Agreement, between Ming Yang and the Company, dated August 31, 2012 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on September 7, 2012)
10.28	Form of Director’s Employment Agreement (incorporated by reference to Exhibit 10.8 of the registration statement on Form SB-2 filed by the Company on September 5, 2007)
10.29	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on July 30, 2008)
10.30	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on July 30, 2008)

10.31	Form of Guarantee and Pledge Agreement, dated June 10, 2009 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on June 5, 2009).
10.32	Form of Indemnification Agreement, dated June 10, 2009 (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the Company on June 5, 2009).
10.33	Preferred Shares Rights Agreement, dated as of November 20, 2012 (incorporate by reference to Exhibit 4.1 of the registration form on Form 8-A12B filed by the Company on November 21, 2012).
14	Code of Ethics (incorporated by reference to Exhibit 14 of the annual report on Form 10-KSB filed by the Company on March 28, 2008)
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the annual report on Form 10-K, filed by the Company on March 31, 2011)
23.1*	Consent of KPMG, an independent registered public accounting firm
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

*Filed herewith.