Form 10-Q
period 2013-03-31
China Biologic Products, Inc.
filed 2013-05-08
CIK 1369868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	26,845,101

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2013

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	March 31,2013	December 31,2012
ASSETS
Current Assets
Cash and cash equivalents		$138,709,901	$129,609,317
Accounts receivable, net of allowance for doubtful accounts	2	14,569,725	11,206,244
Inventories	3	76,756,804	75,679,173
Prepayments and other current assets		5,948,150	5,664,919
Total Current Assets		235,984,580	222,159,653

Property, plant and equipment, net	4	55,165,405	51,325,177
Intangible assets, net	5	3,340,675	3,541,582
Land use rights, net		5,836,600	5,818,709
Deposits related to land use rights	6	15,634,237	14,752,574
Restricted cash	7	2,928,660	2,912,145
Equity method investment		10,726,242	10,537,310
Total Assets		$329,616,399	$311,047,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	8	$4,788,000	$7,935,000
Accounts payable		2,757,735	2,908,624
Due to related parties	14	4,214,592	4,081,624
Other payables and accrued expenses		23,744,932	25,423,349
Advance from customers		4,327,355	2,857,420
Income tax payable		5,808,723	4,513,075
Total Current Liabilities		45,641,337	47,719,092

Deferred income	7	2,928,660	2,912,145
Other liabilities		3,228,923	2,996,749
Total Liabilities		$51,798,920	$53,627,986

Stockholders’ Equity
Common stock: par value $0.0001; 100,000,000 shares authorized; 26,845,101 and 26,629,615 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively		$2,685	$2,663
Additional paid-in capital		65,037,640	62,251,731
Retained earnings		134,058,860	119,143,000
Accumulated other comprehensive income		15,306,172	14,072,322
Total equity attributable to China Biologic Products, Inc.		214,405,357	195,469,716

Noncontrolling interest		63,412,122	61,949,448

Total Stockholders’ Equity		$277,817,479	$257,419,164

Commitments and contingencies	13	-	-

Total Liabilities and Stockholders’ Equity		$329,616,399	$311,047,150

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the three months ended
	Note	March 31, 2013	March 31, 2012
Sales	12	$54,031,732	$47,227,461
Cost of sales		16,616,758	15,715,727
Gross profit		37,414,974	31,511,734

Operating expenses
Selling expenses		1,836,393	4,826,107
General and administrative expenses		8,687,097	7,145,794
Research and development expenses		913,092	710,588
Income from operations		25,978,392	18,829,245

Other income (expenses)
Equity in income of an equity method investee		128,948	1,022,412
Change in fair value of derivative liabilities		-	1,209,382
Interest expense		(236,174)	(608,563)
Interest income		648,062	543,395
Other income (expenses), net		-	(100,989)
Total other income (expenses), net		540,836	2,065,637

Earnings before income tax expense		26,519,228	20,894,882

Income tax expense	9	4,606,902	3,176,715

Net income		21,912,326	17,718,167

Less: Net income attributable to noncontrolling interest		6,996,466	4,760,861

Net income attributable to China Biologic Products, Inc.		$14,915,860	$12,957,306

Net income per share of common stock:	15
Basic		$0.55	$0.51
Diluted		$0.53	$0.44
Weighted average shares used in computation:	15
Basic		26,785,541	25,601,125
Diluted		27,915,506	26,547,885

Net income		$21,912,326	$17,718,167

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes		1,396,541	1,176,957

Comprehensive income		23,308,867	18,895,124

Less: Comprehensive income attributable to noncontrolling interest		7,159,157	5,015,835

Comprehensive income attributable to China Biologic Products, Inc.		$16,149,710	$13,879,289

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,2013	March 31,2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,912,326	$17,718,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,534,507	1,096,725
Amortization	282,605	755,797
Loss on sale of property, plant and equipment	1,238	15,092
Allowance for doubtful accounts, net	-	58,497
Reversal of doubtful accounts - other receivables and prepayments	(169)	-
Write-down of obsolete inventories	-	63,982
Deferred tax expense	534,678	98,278
Share-based compensation	1,634,735	962,419
Change in fair value of derivative liabilities	-	(1,209,382)
Equity in income of an equity method investee	(128,948)	(1,022,412)
Change in operating assets and liabilities:
Accounts receivable	(3,294,140)	(7,933,930)
Prepayment and other current assets	(569,804)	(657,056)
Inventories	(647,310)	1,146,821
Accounts payable	25,644	(881,402)
Other payables and accrued expenses	(2,068,529)	(3,584,253)
Advance from customers	1,451,180	668,207
Due to related parties	94,346	2,482,577
Income tax payable	1,267,826	(1,569,925)
Net cash provided by operating activities	$22,030,185	$8,208,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for property, plant and equipment	(4,977,306)	(2,325,870)
Payment for intangible assets and land use right	(802,136)	(318,622)
Proceeds from sale of property, plant and equipment	2,416	-
Net cash used in investing activities	$(5,777,026)	$(2,644,492)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the three months ended
	March 31,2013	March 31,2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercised	$1,815,858	$-
Repayment of short term bank loans	(3,186,400)	(6,352,000)
Acquisition of noncontrolling interest	(1,963,913)	-
Dividend paid by subsidiaries to noncontrolling interest shareholders	(4,397,232)	(4,382,880)
Net cash used in financing activities	$(7,731,687)	$(10,734,880)

EFFECTS OF FOREIGN EXCHANGE RATE CHANGE ON CASH	579,112	733,956

NET INCREASE (DECREASE) IN CASH	$9,100,584	$(4,437,214)

Cash and cash equivalents at beginning of period	129,609,317	89,411,835

Cash and cash equivalents at end of period	$138,709,901	$84,974,621

Supplemental cash flow information
Cash paid for income taxes	$2,804,399	$4,648,363
Cash paid for interest expense	$119,490	$159,217
Noncash investing and financing activities:
Acquisition of property, plant and equipment included in payables	$100,086	$6,900

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013 AND 2012

NOTE 1 – BASIS OF PRESENTATION, SIGNIFICANT CONCENTRATION AND RISKS

(a)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2012 consolidated balance sheet was derived from the audited consolidated financial statements of China Biologic Products, Inc. (the “Company”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2012 audited consolidated financial statements of the Company included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2013, the results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012, have been made. All significant intercompany transactions and balances are eliminated on consolidation.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment and intangibles with definite lives, the allowance for doubtful accounts, the fair value determinations of equity instruments and stock compensation awards, the realizability of deferred tax assets and inventories, intangible asset, land use right and property, plant and equipment, and accruals for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(b)	Significant Concentration and Risks

The Company’s operations are carried out in the People’s Republic of China (the “PRC”) and are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other matters.

The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for its bank accounts located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for its bank accounts located in Hong Kong. Cash balances maintained at financial institutions or state-owned banks in the PRC are not covered by insurance. Total cash at banks as of March 31, 2013 and December 31, 2012 amounted to $138,230,219 and $129,289,461, respectively, of which $73,922 and $76,101 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

The Company’s two major products are human albumin and human immunoglobulin for intravenous injection (“IVIG”). Human albumin accounted for 37.9% and 54.6% of the total sales for the three months ended March 31, 2013 and 2012, respectively. IVIG accounted for 47.5% and 32.3% of the total sales for the three months ended March 31, 2013 and 2012, respectively. If the market demands for human albumin and IVIG cannot be sustained in the future or the price of human albumin and IVIG decreases, the Company’s operating results could be adversely affected. All of the Company's plasma products are prescription medicines that require government approval before the products are sold to customers, and all production facilities of the Company are required to obtain Good Manufacturing Practice (“GMP”) certificates for their pharmaceutical production activities. The Company needs to comply with the more stringent new GMP standard which takes effect by the end of 2013. The Company had planned to upgrade some of the production facilities and/or construct new production facilities for one of its operating subsidiary in June 2013 (Note 6). The production of the related facilities may be suspended and the total production capacity of the Company is expected to decrease in part of 2013 and 2014.

Substantially all of the Company’s customers are located in the PRC. As of March 31, 2013 and 2012, the Company had no significant concentration of credit risk. There were no customers that individually comprised 10% or more of the total sales during the three months ended March 31, 2013 and 2012, respectively. No individual customer represented 10% or more of trade receivables at March 31, 2013 and December 31, 2012, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There were no suppliers that comprised 10% or more of the total purchases for the three months ended March 31, 2013 and 2012, respectively. There was one vendor represented more than 10% of accounts payables as at March 31, 2013. Two vendors individually represented more than 10% of accounts payables as at December 31 2012.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Accounts receivable	$14,987,689	$11,621,851
Less: Allowance for doubtful accounts	(417,964)	(415,607)
Total	$14,569,725	$11,206,244

A provision for doubtful accounts of nil and $34,848 was recorded during the three months ended March 31, 2013 and 2012, respectively. There was no write-off of accounts receivable for the three months ended March 31, 2013 and 2012, respectively.

NOTE 3 – INVENTORIES

Inventories at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Raw materials	$30,204,795	$29,596,746
Work-in-process	24,984,993	24,524,142
Finished goods	21,567,016	21,558,285
Total	$76,756,804	$75,679,173

An inventory write-down of nil and $63,982 was recorded during the three months ended March 31, 2013 and 2012, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Buildings	$26,831,815	$25,183,496
Machinery and equipment	30,186,626	29,625,166
Furniture, fixtures, office equipment and vehicles	6,886,254	6,513,482
Total property, plant and equipment, gross	63,904,695	61,322,144
Accumulated depreciation	(26,005,321)	(24,356,752)
Total property, plant and equipment, net	37,899,374	36,965,392
Construction in progress	5,737,156	3,501,404
Prepayment for property, plant and equipment	11,528,875	10,858,381
Property, plant and equipment, net	$55,165,405	$51,325,177

Depreciation expense for the three months ended March 31, 2013 and 2012 was $1,534,507 and $1,096,725, respectively.

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Permits and licenses	10 years	$5,015,932	$(2,210,730)	$2,805,202
GMP certificate	5 years	2,540,002	(2,102,627)	437,375
Long-term customer relationship	4 years	7,561,848	(7,561,848)	-
Others		215,737	(117,639)	98,098
Total		$15,333,519	$(11,992,844)	$3,340,675

	December 31, 2012
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Permits and licenses	10 years	$4,987,647	$(2,119,622)	$2,868,025
GMP certificate	5 years	2,525,679	(1,955,360)	570,319
Long-term customer relationship	4 years	7,519,206	(7,519,206)	-
Others		214,520	(111,282)	103,238
Total		$15,247,052	$(11,705,470)	$3,541,582

Amortization expense for intangible assets was $263,700 and $723,016 for the three months ended March 31, 2013 and 2012, respectively. Estimated amortization expenses for the next five fiscal years are $488,847 in 2014, $487,077 in 2015, $481,548 in 2016, $447,643 in 2017 and $418,406 in 2018.

NOTE 6 – DEPOSITS RELATED TO LAND USE RIGHT

As of March 31, 2013, the deposits mainly represented a $13,310,640 (equivalent RMB83,400,000) refundable payment made by Guizhou Taibang to the local government in connection with the public bidding for a land use right in Guizhou Province. The payment will be refunded within one year following the completion of the bidding process. If the Company is successful in the bid, the land use right will be used for the construction of a new manufacturing facility to comply with the new GMP standard effective by the end of 2013. However, due to potential delays in government approval procedures with respect to the land use right for such site, the Company may not be able to complete the construction of the new production facility as planned. In order to mitigate the operation disruption at Guizhou Taibang, the Company plans to upgrade its existing production facility to meet the new GMP standard in June 2013. All the related assets in the existing manufacturing facility to be abandoned are depreciated over the shortened use period.

NOTE 7 – RESTRICTED CASH

On November 1, 2012, Guizhou Taibang entered into an agreement with the Financial Bureau of Huaxi District, Guiyang City. Pursuant to the agreement, the Financial Bureau of Huaxi District provided $2,928,660 (equivalent RMB18,350,000) to Guizhou Taibang to subsidize the technical upgrade in respect of the new GMP standard (see Note 6). The agreement is valid for a three-year period. The usage of this fund must be under the supervision of the Financial Bureau of Huaxi District and cannot be used for other purposes.

NOTE 8 – SHORT-TERM BANK LOANS

The Company’s bank loans as of March 31, 2013 and December 31, 2012 consisted of the following:

	Maturity	Annual
Loans	date	interest rate	March 31, 2013	December 31, 2012

Short-term bank loan, unsecured	August 1, 2013	6.00%	$-	$3,174,000
Short-term bank loan, unsecured	September 3, 2013	6.00%	3,192,000	3,174,000
Short-term bank loan, unsecured	September 3, 2013	6.00%	1,596,000	1,587,000
Total			$4,788,000	$7,935,000

Interest expense on short-term bank loans was $119,490 and $159,217 for the three months ended March 31, 2013 and 2012, respectively.

The Company did not have any revolving line of credit as of March 31, 2013.

NOTE 9 – INCOME TAX

On October 31, 2011, Shandong Taibang received a notice from the Shandong provincial government that the High and New Technology Enterprise qualification has been renewed for an additional three years which entitled it to a 15% preferential income tax rate from 2011 to 2013.

According to Cai Shui [2011] No. 58 dated July 27, 2011, Guizhou Taibang, being a qualified enterprise located in the western region of PRC, enjoys a preferential income tax rate of 15% effective retroactively from January 1, 2011 to December 31, 2020.

The Company’s effective income tax rates were 17% and 15% for the three months ended March 31, 2013 and 2012, respectively.

As of and for the three months ended March 31, 2013, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits to change significantly within the next 12 months.

NOTE 10 – OPTIONS AND NONVESTED SHARES

Options

A summary of stock options activity for three months ended March 31, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Termin Years	Aggregate Intrinsic Value

Outstanding as of December 31, 2012	2,648,609	$9.39	7.65	$18,374,422
Granted	33,000	10.48
Exercised	(215,486)	8.47		2,327,408
Forfeited and expired	-	-
Outstanding as of March 31, 2013	2,466,123	$9.48	7.52	$44,996,259

Vested and expected to vest	2,466,123	9.48	7.52	$44,996,259
Exercisable as of March 31, 2013	1,543,488	9.12	6.64	$28,719,551

The 33,000 stock options granted during the three months ended March 31, 2013 had a weighted average fair value of $8.37 per share or an aggregate of $276,250 on the date of grant, determined based on the Black-Scholes option pricing model using the following weighted average assumptions:

For three months ended
March 31, 2013
Expected volatility	104%
Expected dividends yield	0%
Expected term	5 years
Risk-free interest rate (per annum)	0.72%
Fair value of underlying ordinary shares (per share)	$10.57

For the three months ended March 31, 2013 and 2012, the Company recorded stock compensation expense of $1,464,933 and $962,419, respectively, in general and administrative expenses.

As of March 31, 2013, approximately $6,171,531 of stock compensation expense with respect to the non-vested stock options is to be recognized over approximately 2.66 years.

Nonvested shares

A summary of nonvested shares activity for the three months ended March 31, 2013 is as follows:

	Number of nonvested shares	Grant date weighted average fair value
Outstanding as of December 31, 2012	120,000	$9.85
Granted	22,500	18.58
Vested	-	-
Forfeited	-	-
Outstanding as of March 31, 2013	142,500	$11.23

For the three months ended March 31, 2013 and 2012, the Company recorded stock compensation expense of $169,802 and nil respectively in general and administrative expenses.

As of March 31, 2013, approximately $1,220,916 of stock compensation expense with respect to nonvested shares is to be recognized over approximately 2.76 years.

NOTE 11 – FAIR VALUE MEASUREMENTS

Management used the following methods and assumptions to estimate the fair value of financial instruments at the relevant balance sheet dates:

•	Short-term financial instruments (including accounts receivable, other receivables, short-term bank loans, accounts payable, other payables and accrued expenses, and amount due to related parties) – The carrying amounts of the short-term financial instruments approximate their fair values because of the short maturity of these instruments.

NOTE 12 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the three months ended March 31, 2013 and 2012 are as follows:

	For the three months ended
	March 31, 2013	March 31, 2012
Human Albumin	$20,501,311	$25,790,283
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	25,661,871	15,261,726
Other Immunoglobulin products	5,099,725	3,785,279
Placenta Polypeptide	2,184,163	2,110,809
Others	584,662	279,364
Total	$54,031,732	$47,227,461

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

In June 2007, Jie’an brought suit in the High Court of Guizhou Province (“Guizhou High Court”), China, against Guizhou Taibang and the three other original Guizhou Taibang’s shareholders, alleging the illegality of the Equity Purchase Agreement. In its complaint, Jie’an alleged that it had a right to acquire the shares waived by the original Guizhou Taibang’s shareholders and offered to the investors in connection with the Equity Purchase Agreement. On September 12, 2008, the Guizhou High Court ruled against Jie’an and sustained the Equity Purchase Agreement. In November 2008, Jie’an appealed the Guizhou High Court judgment to the People’s Supreme Court in Beijing. On May 13, 2009, the People’s Supreme Court sustained the original ruling and denied the rights of first refusal of Jie’an over the additional shares waived by the original Guizhou Taibang’s shareholders. The registration of the new investors as Guizhou Taibang’s shareholders and the related increase in registered capital of Guizhou Taibang with the Administration for Industry and Commerce (“AIC”) are still pending. On January 27, 2010, the strategic investors brought suit in the Guizhou High Court against Guizhou Taibang alleging Guizhou Taibang’s failure to register their equity interest in Guizhou Taibang with the local AIC and requesting the distribution of their shares of Guizhou Taibang’s dividends. Guiyang Dalin Biologic Technologies Co., Ltd. (“Dalin”) also joined as a co-defendant as it is the majority shareholder and exercises control over Guizhou Taibang’s day-to-day operations. The Company does not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, the Company believes that the Equity Purchase Agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment. In the event that Guizhou Taibang is required to return their original investment amount to the strategic investors, Guizhou Taibang has set aside the strategic investors’ initial fund along with RMB14,729,565 (approximately $2,350,839) in accrued interest, and RMB509,600 (approximately $81,332) for the 1% penalty imposed by the agreement for any breach as of March 31, 2013. If strategic investors prevail in their suit, Dalin’s interests in Guizhou Taibang could be reduced to approximately 41.3%. The Guizhou High Court heard the case on April 8, 2010 and encouraged, and accepted by both parties, to settle the dispute outside the court but both parties failed to reach a mutual agreeable term.

On October 14, 2010, the Guizhou High Court ruled in favor of the Company and denied the strategic investors’ right as shareholders of Guizhou Taibang, as well as their entitlement to the dividends. In light of this ruling, in November 2010 the Company returned the proceeds in the amount of $1,699,040 (or RMB11,200,000) to one of the strategic investors. On October 26, 2010, the other strategic investors appealed to, and subsequently accepted by, the People’s Supreme Court in Beijing on the ruling. On October 9, 2011, the People’s Supreme Court overruled the decision of the Guizhou High Court and remanded the suit to the Guizhou High Court for retrial. On December 29, 2011, Guizhou High Court accepted the case for retrial. On January 5, 2012, the strategic investors re-filed their case to the Guizhou High Court requesting, in addition to the share distribution, the distribution of dividends and interest in the amount of $2,912,041 (or RMB18,349,345) and $451,819 (or RMB2,847,000), respectively. On December 11, 2012, the Guizhou High Court affirmed the judgment against the strategic investors. In January 2013, the strategic investors appealed to the People’s Supreme Court in Beijing on the ruling again. The People’s Supreme Court accepted the case for retrial. The Company is awaiting the judgment as of the date of this report.

On April 9, 2013, the Company countersued the strategic investors in the Intermediate Court of Guiyang City alleging their breach of the Security Law in the PRC and requested a consideration of $6,064,800 (or RMB 38,000,000) for the related expenses and losses. Guizhou Intermediate Court accepted the case on April 15, 2013.

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital infusion with the local AIC, pursuant to the Equity Purchase Agreement, and such request was approved unanimously by Guizhou Taibang’s shareholders in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the outcome of the ongoing litigations. On March 20, 2012, the Company received a subpoena that Jie’an brought suit in the People’s Court of Huaxi District, Guizhou Province, against Guizhou Taibang, alleging Guizhou Taibang’s withholding of its request. Jie’an requested that Guizhou Taibang register its 1.8 million shares of capital infusion, pay dividends associated with these shares, as well as the related interest and penalty from May 2007 to December 2011 amounting to $3,967,500 (or RMB25,000,000) in aggregate, and return the over-paid subscription of $228,528 (or RMB1,440,000), as well as the interest and penalty, amounting to $1,587,000 (or RMB10,000,000) in aggregate. The People’s Court of Huaxi District, Guizhou Province, has accepted Jie’an’s suit. If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated above, the Company does not expect Jie’an to prevail. As of March 31, 2013, the Company had recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $804,384) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $229,824) for the over-paid subscription and RMB2,637,218 (approximately $420,900) for the accrued interest. On May 15 and May 29, 2012, Guizhou Taibang was informed by the court that the case was postponed upon the request from Jie’an and no exact hearing date has been provided as of the date of this report.

NOTE 14 – RELATED PARTY TRANSACTIONS

The material related party transactions undertaken by the Company with related parties for the three months ended March 31, 2013 and 2012 are presented as follows:

	For the three months ended
	March 31, 2013	March 31, 2012
Commission expenses with related parties(1)	$643,255	$728,535

The related party balances as at March 31, 2013 and December 31, 2012 are presented as follows:

Liabilities	Purpose	March31, 2013	December 31, 2012

Other payable – a related party(1)	Commission	$435,708	$339,272
Other payable – a related party(2)	Loan	2,323,776	2,311,044
Other payable – a related party(3)	Contribution	1,455,108	1,431,308
Total other payable – related parties		$4,214,592	$4,081,624

(1)During the year ended December 31, 2011, Guizhou Taibang signed an agency contract with Guizhou Eakan Co., Ltd. (“Guizhou Eakan”), an affiliate of one of the Guizhou Taibang’s noncontrolling interest shareholders, pursuant to which Guizhou Taibang would pay commission to Guizhou Eakan for the promotion of the product of Placenta Polypeptide. As of March 31, 2013, Guizhou Taibang accrued commission payable of $435,708 for service rendered by Guizhou Eakan. For the three ended March 31, 2013, commission expense for service rendered by Guizhou Eakan was $643,255.

(2)Guizhou Taibang has payables to Guizhou Eakan Investing Corp., amounting to approximately $2,323,776 and $2,311,044 as of March 31, 2013 and December 31, 2012, respectively. Guizhou Eakan Investing Corp. is one of the noncontrolling interest shareholders of Guizhou Taibang. The Company borrowed this interest free advance for working capital purpose for Guizhou Taibang. The balance is due on demand.

(3)Guizhou Taibang has payables to Jie’an, a noncontrolling interest shareholder of Guizhou Taibang, amounting to approximately $1,455,108 and $1,431,308 as of March 31, 2013 and December 31, 2012, respectively. In 2007, Guizhou Taibang received additional contributions from Jie’an of $962,853 (or RMB6,480,000) to maintain Jie’an’s equity interest in Guizhou Taibang at 9%. However, due to a legal dispute among shareholders over raising additional capital as discussed in the legal proceeding section (see Note 13), the contribution is subject to be returned to Jie’an. During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital contribution with the local AIC, pursuant to the Equity Purchase Agreement, and such registration was approved by the majority shareholders of Guizhou Taibang in a shareholders’ meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the completion of the ongoing litigations. If the Company decided to ratify the approval, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an will be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated above, the Company has set aside Jie’an’s additional fund of RMB5,040,000 (approximately $804,384), the over-paid subscription of RMB1,440,000 (approximately $229,824) along with RMB2,637,218 (approximately $420,900) in accrued interest and penalty as of March 31, 2013.

NOTE 15- NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the three months ended
	March 31, 2013	March 31, 2012

Net income attributable to China Biologic Products, Inc.	$14,915,860	$12,957,306
Earnings allocated to participating nonvested shares	(72,594)	-
Net income allocated to common stockholders used in computing basic net income per common stock	14,843,266	12,957,306
Change in fair value of warrants	-	(1,209,382)
Net income used in diluted net income per common stock	$14,843,266	$11,747,924

Weighted average shares used in computing basic net income per common stock	26,785,541	25,601,125
Diluted effect of warrants	-	474,014
Diluted effect of stock option	1,129,965	472,746
Weighted average shares used in computing diluted net income per common stock	27,915,506	26,547,885

Net income per common stock – basic	$0.55	$0.51
Net income per common stock – diluted	$0.53	$0.44

During the three months ended March 31, 2013, no option was antidilutive and excluded from the calculation of diluted net income per common stock.

During the three months ended March 31, 2012, 1,184,000 options with an average exercise price of $12.80 were excluded from the calculation of diluted net income per common stock since they were antidilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; expectations regarding governmental approvals of our new products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“China Biologic”, the “Company”, “we”, “us”, or “our”, are to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries;
•	“Taibang Biological” are to our wholly owned subsidiary Taibang Biological Limited, a BVI company, formerly Logic Express Limited;
•	“Taibang Holdings” are to our wholly-owned subsidiary Taibang Holdings (Hong Kong) Limited, a Hong Kong company, formerly Logic Holdings (Hong Kong) Limited;
•	“Taibang Biotech” are to our wholly owned subsidiary Taibang Biotech (Shandong) Co., Ltd., a PRC company, formerly Logic Management and Consulting (China) Co., Ltd.;
•	“Taibang Beijing” are to our wholly owned subsidiary Taibang (Beijing) Pharmaceutical Research Institute Co., Ltd., a PRC company, formerly Logic Taibang Biotech Institute (Beijing);
•	“Dalin” are to our wholly owned subsidiary Guiyang Dalin Biologic Technologies Co., Ltd., a PRC company;
•	“Shandong Taibang” are to our majority owned subsidiary Shandong Taibang Biological Products Co. Ltd., a sino-foreign joint venture incorporated in China;
•	“Taibang Medical” are to our wholly owned subsidiary Shandong Taibang Medical Company, a PRC company;
•	“Guizhou Taibang” are to our majority owned subsidiary Guizhou Taibang Biological Products Co., Ltd., a PRC company, formerly Guiyang Qianfeng Biological Products Co., Ltd.;
•	“Huitian” are to our minority owned investee Xi’an Huitian Blood Products Co., Ltd., a PRC company;
•	“Board” are to our board of directors;
•	“BVI” are to the British Virgin Islands;
•	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;
•	“PRC” and “China” are to the People’s Republic of China;
•	“SEC” are to the Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“Renminbi” and “RMB” are to the legal currency of China; and
•	“U.S. dollars”, “dollars” and “$” are to the legal currency of the United States.
•	“New GMP Standard” are to the Drug Good Manufacturing Practice Regulations enacted by China’s Ministry of Health on February 12, 2001 and the Good Manufacturing Practice Implementation Guidelines published by China’s State Food and Drug Administration on February 24, 2011.

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

Our principal products are human albumin and immunoglobulin products. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. Immunoglobulin is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as the principal raw material. Human albumin and human immunoglobulin for intravenous injection, or IVIG products, are our top-selling products. Sales of human albumin products represented approximately 37.9% and 54.6% of our total sales for each of the three months ended March 31, 2013 and 2012, respectively. Sales of IVIG products represented approximately 47.5% and 32.3% of our total sales for each of the three months ended March 31, 2013 and 2012, respectively. All of our products are prescription medicines administered in the form of injections.

We sell our products primarily to hospitals and inoculation centers in the PRC directly or through approved distributors. We usually sign short-term contracts with customers and therefore our largest customers have changed over the years. For the three months ended March 31, 2013 and 2012, our top 5 customers accounted for approximately 8.8% and 17.2%, respectively, of our total sales. As we continue to expand our geographic presence and diversify our customer base and product mix, we expect that our largest customers will continue to change from year to year.

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

Recent Development

In March 2013, the China Food and Drug Administration conducted site inspection on the plasma production facility in Shandong Taibang and did not find any major deficiency under the New GMP Standard. Shandong Taibang is expected to obtain the renewed GMP certification in the third quarter of 2013.

On April 1, 2013, Cao Xian Plasma Company obtained the operating permits and commenced plasma collection shortly thereafter.

First Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended March 31, 2013:

•	Sales: Sales increased by $6,804,271, or 14.4%, to $54,031,732 for the three months ended March 31, 2013, from $47,227,461 for the same period in 2012.

•	Gross profit: Gross profit increased by $5,903,240, or 18.7%, to $37,414,974 for the three months ended March 31, 2013, from $31,511,734 for the same period in 2012.

•	Income from operations: Income from operations increased by $7,149,147, or 38.0%, to $25,978,392 for the three months ended March 31, 2013, from $18,829,245 for the same period in 2012.

•	Net income attributable to the Company: Net income increased by $1,958,554, or 15.1%, to $14,915,860 for the three months ended March 31, 2013, from $12,957,306 for the same period in 2012.

•	Diluted net income per share: Diluted net income per share was $0.53 for the three months ended March 31, 2013, as compared to $0.44 for the same period in 2012.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and March 31, 2012

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in U.S. dollars)

	For the three Months Ended March 31
	2013		2012
	$	% of Total Sales	$	% of Total Sales
SALES	54,031,732	100.0	47,227,461	100.0
COST OF SALES	16,616,758	30.8	15,715,727	33.3
GROSS MARGIN	37,414,974	69.2	31,511,734	66.7
OPERATING EXPENSES:
Selling expenses	1,836,393	3.4	4,826,107	10.2
General and administrative expenses	8,687,097	16.1	7,145,794	15.1
Research and development expenses	913,092	1.7	710,588	1.5
Total operating expenses	11,436,582	21.2	12,682,489	26.9
INCOME FROM OPERATIONS	25,978,392	48.1	18,829,245	39.9
OTHER INCOME:
Equity in income of equity method investee	128,948	0.2	1,022,412	2.2
Change in fair value of derivative liabilities	-	-	1,209,382	2.6
Interest expense	(236,174)	(0.4)	(608,563)	(1.3)
Interest income	648,062	1.2	543,395	1.2
Other expenses , net	-	-	(100,989)	(0.2)
Total other income, net	540,836	1.0	2,065,637	4.4
EARNINGS BEFORE INCOME TAX EXPENSE	26,519,228	49.1	20,894,882	44.2
INCOME TAX EXPENSES	4,606,902	8.5	3,176,715	6.7
NET INCOME	21,912,326	40.6	17,718,167	37.5
Less: Net income attributable to non-controlling interest	6,996,466	12.9	4,760,861	10.1
NET INCOME ATTRIBUTABLE TO COMPANY	14,915,860	27.6	12,957,306	27.4
NET INCOME PER SHARE OF COMMON STOCK
BASIC	0.55		0.51
DILUTED	0.53		0.44

Sales.

Our sales increased by 14.4%, or $6,804,271, to $54,031,732 for the three months ended March 31, 2013, compared to $47,227,461 for the three months ended March 31, 2012. The increase in sales during 2013 was primarily attributable to a mix of price and volume increases in certain of our plasma based products. In addition, foreign exchange translation accounted for 0.4% of the sales increase.

The following table summarizes the breakdown of sales by significant types of product:

	For the three Months Ended March 31,
	2013		2012		Change in	Change
	$	%	$	%	Amount	in %
Human Albumin	20,501,311	37.9	25,790,283	54.6	(5,288,972)	(20.5)
Immunoglobulin products:
IVIG	25,661,871	47.5	15,261,726	32.3	10,400,145	68.1
Other Immunoglobulin products	5,099,725	9.5	3,785,279	8.0	1,314,446	34.7
Placenta Polypeptide	2,184,163	4.0	2,110,809	4.5	73,354	3.5
Others	584,662	1.1	279,364	0.6	305,298	109.3
Totals	54,031,732	100.0	47,227,461	100.0	6,804,271	14.4

During the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, most of our approved plasma products recorded price increases, except for human hepatitis B immunoglobulin products. For the three months ended March 31, 2013 as compared to the three months ended March 31, 2012:

•	the average price for our approved human albumin products, which accounted for 37.9% of our total sales for the three months ended March 31, 2013, increased by approximately 8.3% and, excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 7.9%; and

•	the average price for our approved IVIG products, which accounted for 47.5% of our total sales for the three months ended March 31, 2013, increased by approximately 1.9%, and excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 1.5%.

The price increase of human albumin products was mainly due to the increase of retail price ceiling announced by Chinese National Development and Reform Commission (“NDRC”) in January 2013, which came into effect on February 1, 2013. This increased retail price ceiling provide us with more flexibility in pricing our human albumin products and allows us to increase our ex-factory prices in certain regional markets. NDRC also adjusted retail price ceilings for IVIG in September 2012, which came into effect on October 8, 2012. The new retail price ceilings for IVIG products are lower than the current prevailing market prices in some of our regional markets. As a result, some of local governments revised tender price ceilings for IVIG products. We have appealed to local governments for favorable pricing policy in selective regional markets and have successfully gained support from certain provincial governments in lifting the tender price ceilings for IVIG products. Therefore, the average price of our IVIG products remained consistent in the first quarter of 2013 as compared to the same period of 2012 in spite of the retail price ceiling adjustment. The decrease in average selling price of human hepatitis B immunoglobulin products was mainly due to increased volume of human hepatitis B immunoglobulin products sold through a government program sponsored by PRC Ministry of Health implemented in 2011 with respect to these products. The sales prices of participating products in this program are generally lower than normal retail prices for public interest purposes.

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

Sales volume for our human albumin products decreased by 26.6% in the first quarter of 2013 as compared to the same period of 2012. The decrease in sales volumes of human albumin products was primarily due to the planned increase of inventory level of these products in preparation for the production suspension in Guizhou Taibang. Sales volume for our IVIG products increased by 65.0% in the first quarter of 2013 as compared to the same period of 2012. The increase in sales volumes of IVIG products was primarily due to our marketing efforts focused on IVIG promotion and the engagement of new distributors to sell IVIG in new territories in the first quarter of 2013.

Cost of sales & gross profit

	For the three Months Ended March 31,		Change
	2013	2012	Amount	%
Cost of sales	$16,616,758	$15,715,727	$901,031	5.7%
as a percentage of total sales	30.8%	33.3%		(2.5%)
Gross Profit	$37,414,974	$31,511,734	$5,903,240	18.7%
Gross Margin	69.2%	66.7%		2.5%

Our cost of sales was $16,616,758, or 30.8% of our sales, for the three months ended March 31, 2013, as compared to $15,715,727, or 33.3% of our sales for the same period in 2012. Our gross profit was $37,414,974 and $31,511,734 for the three months ended March 31, 2013 and 2012, respectively, representing gross margins of 69.2% and 66.7%, respectively. In general, our cost of sales and gross margin are impacted by the volume and pricing of our finished products, our raw material costs, production mix and respective yields, inventory provisions, production cycles and routine maintenance costs.

The increase in cost of sales in the three month ended March 31, 2013 as compared to the same period in 2012 was largely in line with the increase of sales volumes and the increase in cost of plasma. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors, which was in line with the industry practice. We expected the nutrition fees to be paid to donors continue to increase as a result of improving living standards in China. Consequently, future improvements on margins will need to be derived from increases in product pricing and volumes, product mix, yields and manufacturing efficiency. The decrease in cost of sales as a percentage of sales in the three month ended March 31, 2013 as compared to the same period in 2012, was mainly due to the change of our product mix to include higher margin products.

Operating expenses.

	For the three Months Ended March 31,		Change
	2013	2012	Amount	%
Operating expenses	$11,436,582	$12,682,489	$(1,245,907)	(9.8%)
as a percentage of total sales	21.2%	26.9%		(5.7%)

Our total operating expenses decreased by $1,245,907, or 9.8%, to $11,436,582, for the three months ended March 31, 2013, from $12,682,489 for the same period in 2012. As a percentage of sales, total expenses decreased by 5.7% to 21.2% for the three months ended March 31, 2013, from 26.9% for the same period in 2012. The decrease of the total operating expenses was mainly due to the decrease of the selling expenses as discussed below.

Selling expenses.

	For the three Months Ended March 31,		Change
	2013	2012	Amount	%
Selling expenses	$1,836,393	$4,826,107	$(2,989,714)	(61.9%)
as a percentage of total sales	3.4%	10.2%		(6.8%)

For the three months ended March 31, 2013, our selling expenses decreased by $2,989,714, or 61.9%, to $1,836,393, from $4,826,107 for the three months ended March 31, 2012. As a percentage of sales, our selling expenses for the three months ended March 31, 2013 decreased by 6.8% to 3.4%, from 10.2% for the three months ended March 31, 2012. The decrease was mainly due to the fact that we adjusted the sales policy and lowered the commission rate for certain products during the second half of 2012. Further, we have taken steps to impose stricter control on the selling expenses since the second half of 2012. However, we plan to carry out the promotional and conference activities for our new product Factor VIII starting from the second quarter of 2013. As a result, we expect our selling expenses as a percentage of sales will increase in the following quarters.

General and administrative expenses.

	For the three Months Ended March 31,		Change
	2013	2012	Amount	%
General and administrative expenses	$8,687,097	$7,145,794	$1,541,303	21.6%
as a percentage of total sales	16.1%	15.1%		1.0%

For the three months ended March 31, 2013, our general and administrative expenses increased by $1,541,303, or 21.6%, to $8,687,097, from $7,145,794 for the three months ended March 31, 2012. General and administrative expenses as a percentage of sales increased by 1.0% to 16.1% for the three months ended March 31, 2013, from 15.1% for the three months ended March 31, 2012. The increase in general and administrative expenses was mainly due to an increase in expenses related to payroll and employee benefits as a result of general salary increases, an increase of share-based compensation and an increase in legal expenses relating to the disputes among Guizhou Taibang shareholders.

Research and development expenses.

	For the three Months Ended March 31,		Change
	2013	2012	Amount	%
Research and development expenses	$913,092	$710,588	$202,504	28.5%
as a percentage of total sales	1.7%	1.5%		0.2%

For the three months ended March 31, 2013 and 2012, our research and development expenses were $913,092 and $710,588, respectively, representing an increase of $202,504, or 28.5%. As a percentage of sales, our research and development expenses for the three months ended March 31, 2013 and 2012 were 1.7% and 1.5%, respectively. The increase in research and development expenses was mainly due to the expenditure paid for certain clinical trial programs during the three months ended March 31, 2013.

Change in fair value of derivative liabilities.

	For the three Months Ended March 31,		Change
	2013	2012	Amount	%
Change in fair value of derivative liabilities	$-	$1,209,382	$(1,209,382)	(100.0%)
as a percentage of total sales	-	2.6%		(2.6%)

Our warrants issued in June 2009 are classified as derivative liabilities carried at fair value. For the three months ended March 31, 2013 and 2012, we recognized a gain from the change in fair value of derivative liabilities in the amounts of nil and 1,209,382, respectively. The recognized gain from the change in the fair value of derivative liabilities in the first quarter of 2012 was mainly due to a decrease in the price of our common stock from $10.46 per share as of December 31, 2011 to $9.28 per share as of March 31, 2012. All warrants have been exercised by the end of June 2012.

Income tax.

	For the three Months Ended March 31,		Change
	2013	2012	Amount	%
Income tax	$4,606,902	$3,176,715	$1,430,187	45.0%
as a percentage of total sales	8.5%	6.7%		1.8%

Our provision for income taxes increased by $1,430,187, or 45.0%, to $4,606,902 for the three months ended March 31, 2013, from $3,176,715 for the same period in 2012. Our effective income tax rates were 17.4% and 15.2% for the three months ended March 31, 2013 and 2012, respectively. The difference between our effective income tax rate and the tax rate of 15% applicable to our major operating subsidiaries in the PRC for the period ended March 31, 2013 was primarily due to (i) the withholding income tax expenses accrued on Shandong Taibang’s net income for the period ended March 31, 2013 as a result of its dividend policy and (ii) the losses incurred by our overseas entities which we did not provide for any deferred tax assets.

Net income attributable to the Company.

	For the three Months Ended March 31,		Change
	2013	2012	Amount	%
Net income attributable to the Company	$14,915,860	$12,957,306	$1,958,554	15.1%
as a percentage of total sales	27.6%	27.4%		0.2%

Our net income attributable to the Company increased by $1,958,554, or 15.1%, to $14,915,860 for the three months ended March 31, 2013, from $12,957,306 for the same period in 2012. Net income attributable to the Company as a percentage of total sales was 27.6% and 27.4% for the three months ended March 31, 2013 and 2012, respectively, as a result of the cumulative effect of the foregoing factors.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. As of March, 2013, we had $138,709,901 in cash, primarily consisting of cash on hand and demand deposits.

The following table provides the summary of our cash flows for the periods indicated:

Cash Flow

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$22,030,185	$8,208,202
Net cash used in investing activities	(5,777,026)	(2,644,492)
Net cash used in financing activities	(7,731,687)	(10,734,880)
Effects of exchange rate change on cash	579,112	733,956
Net increase (decrease) in cash	9,100,584	(4,437,214)
Cash at beginning of the period	129,609,317	89,411,835
Cash at end of the period	$138,709,901	$84,974,621

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2013 was $22,030,185, as compared to $8,208,202 for the same period in 2012. The increase in net cash provided by operating activities was mainly in line with the increase of the net income excluding non-cash items for the three months ended March 31, 2013 as compared to the same period in 2012. Further, as compared to the same period in 2012, the turnover of accounts receivable also noticeably improved, which also contributed to the increase of the net cash provided by operating activities.

Investing Activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment and intangibles. Net cash used in investing activities for the three months ended March 31, 2013 was $5,777,026, as compared to $2,644,492, for the three months ended March 31, 2012. During the three months ended March 31, 2013 and 2012, we paid $4,977,306 and $2,325,870, respectively, for acquisition of property, plant and equipment at Shandong Taibang and Guizhou Taibang. The investing activities for the three months ended March 31, 2013 mainly consisted of construction of premises for Cao Xian Plasma Company, production facility for FVIII, office building for Shandong Taibang and production facility for placenta polypeptide.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2013 totaled $7,731,687, as compared to net cash used in financing activities of $10,734,880 for the same period in 2012. The net cash used in financing activities for the three months ended March 31, 2013 was mainly due to a repayment of $3,186,400 of a short-term bank loans and a dividend of $4,397,232 paid by our subsidiaries to the noncontrolling interest shareholders. The net cash used in financing activities for the three months ended March 31, 2012 was mainly due to a repayment of $6,352,000 of a short-term bank loan and a dividend of $4,382,880 paid by our subsidiaries to the noncontrolling interest shareholders.

Management believes that the Company has sufficient cash on hand and continuing positive cash inflow, from the sale of its plasma-based products in the PRC market, for its operations.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of March 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
short-term bank loans	$4,788,000	4,788,000	-	-	-
Operating lease commitment	1,419,610	456,694	867,754	7,787	87,375
Total	$6,207,610	5,244,694	867,754	7,787	87,375

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans acquired during the three months ended March 31, 2013.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of March 31, 2013 would decrease net income before provision for income taxes by approximately $11,970 for the three months ended March 31, 2013.

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

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in banks as of March 31, 2013 and December 31, 2012 amounted to $138,230,219 and $129,289,461, respectively, $73,922 and $76,101 of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash in bank accounts.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 37.9% and 47.5% of the total sales for the three months ended March 31, 2013, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. David (Xiaoying) Gao and our Chief Financial Officer, Mr. Ming Yang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2013. Based on that evaluation, Mr. Gao and Mr. Yang concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dispute among Guizhou Taibang Shareholders over Raising Additional Capital

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from private strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang at RMB2.80 per share. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority shareholder of Guizhou Taibang’s shares, Guizhou Jie’an Company (“Jie’an”), did not support the plan and did not waive its right of first refusal. In May 2007, the majority shareholders caused Guizhou Taibang to sign an Equity Purchase Agreement with certain investors, pursuant to which the investors agreed to invest an aggregate of $7,475,832 (or RMB50,960,000) in exchange for 18,200,000 shares, or 21.4%, of Guizhou Taibang’s equity interests. At the same time, Jie’an also subscribed for 1,800,000 shares, representing its pro rata share of the 20,000,000 shares being offered. The proceeds from all parties were received by Guizhou Taibang in accordance with the agreement.

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

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital injection with the local AIC, pursuant to the Equity Purchase Agreement, and such request was approved by the majority shareholders of Guizhou Taibang in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request, pending the outcome of the ongoing litigation. In March 2012, the Company received a subpoena that Jie’an brought suit in the People’s Court of Huaxi District, Guizhou Province, against Guizhou Taibang, alleging Guizhou Taibang’s withholding of its request. Jie’an requested that Guizhou Taibang register its 1.8 million shares of capital injection, pay dividends associated with these shares, as well as the related interest and penalty from May 2007 to December 2011 amounting to $3,967,500 (or RMB25,000,000) in aggregate, and return the over-paid subscription of $228,528 (or RMB1,440,000), as well as the interest and penalty, amounting to $1,587,000 (or RMB10,000,000) in aggregate. The People’s Court of Huaxi District, Guizhou Province, has accepted Jie’an’s suit. In May 2012, Guizhou Taibang was informed by the court that the case was postponed upon the request from Jie’an and no exact hearing date has been provided as of the date of this report. If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated above, the Company does not expect Jie’an to prevail. As of March 31, 2013, the Company had recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $804,384) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $229,824) for the over-paid subscription and RMB2,637,218 (approximately $420,900) for the accrued interest.

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

In October, 2010, the High Court of Guizhou ruled in favor of the Company and denied the strategic investors’ right as shareholders of Guizhou Taibang, as well as their entitlement to the dividends. In light of the Guizhou ruling, in November 2010 the Company returned the proceeds in the amount of $1,699,040 (or RMB11,200,000) to one of the strategic investors. In October 2010, the other strategic investors appealed to the PRC Supreme Court in Beijing on the ruling of the High Court of Guizhou. The PRC Supreme Court overruled the decision of the High Court of Guizhou and remanded the case to the High Court of Guizhou for retrial. In January 2012, the strategic investors re-filed their case to the High Court of Guizhou requesting, in addition to the share distribution, the distribution of dividends and interest in the amount of RMB18,349,345 (approximately $2,912,041) and RMB2,847,000 (approximately $451,819), respectively. In December 2012, the High Court of Guizhou affirmed the judgment against the strategic investors. In January 2013, the strategic investors appealed to the PRC Supreme Court in Beijing on the ruling again. The PRC Supreme Court accepted the case for retrial. We do not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, we believe that the Equity Purchase Agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment.

In April 2013, the Company countersued the strategic investors in the Intermediate Court of Guiyang City alleging their breach of the Security Law in the PRC and requested a consideration of $6,064,800 (or RMB 38,000,000) for the related expenses and losses, and Guizhou Intermediate Court accepted the case. The Company is awaiting the hearing of the above cases as of the date of this report. As of March 31, 2013, Guizhou Taibang has set aside the strategic investors’ initial fund along with RMB14,729,565 (approximately $2,350,839) in accrued interest, and RMB509,600 (approximately $81,332) for the 1% penalty imposed by the agreement for any breach in the event that Guizhou Taibang is required to return their original investment amount to the strategic investors. If strategic investors prevail in their suit, Dalin’s interests in Guizhou Taibang may be reduced to approximately 41.3%.

ITEM 1A. RISK FACTORS.

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on March 12, 2013. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter. No repurchases of our common stock were made during the first quarter of 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of 2013, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2013	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ming Yang
Ming Yang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of China Biologic Products, Inc.
3.2	Second Amended and Restated Bylaws of China Biologic Products, Inc.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith)

