Form 10-Q
period 2013-06-30
China Biologic Products, Inc.
filed 2013-08-06
CIK 1369868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	26,952,945

Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2013

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2013	December 31, 2012
		USD	USD
ASSETS
Current Assets
Cash and cash equivalents		147,264,448	129,609,317
Accounts receivable, net of allowance for doubtful accounts	2	17,821,673	11,206,244
Inventories	3	80,907,813	75,679,173
Prepayments and other current assets		5,503,155	5,664,919
Total Current Assets		251,497,089	222,159,653

Property, plant and equipment, net	4	62,337,422	51,325,177
Intangible assets, net	5	3,104,210	3,541,582
Land use rights, net		6,373,176	5,818,709
Deposits related to land use rights	6	16,669,167	14,752,574
Restricted cash	7	2,786,502	2,912,145
Equity method investment		10,937,307	10,537,310
Total Assets		353,704,873	311,047,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	8	4,860,000	7,935,000
Accounts payable		3,018,095	2,908,624
Due to related parties	14	4,055,925	4,081,624
Other payables and accrued expenses		25,895,823	25,423,349
Advance from customers		2,381,166	2,857,420
Income tax payable		3,333,141	4,513,075
Total Current Liabilities		43,544,150	47,719,092

Deferred income	7	2,972,700	2,912,145
Other liabilities		3,410,801	2,996,749
Total Liabilities		49,927,651	53,627,986

Stockholders’ Equity
Common stock: par value $0.0001; 100,000,000 shares authorized; 26,952,945 and 26,629,615 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively		2,695	2,663
Additional paid-in capital		67,303,915	62,251,731
Retained earnings		150,220,786	119,143,000
Accumulated other comprehensive income		18,826,850	14,072,322
Total equity attributable to China Biologic Products, Inc.		236,354,246	195,469,716

Noncontrolling interest		67,422,976	61,949,448

Total Stockholders’ Equity		303,777,222	257,419,164

Commitments and contingencies	13	-	-

Total Liabilities and Stockholders’ Equity		353,704,873	311,047,150

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the three months ended		For the six months ended
	Note	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
		USD	USD	USD	USD
Sales	12	53,580,523	50,466,339	107,612,255	97,693,800
Cost of sales		16,122,262	16,130,889	32,739,020	31,846,616
Gross profit		37,458,261	34,335,450	74,873,235	65,847,184

Operating expenses
Selling expenses		2,441,727	4,165,242	4,278,120	8,991,349
General and administrative expenses		8,866,071	7,932,372	17,553,168	15,078,166
Research and development expenses		835,150	929,489	1,748,242	1,640,077
Income from operations		25,315,313	21,308,347	51,293,705	40,137,592

Other income/ (expenses)
Equity in income of an equity method investee		610,997	451,891	739,945	1,474,303
Change in fair value of derivative liabilities		-	559,758	-	1,769,140
Interest expense		(198,739)	(157,635)	(434,913)	(766,198)
Interest income		995,757	765,717	1,643,819	1,309,112
Other expenses, net		-	(1,797)	-	(102,786)
Total other income, net		1,408,015	1,617,934	1,948,851	3,683,571

Earnings before income tax expense		26,723,328	22,926,281	53,242,556	43,821,163

Income tax expense	9	3,745,649	3,333,616	8,352,551	6,510,331

Net income		22,977,679	19,592,665	44,890,005	37,310,832

Less: Net income attributable to noncontrolling interest		6,815,753	6,753,894	13,812,219	11,514,755

Net income attributable to China Biologic Products, Inc.		16,161,926	12,838,771	31,077,786	25,796,077

Net income per share of common stock:	15
Basic		0.60	0.50	1.15	1.00
Diluted		0.57	0.46	1.11	0.90
Weighted average shares used in computation:	15
Basic		26,880,459	25,875,164	26,833,262	25,738,145
Diluted		28,067,303	26,627,160	27,967,080	26,581,824

Net income		22,977,679	19,592,665	44,890,005	37,310,832

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes		4,428,715	136,178	5,825,256	1,313,135

Comprehensive income		27,406,394	19,728,843	50,715,261	38,623,967

Less: Comprehensive income attributable to noncontrolling interest		7,723,790	6,750,933	14,882,947	11,766,768

Comprehensive income attributable to China Biologic Products, Inc.		19,682,604	12,977,910	35,832,314	26,857,199

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDESENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30, 2013	June 30, 2012
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	44,890,005	37,310,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,105,739	2,281,223
Amortization	702,556	1,525,267
(Gain)/ loss on sale of property, plant and equipment	(70,363)	60,518
Allowance for doubtful accounts, net	-	21,895
Provision for doubtful accounts - other receivables and prepayments	6,202	35,637
Write-down of obsolete inventories	-	49,703
Deferred tax expense	720,679	26,341
Share-based compensation	3,047,962	1,992,958
Change in fair value of derivative liabilities	-	(1,769,140)
Equity in income of an equity method investee	(739,945)	(1,474,303)
Change in operating assets and liabilities:
Accounts receivable	(6,314,643)	(4,692,006)
Prepayment and other current assets	(101,135)	(292,473)
Inventories	(3,616,165)	2,045,191
Accounts payable	242,365	(1,546,373)
Other payables and accrued expenses	(2,033,594)	(2,977,473)
Advance from customers	(529,984)	401,393
Due to related parties	(140,697)	1,255,867
Income tax payable	(1,260,254)	(2,185,825)
Net cash provided by operating activities	37,908,728	32,069,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for property, plant and equipment	(11,912,603)	(5,098,533)
Payment for intangible assets and land use right	(1,137,556)	(796,707)
Dividend received	560,980	555,310
Purchase of short-term investment	-	(1,348,610)
Proceeds from sale of property, plant and equipment	83,731	-
Net cash used in investing activities	(12,405,448)	(6,688,540)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the six months ended
	June 30, 2013	June 30, 2012
	USD	USD
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercised	2,668,916	-
Proceeds from warrants exercised	-	4,500,000
Proceeds from short term bank loans	4,808,400	-
Repayment of short term bank loans	(8,014,000)	(11,106,200)
Acquisition of noncontrolling interest	(1,963,913)	-
Dividend paid by subsidiaries to noncontrolling interest shareholders	(8,110,168)	(4,379,016)
Net cash used in financing activities	(10,610,765)	(10,985,216)

EFFECTS OF FOREIGN EXCHANGE RATE CHANGE ON CASH	2,762,616	679,914

NET INCREASE IN CASH	17,655,131	15,075,390

Cash and cash equivalents at beginning of period	129,609,317	89,411,835

Cash and cash equivalents at end of period	147,264,448	104,487,225

Supplemental cash flow information
Cash paid for income taxes	8,892,126	8,669,815
Cash paid for interest expense	198,900	204,982
Noncash investing and financing activities:
Acquisition of property, plant and equipment included in payables	1,554,828	347,439
Exercise of warrants that were liability classified	-	3,641,279

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2013, the results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012, have been made. All significant intercompany transactions and balances are eliminated on consolidation.

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

The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for its bank accounts located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for its bank accounts located in Hong Kong. Cash balances maintained at financial institutions or state-owned banks in the PRC are not covered by insurance. Total cash at banks as of June 30, 2013 and December 31, 2012 amounted to $146,777,083 and $129,289,461, respectively, of which $73,923 and $76,101 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

The Company’s two major products are human albumin and human immunoglobulin for intravenous injection (“IVIG”). Human albumin accounted for 42.5% and 38.7% of the total sales for the three months ended June 30, 2013 and 2012, respectively, and 40.2% and 46.4% of the total sales for the six months ended June 30, 2013 and 2012, respectively. IVIG accounted for 39.4% and 42.1% of the total sales for the three months ended June 30, 2013 and 2012, respectively, and 43.5% and 37.4% of the total sales for the six months ended June 30, 2013 and 2012, respectively. If the market demands for human albumin and IVIG cannot be sustained in the future or the price of human albumin and IVIG decreases, the Company’s operating results could be adversely affected.

Substantially all of the Company’s customers are located in the PRC. As of June 30, 2013 and 2012, the Company had no significant concentration of credit risk. There were no customers that individually comprised 10% or more of the total sales during the three months and six months ended June 30, 2013 and 2012, respectively. No individual customer represented 10% or more of trade receivables at June 30, 2013 and December 31, 2012, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There were no suppliers that comprised 10% or more of the total purchases for the three months and six months ended June 30, 2013 and 2012, respectively. No individual vendor represented more than 10% of accounts payables as at June 30, 2013. Two vendors individually represented more than 10% of accounts payables as at December 31, 2012.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	USD	USD
Accounts receivable	18,245,922	11,621,851
Less: Allowance for doubtful accounts	(424,249)	(415,607)
Total	17,821,673	11,206,244

A provision for doubtful accounts of nil and a reversal of the allowance for doubtful accounts of $12,953 was recorded during the three months ended June 30, 2013 and 2012, respectively. A provision for doubtful accounts of nil and $21,895 was recorded for the six months ended June 30, 2013 and 2012, respectively. There was no write-off of accounts receivable for the three and six months ended June 30, 2013 and 2012, respectively.

NOTE 3 – INVENTORIES

Inventories at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	USD	USD
Raw materials	34,286,954	29,596,746
Work-in-process	24,544,953	24,524,142
Finished goods	22,075,906	21,558,285
Total	80,907,813	75,679,173

No inventory write-down was recorded during the three months ended June 30, 2013 and 2012, respectively. An inventory write-down of nil and $49,703 was recorded for the six months ended June 30, 2013 and 2012, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	USD	USD
Buildings	31,296,990	25,183,496
Machinery and equipment	27,169,226	29,625,166
Furniture, fixtures, office equipment and vehicles	7,121,204	6,513,482
Total property, plant and equipment, gross	65,587,420	61,322,144
Accumulated depreciation	(23,479,901)	(24,356,752)
Total property, plant and equipment, net	42,107,519	36,965,392
Construction in progress	14,813,753	3,501,404
Prepayment for property, plant and equipment	5,416,150	10,858,381
Property, plant and equipment, net	62,337,422	51,325,177

Depreciation expense for the three months ended June 30, 2013 and 2012 was $1,571,232 and $1,184,498, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 was $3,105,739 and $2,281,223, respectively.

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
		USD	USD	USD
Amortizing intangible assets:
Permits and licenses	10 years	5,091,360	(2,477,006)	2,614,354
GMP certificate	5 years	2,578,198	(2,282,267)	295,931
Long-term customer relationship	4 years	7,675,560	(7,675,560)	-
Others		342,231	(148,306)	193,925
Total		15,687,349	(12,583,139)	3,104,210

	December 31, 2012
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
		USD	USD	USD
Amortizing intangible assets:
Permits and licenses	10 years	4,987,647	(2,119,622)	2,868,025
GMP certificate	5 years	2,525,679	(1,955,360)	570,319
Long-term customer relationship	4 years	7,519,206	(7,519,206)	-
Others		214,520	(111,282)	103,238
Total		15,247,052	(11,705,470)	3,541,582

Amortization expense for intangible assets was $391,452 and $733,794 for the three months ended June 30, 2013 and 2012, respectively. Amortization expense for intangible assets was $655,152 and $1,456,810 for the six months ended June 30, 2013 and 2012, respectively. Estimated amortization expenses for the next five fiscal years are $511,058 in 2014, $509,278 in 2015, $503,715 in 2016, $469,606 in 2017 and $426,774 in 2018.

NOTE 6 – DEPOSITS RELATED TO LAND USE RIGHT

As of June 30, 2013, the deposits mainly represented a $13,510,800 (equivalent RMB83,400,000) refundable payment made by Guizhou Taibang to the local government in connection with the public bidding for a land use right in Guizhou Province. The payment will be refunded within one year following the completion of the bidding process. If the Company is successful in the bid, the land use right will be used for the construction of a new manufacturing facility to comply with the new GMP standard effective by the end of 2013. However, due to potential delays in government approval procedures with respect to the land use right for such site, the Company may not be able to complete the construction of the new production facility as planned. In order to mitigate the operation disruption at Guizhou Taibang, the Company started to upgrade its existing production facility to meet the new GMP standard in June 2013. The production of the related facilities was suspended and the total production capacity of the Company is expected to decrease in part of 2013 and 2014.

NOTE 7 – RESTRICTED CASH

On November 1, 2012, Guizhou Taibang entered into an agreement with the Financial Bureau of Huaxi District, Guiyang City. Pursuant to the agreement, the Financial Bureau of Huaxi District provided $2,972,700 (equivalent RMB18,350,000) to Guizhou Taibang to subsidize the technical upgrade in respect of the new GMP standard (see Note 6). The agreement is valid for a three-year period. The usage of this fund must be under the supervision of the Financial Bureau of Huaxi District and cannot be used for other purposes. During the six months ended June 30, 2013, $186,198 was used in the technical upgrade in respect of the new GMP standard.

NOTE 8 – SHORT-TERM BANK LOANS

The Company’s bank loans as of June 30, 2013 and December 31, 2012 consisted of the following:

	Maturity	Annual
Loans	date	interest rate	June 30, 2013	December 31, 2012
			USD	USD
Short-term bank loan, unsecured	August 1, 2013	6.00%	-	3,174,000
Short-term bank loan, unsecured	September 3, 2013	6.00%	-	3,174,000
Short-term bank loan, unsecured	September 3, 2013	6.00%	-	1,587,000
Short-term bank loan, unsecured	May 12, 2014	6.00%	4,860,000	-
Total			4,860,000	7,935,000

Interest expense on short-term bank loans was $79,410 and $45,765 for the three months ended June 30, 2013 and 2012, respectively. Interest expense on short-term bank loans was $198,900 and $204,982 for the six months ended June 30, 2013 and 2012, respectively.

The Company did not have any revolving line of credit as of June 30, 2013.

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

The Company’s effective income tax rates were 14% and 15% for the three months ended June 30, 2013 and 2012, respectively. The Company’s effective income tax rates were 16% and 15% for the six months ended June 30, 2013 and 2012, respectively.

As of and for the six months ended June 30, 2013, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits to change significantly within the next 12 months.

NOTE 10 – OPTIONS AND NONVESTED SHARES

Options

A summary of stock options activity for six months ended June 30, 2013 is as follow:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
		USD		USD
Outstanding as of December 31, 2012	2,648,609	9.39	7.65	18,374,422
Granted	33,000	10.48
Exercised	(323,330)	8.25		4,267,299
Forfeited and expired	(150,680)	6.78
Outstanding as of June 30, 2013	2,207,599	9.75	7.45	29,679,283

Vested and expected to vest	2,207,599	9.75	7.45	29,679,283
Exercisable as of June 30, 2013	1,387,587	9.65	6.60	18,788,752

The 33,000 stock options granted during the six months ended June 30, 2013 had a weighted average fair value of $8.37 per share or an aggregate of $276,250 on the date of grant, determined based on the Black-Scholes option pricing model using the following weighted average assumptions:

For six months ended
June 30, 2013
Expected volatility	104%
Expected dividends yield	0%
Expected term	5 years
Risk-free interest rate (per annum)	0.72%
Fair value of underlying ordinary shares (per share)	$10.57

For the three months ended June 30, 2013 and 2012, the Company recorded stock compensation expense of $1,230,066 and $1,030,539, respectively, in general and administrative expenses. For the six months ended June 30, 2013 and 2012, the Company recorded stock compensation expense of $2,694,999 and $1,992,958, respectively, in general and administrative expenses.

As of June 30, 2013, approximately $4,733,962 of stock compensation expense with respect to the non-vested stock options is to be recognized over approximately 2.71 years.

Nonvested shares

A summary of nonvested shares activity for the six months ended June 30, 2013 is as follows:

	Number of nonvested shares	Grant date weighted average fair value
		USD
Outstanding as of December 31, 2012	120,000	9.85
Granted	22,500	18.58
Vested	-	-
Forfeited	-	-
Outstanding as of June 30, 2013	142,500	11.23

For the three months ended June 30, 2013 and 2012, the Company recorded stock compensation expense of $183,161 and nil respectively in general and administrative expenses. For the six months ended June 30, 2013 and 2012, the Company recorded stock compensation expense of $352,963 and nil respectively in general and administrative expenses.

As of June 30, 2013, approximately $1,037,755 of stock compensation expense with respect to nonvested shares is to be recognized over approximately 2.52 years.

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

NOTE 12 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the three months ended June 30, 2013 and 2012 are as follows:

	For the three months ended
	June 30, 2013	June 30, 2012
	USD	USD
Human Albumin	22,764,711	19,539,419
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	21,097,154	21,239,174
Other Immunoglobulin products	5,494,261	6,987,822
Placenta Polypeptide	3,037,991	2,509,202
Others	1,186,406	190,722
Total	53,580,523	50,466,339

The Company’s sales by significant types of product for the six months ended June 30, 2013 and 2012 are as follows:

	For the six months ended
	June 30, 2013	June 30, 2012
	USD	USD
Human Albumin	43,266,022	45,329,702
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	46,759,025	36,500,900
Other Immunoglobulin products	10,593,986	10,773,101
Placenta Polypeptide	5,222,154	4,620,011
Others	1,771,068	470,086
Total	107,612,255	97,693,800

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Capital commitments

As of June 30, 2013, commitments outstanding for the purchase of property, plant and equipment approximated $5,200,000.

Legal proceedings

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

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital injection with the local Administration for Industry and Commerce, or AIC, pursuant to the Equity Purchase Agreement, and such request was approved by the majority shareholders of Guizhou Taibang in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request, pending the outcome of the ongoing litigation. In March 2012, the Company received a subpoena that Jie’an brought suit in the People’s Court of Huaxi District, Guizhou Province, against Guizhou Taibang, alleging Guizhou Taibang’s withholding of its request. Jie’an requested that Guizhou Taibang register its 1.8 million shares of capital injection, pay dividends associated with these shares, as well as the related interest and penalty from May 2007 to December 2011 amounting to $3,967,500 (or RMB25,000,000) in aggregate, and return the over-paid subscription of $228,528 (or RMB1,440,000), as well as the interest and penalty, amounting to $1,587,000 (or RMB10,000,000) in aggregate. The People’s Court of Huaxi District, Guizhou Province, has accepted Jie’an’s suit. In May 2012, Guizhou Taibang was informed by the court that the case was postponed upon the request from Jie’an and no exact hearing date has been provided as of the date of this report. If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated below, the Company does not expect Jie’an to prevail. As of June 30, 2013, the Company had recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $816,480) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $233,280) for the over-paid subscription and RMB2,736,575 (approximately $443,325) for the accrued interest.

As a result of this dispute, the strategic investors’ equity ownership in Guizhou Taibang and the related increase in registered capital of Guizhou Taibang have not been registered with the local AIC. In January 2010, the strategic investors brought suit in the High Court of Guizhou Province against Guizhou Taibang alleging Guizhou Taibang’s failure to register their equity interest in Guizhou Taibang with the local AIC and requesting the distribution of their share of Guizhou Taibang’s dividends declared since 2007. Dalin was also joined as a co-defendant as it is the majority shareholder and exercises control over Guizhou Taibang’s day-to-day operations.

In October, 2010, the High Court of Guizhou ruled in favor of the Company and denied the strategic investors’ right as shareholders of Guizhou Taibang, as well as their entitlement to the dividends. In light of the Guizhou ruling, the Company returned the proceeds of $1,699,040 (or RMB11,200,000) to one of the strategic investors in November 2010. In October 2010, the other strategic investors appealed to the PRC Supreme Court in Beijing on the ruling of the High Court of Guizhou. The PRC Supreme Court overruled the decision of the High Court of Guizhou and remanded the case to the High Court of Guizhou for retrial. In January 2012, the strategic investors re-filed their case to the High Court of Guizhou requesting, in addition to the share distribution, the distribution of dividends and interest in the amount of RMB18,349,345 (approximately $2,972,594) and RMB2,847,000 (approximately $461,214), respectively. In December 2012, the High Court of Guizhou affirmed the judgment against the strategic investors. In January 2013, the strategic investors appealed to the PRC Supreme Court in Beijing on the ruling again. The PRC Supreme Court accepted the case for retrial. The Company does not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, the Company believe that the Equity Purchase Agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment.

In April 2013, the Company countersued the strategic investors in the Intermediate Court of Guiyang City alleging their breach of the Security Law in the PRC and requested a consideration of $6,064,800 (or RMB38,000,000) for the related expenses and losses, and Guizhou Intermediate Court accepted the case. The Company is awaiting the hearing of the above cases as of the date of this report. As of June 30, 2013, Guizhou Taibang has set aside the strategic investors’ initial fund along with RMB15,942,138 (approximately $2,582,626) in accrued interest, and RMB509,600 (approximately $82,555) for the 1% penalty imposed by the agreement for any breach in the event that Guizhou Taibang is required to return their original investment amount to the strategic investors. If strategic investors prevail in their suit, Dalin’s interests in Guizhou Taibang may be reduced to approximately 41.3%.

NOTE 14 – RELATED PARTY TRANSACTIONS

The material related party transactions undertaken by the Company with related parties for the three months ended June 30, 2013 and 2012 are presented as follows:

	For the three months ended
	June 30, 2013	June 30, 2012
	USD	USD
Commission expenses with related parties(1)	909,057	852,948

The material related party transactions undertaken by the Company with related parties for the six months ended June 30, 2013 and 2012 are presented as follows:

	For the six months ended
	June 30, 2013	June 30, 2012
	USD	USD
Commission expenses with related parties(1)	1,552,312	1,581,483

The related party balances as at June 30, 2013 and December 31, 2012 are presented as follows:

Liabilities	Purpose	June 30, 2013	December 31, 2012
		USD	USD
Other payable – a related party(1)	Commission	204,120	339,272
Other payable – a related party(2)	Loan	2,358,720	2,311,044
Other payable – a related party(3)	Contribution	1,493,085	1,431,308
Total other payable – related parties		4,055,925	4,081,624

(1)During the year ended December 31, 2011, Guizhou Taibang signed an agency contract with Guizhou Eakan Co., Ltd. (“Guizhou Eakan”), an affiliate of one of the Guizhou Taibang’s noncontrolling interest shareholders, pursuant to which Guizhou Taibang would pay commission to Guizhou Eakan for the promotion of the product of Placenta Polypeptide. As of June 30, 2013, Guizhou Taibang accrued commission payable of $204,120 for service rendered by Guizhou Eakan. For the three months ended June 30, 2013, commission expense for service rendered by Guizhou Eakan was $909,057. For the six months ended June 30, 2013, commission expense for service rendered by Guizhou Eakan was $1,552,312.

(2)Guizhou Taibang has payables to Guizhou Eakan Investing Corp., amounting to approximately $2,358,720 and $2,311,044 as of June 30, 2013 and December 31, 2012, respectively. Guizhou Eakan Investing Corp. is one of the noncontrolling interest shareholders of Guizhou Taibang. The Company borrowed this interest free advance for working capital purpose for Guizhou Taibang. The balance is due on demand.

(3)Guizhou Taibang has payables to Jie’an, a noncontrolling interest shareholder of Guizhou Taibang, amounting to approximately $1,493,085 and $1,431,308 as of June 30, 2013 and December 31, 2012, respectively. In 2007, Guizhou Taibang received additional contributions from Jie’an of $962,853 (or RMB6,480,000) to maintain Jie’an’s equity interest in Guizhou Taibang at 9%. However, due to a legal dispute among shareholders over raising additional capital as discussed in the legal proceeding section (see Note 13), the contribution is subject to be returned to Jie’an. During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital contribution with the local AIC, pursuant to the Equity Purchase Agreement, and such registration was approved by the majority shareholders of Guizhou Taibang in a shareholders’ meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the completion of the ongoing litigations. If the Company decided to ratify the approval, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an will be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated above, the Company has set aside Jie’an’s additional fund of RMB5,040,000 (approximately $816,480), the over-paid subscription of RMB1,440,000 (approximately $233,280) along with RMB2,736,575 (approximately $443,325) in accrued interest and penalty as of June 30, 2013.

NOTE 15 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the three months ended
	June 30, 2013	June 30, 2012
	USD	USD

Net income attributable to China Biologic Products, Inc.	16,161,926	12,838,771
Earnings allocated to participating nonvested shares	(85,227)	-
Net income allocated to common stockholders used in computing basic net income per common stock	16,076,699	12,838,771
Change in fair value of warrants	-	(559,758)
Net income used in diluted net income per common stock	16,076,699	12,279,013

Weighted average shares used in computing basic net income per common stock	26,880,459	25,875,164
Diluted effect of warrants	-	311,200
Diluted effect of stock option	1,186,844	440,796
Weighted average shares used in computing diluted net income per common stock	28,067,303	26,627,160

Net income per common stock – basic	0.60	0.50
Net income per common stock – diluted	0.57	0.46

During the three months ended June 30, 2013, no option was antidilutive and excluded from the calculation of diluted net income per common stock.

During the three months ended June 30, 2012, 1,544,000 options with an average exercise price of $11.98 were excluded from the calculation of diluted net income per common stock since they were antidilutive.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the six months ended
	June 30, 2013	June 30, 2012
	USD	USD

Net income attributable to China Biologic Products, Inc.	31,077,786	25,796,077
Earnings allocated to participating nonvested shares	(157,615)	-
Net income allocated to common stockholders used in computing basic net income per common stock	30,920,171	25,796,077
Change in fair value of warrants	-	(1,769,140)
Net income used in diluted net income per common stock	30,920,171	24,026,937

Weighted average shares used in computing basic net income per common stock	26,833,262	25,738,145
Diluted effect of warrants	-	390,507
Diluted effect of stock option	1,133,818	453,172
Weighted average shares used in computing diluted net income per common stock	27,967,080	26,581,824

Net income per common stock – basic	1.15	1.00
Net income per common stock – diluted	1.11	0.90

During the six months ended June 30, 2013, no option was antidilutive and excluded from the calculation of diluted net income per common stock.

During the six months ended June 30, 2012, 1,544,000 options with an average exercise price of $11.98 were excluded from the calculation of diluted net income per common stock since they were antidilutive.

NOTE 16 – SUBSEQUENT EVENT

On August 2, 2013, the Company entered into a redemption agreement with one of its individual shareholders, pursuant to which the Company would repurchase 1,479,704 shares of common stock for a consideration of US$29,594,080.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“China Biologic”, the “Company”, “we”, “us”, or “our”, are to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries;
•	“Taibang Biological” are to our wholly owned subsidiary Taibang Biological Limited, a BVI company, formerly Logic Express Limited;
•	“Taibang Holdings” are to our wholly-owned subsidiary Taibang Holdings (Hong Kong) Limited, a Hong Kong company, formerly Logic Holdings (Hong Kong) Limited;
•	“Taibang Biotech” are to our wholly owned subsidiary Taibang Biotech (Shandong) Co., Ltd., a PRC company, formerly Logic Management and Consulting (China) Co., Ltd.;
•	“Taibang Beijing” are to our wholly owned subsidiary Taibang (Beijing) Pharmaceutical Research Institute Co., Ltd., a PRC company, formerly Logic Taibang Biotech Institute (Beijing);
•	“Dalin” are to our wholly owned subsidiary Guiyang Dalin Biologic Technologies Co., Ltd., a PRC company;
•	“Shandong Taibang” are to our majority owned subsidiary Shandong Taibang Biological Products Co. Ltd., a sino-foreign joint venture incorporated in China;
•	“Taibang Medical” are to our wholly owned subsidiary Shandong Taibang Medical Company, a PRC company;
•	“Guizhou Taibang” are to our majority owned subsidiary Guizhou Taibang Biological Products Co., Ltd., a PRC company, formerly Guiyang Qianfeng Biological Products Co., Ltd.;
•	“Huitian” are to our minority owned investee Xi’an Huitian Blood Products Co., Ltd., a PRC company;
•	“Board” are to our board of directors;
•	“BVI” are to the British Virgin Islands;
•	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;
•	“PRC” and “China” are to the People’s Republic of China;
•	“SEC” are to the Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“Renminbi” and “RMB” are to the legal currency of China;
•	“U.S. dollars”, “dollars” ,“USD”and “$” are to the legal currency of the United States; and
•	“New GMP Standard” are to the Drug Good Manufacturing Practice Regulations enacted by China’s Ministry of Health on February 12, 2001 and the Good Manufacturing Practice Implementation Guidelines published by China’s State Food and Drug Administration on February 24, 2011.

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

Our principal products are human albumin and immunoglobulin products. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. Immunoglobulin is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as the principal raw material. Human albumin and human immunoglobulin for intravenous injection, or IVIG products, are our top-selling products. Sales of human albumin products represented approximately 42.5% and 38.7% of our total sales for each of the three months ended June 30, 2013 and 2012, respectively, and 40.2% and 46.4% of our total sales for the six months ended June 30, 2013 and 2012, respectively. Sales of IVIG products represented approximately 39.4% and 42.1% of our total sales for each of the three months ended June 30, 2013 and 2012, respectively, and 43.5% and 37.4% of our total sales for the six months ended June 30, 2013 and 2012, respectively. All of our products are prescription medicines administered in the form of injections.

We sell our products primarily to hospitals and inoculation centers in the PRC directly or through approved distributors. We usually sign short-term contracts with customers and therefore our largest customers have changed over the years. For the three months ended June 30, 2013 and 2012, our top 5 customers accounted for approximately 13.9% and 13.4%, respectively, of our total sales. For the six months ended June 30, 2013 and 2012, our top 5 customers accounted for approximately 10.5% and 13.8%, respectively, of our total sales. As we continue to expand our geographic presence and diversify our customer base and product mix, we expect that our largest customers will continue to change from year to year.

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

Recent Development

Shandong Taibang

On June 28, 2013, Shandong Taibang obtained the renewed GMP certification from the China Food and Drug Administration in respect of its plasma production facility.

As the current manufacturing facility of Shandong Taibang is located in the scenic area of Mount Tai, it has no room for future production expansion. Shandong Taibang therefore plans to build a new production facility at a new site in the Taian city, Shandong province, before the current GMP expires in mid 2018. In order to ensure that the new facility will meet the new GMP standards and have sufficient time for a smooth operational transition, Shandong Taibang has initiated the process of applying for land use right for a parcel of land in Taian city with local government.

Guizhou Taibang

In June 2013, Guizhou Taibang suspended its plasma production and started the upgrade of plasma production facility. Guizhou Taibang is expected to complete the upgrade in six to nine months.

Equity Compensation

On August 2, 2013, the independent directors of the Company, acting upon the recommendation of the Compensation Committee, approved and authorized the issuance of an aggregate of 230,000 shares of restricted stock under the 2008 Plan to employees of the Company, including:

•	80,000 shares of the Company’s restricted stock to Mr. David (Xiaoying) Gao, Chief Executive Officer and Chairman of the Board;
•	30,000 shares of the Company’s restricted stock to Mr. Ming Yang, our CFO;
•	20,000 shares of the Company’s restricted stock to Mr. Ming Yin, our senior corporate vice president;

•	5,000 shares of the Company’s restricted stock to Ms. Zhijing Liu, our corporate vice president;
•	20,000 shares of the Company’s restricted stock to Mr. Gang Yang, our corporate vice president and the general manager of Guizhou Taibang, and
•	an aggregate of 75,000 shares of the Company’s restricted stock to other employees.

The restricted stock granted to each of the employees will vest annually over a 4-year period in four equal portions, with the first portion vesting on the one year anniversary of the grant date.

On August 2, 2013, the Board, acting upon the recommendation of the Compensation Committee, approved and authorized the issuance of an aggregate of 47,000 shares of the Company’s restricted stock to non-executive directors, of which 5,000 shares of the Company’s restricted stock to Mr. Bing Li, 6,000 shares of the Company’s restricted stock to Mr. Wenfang Liu, 9,000 shares of the Company’s restricted stock to Mr. Yungang Lu, 10,000 shares of the Company’s restricted stock to Mr. Sean Shao, 6,000 shares of the Company’s restricted stock to Mr. Zhijun Tong, 6,000 shares of the Company’s restricted stock to Mr. Albert (Wai Keung) Yeung and 5,000 shares of the Company’s restricted stock to Mr. Charles Zhang. The restricted stock granted to each of the non-executive directors will vest annually over a 2-year period in two equal portions, with the first portion vesting on the one year anniversary of the grant date.

The Company is expected to enter into a restricted stock grant agreement with each of the aforementioned grantees in mid August, 2013. A copy of the form of such agreement is filed as Exhibit 3.3 to this quarterly report on Form 10Q and incorporated herein by reference.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended June 30, 2013:

•	Sales: Sales increased by $3,114,184, or 6.2%, to $53,580,523 for the three months ended June 30, 2013, from $50,466,339 for the same period in 2012.

•	Gross profit: Gross profit increased by $3,122,811, or 9.1%, to $37,458,261 for the three months ended June 30, 2013, from $34,335,450 for the same period in 2012.

•	Income from operations: Income from operations increased by $4,006,966, or 18.8%, to $25,315,313 for the three months ended June 30, 2013, from $21,308,347 for the same period in 2012.

•	Net income attributable to the Company: Net income increased by $3,323,155, or 25.9%, to $16,161,926 for the three months ended June 30, 2013, from $12,838,771 for the same period in 2012.

•	Diluted net income per share: Diluted net income per share was $0.57 for the three months ended June 30, 2013, as compared to $0.46 for the same period in 2012.

Results of Operations

Comparison of Three Months Ended June 30, 2013 and June 30, 2012

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in U.S. dollars)

	For the three Months Ended June 30
	2013		2012
	$	% of Total Sales	$	% of Total Sales
SALES	53,580,523	100.0	50,466,339	100.0
COST OF SALES	16,122,262	30.1	16,130,889	32.0
GROSS MARGIN	37,458,261	69.9	34,335,450	68.0
OPERATING EXPENSES:
Selling expenses	2,441,727	4.6	4,165,242	8.3
General and administrative expenses	8,866,071	16.5	7,932,372	15.7
Research and development expenses	835,150	1.6	929,489	1.8
Total operating expenses	12,142,948	22.7	13,027,103	25.8
INCOME FROM OPERATIONS	25,315,313	47.2	21,308,347	42.2
OTHER INCOME (EXPENSES):
Equity in income of equity method investee	610,997	1.1	451,891	0.9
Change in fair value of derivative liabilities	-	-	559,758	1.1
Interest expense	(198,739)	(0.4)	(157,635)	(0.3)
Interest income	995,757	1.9	765,717	1.5
Other expenses, net	-	-	(1,797)	(0.0)
Total other income, net	1,408,015	2.6	1,617,934	3.2
EARNINGS BEFORE INCOME TAX EXPENSE	26,723,328	49.9	22,926,281	45.4
INCOME TAX EXPENSES	3,745,649	7.0	3,333,616	6.6
NET INCOME	22,977,679	42.9	19,592,665	38.8
Less: Net income attributable to non-controlling interest	6,815,753	12.7	6,753,894	13.4
NET INCOME ATTRIBUTABLE TO COMPANY	16,161,926	30.2	12,838,771	25.4
NET INCOME PER SHARE OF COMMON STOCK
BASIC	0.60		0.50
DILUTED	0.57		0.46

Sales

Our sales increased by 6.2%, or $3,114,184, to $53,580,523 for the three months ended June 30, 2013, compared to $50,466,339 for the three months ended June 30, 2012. The increase in sales during 2013 was primarily attributable to a mix of price and volume increases in certain of our plasma based products. In addition, foreign currency translation accounted for 1.8% of the sales increase.

The following table summarizes the breakdown of sales by significant types of product:

	For the three Months Ended June 30,				Change
	2013		2012
	$	%	$	%	Amount	%
Human Albumin	22,764,711	42.5	19,539,419	38.7	3,225,292	16.5
Immunoglobulin products:
IVIG	21,097,154	39.4	21,239,174	42.1	(142,020)	(0.7)
Other Immunoglobulin products	5,494,261	10.3	6,987,822	13.8	(1,493,561)	(21.4)
Placenta Polypeptide	3,037,991	5.7	2,509,202	5.0	528,789	21.1
Others	1,186,406	2.1	190,722	0.4	995,684	522.1
Totals	53,580,523	100.0	50,466,339	100.0	3,114,184	6.2

During the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, the prices of all of our approved plasma products either recorded an price increase or remained relative stable. For the three months ended June 30, 2013 as compared to the three months ended June 30, 2012:

•	the average price for our approved human albumin products, which accounted for 42.5% of our total sales for the three months ended June 30, 2013, increased by approximately 12.1% and, excluding the impact of foreign currency, their average price in RMB term increased by approximately 10.3%; and

•	the average price for our approved IVIG products, which accounted for 39.4% of our total sales for the three months ended June 30, 2013, increased by approximately 0.9%, and excluding the impact of foreign currency, their average price in RMB term decreased by approximately 0.9%.

The price increase of human albumin products was mainly due to the increase of retail price ceiling announced by Chinese National Development and Reform Commission (“NDRC”) in January 2013, which came into effect on February 1, 2013. This increased retail price ceiling provides us with more flexibility in pricing our human albumin products and allows us to increase our ex-factory prices in certain regional markets. NDRC also adjusted retail price ceilings for IVIG in September 2012, which came into effect on October 8, 2012. The new retail price ceilings for IVIG products are lower than the current prevailing market prices in some of our regional markets. As a result, some of local governments revised tender price ceilings for IVIG products. We have appealed to local governments for favorable pricing policy in selective regional markets and have successfully gained support from certain provincial governments in lifting the tender price ceilings for IVIG products. Therefore, the average price of our IVIG products remained stable in the second quarter of 2013 as compared to the same period of 2012 in spite of the retail price ceiling adjustment.

The sales volumes of our products in general depend on market demands and our production volumes. The production volumes of our IVIG and human albumin products depend primarily on general plasma supply. The production volumes of our hyper-immune products, which include human rabies immunoglobulin, human hepatitis B immunoglobulin and human tetanus immunoglobulin products, are subject to the availabilities of specific vaccinated plasma and our production capacity. The supply of specific vaccinated plasma in general requires several months of lead time. Our production facility currently can only accommodate the production of one type of hyper-immune products at any given time and we rotate the production of different types of hyper-immune products from time to time in response to market demand. As such, the sales volume of any given type of hyper-immune products may vary significantly from quarter to quarter. Given the planned production suspension of Guizhou Taibang starting from June 2013, we decreased the sales volume of some of our products in the three months ended June 30, 2013 in order to smooth out the impact of the reduced production volume and maintain our sales channels and customer relationship during the period of Guizhou Taibang production suspension.

Sales volume for our human albumin products increased slightly by 3.9% in the second quarter of 2013 as compared to the same period of 2012. The increase in sales volumes of human albumin products was primarily due to the strong market demand for human albumin products. Sales volume for our IVIG products decreased by 1.6% in the second quarter of 2013 as compared to the same period of 2012.

Cost of sales & gross profit

	For the three Months Ended June 30,		Change
	2013	2012	Amount	%
Cost of sales	$16,122,262	$16,130,889	$(8,627)	(0.1)%
as a percentage of total sales	30.1%	32.0%		(1.9)%
Gross Profit	$37,458,261	$34,335,450	$3,122,811	9.1%
Gross Margin	69.9%	68.0%		1.9%

Our cost of sales was $16,122,262, or 30.1% of our sales, for the three months ended June 30, 2013, as compared to $16,130,889, or 32.0% of our sales for the same period in 2012. Our gross profit was $37,458,261 and $34,335,450 for the three months ended June 30, 2013 and 2012, respectively, representing gross margins of 69.9% and 68.0%, respectively. In general, our cost of sales and gross margin are impacted by the volume and pricing of our finished products, our raw material costs, production mix and respective yields, inventory provisions, production cycles and routine maintenance costs.

The decrease in cost of sales in the three months ended June 30, 2013 as compared to the same period in 2012 was in line with the decrease in sales volumes, mainly immunoglobulin products. We decreased the sales volume during the three months ended June 30, 2013 in response to the production suspension starting from June 2013. The improvement of gross margin in the three months ended June 30, 2013 as compared to the same period in 2012, was mainly due to the improved gross margin of human albumin products as a result of price increases and the improved utilization efficiency of plasma following the newly-launched Factor VIII products.

Operating expenses

	For the three Months Ended June 30,		Change
	2013	2012	Amount	%
Operating expenses	$12,142,948	$13,027,103	$(884,155)	(6.8)%
as a percentage of total sales	22.7%	25.8%		(3.1)%

Our total operating expenses decreased by $884,155, or 6.8%, to $12,142,948, for the three months ended June 30, 2013, from $13,027,103 for the same period in 2012. As a percentage of sales, total expenses decreased by 3.1% to 22.7% for the three months ended June 30, 2013, from 25.8% for the same period in 2012. The decrease of the total operating expenses was mainly due to the decrease of the selling expenses as discussed below.

Selling expenses

	For the three Months Ended June 30,		Change
	2013	2012	Amount	%
Selling expenses	$2,441,727	$4,165,242	$(1,723,515)	(41.4)%
as a percentage of total sales	4.6%	8.3%		(3.7)%

For the three months ended June 30, 2013, our selling expenses decreased by $1,723,515, or 41.4%, to $2,441,727, from $4,165,242 for the three months ended June 30, 2012. As a percentage of sales, our selling expenses for the three months ended June 30, 2013 decreased by 3.7% to 4.6%, from 8.3% for the three months ended June 30, 2012. The decrease was mainly due to the fact that we lowered the commission rate for certain products during the second half of 2012. Further, we have taken steps to impose stricter control on the selling expenses since the second half of 2012. However, we carried out the promotional and conference activities for our new product Factor VIII starting from the second quarter of 2013. As a result, we expect our selling expenses as a percentage of sales will increase in the following quarters.

General and administrative expenses

	For the three Months Ended June 30,		Change
	2013	2012	Amount	%
General and administrative expenses	$8,866,071	$7,932,372	$933,699	11.8%
as a percentage of total sales	16.5%	15.7%		0.8%

For the three months ended June 30, 2013, our general and administrative expenses increased by $933,699, or 11.8%, to $8,866,071, from $7,932,372 for the three months ended June 30, 2012. General and administrative expenses as a percentage of sales increased by 0.8% to 16.5% for the three months ended June 30, 2013, from 15.7% for the three months ended June 30, 2012. The increase in general and administrative expenses was mainly due to an increase in expenses related to payroll and employee benefits as a result of general salary increases, an increase of share-based compensation and an increase in legal expenses relating to the corporate defense against the proposed share acquisition by Shanghai RAAS Blood Products Co., Ltd. (“Shanghai RAAS”), a public company listed on the Shenzhen Stock Exchange and a direct competitor of the Company in China.

Research and development expenses

	For the three Months Ended June 30,		Change
	2013	2012	Amount	%
Research and development expenses	$835,150	$929,489	$(94,339)	(10.1)%
as a percentage of total sales	1.6%	1.8%		(0.2)%

For the three months ended June 30, 2013 and 2012, our research and development expenses were $835,150 and $929,489, respectively, representing an decrease of $94,339, or 10.1%. As a percentage of sales, our research and development expenses for the three months ended June 30, 2013 and 2012 were 1.6% and 1.8%, respectively. The research and development expenses remained consistent for the three months ended June 30, 2013, as compared to the same period in 2012.

Change in fair value of derivative liabilities

	For the three Months Ended June 30,		Change
	2013	2012	Amount	%
Change in fair value of derivative liabilities	$-	$559,758	$(559,758)	(100.0)%
as a percentage of total sales	-	1.1%		(1.1)%

Our warrants issued in June 2009 are classified as derivative liabilities carried at fair value. For the three months ended June 30, 2013 and 2012, we recognized a gain from the change in fair value of derivative liabilities in the amounts of nil and $559,758, respectively. The recognized gain from the change in the fair value of derivative liabilities in the three months ended June 30, 2012 was mainly due to a decrease in the price of our common stock from $9.28 per share as of March 31, 2012 to $8.55 and $9.22, respectively, as of the two warrants exercise dates. All warrants have been exercised by the end of June 2012.

Income tax

	For the three Months Ended June 30,		Change
	2013	2012	Amount	%
Income tax	$3,745,649	$3,333,616	$412,033	12.4%
as a percentage of total sales	7.0%	6.6%		0.4%

Our provision for income taxes increased by $412,033, or 12.4%, to $3,745,649 for the three months ended June 30, 2013, from $3,333,616 for the same period in 2012. Our effective income tax rates were 14.0% and 14.5% for the three months ended June 30, 2013 and 2012, respectively. The effective income tax rate remained consistent for the three months ended June 30, 2013, as compared to the same period in 2012. Tax rate applicable to our major operating subsidiaries in the PRC for 2012 and 2013 is 15%.

Net income attributable to the Company

	For the three Months Ended June 30,		Change
	2013	2012	Amount	%
Net income attributable to the Company	$16,161,926	$12,838,771	$3,323,155	25.9%
as a percentage of total sales	30.2%	25.4%		4.8%

Our net income attributable to the Company increased by $3,323,155, or 25.9%, to $16,161,926 for the three months ended June 30, 2013, from $12,838,771 for the same period in 2012. Net income attributable to the Company as a percentage of total sales was 30.2% and 25.4% for the three months ended June 30, 2013 and 2012, respectively, as a result of the cumulative effect of the foregoing factors.

Comparison of Six Months Ended June 30, 2013 and June 30, 2012

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in U.S. dollars)

	For the six Months Ended June 30
	2013		2012
	$	% of Total Sales	$	% of Total Sales
SALES	107,612,255	100.0	97,693,800	100.0
COST OF SALES	32,739,020	30.4	31,846,616	32.6
GROSS MARGIN	74,873,235	69.6	65,847,184	67.4
OPERATING EXPENSES:
Selling expenses	4,278,120	4.0	8,991,349	9.2
General and administrative expenses	17,553,168	16.3	15,078,166	15.4
Research and development expenses	1,748,242	1.6	1,640,077	1.7
Total operating expenses	23,579,530	21.9	25,709,592	26.3
INCOME FROM OPERATIONS	51,293,705	47.7	40,137,592	41.1
OTHER INCOME (EXPENSES):
Equity in income of equity method investee	739,945	0.7	1,474,303	1.5
Change in fair value of derivative liabilities	-	-	1,769,140	1.8
Interest expense	(434,913)	(0.4)	(766,198)	(0.8)
Interest income	1,643,819	1.5	1,309,112	1.3
Other expenses, net	-	-	(102,786)	(0.1)
Total other income, net	1,948,851	1.8	3,683,571	3.8
EARNINGS BEFORE INCOME TAX EXPENSE	53,242,556	49.5	43,821,163	44.9
INCOME TAX EXPENSES	8,352,551	7.8	6,510,331	6.7
NET INCOME	44,890,005	41.7	37,310,832	38.2
Less: Net income attributable to non-controlling interest	13,812,219	12.8	11,514,755	11.8
NET INCOME ATTRIBUTABLE TO COMPANY	31,077,786	28.9	25,796,077	26.4
NET INCOME PER SHARE OF COMMON STOCK
BASIC	1.15		1.00
DILUTED	1.11		0.90

Sales

Our sales increased by 10.2%, or $9,918,455, to $107,612,255 for the six months ended June 30, 2013, compared to $97,693,800 for the six months ended June 30, 2012. The increase in sales for the six months ended June 30, 2013 was primarily attributable to a mix of price and volume increases in certain of our plasma based products. In addition, foreign currency translation accounted for 1.1% of the sales increase.

The following table summarizes the breakdown of sales by significant types of product:

	For the six Months Ended June 30,				Change
	2013		2012
	$	%	$	%	Amount	%
Human Albumin	43,266,022	40.2	45,329,702	46.4	(2,063,680)	(4.6)
Immunoglobulin products:
IVIG	46,759,025	43.5	36,500,900	37.4	10,258,125	28.1
Other Immunoglobulin products	10,593,986	9.8	10,773,101	11.0	(179,115)	(1.7)
Placenta Polypeptide	5,222,154	4.9	4,620,011	4.7	602,143	13.0
Others	1,771,068	1.6	470,086	0.5	1,300,982	276.8
Totals	107,612,255	100.0	97,693,800	100.0	9,918,455	10.2

During the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, all of our approved plasma products recorded price increases. For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012:

•	the average price for our approved human albumin products, which accounted for 40.2% of our total sales for the six months ended June 30, 2013, increased by approximately 10.1% and, excluding the impact of foreign currency, their average price in RMB term increased by approximately 9.0%; and

•	the average price for our approved IVIG products, which accounted for 43.5% of our total sales for the six months ended June 30, 2013, increased by approximately 1.5%, and excluding the impact of foreign currency, their average price in RMB term increased by approximately 0.4%.

The price increase of human albumin products was mainly due to the increase of retail price ceiling announced by NDRC in January 2013, which came into effect on February 1, 2013. This increased retail price ceiling provide us with more flexibility in pricing our human albumin products and allows us to increase our ex-factory prices in certain regional markets. NDRC also adjusted retail price ceilings for IVIG in September 2012, which came into effect on October 8, 2012. The new retail price ceilings for IVIG products are lower than the current prevailing market prices in some of our regional markets. As a result, some of local governments revised tender price ceilings for IVIG products. We have appealed to local governments for favorable pricing policy in selective regional markets and have successfully gained support from certain provincial governments in lifting the tender price ceilings for IVIG products. Therefore, the average price of our IVIG products remained relative stable in the first half of 2013 as compared to the same period of 2012 in spite of the retail price ceiling adjustment.

The sales volumes of our products in general depend on market demands and our production volumes. The production volumes of our IVIG and human albumin products depend primarily on general plasma supply. The production volumes of our hyper-immune products, which include human rabies immunoglobulin, human hepatitis B immunoglobulin and human tetanus immunoglobulin products, are subject to the availabilities of specific vaccinated plasma and our production capacity. The supply of specific vaccinated plasma in general requires several months of lead time. Our production facility currently can only accommodate the production of one type of hyper-immune products at any given time and we rotate the production of different types of hyper-immune products from time to time in response to market demand. As such, the sales volume of any given type of hyper-immune products may vary significantly from quarter to quarter. Given the planned production suspension of Guizhou Taibang starting from June 2013, we decreased the sales volume of some of our products in the six months ended June 30, 2013 in order to smooth out the impact of the reduced production volume and maintain our sales channels and customer relationship during the period of Guizhou Taibang production suspension.

Sales volume for our human albumin products decreased by 13.3% during the six months ended June 30, 2013 as compared to the same period of 2012. The decrease in sales volumes of human albumin products was primarily due to our increase of inventory level of these products in preparation for the production suspension in Guizhou Taibang during the same period. Sales volume for our IVIG products increased by 26.2% during the six months ended June 30, 2013 as compared to the same period of 2012. The increase in sales volumes of IVIG products was primarily due to our marketing efforts focused on IVIG promotion and the engagement of new distributors to sell IVIG in new territories in the first half of 2013.

Cost of sales & gross profit

	For the six Months Ended June 30,		Change
	2013	2012	Amount	%
Cost of sales	$32,739,020	$31,846,616	$892,404	2.8%
as a percentage of total sales	30.4%	32.6%		(2.2)%
Gross Profit	$74,873,235	$65,847,184	$9,026,051	13.7%
Gross Margin	69.6%	67.4%		2.2%

Our cost of sales was $32,739,020, or 30.4% of our sales, for the six months ended June 30, 2013, as compared to $31,846,616, or 32.6% of our sales for the same period in 2012. Our gross profit was $74,873,235 and $65,847,184 for the six months ended June 30, 2013 and 2012, respectively, representing gross margins of 69.6% and 67.4%, respectively. In general, our cost of sales and gross margin are impacted by the volume and pricing of our finished products, our raw material costs, production mix and respective yields, inventory provisions, production cycles and routine maintenance costs.

The increase in cost of sales in the six months ended June 30, 2013 as compared to the same period in 2012 was largely due to the change of product mix to include products with higher per-unit cost. The increase of our overall gross margin in the six months ended June 30, 2013 as compared to the same period in 2012, was mainly due to the improved gross margin of human albumin products as a result of price increases and the improved utilization efficiency of plasma following the newly-launched Factor VIII products.

Operating expenses

	For the six Months Ended June 30,		Change
	2013	2012	Amount	%
Operating expenses	$23,579,530	$25,709,592	$(2,130,062)	(8.3)%
as a percentage of total sales	21.9%	26.3%		(4.4)%

Our total operating expenses decreased by $2,130,062, or 8.3%, to $23,579,530, for the six months ended June 30, 2013, from $25,709,592 for the same period in 2012. As a percentage of sales, total expenses decreased by 4.4% to 21.9% for the six months ended June 30, 2013, from 26.3% for the same period in 2012. The decrease of the total operating expenses was mainly due to the decrease of the selling expenses as discussed below.

Selling expenses

	For the six Months Ended June 30,		Change
	2013	2012	Amount	%
Selling expenses	$4,278,120	$8,991,349	$(4,713,229)	(52.4)%
as a percentage of total sales	4.0%	9.2%		(5.2)%

For the six months ended June 30, 2013, our selling expenses decreased by $4,713,229, or 52.4%, to $4,278,120, from $8,991,349 for the six months ended June 30, 2012. As a percentage of sales, our selling expenses for the six months ended June 30, 2013 decreased by 5.2% to 4.0%, from 9.2% for the six months ended June 30, 2012. The decrease was mainly due to the fact that we lowered the commission rate for certain products during the second half of 2012. Further, we have taken steps to impose stricter control on the selling expenses since the second half of 2012. However, we carried out the promotional and conference activities for our new product Factor VIII starting from the second quarter of 2013. As a result, we expect our selling expenses as a percentage of sales will increase in the following quarters.

General and administrative expenses

	For the six Months Ended June 30,		Change
	2013	2012	Amount	%
General and administrative expenses	$17,553,168	$15,078,166	$2,475,002	16.4%
as a percentage of total sales	16.3%	15.4%		0.9%

For the six months ended June 30, 2013, our general and administrative expenses increased by $2,475,002, or 16.4%, to $17,553,168, from $15,078,166 for the six months ended June 30, 2012. General and administrative expenses as a percentage of sales increased by 0.9% to 16.3% for the six months ended June 30, 2013, from 15.4% for the six months ended June 30, 2012. The increase in general and administrative expenses was mainly due to an increase in expenses related to payroll and employee benefits as a result of general salary increases, an increase of share-based compensation and an increase in legal expenses relating to the disputes among Guizhou Taibang shareholders and the corporate defense against the proposed share acquisition by Shanghai RAAS.

Research and development expenses

	For the six Months Ended June 30,		Change
	2013	2012	Amount	%
Research and development expenses	$1,748,242	$1,640,077	$108,165	6.6%
as a percentage of total sales	1.6%	1.7%		(0.1)%

For the six months ended June 30, 2013 and 2012, our research and development expenses were $1,748,242 and $1,640,077, respectively, representing an increase of $108,165, or 6.6%. As a percentage of sales, our research and development expenses for the six months ended June 30, 2013 and 2012 were 1.6% and 1.7%, respectively. The research and development expenses remained consistent for the six months ended June 30, 2013, as compared to the same period in 2012.

Change in fair value of derivative liabilities

	For the six Months Ended June 30,		Change
	2013	2012	Amount	%
Change in fair value of derivative liabilities	$-	$1,769,140	$(1,769,140)	(100.0)%
as a percentage of total sales	-	1.8%		(1.8)%

Our warrants issued in June 2009 are classified as derivative liabilities carried at fair value. For the six months ended June 30, 2013 and 2012, we recognized a gain from the change in fair value of derivative liabilities in the amounts of nil and $1,769,140, respectively. The recognized gain from the change in the fair value of derivative liabilities in the six months ended June 30, 2012 was mainly due to a decrease in the price of our common stock from $10.46 per share as of December 31, 2011 to $8.55 and $9.22, respectively, as of the two warrants exercise dates. All warrants have been exercised by the end of June 2012.

Income tax

	For the six Months Ended June 30,		Change
	2013	2012	Amount	%
Income tax	$8,352,551	$6,510,331	$1,842,220	28.3%
as a percentage of total sales	7.8%	6.7%		1.1%

Our provision for income taxes increased by $1,842,220, or 28.3%, to $8,352,551 for the six months ended June 30, 2013, from $6,510,331 for the same period in 2012. Our effective income tax rates were 15.7% and 14.9% for the six months ended June 30, 2013 and 2012, respectively. The effective income tax rate remained consistent for the six months ended June 30, 2013, as compared to the same period in 2012. Tax rate applicable to our major operating subsidiaries in the PRC for 2012 and 2013 is 15%.

Net income attributable to the Company

	For the six Months Ended June 30,		Change
	2013	2012	Amount	%
Net income attributable to the Company	$31,077,786	$25,796,077	$5,281,709	20.5%
as a percentage of total sales	28.9%	26.4%		2.5%

Our net income attributable to the Company increased by $5,281,709, or 20.5%, to $31,077,786 for the six months ended June 30, 2013, from $25,796,077 for the same period in 2012. Net income attributable to the Company as a percentage of total sales was 28.9% and 26.4% for the six months ended June 30, 2013 and 2012, respectively, as a result of the cumulative effect of the foregoing factors.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. As of June 30, 2013, we had $147,264,448 in cash, primarily consisting of cash on hand and demand deposits.

The following table provides the summary of our cash flows for the periods indicated:

Cash Flow

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$37,908,728	$32,069,232
Net cash used in investing activities	(12,405,448)	(6,688,540)
Net cash used in financing activities	(10,610,765)	(10,985,216)
Effects of exchange rate change on cash	2,762,616	679,914
Net increase in cash	17,655,131	15,075,390
Cash at beginning of the period	129,609,317	89,411,835
Cash at end of the period	$147,264,448	$104,487,225

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 was $37,908,728, as compared to $32,069,232 for the same period in 2012. The increase in net cash provided by operating activities was mainly in line with the increase of the net income excluding non-cash items for the six months ended June 30, 2013 as compared to the same period in 2012.

Investing Activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment and land use rights. Net cash used in investing activities for the six months ended June 30, 2013 was $12,405,448, as compared to $6,688,540, for the six months ended June 30, 2012. During the six months ended June 30, 2013 and 2012, we paid $11,912,603 and $5,098,533, respectively, for acquisition of property, plant and equipment at Shandong Taibang and Guizhou Taibang. The investing activities for the six months ended June 30, 2013 mainly consisted of construction of premises for Cao Xian Plasma Company, production facility for new product Factor VIII , office building for Shandong Taibang and production facility for placenta polypeptide.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2013 totaled $10,610,765, as compared to net cash used in financing activities of $10,985,216 for the same period in 2012. The net cash used in financing activities for the six months ended June 30, 2013 was mainly due to a repayment of $8,014,000 of short-term bank loans and a dividend of $8,110,168 paid by our subsidiaries to the noncontrolling interest shareholders, partially offset by the proceeds of $4,808,400 from short-term bank loans and the proceeds of $2,668,916 from options exercised. The net cash used in financing activities for the six months ended June 30, 2012 was mainly due to a repayment of $11,106,200 of short-term bank loans and a dividend of $4,379,016 paid by our subsidiaries to the noncontrolling interest shareholders, partially offset by the net proceeds of $4,500,000 from warrants exercised.

Management believes that the Company has sufficient cash on hand and continuing positive cash inflow, from the sale of its plasma-based products in the PRC market, for its operations.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of June 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term bank loans	$4,860,000	4,860,000	-	-	-
Operating lease commitment	1,427,506	469,889	771,751	12,378	173,488
Capital commitment	5,200,000	4,940,000	260,000	-	-
Total	$11,487,506	10,269,889	1,031,751	12,378	173,488

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material changes in interest rates for short-term bank loans acquired during the six months ended June 30, 2013.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of June 30, 2013 would decrease net income before provision for income taxes by approximately $24,300 for the six months ended June 30, 2013.

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

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in banks as of June 30, 2013 and December 31, 2012 amounted to $146,777,083 and $129,289,461, respectively, $73,923 and $76,101 of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash in bank accounts.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 42.5% and 39.4% of the total sales for the three months ended June 30, 2013, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. David (Xiaoying) Gao and our Chief Financial Officer, Mr. Ming Yang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2013. Based on that evaluation, Mr. Gao and Mr. Yang concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital injection with the local AIC, pursuant to the Equity Purchase Agreement, and such request was approved by the majority shareholders of Guizhou Taibang in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request, pending the outcome of the ongoing litigation. In March 2012, the Company received a subpoena that Jie’an brought suit in the People’s Court of Huaxi District, Guizhou Province, against Guizhou Taibang, alleging Guizhou Taibang’s withholding of its request. Jie’an requested that Guizhou Taibang register its 1.8 million shares of capital injection, pay dividends associated with these shares, as well as the related interest and penalty from May 2007 to December 2011 amounting to $3,967,500 (or RMB25,000,000) in aggregate, and return the over-paid subscription of $228,528 (or RMB1,440,000), as well as the interest and penalty, amounting to $1,587,000 (or RMB10,000,000) in aggregate. The People’s Court of Huaxi District, Guizhou Province, has accepted Jie’an’s suit. In May 2012, Guizhou Taibang was informed by the court that the case was postponed upon the request from Jie’an and no exact hearing date has been provided as of the date of this report. If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated below, the Company does not expect Jie’an to prevail. As of June 30, 2013, the Company had recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $816,480) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $233,280) for the over-paid subscription and RMB2,736,575 (approximately $443,325) for the accrued interest.

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

In October, 2010, the High Court of Guizhou ruled in favor of the Company and denied the strategic investors’ right as shareholders of Guizhou Taibang, as well as their entitlement to the dividends. In light of the Guizhou ruling, the Company returned the proceeds of $1,699,040 (or RMB11,200,000) to one of the strategic investors in November 2010. In October 2010, the other strategic investors appealed to the PRC Supreme Court in Beijing on the ruling of the High Court of Guizhou. The PRC Supreme Court overruled the decision of the High Court of Guizhou and remanded the case to the High Court of Guizhou for retrial. In January 2012, the strategic investors re-filed their case to the High Court of Guizhou requesting, in addition to the share distribution, the distribution of dividends and interest in the amount of RMB18,349,345 (approximately $2,972,594) and RMB2,847,000 (approximately $461,214), respectively. In December 2012, the High Court of Guizhou affirmed the judgment against the strategic investors. In January 2013, the strategic investors appealed to the PRC Supreme Court in Beijing on the ruling again. The PRC Supreme Court accepted the case for retrial. The Company does not expect the strategic investors to prevail because, upon evaluation of the Equity Purchase Agreement, the Company believes that the Equity Purchase Agreement is void due to certain invalid pre-conditions and the absence of shareholder authorization of the initial investment.

In April 2013, the Company countersued the strategic investors in the Intermediate Court of Guiyang City alleging their breach of the Security Law in the PRC and requested a consideration of $6,064,800 (or RMB 38,000,000) for the related expenses and losses, and Guizhou Intermediate Court accepted the case. The Company is awaiting the hearing of the above cases as of the date of this report. As of June 30, 2013, Guizhou Taibang has set aside the strategic investors’ initial fund along with RMB15,942,138 (approximately $2,582,626) in accrued interest, and RMB509,600 (approximately $82,555) for the 1% penalty imposed by the agreement for any breach in the event that Guizhou Taibang is required to return their original investment amount to the strategic investors. If strategic investors prevail in their suit, Dalin’s interests in Guizhou Taibang may be reduced to approximately 41.3%.

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

We have not sold any equity securities during the second quarter of 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter. No repurchases of our common stock were made during the second quarter of 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of 2013, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2013	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ming Yang
Ming Yang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of China Biologic Products, Inc.

3.2	Second Amended and Restated Bylaws of China Biologic Products, Inc.

3.3	The form of a Restricted Stock Grant Agreement

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith)

