Form 10-Q
period 2013-09-30
China Biologic Products, Inc.
filed 2013-11-05
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	25,573,407

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2013

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2013	December 31, 2012
		USD	USD
ASSETS
Current Assets
Cash and cash equivalents		131,496,674	129,609,317
Accounts receivable, net of allowance for doubtful accounts	2	22,404,534	11,206,244
Inventories	3	83,676,773	75,679,173
Prepayments and other current assets		6,480,946	5,664,919
Total Current Assets		244,058,927	222,159,653

Property, plant and equipment, net	4	67,126,063	51,325,177
Intangible assets, net	5	2,840,550	3,541,582
Land use rights, net		7,038,767	5,818,709
Deposits related to land use rights	6	16,772,063	14,752,574
Restricted cash and deposit	7	32,064,962	2,912,145
Equity method investment		11,652,366	10,537,310
Total Assets		381,553,698	311,047,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term bank loans	8	4,890,000	7,935,000
Accounts payable		4,060,550	2,908,624
Due to related parties	14	4,208,582	4,081,624
Other payables and accrued expenses		29,625,322	25,423,349
Advance from customers		2,100,906	2,857,420
Income tax payable		5,483,734	4,513,075
Total Current Liabilities		50,369,094	47,719,092

Long-term bank loans	8	30,000,000	-
Deferred income	7	2,991,050	2,912,145
Other liabilities		3,468,575	2,996,749
Total Liabilities		86,828,719	53,627,986

Stockholders’ Equity
Common stock:
par value $0.0001;
100,000,000 shares authorized;
27,046,556 and 26,629,615 shares issued at September 30, 2013 and December 31, 2012, respectively;
25,566,852 and 26,629,615 shares outstanding at September 30, 2013 and December 31, 2012,
respectively		2,704	2,663
Additional paid-in capital		68,698,856	62,251,731
Treasury stock, 1,479,704 and nil shares at September 30, 2013 and December 31, 2012, respectively, at cost	16	(29,594,080)	-

Retained earnings		164,916,809	119,143,000
Accumulated other comprehensive income		20,477,319	14,072,322
Total equity attributable to China Biologic Products, Inc.		224,501,608	195,469,716

Noncontrolling interest		70,223,371	61,949,448

Total Stockholders’ Equity		294,724,979	257,419,164

Commitments and contingencies	13	-	-

Total Liabilities and Stockholders’ Equity		381,553,698	311,047,150

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the three months ended		For the nine months ended
	Note	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
		USD	USD	USD	USD
Sales	12	53,152,141	53,124,050	160,764,396	150,817,850
Cost of sales		17,165,897	16,921,284	49,904,917	48,767,900
Gross profit		35,986,244	36,202,766	110,859,479	102,049,950

Operating expenses
Selling expenses		2,551,245	3,545,378	6,829,365	12,536,727
General and administrative expenses		9,218,798	11,599,779	26,771,966	26,677,945
Research and development expenses		1,053,383	637,397	2,801,625	2,277,474
Income from operations		23,162,818	20,420,212	74,456,523	60,557,804

Other income/ (expenses)
Equity in income of an equity method investee		642,579	744,976	1,382,524	2,219,279
Change in fair value of derivative liabilities		-	-	-	1,769,140
Interest expense		(306,656)	(223,992)	(741,569)	(990,190)
Interest income		1,320,263	561,761	2,964,082	1,870,873
Other income, net		-	449,815	-	347,029
Total other income, net		1,656,186	1,532,560	3,605,037	5,216,131

Earnings before income tax expense		24,819,004	21,952,772	78,061,560	65,773,935

Income tax expense	9	4,871,041	3,479,683	13,223,592	9,990,014

Net income		19,947,963	18,473,089	64,837,968	55,783,921

Less: Net income attributable to noncontrolling interest		5,251,940	4,855,939	19,064,159	16,370,694

Net income attributable to China Biologic Products, Inc.		14,696,023	13,617,150	45,773,809	39,413,227

Net income per share of common stock:	15
Basic		0.55	0.51	1.71	1.51
Diluted		0.53	0.50	1.64	1.41
Weighted average shares used in computation:	15
Basic		26,288,154	26,546,929	26,649,563	26,009,707
Diluted		27,449,081	27,018,904	27,780,005	26,741,713

Net income		19,947,963	18,473,089	64,837,968	55,783,921

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes		1,985,434	(86,731)	7,810,690	1,226,404

Comprehensive income		21,933,397	18,386,358	72,648,658	57,010,325

Less: Comprehensive income attributable to noncontrolling interest		5,586,905	4,926,035	20,469,852	16,692,803

Comprehensive income attributable to China Biologic Products, Inc.		16,346,492	13,460,323	52,178,806	40,317,522

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

						Accumulated	Equity
	Common stock		Additional			other	attributable
	Number of		paid-in	Retained	Treasury	comprehensive	to China Biologic	Noncontrolling
	shares	Par value	capital	earnings	Stock	income	Products, Inc.	interest	Total equity
		USD	USD	USD	USD	USD	USD	USD	USD
Balance as of January 1, 2013	26,629,615	2,663	62,251,731	119,143,000	-	14,072,322	195,469,716	61,949,448	257,419,164

Net income	-	-	-	45,773,809	-	-	45,773,809	19,064,159	64,837,968
Other comprehensive income	-	-	-	-	-	6,404,997	6,404,997	1,405,693	7,810,690
Dividend declared by subsidiaries to noncontrolling interest	-	-	-	-	-	-	-	(10,896,678)	(10,896,678)
Acquisition of noncontrolling interests	-	-	(664,662)	-	-	-	(664,662)	(1,299,251)	(1,963,913)
Share repurchase	-	-	-	-	(29,594,080)	-	(29,594,080)	-	(29,594,080)
Share-based compensation	-	-	4,076,817	-	-	-	4,076,817	-	4,076,817
Common stock issued in connection with:
- Exercise of stock options	353,191	35	3,034,976	-	-	-	3,035,011	-	3,035,011
- Vesting of restricted shares	63,750	6	(6)	-	-	-	-	-	-
Balance as of September 30, 2013	27,046,556	2,704	68,698,856	164,916,809	(29,594,080)	20,477,319	224,501,608	70,223,371	294,724,979

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
  UNAUDITED CONDESENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30, 2013	September 30, 2012
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	64,837,968	55,783,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,550,598	4,326,425
Amortization	1,027,650	2,293,839
(Gain)/ loss on sale of property, plant and equipment	(138,450)	371,544
Allowance for doubtful accounts, net	-	21,876
Provision for doubtful accounts - other receivables and prepayments	37,453	94,567
Deferred tax expense/ (benefit)	428,037	(515,960)
Share-based compensation	4,076,817	3,074,132
Change in fair value of derivative liabilities	-	(1,769,140)
Equity in income of an equity method investee	(1,382,524)	(2,219,279)
Change in operating assets and liabilities:
Accounts receivable	(10,758,305)	1,872,418
Prepayment and other current assets	(720,340)	(468,800)
Inventories	(5,872,632)	3,507,968
Accounts payable	1,254,404	(1,103,617)
Other payables and accrued expenses	1,088,481	(398,905)
Advance from customers	(823,499)	(939,904)
Due to related parties	16,539	337,536
Income tax payable	837,760	517,440
Net cash provided by operating activities	58,459,957	64,786,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for property, plant and equipment	(17,076,459)	(7,436,719)
Payment for intangible assets and land use rights	(1,141,197)	(796,707)
Dividend received	560,980	1,109,115
Purchase of short-term investment	-	(2,731,300)
Proceeds from sale of property, plant and equipment	175,808	-
Payment related to land use right	-	(13,220,568)
Net cash used in investing activities	(17,480,868)	(23,076,179)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the nine months ended
	September 30, 2013	September 30, 2012
	USD	USD
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercised	3,035,011	120,000
Proceeds from warrants exercised	-	4,500,000
Proceeds from short-term bank loans	4,808,400	11,076,100
Repayment of short-term bank loans	(8,014,000)	(11,106,200)
Proceeds from long-term bank loans	30,000,000	-
Payment for deposit as security for long-term bank loans	(30,000,000)	-
Payment for share repurchase	(29,594,080)	-
Acquisition of noncontrolling interest	(1,963,913)	-
Dividend paid by subsidiaries to noncontrolling interest shareholders	(10,896,678)	(4,379,016)
Net cash (used in) /provided by financing activities	(42,625,260)	210,884

EFFECTS OF FOREIGN EXCHANGE RATE CHANGE ON CASH	3,533,528	390,585

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,887,357	42,311,351

Cash and cash equivalents at beginning of period	129,609,317	89,411,835

Cash and cash equivalents at end of period	131,496,674	131,723,186

Supplemental cash flow information
Cash paid for income taxes	11,957,795	9,988,536
Cash paid for interest expense	273,095	296,901
Noncash investing and financing activities:
Acquisition of property, plant and equipment included in payables	1,502,623	-
Exercise of warrants that were liability classified	-	3,641,279

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2013, the results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012, have been made. All significant intercompany transactions and balances are eliminated on consolidation.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment and intangibles with definite lives, the allowance for doubtful accounts, the fair value determinations of equity instruments and stock compensation awards, the realizability of deferred tax assets and inventories, intangible assets, land use rights and property, plant and equipment, and accruals for income tax uncertainties and other contingencies.

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

The Company maintains cash and deposit balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for its bank accounts located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for its bank accounts located in Hong Kong. Cash and deposit balances maintained at financial institutions or state-owned banks in the PRC are not covered by insurance. Total cash at banks and deposits as of September 30, 2013 and December 31, 2012 amounted to $162,673,942 and $132,201,606, respectively, of which $523,559 and $76,101 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

The Company’s two major products are human albumin and human immunoglobulin for intravenous injection (“IVIG”). Human albumin accounted for 49.7% and 43.3% of the total sales for the three months ended September 30, 2013 and 2012, respectively, and 43.3% and 45.3% of the total sales for the nine months ended September 30, 2013 and 2012, respectively. IVIG accounted for 32.3% and 44.1% of the total sales for the three months ended September 30, 2013 and 2012, respectively, and 39.8% and 39.7% of the total sales for the nine months ended September 30, 2013 and 2012, respectively. If the market demands for human albumin and IVIG cannot be sustained in the future or the price of human albumin and IVIG decreases, the Company’s operating results could be adversely affected.

Substantially all of the Company’s customers are located in the PRC.  There were no customers that individually comprised 10% or more of the total sales during the three and nine months ended September 30, 2013 and 2012, respectively. No individual customer represented 10% or more of trade receivables at September 30, 2013 and December 31, 2012, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There were no suppliers that comprised 10% or more of the total purchases for the three and nine months ended September 30, 2013 and 2012, respectively. One individual vendor represented more than 10% of accounts payable at September 30, 2013. Two vendors individually represented more than 10% of accounts payable at December 31, 2012.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2013 and December 31, 2012 consisted of the following:
	September 30, 2013	December 31, 2012
	USD	USD
Accounts receivable	22,831,402	11,621,851
Less: Allowance for doubtful accounts	(426,868)	(415,607)
Total	22,404,534	11,206,244

No provision for doubtful accounts was recorded during the three months ended September 30, 2013 and 2012. A provision for doubtful accounts of nil and $21,876 was recorded for the nine months ended September 30, 2013 and 2012, respectively. There was no write-off of accounts receivable for the three and nine months ended September 30, 2013 and 2012, respectively.

NOTE 3 – INVENTORIES

Inventories at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
	USD	USD
Raw materials	40,304,623	29,596,746
Work-in-process	20,417,588	24,524,142
Finished goods	22,954,562	21,558,285
Total	83,676,773	75,679,173

There were no write-down of inventories for the three and nine months ended September 30, 2013 and 2012.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
	USD	USD
Buildings	31,252,689	25,183,496
Machinery and equipment	29,064,844	29,625,166
Furniture, fixtures, office equipment and vehicles	7,210,615	6,513,482
Total property, plant and equipment, gross	67,528,148	61,322,144
Accumulated depreciation	(25,032,035)	(24,356,752)
Total property, plant and equipment, net	42,496,113	36,965,392
Construction in progress	21,021,486	3,501,404
Prepayments for property, plant and equipment	3,608,464	10,858,381
Property, plant and equipment, net	67,126,063	51,325,177

Depreciation expense for the three months ended September 30, 2013 and 2012 was $1,444,859 and $2,045,202, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $4,550,598 and $4,326,425, respectively.

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
		USD	USD	USD
Amortizing intangible assets:
Permits and licenses	10 years	5,122,788	(2,614,623)	2,508,165
GMP certificate	5 years	2,594,112	(2,445,289)	148,823
Long-term customer relationship	4 years	7,722,940	(7,722,940)	-
Others		344,343	(160,781)	183,562
Total		15,784,183	(12,943,633)	2,840,550

	December 31, 2012
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
		USD	USD	USD
Amortizing intangible assets:
Permits and licenses	10 years	4,987,647	(2,119,622)	2,868,025
GMP certificate	5 years	2,525,679	(1,955,360)	570,319
Long-term customer relationship	4 years	7,519,206	(7,519,206)	-
Others		214,520	(111,282)	103,238
Total		15,247,052	(11,705,470)	3,541,582

Amortization expense for intangible assets was $257,318 and $730,994 for the three months ended September 30, 2013 and 2012, respectively. Amortization expense for intangible assets was $912,470 and $2,187,804 for the nine months ended September 30, 2013 and 2012, respectively. Estimated amortization expenses for the next five fiscal years are $513,226 in 2014, $511,439 in 2015, $505,852 in 2016, $471,598 in 2017 and $428,585 in 2018.

NOTE 6 – DEPOSITS RELATED TO LAND USE RIGHTS

At September 30, 2013, the deposits mainly represented a RMB83,400,000 (approximately $13,594,200) refundable payment made by Guizhou Taibang to the local government in connection with the public bidding for a land use right in Guizhou Province. The payment will be refunded within one year following the completion of the bidding process. If the Company is successful in the bid, the land use right will be used for the construction of a new manufacturing facility to comply with the new GMP standard effective by the end of 2013. However, due to potential delays in government approval procedures with respect to the land use right for such site, the Company may not be able to complete the construction of the new production facility as planned. In order to mitigate the operation disruption at Guizhou Taibang, the Company started to upgrade its existing production facility to meet the new GMP standard in June 2013. The production of the related facilities was suspended and the total production capacity of the Company is expected to decrease in part of 2013 and 2014.

NOTE 7 – RESTRICTED CASH  AND DEPOSIT

On November 1, 2012, Guizhou Taibang entered into an agreement with the Financial Bureau of Huaxi District, Guiyang City. Pursuant to the agreement, the Financial Bureau of Huaxi District provided RMB18,350,000 (approximately $2,991,050) to Guizhou Taibang to subsidize the technical upgrade in respect of the new GMP standard (see Note 6). The agreement is valid for a three-year period. The usage of this fund is under the supervision of the Financial Bureau of Huaxi District and this fund cannot be used for other purposes. During the nine months ended September 30, 2013, RMB7,632,444 (approximately $1,244,088) was used in the technical upgrade in respect of the new GMP standard. At September 30, 2013, the balance of restricted cash was RMB10,717,556 (approximately $1,746,962).

On August 7, 2013, the Company made a time deposit of RMB186,000,000 with China Merchants Bank Beijing Branch (“CMB BJ Branch”) as a security for an 18-month US$30,000,000 loan lent by China Merchants Bank Co., Ltd., New York Branch (“CMB NY Branch”) (see Note 8).

NOTE 8 – BANK LOANS

(a)	Short-term bank loans

The Company’s short-term bank loans at September 30, 2013 and December 31, 2012 consisted of the following:

	Maturity	Annual
Loans	date	interest rate	September 30, 2013	December 31, 2012
			USD	USD
Short-term bank loan, unsecured	August 1, 2013	6.00%	-	3,174,000
Short-term bank loan, unsecured	September 3, 2013	6.00%	-	3,174,000
Short-term bank loan, unsecured	September 3, 2013	6.00%	-	1,587,000
Short-term bank loan, unsecured	May 12, 2014	6.00%	4,890,000	-
Total			4,890,000	7,935,000

Interest expense on short-term bank loans was $79,195 and $91,919  for three months ended September 30, 2013 and 2012, respectively. Interest expense on short-term bank loans was $273,095 and $296,901 for the nine months ended September 30, 2013 and 2012, respectively.

The Company did not have any revolving line of credit at September 30, 2013.

(b)	Long-term bank loans

On August 8, 2013, the Company entered into a credit facility agreement with CMB NY Branch to finance the share repurchase (see Note 16). Pursuant to the facility agreement, CMB NY Branch lends to the Company an 18-month US$30,000,000 loan bearing an interest rate of 3-month LIBOR plus 1.6% per annum and a facility fee of 0.7% per annum. The loan is secured by a time deposit of RMB 186,000,000 (approximately $30,318,000)  held at CMB BJ Branch.

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

The Company’s effective income tax rates were 20% and 16% for the three months ended September 30, 2013 and 2012, respectively. The Company’s effective income tax rates were 17% and 15% for the nine months ended September 30, 2013 and 2012, respectively.

As of and for the nine months ended September 30, 2013, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits to change significantly within the next 12 months.

NOTE 10 – OPTIONS AND NONVESTED SHARES

Options

A summary of stock options activity for the nine months ended September 30, 2013 is as follow:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
		USD		USD
Outstanding at December 31, 2012	2,648,609	9.39	7.65	18,374,422
Granted	33,000	10.48
Exercised	(353,191)	8.59		4,669,588
Forfeited and expired	(150,680)	6.78
Outstanding at September 30, 2013	2,177,738	9.71	7.20	42,462,885

Vested and expected to vest	2,177,738	9.71	7.20	42,462,885
Exercisable at September 30, 2013	1,617,738	9.73	6.66	31,509,285

The 33,000 stock options granted during the nine months ended September 30, 2013 had a weighted average fair value of $8.37 per share or an aggregate of $276,250 on the date of grant, determined based on the Black-Scholes option pricing model using the following weighted average assumptions:

For the nine months ended
September 30, 2013
Expected volatility	104%
Expected dividends yield	0%
Expected term	5 years
Risk-free interest rate (per annum)	0.72%
Fair value of underlying ordinary shares (per share)	$10.57

For the three months ended September 30, 2013 and 2012, the Company recorded stock compensation expense of $651,047 and $1,028,860, respectively, in general and administrative expenses. For the nine months ended September 30, 2013 and 2012, the Company recorded stock compensation expense of $3,346,046 and $3,021,818, respectively, in general and administrative expenses.

At September 30, 2013, approximately $4,082,914 of stock compensation expense with respect to the non-vested stock options is expected to be recognized over approximately 2.49 years.

Nonvested shares

A summary of nonvested shares activity for the nine months ended September 30, 2013 is as follows:

	Number of nonvested shares	Grant date weighted average fair value
		USD
Outstanding at December 31, 2012	120,000	9.85
Granted	296,500	22.74
Vested	(63,750)	9.85
Forfeited	-	-
Outstanding at September 30, 2013	352,750	20.68

For the three months ended September 30, 2013 and 2012, the Company recorded stock compensation expense of $377,808 and $52,314 respectively in general and administrative expenses. For the nine months ended September 30, 2013 and 2012, the Company recorded stock compensation expense of $730,771 and $52,314 respectively in general and administrative expenses.

At September 30, 2013, approximately $6,983,867 of stock compensation expense with respect to nonvested shares is expected to be recognized over approximately 3.43 years.

NOTE 11 – FAIR VALUE MEASUREMENTS

Management used the following methods and assumptions to estimate the fair value of financial instruments at the relevant balance sheet dates:

•
Short-term financial instruments (including cash, accounts receivable, other receivables, short-term bank loans, accounts payable, other payables and accrued expenses, and amount due to related parties) – The carrying amounts of the short-term financial instruments approximate their fair values because of the short maturity of these instruments.

•
Restricted deposit – The carrying amounts of the restricted deposit approximate their fair value. The fair value is estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar borrowing.

•
Long-term bank loan – fair value is based on the amount of future cash flows associated with the long-term bank loan discounted at the Company’s current borrowing rate for similar debt instruments of comparable terms. The carrying value of the long-term bank loan approximate its fair value as the long-term bank loan carry variable interest rate which approximate rate currently offered by the Company’s bankers for similar debt instruments of comparable maturities.

NOTE 12 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the three months ended September 30, 2013 and 2012 are as follows:

	For the three months ended
	September 30, 2013	September 30, 2012
	USD	USD
Human Albumin	26,420,902	22,990,891
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	17,162,545	23,412,548
Other Immunoglobulin products	5,355,020	3,685,613
Placenta Polypeptide	2,762,092	2,726,801
Others	1,451,582	308,197
Total	53,152,141	53,124,050

The Company’s sales by significant types of product for the nine months ended September 30, 2013 and 2012 are as follows:

	For the nine months ended
	September 30, 2013	September 30, 2012
	USD	USD
Human Albumin	69,686,924	68,320,593
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	63,921,570	59,913,448
Other Immunoglobulin products	15,949,006	14,458,714
Placenta Polypeptide	7,984,246	7,346,812
Others	3,222,650	778,283
Total	160,764,396	150,817,850

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Capital commitments

At September 30, 2013, commitments outstanding for the purchase of property, plant and equipment approximated $4,800,000.

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

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital injection with the local Administration for Industry and Commerce, or AIC, pursuant to the Equity Purchase Agreement, and such request was approved by the majority shareholders of Guizhou Taibang in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request, pending the outcome of the ongoing litigation. In March 2012, the Company received a subpoena that Jie’an brought suit in the People’s Court of Huaxi District, Guizhou Province, against Guizhou Taibang, alleging Guizhou Taibang’s withholding of its request. Jie’an requested that Guizhou Taibang register its 1.8 million shares of capital injection, pay dividends associated with these shares, as well as the related interest and penalty from May 2007 to December 2011 amounting to $3,967,500 (or RMB25,000,000) in aggregate, and return the over-paid subscription of $228,528 (or RMB1,440,000), as well as the interest and penalty, amounting to $1,587,000 (or RMB10,000,000) in aggregate. The People’s Court of Huaxi District, Guizhou Province, has accepted Jie’an’s suit. In May 2012, Guizhou Taibang was informed by the court that the case was postponed upon the request from Jie’an and no exact hearing date has been provided as of the date of this report. If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated below, the Company does not expect Jie’an to prevail. At September 30, 2013, the Company had recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $821,520) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $234,720) for the over-paid subscription and RMB2,837,024 (approximately $462,435) for the accrued interest.

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

In October, 2010, the High Court of Guizhou ruled in favor of the Company and denied the strategic investors’ right as shareholders of Guizhou Taibang, as well as their entitlement to the dividends. In light of the Guizhou ruling, the Company returned the proceeds of $1,699,040 (or RMB11,200,000) to one of the strategic investors in November 2010. In October 2010, the other strategic investors appealed to the PRC Supreme Court in Beijing on the ruling of the High Court of Guizhou. The PRC Supreme Court overruled the decision of the High Court of Guizhou and remanded the case to the High Court of Guizhou for retrial. In January 2012, the strategic investors re-filed their case to the High Court of Guizhou requesting, in addition to the share distribution, the distribution of dividends and interest in the amount of RMB18,349,345 (approximately $2,990,943) and RMB2,847,000 (approximately $464,061), respectively. In December 2012, the High Court of Guizhou affirmed the judgment against the strategic investors. In January 2013, the strategic investors appealed to the PRC Supreme Court in Beijing on the ruling again. The PRC Supreme Court accepted the case for retrial.

In April 2013, the Company countersued the strategic investors in the Intermediate Court of Guiyang City alleging their breach of the Security Law in the PRC and requested a consideration of $6,064,800 (or RMB38,000,000) for the related expenses and losses, and Guizhou Intermediate Court accepted the case. The Company is awaiting the hearing of the above case as of the date of this report.

In September 2013, the PRC Supreme Court made the final judgement against the strategic investors and denied the strategic investors’ right as shareholders of Guizhou Taibang and their claim for the related dividend distribution. At September 30, 2013, Guizhou Taibang has made provision for the strategic investors’ initial fund along with RMB16,558,473 (approximately $2,699,031) in accrued interest, and RMB509,600 (approximately $83,065) for the 1% penalty imposed by the agreement for any breach in the event that Guizhou Taibang is required to return their original investment amount to the strategic investors.

NOTE 14 – RELATED PARTY TRANSACTIONS

The material related party transactions undertaken by the Company for the three months ended September 30, 2013 and 2012 are as follows:

	For the three months ended
	September 30, 2013	September 30, 2012
	USD	USD
Commission expenses with related parties(1)	815,410	1,014,193

The material related party transactions undertaken by the Company for the nine months ended September 30, 2013 and 2012 are as follows:

	For the nine months ended
	September 30, 2013	September 30, 2012
	USD	USD
Commission expenses with related parties(1)	2,367,722	2,594,281

The related party balances at September 30, 2013 and December 31, 2012 are presented as follows:

Liabilities	Purpose	September 30, 2013	December 31, 2012
		USD	USD
Other payable – a related party(1)	Commission	316,627	339,272
Other payable – a related party(2)	Loan	2,373,280	2,311,044
Other payable – a related party(3)	Contribution	1,518,675	1,431,308
Total other payable – related parties		4,208,582	4,081,624

(1)During the year ended December 31, 2011, Guizhou Taibang signed an agency contract with Guizhou Eakan Co., Ltd. (“Guizhou Eakan”), an affiliate of one of the Guizhou Taibang’s noncontrolling interest shareholders, pursuant to which Guizhou Taibang would pay commission to Guizhou Eakan for the promotion of the product of Placenta Polypeptide. At September 30, 2013, Guizhou Taibang accrued commission payable of $316,627 for service rendered by Guizhou Eakan. For the three months ended September 30, 2013, commission expense for service rendered by Guizhou Eakan was $815,410. For the nine months ended September 30, 2013, commission expense for service rendered by Guizhou Eakan was $2,367,722.

(2)Guizhou Taibang has payables to Guizhou Eakan Investing Corp., amounting to approximately $2,373,280 and $2,311,044 at September 30, 2013 and December 31, 2012, respectively. Guizhou Eakan Investing Corp. is one of the noncontrolling interest shareholders of Guizhou Taibang. The Company borrowed this interest free advance for working capital purpose for Guizhou Taibang. The balance is due on demand.

(3)Guizhou Taibang has payables to Jie’an, a noncontrolling interest shareholder of Guizhou Taibang, amounting to approximately $1,518,675 and $1,431,308 at September 30, 2013 and December 31, 2012, respectively. In 2007, Guizhou Taibang received additional contributions from Jie’an of $962,853 (or RMB6,480,000) to maintain Jie’an’s equity interest in Guizhou Taibang at 9%. However, due to a legal dispute among shareholders over raising additional capital as discussed in the legal proceeding section (see Note 13), the contribution is subject to be returned to Jie’an. During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital contribution with the local AIC, pursuant to the Equity Purchase Agreement, and such registration was approved by the majority shareholders of Guizhou Taibang in a shareholders’ meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the completion of the ongoing litigations. If the Company decided to ratify the approval, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an will be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated above, the Company has set aside Jie’an’s additional fund of RMB5,040,000 (approximately $821,520), the over-paid subscription of RMB1,440,000 (approximately $234,720) along with RMB2,837,024 (approximately $462,435) in accrued interest and penalty at September 30, 2013.

NOTE 15 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the three months ended
	September 30, 2013	September 30, 2012
	USD	USD

Net income attributable to China Biologic Products, Inc.	14,696,023	13,617,150
Earnings allocated to participating nonvested shares	(143,220)	(20,709)
Net income used in basic/diluted net income per common stock	14,552,803	13,596,441

Weighted average shares used in computing basic net income per common stock	26,288,154	26,546,929
Diluted effect of stock option	1,160,927	471,975
Weighted average shares used in computing diluted net income per common stock	27,449,081	27,018,904

Net income per common stock – basic	0.55	0.51
Net income per common stock – diluted	0.53	0.50

During the three months ended September 30, 2013, no option was antidilutive and excluded from the calculation of diluted net income per common stock.

During the three months ended September 30, 2012, 1,979,333 options with an average exercise price of $11.37 were excluded from the calculation of diluted net income per common stock since they were antidilutive.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the nine months ended
	September 30, 2013	September 30, 2012
	USD	USD

Net income attributable to China Biologic Products, Inc.	45,773,809	39,413,227
Earnings allocated to participating nonvested shares	(303,490)	(20,562)
Net income allocated to common stockholders used in computing basic net income per common stock	45,470,319	39,392,665
Change in fair value of warrants	-	(1,769,140)
Net income used in diluted net income per common stock	45,470,319	37,623,525

Weighted average shares used in computing basic net income per common stock	26,649,563	26,009,707
Diluted effect of warrants	-	266,999
Diluted effect of stock option	1,130,442	465,007
Weighted average shares used in computing diluted net income per common stock	27,780,005	26,741,713

Net income per common stock – basic	1.71	1.51
Net income per common stock – diluted	1.64	1.41

During the nine months ended September 30, 2013, no option was antidilutive and excluded from the calculation of diluted net income per common stock.

During the nine months ended September 30, 2012, 1,979,333 options with an average exercise price of $11.37 were excluded from the calculation of diluted net income per common stock since they were antidilutive.

NOTE 16 – SHARE REPURCHASE

On August 2, 2013, the Company entered into an agreement with one of its individual shareholders, pursuant to which the Company repurchased 1,479,704 shares of common stock for a consideration of US$29,594,080. The transaction was completed on August 8, 2013.

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

Our principal products are human albumin and immunoglobulin products. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. Immunoglobulin is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as the principal raw material. Human albumin and human immunoglobulin for intravenous injection, or IVIG products, are our top-selling products. Sales of human albumin products represented approximately 49.7% and 43.3% of our total sales for each of the three months ended September 30, 2013 and 2012, respectively, and 43.3% and 45.3% of our total sales for the nine months ended September 30, 2013 and 2012, respectively. Sales of IVIG products represented approximately 32.3% and 44.1% of our total sales for each of the three months ended September 30 2013 and 2012, respectively, and 39.8% and 39.7% of our total sales for the nine months ended September 30, 2013 and 2012, respectively. All of our products are prescription medicines administered in the form of injections.

We sell our products primarily to hospitals and inoculation centers in the PRC directly or through approved distributors. We usually sign short-term contracts with customers and therefore our largest customers have changed over the years. For the three months ended September 30, 2013 and 2012, our top 5 customers accounted for approximately 11.9% and 8.5%, respectively, of our total sales. For the nine months ended September 30, 2013 and 2012, our top 5 customers accounted for approximately 10.8% and 11.6%, respectively, of our total sales. As we continue to expand our geographic presence and diversify our customer base and product mix, we expect that our largest customers will continue to change from year to year.

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

Recent Development

In July 2013, Guizhou Taibang obtained the manufacturing approval certificate from the State Food and Drug Administration (“SFDA”) for human prothrombin complex concentrate (“PCC”). Guizhou Taibang is expected to obtain the GMP certification for the production facility of PCC from SFDA after the completion of the plasma production facility upgrade and commence commercial production in 2014.

In July 2013, Shandong Taibang received the manufacturing approval certificate from SFDA for human coagulation factor VIII (300IU) and is expected to commence the commercial production in the foreseeable future.

On August 2, 2013, the Company entered into an agreement with one of its individual shareholders, pursuant to which the Company repurchased 1,479,704 shares of common stock for a consideration of US$29,594,080. On August 8, 2013, the Company entered into a credit facility agreement with China Commercial Merchant Bank Co., Ltd, New York Branch (“CMB NY Branch”) to finance such share repurchase. Pursuant to the facility agreement, CMB NY Branch provided to the Company an 18-month US$30,000,000 loan bearing an interest rate that equals 3-month LIBOR plus 1.6% per annum and a facility fee of 0.7% per annum. This loan is secured by a time deposit of RMB186,000,000 (equivalent of US$30,000,000) with the Beijing Branch of China Commercial Merchant Bank Co., Ltd. The share repurchase transaction was completed on August 8, 2013. For details, please see our current report on Form 8-K filed on August 2 and August 8, 2013.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended September 30, 2013:

•     Sales: Sales was $53,152,141 for the three months ended September 30, 2013, as compared to $53,124,050 for the same period in 2012.

•     Gross profit: Gross profit was $35,986,244 for the three months ended September 30, 2013, as compared to $36,202,766 for the same period in 2012.

•     Income from operations: Income from operations increased by $2,742,606, or 13.4%, to $23,162,818 for the three months ended September 30, 2013, from $20,420,212 for the same period in 2012.

•     Net income attributable to the Company: Net income increased by $1,078,873, or 7.9%, to $14,696,023 for the three months ended September 30, 2013, from $13,617,150 for the same period in 2012.

•     Diluted net income per share: Diluted net income per share was $0.53 for the three months ended September 30, 2013, as compared to $0.50 for the same period in 2012.

Results of Operations

Comparison of Three Months Ended September 30, 2013 and September 30, 2012

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in U.S. dollars)

	For the three Months Ended September 30
	2013		2012
	$	% of Total Sales	$	% of Total Sales
Sales	53,152,141	100.0	53,124,050	100.0
Cost of sales	17,165,897	32.3	16,921,284	31.9
Gross margin	35,986,244	67.7	36,202,766	68.1
Operating expenses:
Selling expenses	2,551,245	4.8	3,545,378	6.7
General and administrative expenses	9,218,798	17.3	11,599,779	21.8
Research and development expenses	1,053,383	2.0	637,397	1.2
Total operating expenses	12,823,426	24.1	15,782,554	29.7
Income from operations	23,162,818	43.6	20,420,212	38.4
Other income/ (expenses):
Equity in income of equity method investee	642,579	1.2	744,976	1.4
Interest expense	(306,656)	(0.6)	(223,992)	(0.4)
Interest income	1,320,263	2.5	561,761	1.1
Other income, net	-	-	449,815	0.8
Total other income, net	1,656,186	3.1	1,532,560	2.9
Earnings before income tax expense	24,819,004	46.7	21,952,772	41.3
Income tax expense	4,871,041	9.2	3,479,683	6.6
Net income	19,947,963	37.5	18,473,089	34.8
Less: Net income attributable to noncontrolling interest	5,251,940	9.9	4,855,939	9.1
Net income attributable to the Company	14,696,023	27.6	13,617,150	25.6
Net income per share of common stock
Basic	0.55		0.51
Diluted	0.53		0.50

Sales

Our sales was $53,152,141 for the three months ended September 30, 2013, compared to $53,124,050 for the three months ended September 30, 2012. Excluding the foreign currency impact, our sales in RMB term decreased by 2.5% for the three months ended September 30, 2013, as compared to the same period in 2012. Such decrease of sales was mainly due to the reduced production volume as a result of the planned production suspension of Guizhou Taibang starting from June 2013 partially offset by increase in sales by Shandong Taibang during the same period. Guizhou Taibang reduced the sales volume of its plasma based products during the three months ended September 30, 2013 in order to smooth out the impact of the reduced production volume and maintain its sales channels and customer relationships during such period of production suspension. On the other hand, the sales of Shandong Taibang increased, which was attributable to a combined effect of price and volume increases of certain plasma based products during the three months ended September 30, 2013, as compared to the same period in 2012.

The following table summarizes the breakdown of sales by significant types of product:

	For the three Months Ended September 30,				Change
	2013		2012
	$	%	$	%	Amount	%
Human Albumin	26,420,902	49.7	22,990,891	43.3	3,430,011	14.9
Immunoglobulin products:
IVIG	17,162,545	32.3	23,412,548	44.1	(6,250,003)	(26.7)
Other Immunoglobulin products	5,355,020	10.1	3,685,613	6.9	1,669,407	45.3
Placenta Polypeptide	2,762,092	5.2	2,726,801	5.1	35,291	1.3
Others	1,451,582	2.7	308,197	0.6	1,143,385	371.0
Totals	53,152,141	100.0	53,124,050	100.0	28,091	0.1

During the three months ended September 30, 2013 as compared to the three months ended September 30, 2012:

•     the average price for our approved human albumin products, which accounted for 49.7% of our total sales for the three months ended September 30, 2013, increased by approximately 11.0% and, excluding the impact of foreign currency, the average price in RMB term increased by approximately 9.2%; and

•     the average price for our approved IVIG products, which accounted for 32.3% of our total sales for the three months ended September 30, 2013, remained stable, and excluding the impact of foreign currency, the average price in RMB term decreased by approximately 2.1%.

The price increase of human albumin products was mainly due to the increase of retail price ceiling announced by Chinese National Development and Reform Commission (“NDRC”) in January 2013, which came into effect on February 1, 2013. This increased retail price ceiling provides us with more flexibility in pricing our human albumin products and allows us to increase our ex-factory prices in certain regional markets. NDRC also adjusted retail price ceilings for IVIG in September 2012, which came into effect on October 8, 2012. The new retail price ceilings for IVIG products are lower than the current prevailing market prices in some of our regional markets. As a result, some of local governments revised tender price ceilings for IVIG products. We have appealed to local governments for favorable pricing policy in selective regional markets and have successfully gained support from certain provincial governments in lifting the tender price ceilings for IVIG products. Therefore, the average price of our IVIG products remained relatively stable in the third quarter of 2013 as compared to the same period of 2012.

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

Sales volume for our human albumin products increased slightly by 2.7% in the third quarter of 2013 as compared to the same period of 2012. The increase in sales volumes of human albumin products was primarily due to increased sales volumes at Shandong Taibang, partially offset by reduced production volume as a result of the planned production suspension of Guizhou Taibang. The shipments of a few batches of albumin products at Shandong Taibang were originally scheduled in the second quarter of 2013, but were postponed due to delayed inspection by National Institutes For Food and Drug Control ( the “NIFDC”). As a result, these products were shipped and the sales of these products were recognized in the third quarter of 2013. Sales volume for our IVIG products decreased by 27.2% in the third quarter of 2013 as compared to the same period of 2012. The decrease in sales volume of IVIG was primarily due to the reduced production volume as a result of the planned production suspension of Guizhou Taibang during this period.

For the third quarter of 2013 as compared to the same period in 2012, the sales increase of other immunoglobulin products was mainly attributable to the increase of sales volume for human rabies immunoglobulin products. We increased the supply of rabies vaccinated plasma and expanded their production in Shandong Taibang for the third quarter of 2013.

For the third quarter of 2013 as compared to the same period in 2012, the sales increase of other products was mainly attributable to the newly-launched product of human coagulation factor VIII (200IU) in Shandong Taibang.

Cost of sales & gross profit

	For the three Months Ended September 30,		Change
	2013	2012	Amount	%
Cost of sales	$17,165,897	$16,921,284	$244,613	1.4%
as a percentage of total sales	32.3%	31.9%		0.4%
Gross Profit	$35,986,244	$36,202,766	$(216,522)	(0.6)%
Gross Margin	67.7%	68.1%		(0.4)%

Our cost of sales was $17,165,897, or 32.3% of our sales, for the three months ended September 30, 2013, as compared to $16,921,284, or 31.9% of our sales for the same period in 2012. Our gross profit was $35,986,244 and $36,202,766 for the three months ended September 30, 2013 and 2012, respectively, representing gross margins of 67.7% and 68.1%, respectively. In general, our cost of sales and gross margin are impacted by the volume and pricing of our finished products, our raw material costs, production mix and respective yields, inventory provisions, production cycles and routine maintenance costs.

The increase in cost of sales in absolute term and as a percentage of sales and the decrease of gross margin were mainly due to the increase in cost of plasma paid to donors, which is the largest component of our cost of sales. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors in 2013 as compared to 2012, which was in line with the industry practice. We expected the nutrition fees to be paid to donors continue to increase as a result of improving living standards and the increasing trend of urbanization in China. Consequently, future improvements on margins will need to be derived from increases in product pricing and volumes, product mix, yields and manufacturing efficiency.

Operating expenses

	For the three Months Ended September 30,		Change
	2013	2012	Amount	%
Operating expenses	$12,823,426	$15,782,554	$(2,959,128)	(18.7)%
as a percentage of total sales	24.1%	29.7%		(5.6)%

Our total operating expenses decreased by $2,959,128, or 18.7%, to $12,823,426, for the three months ended September 30, 2013, from $15,782,554 for the same period in 2012. As a percentage of sales, total expenses decreased by 5.6% to 24.1% for the three months ended September 30, 2013, from 29.7% for the same period in 2012. The decrease of the total operating expenses was mainly due to the decrease of selling expenses and general and administrative expenses as discussed below.

Selling expenses

	For the three Months Ended September 30,		Change
	2013	2012	Amount	%
Selling expenses	$2,551,245	$3,545,378	$(994,133)	(28.0)%
as a percentage of total sales	4.8%	6.7%		(1.9)%

For the three months ended September 30, 2013, our selling expenses decreased by $994,133, or 28.0%, to $2,551,245, from $3,545,378 for the three months ended September 30, 2012. As a percentage of sales, our selling expenses for the three months ended September 30, 2013 decreased by 1.9% to 4.8%, from 6.7% for the three months ended September 30, 2012. The decrease was mainly due to our increasingly stringent control on selling expenses since the second half of 2012.

General and administrative expenses

	For the three Months Ended September 30,		Change
	2013	2012	Amount	%
General and administrative expenses	$9,218,798	$11,599,779	$(2,380,981)	(20.5)%
as a percentage of total sales	17.3%	21.8%		(4.5)%

For the three months ended September 30, 2013, our general and administrative expenses decreased by $2,380,981, or 20.5%, to $9,218,798, from $11,599,779 for the three months ended September 30, 2012. General and administrative expenses as a percentage of sales decreased by 4.5% to 17.3% for the three months ended September 30, 2013, from 21.8% for the three months ended September 30, 2012. The decrease in general and administrative expenses was mainly due to the decrease of payroll expenses in Guizhou Taibang as a result of the production suspension in the third quarter of 2013. In addition, we incurred amortization expenses of long-term customer relationship with respect to the acquisition of Guizhou Taibang in the third quarter of 2012. Given that such intangible assets has been fully amortized by the end of 2012, we did not incur the related expenses in the third quarter of 2013.

Research and development expenses

	For the three Months Ended September 30,		Change
	2013	2012	Amount	%
Research and development expenses	$1,053,383	$637,397	$415,986	65.3%
as a percentage of total sales	2.0%	1.2%		0.8%

For the three months ended September 30, 2013 and 2012, our research and development expenses were $1,053,383 and $637,397, respectively, representing an increase of $415,986, or 65.3%. As a percentage of sales, our research and development expenses for the three months ended September 30, 2013 and 2012 were 2.0% and 1.2%, respectively. The increase in research and development expenses was primarily due to certain technical support services we engaged to improve production yields on certain hyper-immune products during the three months ended September 30, 2013. In addition, we started the clinical trial program on human fibrinogen in the third quarter of 2013.

Income tax

	For the three Months Ended September 30,		Change
	2013	2012	Amount	%
Income tax	$4,871,041	$3,479,683	$1,391,358	40.0%
as a percentage of total sales	9.2%	6.6%		2.6%

Our provision for income taxes increased by $1,391,358, or 40.0%, to $4,871,041 for the three months ended September 30, 2013, from $3,479,683 for the same period in 2012. Our effective income tax rates were 19.6% and 15.9% for the three months ended September 30, 2013 and 2012, respectively. Tax rate applicable to our major operating subsidiaries in the PRC for 2012 and 2013 is 15%. The increase in effective income tax rate for the three months ended September 30, 2013, as compared to the same period in 2012 was due to the withholding income tax in respect of the dividend declared by Shandong Taibang in July 2013.

Net income attributable to the Company

	For the three Months Ended September 30,		Change
	2013	2012	Amount	%
Net income attributable to the Company	$14,696,023	$13,617,150	$1,078,873	7.9%
as a percentage of total sales	27.6%	25.6%		2.0%

Our net income attributable to the Company increased by $1,078,873, or 7.9%, to $14,696,023 for the three months ended September 30, 2013, from $13,617,150 for the same period in 2012. Net income attributable to the Company as a percentage of total sales was 27.6% and 25.6% for the three months ended September 30, 2013 and 2012, respectively, as a result of the cumulative effect of the foregoing factors.

Comparison of Nine Months Ended September 30, 2013 and September 30, 2012

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in U.S. dollars)

	For the nine Months Ended September 30
	2013		2012
	$	% of Total Sales	$	% of Total Sales
Sales	160,764,396	100.0	150,817,850	100.0
Cost of sales	49,904,917	31.0	48,767,900	32.3
Gross margin	110,859,479	69.0	102,049,950	67.7
Operating expenses:
Selling expenses	6,829,365	4.2	12,536,727	8.3
General and administrative expenses	26,771,966	16.7	26,677,945	17.7
Research and development expenses	2,801,625	1.7	2,277,474	1.5
Total operating expenses	36,402,956	22.6	41,492,146	27.5
Income from operations	74,456,523	46.3	60,557,804	40.2
Other income/ (expenses):
Equity in income of equity method investee	1,382,524	0.9	2,219,279	1.5
Change in fair value of derivative liabilities	-	-	1,769,140	1.2
Interest expense	(741,569)	(0.5)	(990,190)	(0.7)
Interest income	2,964,082	1.8	1,870,873	1.2
Other income, net	-	-	347,029	0.2
Total other income, net	3,605,037	2.2	5,216,131	3.5
Earnings before income tax expense	78,061,560	48.6	65,773,935	43.6
Income tax expense	13,223,592	8.2	9,990,014	6.6
Net income	64,837,968	40.3	55,783,921	37.0
Less: Net income attributable to noncontrolling interest	19,064,159	11.9	16,370,694	10.9
Net income attributable to the Company	45,773,809	28.5	39,413,227	26.1
Net income per share of common stock
Basic	1.71		1.51
Diluted	1.64		1.41

Sales

Our sales increased by 6.6%, or $9,946,546, to $160,764,396 for the nine months ended September 30, 2013, compared to $150,817,850 for the nine months ended September 30, 2012. The increase in sales for the nine months ended September 30, 2013 was primarily attributable to a combined effect of price and volume increases in certain of our plasma based products. In addition, foreign currency translation accounted for 1.6% of the sales increase.

The following table summarizes the breakdown of sales by significant types of product:

	For the nine Months Ended September 30,				Change
	2013		2012
	$	%	$	%	Amount	%
Human Albumin	69,686,924	43.3	68,320,593	45.3	1,366,331	2.0
Immunoglobulin products:
IVIG	63,921,570	39.8	59,913,448	39.7	4,008,122	6.7
Other Immunoglobulin products	15,949,006	9.9	14,458,714	9.6	1,490,292	10.3
Placenta Polypeptide	7,984,246	5.0	7,346,812	4.9	637,434	8.7
Others	3,222,650	2.0	778,283	0.5	2,444,367	314.1
Totals	160,764,396	100.0	150,817,850	100.0	9,946,546	6.6

During the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012:

•      the average price for our approved human albumin products, which accounted for 43.3% of our total sales for the nine months ended September 30, 2013, increased by approximately 10.0% and, excluding the impact of foreign currency, their average price in RMB term increased by approximately 9.2%; and

•      the average price for our approved IVIG products, which accounted for 39.8% of our total sales for the nine months ended September 30, 2013, remained stable, and excluding the impact of foreign currency, their average price in RMB term decreased slightly by 0.5%.

The price increase of human albumin products was mainly due to the increase of retail price ceiling announced by NDRC in January 2013, which came into effect on February 1, 2013. This increased retail price ceiling provides us with more flexibility in pricing our human albumin products and allows us to increase our ex-factory prices in certain regional markets. NDRC also adjusted retail price ceilings for IVIG in September 2012, which came into effect on October 8, 2012. The new retail price ceilings for IVIG products are lower than the current prevailing market prices in some of our regional markets. As a result, some of local governments revised tender price ceilings for IVIG products. We have appealed to local governments for favorable pricing policy in selective regional markets and have successfully gained support from certain provincial governments in lifting the tender price ceilings for IVIG products. Therefore, the average price of our IVIG products remained relatively stable for the nine months ended September 30, 2013 as compared to the same period of 2012.

The sales volumes of our products in general depend on market demands and our production volumes. The production volumes of our IVIG and human albumin products depend primarily on general plasma supply. The production volumes of our hyper-immune products, which include human rabies immunoglobulin, human hepatitis B immunoglobulin and human tetanus immunoglobulin products, are subject to the availabilities of specific vaccinated plasma and our production capacity. The supply of specific vaccinated plasma in general requires several months of lead time. Our production facility currently can only accommodate the production of one type of hyper-immune products at any given time and we rotate the production of different types of hyper-immune products from time to time in response to market demand. As such, the sales volume of any given type of hyper-immune products may vary significantly from quarter to quarter. In addition, in light of the planned production suspension of Guizhou Taibang starting from June 2013, we decreased the sales volume of some of our products from the second quarter of 2013 in order to smooth out the impact of the reduced production volume and maintain our sales channels and customer relationship during the period of Guizhou Taibang production suspension.

Sales volume for our human albumin products decreased by 8.0% during the nine months ended September 30, 2013 as compared to the same period of 2012. The decrease in sales volumes of human albumin products was primarily due to our increase of inventory level of these products in preparation for the production suspension in Guizhou Taibang during the suspension period. Sales volume for our IVIG products increased by 5.7% during the nine months ended September 30, 2013 as compared to the same period of 2012. The increase in sales volumes of IVIG products was primarily due to our marketing efforts focusing on IVIG promotion and the engagement of new distributors to sell IVIG in new territories for the nine months ended September 30, 2013, partially offset by reduced production volume in the third quarter of 2013.

For the nine months ended September 30, 2013 as compared to the same period in 2012, the sales increase of other immunoglobulin products was mainly attributable to the increase of sales volume for human rabies immunoglobulin products. We increased the supply of rabies vaccinated plasma and expanded the related production in Shandong Taibang in the third quarter of 2013.

For the nine months ended September 30, 2013 as compared to the same period in 2012, the sales increase of others was mainly attributable to the newly-launched product of human coagulation factor VIII (200IU) in Shandong Taibang.

Cost of sales & gross profit
	For the nine Months Ended September 30,		Change
	2013	2012	Amount	%
Cost of sales	$49,904,917	$48,767,900	$1,137,017	2.3%
as a percentage of total sales	31.0%	32.3%		(1.3)%
Gross Profit	$110,859,479	$102,049,950	$8,809,529	8.6%
Gross Margin	69.0%	67.7%		1.3%

Our cost of sales was $49,904,917, or 31.0% of our sales, for the nine months ended September 30, 2013, as compared to $48,767,900, or 32.3% of our sales for the same period in 2012. Our gross profit was $110,859,479 and $102,049,950 for the nine months ended September 30, 2013 and 2012, respectively, representing gross margins of 69.0% and 67.7%, respectively. In general, our cost of sales and gross margin are impacted by the volume and pricing of our finished products, our raw material costs, production mix and respective yields, inventory provisions, production cycles and routine maintenance costs.

The increase in cost of sales in absolute term for the nine months ended September 30, 2013 as compared to the same period in 2012 was in line with the sale increase. The decrease of cost of sales as a percentage of total sales and the increase of our overall gross margin for the nine months ended September 30, 2013, as compared to the same period in 2012, was mainly due to the improved gross margin of human albumin products as a result of price increases and the improved utilization efficiency of plasma following the newly-launched Factor VIII products.

Operating expenses
	For the nine Months Ended September 30,		Change
	2013	2012	Amount	%
Operating expenses	$36,402,956	$41,492,146	$(5,089,190)	(12.3)%
as a percentage of total sales	22.6%	27.5%		(4.9)%

Our total operating expenses decreased by $5,089,190, or 12.3%, to $36,402,956, for the nine months ended September 30, 2013, from $41,492,146 for the same period in 2012. As a percentage of sales, total expenses decreased by 4.9% to 22.6% for the nine months ended September 30, 2013, from 27.5% for the same period in 2012. The decrease of the total operating expenses was mainly due to the decrease of the selling expenses as discussed below.

Selling expenses
	For the nine Months Ended September 30,		Change
	2013	2012	Amount	%
Selling expenses	$6,829,365	$12,536,727	$(5,707,362)	(45.5)%
as a percentage of total sales	4.2%	8.3%		(4.1)%

For the nine months ended September 30, 2013, our selling expenses decreased by $5,707,362, or 45.5%, to $6,829,365, from $12,536,727 for the nine months ended September 30, 2012. As a percentage of sales, our selling expenses for the nine months ended September 30, 2013 decreased by 4.1% to 4.2%, from 8.3% for the nine months ended September 30, 2012. The decrease was mainly due to the fact that we imposed more stringent selling expenses control since the second half of 2012.

General and administrative expenses
	For the nine Months Ended September 30,		Change
	2013	2012	Amount	%
General and administrative expenses	$26,771,966	$26,677,945	$94,021	0.4%
as a percentage of total sales	16.7%	17.7%		(1.0)%

For the nine months ended September 30, 2013 and 2012, our general and administrative expenses was $26,771,966 and $26,677,945, respectively. General and administrative expenses as a percentage of sales decreased by 1.0% to 16.7% for the nine months ended September 30, 2013, from 17.7% for the nine months ended September 30, 2012. The general and administrative expenses remained consistent for the nine months ended September 30, 2013 as compared to the same period in 2012. The impact of long-term customer relationship which has been fully amortized by the end of 2012 was mainly offset by higher legal expenses for the nine months ended September 30, 2013 as compared to the same period in 2012.

Research and development expenses
	For the nine Months Ended September 30,		Change
	2013	2012	Amount	%
Research and development expenses	$2,801,625	$2,277,474	$524,151	23.0%
as a percentage of total sales	1.7%	1.5%		0.2%

For the nine months ended September 30, 2013 and 2012, our research and development expenses were $2,801,625 and $2,277,474, respectively, representing an increase of $524,151, or 23.0%. As a percentage of sales, our research and development expenses for the nine months ended September 30, 2013 and 2012 were 1.7% and 1.5%, respectively. The increase in research and development expenses was primarily due to the fact that we acquired technical support services on certain hyper-immune products for the nine months ended September 30, 2013. In addition, we started the clinical trial program on human fibrinogen in 2013.

Change in fair value of derivative liabilities
	For the nine Months Ended September 30,		Change
	2013	2012	Amount	%
Change in fair value of derivative liabilities	$-	$1,769,140	$(1,769,140)	(100.0)%
as a percentage of total sales	-	1.2%		(1.2)%

Our warrants issued in June 2009 are classified as derivative liabilities carried at fair value. For the nine months ended September 30, 2013 and 2012, we recognized a gain from the change in fair value of derivative liabilities in the amounts of nil and $1,769,140, respectively. The recognized gain from the change in the fair value of derivative liabilities for the nine months ended September 30, 2012 was mainly due to a decrease in the price of our common stock from $10.46 per share as of December 31, 2011 to $8.55 and $9.22, respectively, as of the two warrants exercise dates. All warrants have been exercised by the end of June 2012.

Income tax
	For the nine Months Ended September 30,		Change
	2013	2012	Amount	%
Income tax	$13,223,592	$9,990,014	$3,233,578	32.4%
as a percentage of total sales	8.2%	6.6%		1.6%

Our provision for income taxes increased by $3,233,578, or 32.4%, to $13,223,592 for the nine months ended September 30, 2013, from $9,990,014 for the same period in 2012. Our effective income tax rates were 16.9% and 15.2% for the nine months ended September 30, 2013 and 2012, respectively. Tax rate applicable to our major operating subsidiaries in the PRC for 2012 and 2013 is 15%. The effective income tax rate increased due to the withholding income tax paid with respect to the dividend declared by Shandong Taibang in the nine months ended September 30, 2013.

Net income attributable to the Company
	For the nine Months Ended September 30,		Change
	2013	2012	Amount	%
Net income attributable to the Company	$45,773,809	$39,413,227	$6,360,582	16.1%
as a percentage of total sales	28.5%	26.1%		2.4%

Our net income attributable to the Company increased by $6,360,582, or 16.1%, to $45,773,809 for the nine months ended September 30, 2013, from $39,413,227 for the same period in 2012. Net income attributable to the Company as a percentage of total sales was 28.5% and 26.1% for the nine months ended September 30, 2013 and 2012, respectively, as a result of the cumulative effect of the foregoing factors.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. As of September 30, 2013, we had $131,496,674 in cash and cash equivalents, primarily consisting of cash on hand and demand deposits.

The following table provides the summary of our cash flows for the periods indicated:

Cash Flow

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$58,459,957	$64,786,061
Net cash used in investing activities	(17,480,868)	(23,076,179)
Net cash (used in) / provided by financing activities	(42,625,260)	210,884
Effects of exchange rate change on cash	3,533,528	390,585
Net increase in cash and cash equivalents	1,887,357	42,311,351
Cash and cash equivalents at beginning of the period	129,609,317	89,411,835
Cash and cash equivalents at end of the period	$131,496,674	$131,723,186

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 was $58,459,957, as compared to $64,786,061 for the same period in 2012. The decrease in net cash provided by operating activities was mainly due to the increase in the accounts receivable and the inventories in 2013. As an increasing number of our hospital clients stocked up inventory level in the second half of September 2013 in preparation for the long National Holiday in October 2013, we made more shipments towards the end of September 2013 as compared to the same month of last year, resulting in a greater balance of accounts receivable as of September 30, 2013. The increase of inventories was mainly due to the planned production suspension of Guizhou Taibang.

Investing Activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment and land use rights. Net cash used in investing activities for the nine months ended September 30, 2013 was $17,480,868, as compared to $23,076,179, for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we paid $17,076,459 for acquisition of property, plant and equipment at Shandong Taibang and Guizhou Taibang. The investing activities for the nine months ended September 30, 2013 mainly consisted of construction of premises at Cao Xian Plasma Company, production facility for new product Factor VIII at Shandong Taibang, office building at Shandong Taibang, and production facility upgrade for placenta polypeptide and plasma based products at Guizhou Taibang. During the nine months ended September 30, 2012, we paid $8,233,426 for acquisition of property, plant and equipment, intangible assets and land use right at Shandong Taibang and Guizhou Taibang. In addition, we also made a refundable payment of $13,220,568 to the local government in connection with our bid for the land use right for the site which we plan to use for the new production facility for Guizhou Taibang during the nine months ended September 30, 2012.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2013 totaled $42,625,260, as compared to net cash provided by financing activities of $210,884 for the same period in 2012. The net cash used in financing activities for the nine months ended September 30, 2013 mainly consisted of a payment of $29,594,080 for share repurchase and a dividend of $10,896,678 paid by our subsidiaries to the noncontrolling interest shareholders. The net cash provided by financing activities for the nine months ended September 30, 2012 was mainly due to the net proceeds of $4,500,000 from warrants exercise partially offset by a $4,379,016 dividend paid by our subsidiaries to the noncontrolling interest shareholders.

Management believes that the Company has sufficient cash on hand and continuing positive cash inflow, from the sale of its plasma-based products in the PRC market, for its operations.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of September 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term bank loans	$4,890,000	4,890,000	-	-	-
Long-term bank loans	30,000,000	-	30,000,000	-	-
Interest on short-term and long-term bank loans	1,217,362	944,939	272,423	-	-
Operating lease commitment	1,316,403	471,485	659,926	12,047	172,945
Capital commitment	4,800,000	4,400,000	400,000	-	-
Total	$42,223,765	10,706,424	31,332,349	12,047	172,945

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our bank loans. Although our bank loans are fixed for the terms of the loans, the terms are typically three to eighteen months for bank loans and interest rates are subject to change upon renewal. There was no material changes in interest rates for bank loans acquired during the nine months ended September 30, 2013.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of September 30, 2013 would decrease net income before provision for income taxes by approximately $261,675 for the nine months ended September 30, 2013.

Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

All of our consolidated revenues and consolidated costs and majority of expenses are denominated in RMB. All of our assets are denominated in RMB, except certain cash balances. However, ceratin of our loan facilities is denominated in U.S. Dollar and our reporting currency is U.S. Dollar. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of stockholders’ equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Cash and Deposit Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash at banks and deposits as of September 30, 2013 and December 31, 2012 amounted to $162,673,942 and $132,201,606, respectively, $523,559 and $76,101 of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash at banks and deposits.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 49.7% and 32.3% of the total sales for the three months ended September 30, 2013, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. David (Xiaoying) Gao and our Chief Financial Officer, Mr. Ming Yang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2013. Based on that evaluation, Mr. Gao and Mr. Yang concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Other than the legal proceedings set forth below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

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

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital injection with the local Administration for Industry and Commerce, or AIC, pursuant to the Equity Purchase Agreement, and such request was approved by the majority shareholders of Guizhou Taibang in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request, pending the outcome of the ongoing litigation. In March 2012, the Company received a subpoena that Jie’an brought suit in the People’s Court of Huaxi District, Guizhou Province, against Guizhou Taibang, alleging Guizhou Taibang’s withholding of its request. Jie’an requested that Guizhou Taibang register its 1.8 million shares of capital injection, pay dividends associated with these shares, as well as the related interest and penalty from May 2007 to December 2011 amounting to $3,967,500 (or RMB25,000,000) in aggregate, and return the over-paid subscription of $228,528 (or RMB1,440,000), as well as the interest and penalty, amounting to $1,587,000 (or RMB10,000,000) in aggregate. The People’s Court of Huaxi District, Guizhou Province, has accepted Jie’an’s suit. In May 2012, Guizhou Taibang was informed by the court that the case was postponed upon the request from Jie’an and no exact hearing date has been provided as of the date of this report. If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated below, the Company does not expect Jie’an to prevail. As of September 30, 2013, the Company had recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $821,520) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $234,720) for the over-paid subscription and RMB2,837,024 (approximately $462,435) for the accrued interest.

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

In October, 2010, the High Court of Guizhou ruled in favor of the Company and denied the strategic investors’ right as shareholders of Guizhou Taibang, as well as their entitlement to the dividends. In light of the Guizhou ruling, the Company returned the proceeds of $1,699,040 (or RMB11,200,000) to one of the strategic investors in November 2010. In October 2010, the other strategic investors appealed to the PRC Supreme Court in Beijing on the ruling of the High Court of Guizhou. The PRC Supreme Court overruled the decision of the High Court of Guizhou and remanded the case to the High Court of Guizhou for retrial. In January 2012, the strategic investors re-filed their case to the High Court of Guizhou requesting, in addition to the share distribution, the distribution of dividends and interest in the amount of RMB18,349,345 (approximately $2,990,943) and RMB2,847,000 (approximately $464,061), respectively. In December 2012, the High Court of Guizhou affirmed the judgment against the strategic investors. In January 2013, the strategic investors appealed to the PRC Supreme Court in Beijing on the ruling again.

In September 2013, the PRC Supreme Court made the final judgment against the strategic investors and denied the strategic investors’ right as shareholders of Guizhou Taibang and their claim for the related dividend distribution. As of September 30, 2013, Guizhou Taibang has made provision for the strategic investors’ initial fund along with RMB16,558,473 (approximately $2,699,031) in accrued interest, and RMB509,600 (approximately $83,065) for the 1% penalty imposed by the agreement for any breach in the event that Guizhou Taibang is required to return their original investment amount to the strategic investors.

In April 2013, the Company countersued the strategic investors in the Intermediate Court of Guiyang City alleging their breach of the Security Law in the PRC and requested a consideration of $6,064,800 (or RMB38,000,000) for the related expenses and losses, and Guizhou Intermediate Court accepted the case. The Company is awaiting the hearing of the above case as of the date of this report.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the third quarter of 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter. On August 8, 2013, we repurchased 1,479,704 shares of common stock for a consideration of $29,594,080 from one of our individual shareholders.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.        OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of 2013, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.        EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2013	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ming Yang
Ming Yang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q filed by the Company on August 9, 2012)

3.2	Second Amended and Restated Bylaws of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.2 of the quarterly report on Form 10-Q filed by the Company on August 9, 2012)
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith)

