Form 10-K
period 2013-12-31
China Biologic Products, Inc.
filed 2014-03-12
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐         No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing sale price on June 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) as reported on the NASDAQ Global Select Market, was approximately $175 million.

There were a total of 23,367,665 shares of the registrant’s common stock outstanding as of March 12, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Annual Report on Form 10-K
Year Ended December 31, 2013

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“China Biologic,” the “Company,” “we,” “us,” or “our,” are to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries;
•	“Taibang Biological” are to Taibang Biological Limited (formerly Logic Express Limited), our wholly owned subsidiary and a BVI company;
•	“Taibang Holdings” are to Taibang Holdings (Hong Kong) Limited (formerly Logic Holdings (Hong Kong) Limited), our wholly-owned subsidiary and a Hong Kong company;
•	“Taibang Biotech” are to Taibang Biotech (Shandong) Co., Ltd. (formerly Logic Management and Consulting (China) Co., Ltd.), our wholly owned subsidiary and a PRC company;
•	“Taibang Beijing” are to Taibang (Beijing) Pharmaceutical Research Institute Co., Ltd. (formerly Logic Taibang Biotech Institute (Beijing)), our wholly owned subsidiary and a PRC company;
•	“Dalin” are to Guiyang Dalin Biologic Technologies Co., Ltd., our wholly owned subsidiary and a PRC company;

•	“Shandong Taibang” are to Shandong Taibang Biological Products Co. Ltd., our majority owned subsidiary and a sino-foreign joint venture incorporated in China;
•	“Taibang Medical” are to Shandong Taibang Medical Company, our wholly owned subsidiary and a PRC company;
•	“Guizhou Taibang” are to Guizhou Taibang Biological Products Co., Ltd. (formerly Guiyang Qianfeng Biological Products Co., Ltd.), our majority owned subsidiary and a PRC company;
•	“Huitian” are to Xi’an Huitian Blood Products Co., Ltd., our minority owned investee and a PRC company;
•	“Board” are to our board of directors;
•	“BVI” are to the British Virgin Islands;
•	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;
•
“PRC” and “China” are to the People’s Republic of China and for the purpose of this report only, excluding Hong Kong, the Macau Special Administrative Region of the People’s Republic of China and Taiwan;

•	“SEC” are to the Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“Renminbi” and “RMB” are to the legal currency of China;
•	“U.S. dollars,” “dollars” “USD” and “$”are to the legal currency of the United States; and
•
“New GMP Standard” are to the Drug Good Manufacturing Practice Regulations enacted by China’s Ministry of Health on February 12, 2001 and the Good Manufacturing Practice Implementation Guidelines published by China Food and Drug Administration (“CFDA”) on February 24, 2011.

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

Our principal products are human albumin and immunoglobulin products. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. Immunoglobulin is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as the principal raw material. Human albumin and human immunoglobulin for intravenous injection, or IVIG products, are our top-selling products. Sales of human albumin products represented approximately 44.1%, 44.6% and 54.5% of our total sales for each of the years ended December 31, 2013, 2012 and 2011, respectively. Sales of IVIG products represented approximately 38.0%, 39.0% and 32.3% of our total sales for each of the years ended December 31, 2013, 2012 and 2011, respectively. All of our products are prescription medicines administered in the form of injections.

We sell our products primarily to hospitals and inoculation centers in the PRC directly or through approved distributors. We usually sign short-term contracts with customers and therefore our largest customers have changed over the years. For the years ended December 31, 2013, 2012 and 2011, our top 5 customers accounted for approximately 11.0%, 10.8% and 13.2%, respectively, of our total sales. As we continue to diversify our geographic presence, customer base and product mix, we expect that our largest customers will continue to change from year to year.

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

Our History and Background

China Biologic Products, Inc. was originally incorporated on December 20, 1989 under the laws of the State of Texas as Shepherd Food Equipment, Inc. On November 20, 2000, Shepherd Food Equipment, Inc. changed its corporate name to Shepherd Food Equipment, Inc. Acquisition Corp., which is the survivor of a merger with GRC Holdings, Inc. on May 28, 2003. On January 10, 2007, the Company was converted into a Delaware corporation and changed its name to China Biologic Products, Inc.

Taibang Biological and Shandong Taibang

On July 19, 2006, we completed a reverse merger with Taibang Biological, whereby we issued to the shareholders of Taibang Biological 18,484,715 shares of our common stock in exchange for 100% of the issued and outstanding shares of capital stock of Taibang Biological and its majority-owned Chinese operating subsidiary, Shandong Taibang. As a result of the merger, Taibang Biological became our wholly owned subsidiary, the former shareholders of Taibang Biological became our controlling stockholders holding 96.1% of our common stock and Shandong Taibang became our 82.76% majority-owned indirect subsidiary. Shandong Taibang is a sino-foreign joint venture company.

The remaining 17.24% equity interest of Shandong Taibang is held by the Shandong Institute of Biological Products (“Shandong Institute”), a stated-owned entity established in 1971. Directly administrated by the Shandong Provincial health department as its research arm, Shandong Institute specializes in the research, development and production of biological and plasma-based biopharmaceutical products. In 2002, as the consideration for its equity interest in Shandong Taibang, the Shandong Institute transferred all of its business and the licenses necessary to carry on its business to Shandong Taibang and seconded certain of its employees to Shandong Taibang.

Plasma Collection Stations of Shandong Taibang

Shandong Taibang has eight plasma collection stations in Shandong Province and two in Guangxi Province. The assets of these plasma stations are held through separate subsidiaries of Shandong Taibang, specially formed for this purpose. The subsidiaries holding the ten plasma stations are Xia Jin Plasma Company, Qi He Plasma Company, He Ze Plasma Company, Huan Jiang Plasma Company, Liao Cheng Plasma Company, Zhang Qiu Plasma Company, Fang Cheng Plasma Company, Ning Yang Plasma Company, Yishui Plasma Company and Cao Xian Plasma Company. Among these ten plasma stations, the one operated by Cao Xian Plasma Company was the latest addition. It was established in January 2013, obtained the operating permits on April 1, 2013, and commenced plasma collection shortly thereafter.

In June 2008, we received approval from the Guangxi Province Bureau of Health to set up an additional plasma station in Pu Bei County, Guangxi Province. We plan to locate this plasma station  in the Centralized Industry Zone of Pu Bei County and when it commences operation, it could replace our existing Fang Cheng Plasma Collection Station with a more strategic location to increase collection volumes. However, due to disagreement among local government branches on the approval of the plasma station, the management is uncertain whether this station will be approved or when it will be approved. The management is still working with the local government for the approval of the Pu Bei Plasma Station.

 Dalin and Guizhou Taibang

We hold our equity interest in Guizhou Taibang through Dalin, our indirect wholly-owned subsidiary.

According to the records of the local Administration for Industry and Commerce, or AIC, Dalin is a 54% shareholder of Guizhou Taibang (formerly Guiyang Qianfeng Biological Products Co., Ltd.).

Guizhou Taibang initially owned 85% equity interest in seven plasma collection stations at the time of our acquisition, of which two plasma stations remain in operation as of the date of this report. The remaining 15% equity interest in these plasma stations was owned by certain non-controlling shareholders through their holdings in an intermediate company, Guiyang Qianfeng Renyuan Bio Material Co., Ltd. (“Renyuan”). In January 2013, Guizhou Taibang purchased from these non-controlling shareholders their equity interest in Renyuan. In May 2013, Guizhou Taibang further restructured its equity interest in these two plasma stations, making them its direct wholly-owned subsidiaries.

In June 2013, Guizhou Taibang suspended the production of plasma-based products and commenced a comprehensive upgrade to its plasma production facility.  In January 2014, the upgrade was completed  and the CFDA conducted an on-site inspection on the upgraded plasma production facility.  Guizhou Taibang expects to obtain the GMP certification for such upgraded facilities in April 2014 and will resume commercial production at such production facility thereafter.

Guizhou Taibang completed the GMP upgrade of its placenta polypeptide production facility in November 2013 and received the GMP certification for such upgraded facilities from CFDA in January 2014.

Minority Equity Interest in Huitian

We hold a 35% interest in Huitian, a manufacturer of plasma-based biopharmaceutical products in Xi’an, Shaanxi Province. Huitian produces about 80 tons of plasma-based products per year and has 200 tons of annual production capacity. Huitian has been approved by the CFDA for the production of human albumin, human immunoglobulin, IVIG, and human hepatitis B immunoglobulin products.

To meet the New GMP Standard, Huitian started to construct a new production facility and suspended the production at its current facility at the end of 2013. Huitian expects to complete the construction of the new facility in 2015 and obtain the GMP certificate for such new facility from CFDA thereafter.

Corporate Structure

The following chart reflects our current corporate organizational structure as of December 31, 2013:

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

The supply of plasma for plasma-based products in the PRC has been on the decline since 2003 from the historical high of annual supply of approximately 7,000 metric tons to approximately 3,130 metric tons in 2008 and gradually recovering to approximately 4,180 metric tons in 2010. We believe that the decline prior to 2008 was a direct result of the government’s industry reforms of the country’s collection practices which led to the closure of many stations that did not meet the new industry standards. In July 2011, the Guizhou Provincial Health Department issued and implemented the revised “Plan for Guizhou Provincial Blood Collection Institutional Setting (2011-2014)” which limited the territories permitted to set up plasma stations in Guizhou Province to four counties only. As a result, 16 plasma stations, including four plasma stations of Guizhou Taibang, were closed down in July 2011. As a result, the supply of plasma in 2011 declined to approximately 3,540 metric tons. Based on reports promulgated by the PRC Ministry of Health and taking into consideration both the growth of the collection volume of existing plasma stations and the establishment of new plasma stations during 2012 and 2013, we estimate that the annual supply of plasma in China amounts to approximately 4,200 metric tons, as compared to 38,000 metric tons in the global market in 2013. The five largest manufacturers of plasma products in China are estimated to account for more than 50% of the annual plasma collection. We estimate revenues from the sale of plasma products in China amounted to approximately $2.2 billion in 2013, of which revenues from the sale of human albumin and IVIG products accounted for about 89% in 2013.

Plasma-Based Products Industry in China

We produce approved human albumin and immunoglobulin products, with human plasma as the primary raw material. Compared to the more developed countries, China has a lower usage level of plasma products and the make-up and range of the plasma-based pharmaceutical products is significantly different. Based on our analysis, in most developed countries, immunoglobulin products account for the majority of the plasma-based biopharmaceutical products, while in China, human albumin products account for the vast majority of such products. We estimated that total immunoglobulin products and human albumin products accounted for approximately 42% and 12%, respectively, of the total annual plasma-derived products in developed countries in 2013, and accounted for approximately 31% and 67%, respectively, of China’s during the same period.

Our Growth Strategy

Our mission is to become a first-class biopharmaceutical enterprise in China. To achieve this objective, we have implemented the following strategies:

•
Securing the supply of plasma. Due to the shortage of plasma, we plan to build new plasma collection stations throughout China as well as to expand collection territories of existing plasma stations in order to secure our plasma supply. By the end of 2013, we have a total of twelve plasma stations in operation, of which eight in Shandong Province, two in Guangxi Province, and two in Guizhou Province. In addition, we are working with the local government to obtain the plasma collection permit of our subsidiary located in Pu Bei, Guangxi Province. In the meanwhile, we carried out various promotion activities to stabilize and expand our donor base for the existing plasma stations. All of our plasma stations recorded increases in plasma collection volume in 2013 as compared to 2012.

•
Acquisition of competitors and/or other biologic related companies. In addition to organic growth, acquisition is an important part of our expansion strategy. Although there are about 33 approved plasma-based biopharmaceutical manufacturers in the market, we believe that there are only 25 manufacturers in operation, and only about half of them are competitive. The top five manufacturers in China are estimated to account for more than 50% market share (excluding imports) as of December 31, 2013. Furthermore, we believe that the regulatory authorities are considering further industry reform and those smaller, less competitive manufacturers will face possible revocation of their manufacturing permits by the regulators, making them potential targets for acquisition. If we are presented with appropriate opportunities, we may acquire additional companies, products or technologies in the biologic related sectors (including but not limited to medical, pharmaceutical and biopharmaceutical) to complement our current business operations.

•
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

•
Market development and network expansion. Leveraging on the high quality and excellent safety record of our products, we intend to (i) enhance our product penetration with our existing customers by introducing new products and (ii) expand our geographic market to include other provinces where we envision significant market potential.

Our Products

Our principal products are our approved human albumin and immunoglobulin products. Human albumin is principally used to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. Human immunoglobulin products are primarily used to enhance specific immunity, a defense mechanism by which the human body generates certain immunoglobulin, or antibodies, against invasion by potentially dangerous substances. In a situation where the human body cannot effectively react with these foreign substances, injection of our products will provide sufficient antibodies to neutralize such substances. We are currently approved to produce 26 biopharmaceutical products in nine major categories as follows:

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

IVIG – 5%/25ml, 5%/50ml, 5%/100ml and 5%/200ml	Same as above
Thymopolypeptides injection – 20mg/2ml,5mg/2ml	Treatment for various original and secondary T-cell deficiency syndromes, some auto-immune deficiency diseases and various cell immunity deficiency diseases, and assists in the treatment for tumors.
Human rabies immunoglobulin – 100IU, 200IU and 500IU
Mainly for passive immunity from bites or claws by rabies or other infected animals. All patients suspected of being exposed to rabies will be treated with a combined dose of rabies vaccine and human rabies immunoglobulin.

Human tetanus immunoglobulin – 250IU	Mainly used for the prevention and therapy of tetanus. Particularly applied to patients who have allergic reactions to tetanus antitoxin. (3)
Placenta polypeptide – 4ml/vial	Treatment for cell immunity deficiency diseases, viral infection and leucopenia caused by various reasons, and assist in postoperative healing
Human coagulation factor VIII (“FVIII”)– 200IU and 300IU	Treatment for coagulopathie such as hemophilia A and increase concentration of coagulation factor VIII

Notes:
(1)
“%” represents the degree of dosage concentration for the product and each product has its own dosage requirement. For example, human albumin 20%/10ml means 2g of human albumin is contained in each 10ml packaging and human immunoglobulin 10%/3ml means 300mg of human immunoglobulin is contained in each 3ml packaging. Under PRC law, each variation in the packaging, dosage and concentration of medical products requires separate registration and approval by the CFDA before it may be commercially available for sale. For example, among our human albumin products, only human albumin 20%/10ml, 20%/25ml, 20%/50ml, 10%/100ml, 10%/20ml, 10%/50ml, 25%/50ml and 20%/50ml (10g, from factor IV) products are currently approved and are commercially available.

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

We received the manufacturing approval certificate from CFDA for FVIII (200IU) in June 2012, obtained the GMP certification for our production facility of such product in October 2012 and commenced the commercial production shortly thereafter. We also received the manufacturing approval certificate from CFDA for FVIII (300IU) in July 2013 and commenced the commercial production in second half 2013. FVIII is widely used in the treatment of hemophilia A. In China, there is a large hemophilia patient population whose treatment requires lifelong medication. Currently, only three domestic companies produce plasma-based FVIII products. We plan to further expand our production for FVIII to capitalize on the market demand of coagulation products in China.

Our approved human albumin, immunoglobulin, and FVIII products all use human plasma as the primary raw material. All of our approved products are prescription medicines administered in the form of injections.

We have two product liability insurances covering Shandong Taibang’s and Guizhou Taibang’s products in the amount of RMB20 million (approximately $3,231,000) each. Since our establishment in 2002, there has not been any product liability claims nor has any legal action been filed against us by patients related to our products.

Raw Materials

Plasma

Plasma is the principal raw material for our biopharmaceutical products. As of December 31, 2013, we operate ten plasma stations through Shandong Taibang and two plasma stations through Guizhou Taibang. We believe that our plasma stations give us a stable source of plasma supply and control over product quality. Also, we believe that we have enjoyed benefits of economies of scale, including sharing certain administration and management expenses across our several plasma stations. We currently maintain sufficient plasma supply for approximately six months of production.

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

Our five largest suppliers in the aggregate accounted for approximately 39.3%, 38.0% and 52.7% of our total procurement for the years ended December 31, 2013, 2012 and 2011, respectively. We have not experienced any shortage of supply or significant quality issue with respect to any raw materials and packaging materials.

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

Sales, Marketing and Distribution

Because all of our products are prescription drugs, we can only sell to hospitals and inoculation centers directly or through approved distributors. For the years ended December 31, 2013, 2012 and 2011, direct sales to hospitals and inoculation centers represented approximately 66.8%, 66.4% and 62.8%, respectively, of our total sales. Our five largest customers in the aggregate accounted for approximately 11.0%, 10.8% and 13.2% of our total sales for the years ended December 31, 2013, 2012 and 2011, respectively. Our largest customer accounted for approximately 2.7%, 3.6% and 6.2% of our total sales for the years ended December 31, 2013, 2012 and 2011, respectively.

As part of our effort to ensure the quality of our distributors, we conduct due diligence to verify whether potential distributors have obtained necessary permits and licenses and facilities (such as cold storage) for the distribution of our biopharmaceutical products. We also assess a distributor’s financial condition before appointing it as our distributor. Certain of our regional distributors are appointed on an exclusive basis within a specified geographic territory. Our supply contracts set out the quantity and price of products to be supplied by us. For distributors, our contracts also contain guidelines for the sale and distribution of our products, including restrictions on the geographical territory in which the products may be sold. We provide our distributors with training in relation to our products and on sales techniques. We generally ask our distributors to pay in advance before we deliver products, with few exceptions for a credit period of no longer than 30 days. For hospitals and clinics, we generally grant a credit period of no longer than 90 days, with exceptions to certain high credit-worthy customers of up to 6 months. During 2013, we have not incurred any significant bad debts from our customers.

As of December 31, 2013, our largest geographic market is Shandong province, representing approximately 27.3%, 24.1% and 23.0% of our total sales for the years ended December 31, 2013, 2012 and 2011, respectively. Jiangsu is our second largest geographic market, representing 8.4%, 7.6% and 6.7% of our total sales for the years ended December 31, 2013, 2012 and 2011, respectively. In addition to Shandong and Guizhou provinces, we also have sales presence in 24 other provinces and four municipal cities.

Our marketing and after-sales services department currently employs 132 employees.

We believe that due to the nature of our products, the key factors of our competitiveness centers on product safety, brand recognition, timely availability and pricing. As all of our products are prescription medicines, we are not allowed to advertise our products in the mass media. For the years ended December 31, 2013, 2012 and 2011, total sales and marketing expenses amounted to approximately $10.6 million, $14.4 million and $14.6 million, respectively, representing approximately 5.2%, 7.8% and 9.5%, respectively, of our total sales.

Our Research and Development Efforts

Shandong Taibang and Guizhou Taibang each has its own research and development department (together, our “R&D Departments”). Our R&D Departments are equipped with specialized equipment including advanced testing and analytical equipment, such as atomic absorptimeter, fully automated blood coagulation analyzer, high performance liquid chromatograph, gas chromatograph, radioimmunoassay analyzer, ultraviolet-visible spectrophotometer, and protein chromatograph, most of which were imported from the U.S., Japan, Italy, Germany and Australia. All of our R&D researchers hold degrees in medicine, pharmacy, biology, biochemistry or other relevant field. Our R&D Departments are responsible for the development and registration of our products. We also cooperate with third-party biological research institutes in China to strengthen our R&D capacity.

We employ a market driven approach to initiate research and development projects, including both product and production technique development. We believe that the key to the industry developments revolves around (i) safety of products and (ii) maximizing the yield per unit volume of plasma. Our research and development efforts are focused around the following areas:

•	broaden the breadth and depth of our portfolio of plasma-based biopharmaceutical products;
•	enhance the yield per unit volume of plasma through new collection techniques;
•	maximize manufacturing efficiency and safety;
•	promote product safety through implementation of new technologies; and
•	refine production technology for existing products.

All the products we currently manufacture have been developed in-house. The following table outlines our research and development work in progress:

Products Currently in Development	Treatment/Use	Status of Product Development	Stage*
Human prothrombin complex concentrate	Used for the prophylaxis and treatment of bleeding in patients with single or multiple congenital deficiencies of factor II or X and in patients with single or multiple acquired prothrombin complex factor deficiency requiring partial or complete reversal.	Application made to the CFDA for official production permit and product certification. Commercial production expected in late 2014.	4
Human hepatitis B immunoglobulin (pH4) for intravenous injection	Prevention of measles and contagious hepatitis. When applied together with antibiotics, its curative effect on certain severe bacteria or virus infection may be improved.	Application made to the CFDA for official production permit and product certification. Commercial production expected in 2015.	4
Human fibrinogen	Treatment for lack of fibrinogen and increase human fibrinogen concentration.	Clinical trial program under CFDA review. Commercial production expected in 2016.	3
Varicella hyperimmune globulins	Used for treatment of eczema vaccinatum, vaccinia necrosum, and ocular vaccinia	Develop scope and technique for testing the new medicine.	1
Immune Globulin Intravenous (Human), Caprylate/Chromatography Purified & 20 nm virus filtration	Treatment for original immunoglobulin deficiency; secondary immunoglobulin deficiency and auto-immune deficiency diseases	Application made to the National Institutes for Food and Drug Control (“NIFDC”) for official virus inactivation. Approval of clinical trials expected in 2015.	1
Human Antithrombin III (concentration)	Treatment for (i) hereditary antithrombin III deficiency in connection with surgical or obstetrical procedures and (ii) thromboembolism	Pre-validation of viral inactivation and removal. Approval of clinical trials expected in 2015.	1

* These stages refer to the stages in the regulatory approval process for our products disclosed under the heading “Regulation” in this report.

For the years ended December 31, 2013, 2012 and 2011, total research and development expenses amounted to approximately $4.2 million, $3.0 million and $4.0 million, respectively, representing approximately 2.1%, 1.6% and 2.6%, respectively, of our total sales.

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

There are currently about 33 approved manufacturers of plasma-based pharmaceutical products in China. Many of these manufacturers are essentially producing the same type of products that we produce: human albumin and various types of immunoglobulin. However, due to Ministry of Health regulations, we believe that it is difficult for new manufacturers to enter into the industry. We believe that our major competitors in China are Hua Lan Biological Engineering, China National Biotec Group, Shanghai RAAS Blood Products Co., Ltd., Shanxi Kangbao Biological Product Co., Ltd., Sichuan Yuanda Shuyang Pharmaceutical Co and Jiangxi Boya Bio pharmaceutical Co., Ltd.

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

We believe that we continued to be one of the top ranked plasma-based biopharmaceutical companies in China in 2013 based on our analysis of plasma product approval announcement published by China National Institute for the Control of Pharmaceutical and Biological Products throughout the year. To solidify our market position, we have also expanded our product portfolio to include FVIII in 2012. We received the manufacturing approval certificate and the GMP certification for production facility from CFDA for FVIII in 2012. We also have obtained the manufacturing approval certificate for human prothrombin complex concentrate (“PCC”) in July 2013, and expect to obtain the GMP certification for the production facility of PCC in 2014.

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

Our Intellectual Property

We have 42 registered patents and four pending patent applications in the PRC for certain manufacturing processes and packing designs as of December 31, 2013. We also have one registered Trademark “CTBB” in the PRC.

In addition, we have registered the following domain names: www.chinabiologic.com, www.ctbb.com.cn and www.taibanggz.com.

Regulation

This section summarizes the major PRC regulations relating to our business.

Due to the nature of our products, we are supervised by various levels of the PRC Ministry of Health and/or CFDA. Such supervision includes the safety standards regulating our raw material supplies (mainly plasma), our manufacturing process and our finished products.

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

Set out below are some of the safety features at China’s plasma stations:

•	Plasma stations can only source plasma from donors within the assigned district approved by the provincial health authorities.

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

•
All plasma stations are subject to the regulations on the prevention of communicable diseases. They must strictly adhere to the sanitary requirements and reporting procedures in the event of an epidemic situation.

The operation of plasma collection stations is subject to stringent regulations by the PRC government. We estimated that there are approximately 150 plasma stations in operation in China as of December 31, 2013.

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

•	Factor IX concentrate;

•	Human fibrinogen;

•	Platelet concentrate;

•	Human prothrombin complex; and

•	Whole blood or blood components.

Production of Plasma-based Products

The manufacture and sale of plasma-based biopharmaceutical products are subject to stringent regulations by the PRC government. Under PRC law, each variation in the packaging, dosage and concentration of medical products requires separate registration and approval by the CFDA before it may be commercially available for sale. For example, among our human albumin products, only human albumin 20%/10ml, 20%/25ml, 20%/50ml, 10%/100ml, 10%/20ml, 10%/50ml, 25%/50ml and 20%/50ml (10g, from factor IV) products are currently approved and are commercially available. All references, in this report, to our manufacture and sale of human albumin relate to our approved human albumin products.

The table below shows the PRC approval process for the manufacture and sale of new medicines:

Stage		Activities

1	Pre-clinical Research	The pre-clinical research stage mainly involves the following steps:

		•	Initiate the research project, study the project feasibility and develop a plan for testing and producing the new medicine;

		•	Develop the scope and the techniques for testing the new medicine in the laboratory;

		•	Develop laboratory-scale manufacturing process for the new medicine;

		•	Develop the manufacturing process for the new medicine on an expanded basis in the workshop;

•
Develop the virus inactivation process/techniques, engage qualified institution to assess the virus inactivation process/techniques, and report the related documents to the related government authority for re-assessment.

2	Clinical trial application	The clinical trial application stage mainly involves the following steps:

•
Submit required sample products and documents to the Provincial Food and Drug Administration (“PFDA”). PFDA will perform an on-site examination on the documents and equipment, and then transfer all the required materials to the China Food and Drug Administration (“CFDA”), who will further review the documents and test the sample products;

		•	Submit a draft clinical trial program to CFDA for the application of the clinical trial;

		•	Approval of the clinical trial.

3	Clinical trials	Clinical trials range from Phase I to IV:

•
Phase I: preliminary trial of clinical pharmacology and human safety evaluation studies. The primary objective is to observe the pharmacokinetics and the tolerance level of the human body to the new medicine as a basis for ascertaining the appropriate delivery methods or dosage.

•
Phase II: preliminary exploration on the therapeutic efficacy. The purpose is to assess preliminarily the efficacy and safety of the new medicine on patients and to provide the basis for designing dosage tests in phase III.

•
Phase III: confirm the therapeutic efficacy. The objective is to further verify the efficacy and safety of the new medicine on patients, to evaluate the benefits and risks and finally to provide sufficient experimental evidence to support the registration application of the new medicine.

•
Phase VI: application research conducted after the launch of a new medicine. The objective is to observe the efficacy and adverse reaction of the new medicine under extensive use, to perform an evaluation of the benefits and risks of the application among ordinary or special group of patients, and to ascertain and optimize the appropriate dosage and formula for application.

4	Registration	The registration stage mainly involves the following steps:

		•	Submit documents related to pre-clinical and clinical trials to PFDA, which will perform on-site inspection on the clinical trials and then transfer the related documents to CFDA for further review;

		•	On-site inspection by CFDA on three consecutive sample productions at the production facilities;

		•	Grant of the manufacturing approval certificate following the public notification period;

		•	Grant of GMP certificate following the public notification period.

New GMP Standard

All of our production facilities are required to obtain GMP certificates for their pharmaceutical production activities. In February 2011, CFDA enacted the New GMP Standard, which has significantly increased standards for quality control, documentation, and overall manufacturing processes of blood products, vaccines, injections and other sterile pharmaceutical products. The New GMP Standard, among others, requires us to maintain and operate a comprehensive and effective product quality control system throughout the production process. In addition, it imposes higher standards for our production facility. The New GMP Standard has become applicable to all of our production facilities at the end of 2013. After respective upgrades on this production facilities, Shandong Taibang obtained the renewed GMP certificate in June 2013, and Guizhou Taibang expects to obtain the renewed GMP certificate in April 2014 following the on-site inspection conducted by CFDA in January 2014. See Item 1A “Risk Factors – Risk related to our business – One of our production facilities has suspended production for technical upgrade and is awaiting the renewed GMP certificate. We may not be able to carry on our business if we lose any of the permits and licenses required by the PRC government in order to carry on our business.”

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

In addition, under the EIT law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates, which was issued on January 29, 2008, the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Treaty, which became effective on December 8, 2006, and the Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, which became effective on October 27, 2009, dividends from our PRC subsidiary, Taibang Biotech, paid to us through our Hong Kong subsidiary, Taibang Holdings, may be subject to a withholding tax at a rate of 10%, or at a rate of 5% if Taibang Holdings is considered a “beneficial owner” that is generally engaged in substantial business activities in Hong Kong and entitled to treaty benefits under the Double Taxation Treaty.

Our Employees

As of December 31, 2013, we employed 1,533 full-time employees, of which approximately 66 were seconded to us by the Shandong Institute.

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

We currently source plasma from human donations to our plasma stations in Shandong, Guangxi and Guizhou Provinces. If any of our human donors is infected with diseases, then the plasma from such donor may be infected. Although we pre-screen all donors in order to ensure that they are not infected with HIV and Hepatitis C and have not contracted liver disease, technical limitation and human errors in the screening test may fail to identify and exclude from our supply the plasma from infected donors. If such contaminated plasma is not appropriately screened out, our entire plasma source for the relevant plasma station may become contaminated. If the plasma from our collection is found to be contaminated, we could be subject to civil liability from suits brought by consumers. Further, we may lose our registration and incur criminal liability if we are found by the government to have been criminally negligent. If this occurs, our business, prospects, results of operations and financial condition will be materially and adversely affected.

If our supply of quality plasma is interrupted, our results of operations and profitability will be adversely affected.

The production of plasma-based biopharmaceutical products relies on the supply of plasma of suitable quality. For the years ended December 31, 2013, 2012 and 2011, the cost of plasma used by us for production accounted for approximately 74%, 74% and 67%, respectively, of total production cost. The supply and market prices of plasma may be adversely affected by factors such as regulatory restrictions, living standard or outbreak of diseases which would impact our costs of production. We may not be able to pass on any resulting increase in costs to our customers and therefore any substantial fluctuation in supply or market prices of plasma may adversely affect our results of operations and profitability.

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

One of our production facilities has suspended production for technical upgrade and is awaiting the renewed GMP certificate. We may not be able to carry on our business if we lose any of the permits and licenses required by the PRC government in order to carry on our business.

All pharmaceutical manufacturing and distribution enterprises in the PRC are required to obtain from various PRC governmental authorities certain permits and licenses, including, in the case of manufacturing enterprises, pharmaceutical manufacturing permit and GMP certificate and, in the case of distribution enterprises, pharmaceutical distribution permit.

All of our production facilities are required to obtain GMP certificates for their pharmaceutical production activities. In February 2011, CFDA enacted the New GMP Standard, which has significantly increased standards for quality control, documentation, and overall manufacturing processes. The New GMP Standard has become applicable to all of our production facilities at the end of 2013. In order for us to meet the New GMP Standard, we have upgraded the related production facilities in Shandong Taibang and Guizhou Taibang. Shandong Taibang obtained the renewed GMP certificate in June 2013. Guizhou Taibang suspended production since June 2013 to upgrade its plasma production facility. In January 2014, the upgrade was completed and the CFDA conducted on-site inspection on the upgraded plasma production facility. Guizhou Taibang expects to obtain the renewed GMP certificate and resume production of plasma-based products in April 2014. We cannot assure you, however, that Guizhou Taibang will not experience any delay in obtaining renewed GMP certificate. If this occurs, our business, financial conditions and results of operation may be materially and adversely affected.

Moreover, Huitian has suspended its production since the end of 2013 and is constructing a new production facility to meet the New GMP Standard. The suspension of Huitian’s production may have a negative effect on its business operation and profitability, which may in turn affect our income derived from our minority investment in Huitian and materially and adversely affect our business, financial condition and results of operations.

Other than discussed above, we have obtained permits and licenses and the GMP certificates, required for the manufacturing and sales of our pharmaceutical products. Our permits and licenses are subject to periodic renewal and/or reassessment by the relevant PRC governmental authorities, and the standards of compliance required in relation thereto may from time to time be subject to changes. We intend to apply for the renewal of such permits and licenses when required by applicable laws and regulations. However, there is no guarantee that we may renew such permits and licenses in a timely manner, or at all. If this happens, our business, prospects, financial conditions and results of operation may be materially and adversely affected.

In addition, any changes in compliance standards, or any new laws or regulations that may prohibit or render it more restrictive for us to conduct our business or increase our compliance costs may adversely affect our operations or profitability. For example, we expect our on-going compliance cost to increase under the New GMP Standard as compared to the former GMP standard. As a result, our business and financial condition may be materially and adversely affected.

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

We currently operate ten plasma collection stations through Shandong Taibang and two plasma stations through Guizhou Taibang. Huitian, our minority owned subsidiary, operates three plasma stations in Shaanxi province. To ensure our development, we are seeking opportunities to build more plasma stations and expect to start operating one additional plasma station through Shandong Taibang by the end of 2014. While we monitor our plasma intake procedures through frequent unscheduled inspections of our stations, there remain risks that our plasma stations may fail to comply with hygiene and procedure requirements in plasma screening, collection, storage and tracking. If we fail to comply with any of these requirements, we may lose our plasma collection permits or even incur criminal liability if we are found by the government to have been criminally negligent. In the case of plasma contamination, we may also be subject to civil liability from suits brought by consumers. In addition, failure to comply with hygiene and procedure requirements may cause harm to donors, including contracting disease from other donors. Any such incident may subject us to government sanctions, civil or criminal liabilities. If this occurs, our business operation, reputation and prospects may be materially and adversely affected.

Our operations, sales, profit and cash flow will be adversely affected if our plasma-based biopharmaceutical products fail to pass inspection in a timely manner.

Each batch of our plasma-based biopharmaceutical products requires inspection by Chinese government regulators before we can ship it to our customers. The CFDA has a quality standard which considers, among other things, the appearance, packing capacity, thermal stability, pH value, protein content and percentage of purity of the product. We must strictly comply with relevant rules and regulations in our whole production procedures including plasma collection, delivery, production and packaging. For example, in order to pass inspection, our plasma must be tested negative for any blood irregularities, including Hepatitis C, HIV and liver disease. The plasma must be packaged in 25 to 30 separate 600g bags in each box and each bag must be labeled with a computer-generated tracking code. The plasma must be stored at -20°C as soon as possible after collection to ensure that it will congeal within 6 hours. Government regulators usually take more than one month to inspect a batch of plasma products. The process begins when the regulator randomly selects samples of our products and delivers them to the National Institute for the Control of Pharmaceutical and Biological Products, or the NICBPB, for testing, and the process ends when the products are given final approval by the NICBPB. In the event that the regulators delay the approval of or reject our products, change the requirements in such a way that we are unable to comply with those requirements, our operations, sales, profit and cash flow will be adversely affected.

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

As is customary in our industry, we extend relatively long payment terms (up to six months) to customers that we believe are credit worthy. Our accounts receivable, net of our allowance for doubtful accounts as of December 31, 2013, 2012 and 2011 was $17,270,132, $11,206,244 and $16,757,368, respectively. Almost all of our accounts receivables are due from hospitals and clinics. Although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flow.

We rely on a Secondment Agreement with the Shandong Institute, which is expected to terminate upon the future privatization of the Shandong Institute, for certain of our employees. If the Secondment Agreement is breached or terminated, it could have an adverse effect on our operations and on our financial results.

The Shandong Institute has provided us with approximately 66 of our employees, including certain key management personnel, out of our total of approximately 1,533 employees, pursuant to a secondment agreement, or Secondment Agreement, dated October 28, 2002, between Shandong Taibang and the Shandong Institute. Pursuant to the Secondment Agreement, we are responsible for the salaries of these employees, as well as for their social benefits such as insurance. Our Secondment Agreement with the Shandong Institute will expire on the sooner to occur of October 2032 or upon the privatization of the Shandong Institute, which was originally expected to occur before the end of 2008. However, the completion of privatization of Shandong Institute has been delayed indefinitely due to delay by the Shandong Ministry of Health in implementing the privatization plan. Upon expiration or termination of the Secondment Agreement, we plan to hire the seconded employees directly. However, we cannot be sure that all of the employees will accept our employment offers at that time. Guangli Pang, Shandong Taibang’s Chief Executive Officer is employed through the Secondment Agreement. Although none of our seconded employees have indicated that they do not plan to continue working for our Company after the privatization, if the Secondment Agreement is terminated or expires and we are unable to hire those employees or replacement employees on time, our operations, as well as our financial results, may be materially and adversely affected.

If the distributors on whom we rely do not purchase our products, our business and results of operations will be adversely affected.

We sell a third of our products in China through our network of about 208 distributors located in about 25 provinces and four municipal cities throughout China. While we have established working relationships with many of our distributors and strictly regulate their sales and marketing activities by annual distribution agreements, there are no restrictions in these distribution agreements preventing our distributors from also sourcing products produced by our competitors. Our own marketing and sales staff work to develop and maintain relationships with our distributors, but there can be no assurance that we will be able to maintain such relationships. For the years ended December 31, 2013, 2012 and 2011, sales to distributors represented approximately 33.2%, 33.6% and 37.2%, respectively, of our total revenues. If a number of our distributors cease to purchase our products and we are unable to find suitable replacements, our business and results of operations will be materially and adversely affected.

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

As of December 31, 2013, we own 42 registered patents and have four pending patent applications in the PRC for certain manufacturing processes and packaging designs. The patent application will be subject to approval from the relevant PRC authorities. We may not be able to successfully obtain the approval of the PRC authorities for our patent applications. We also have one trademark “CTBB” registered in the PRC.

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

Finally, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, and profitably exploit our products.

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

A report of our management and attestation by our independent registered public accounting firm is included under Item 9A of this report. Our management has concluded that our internal controls over financial reporting as of December 31, 2013 were effective. We have in the past and may in the future discover material weakness in our internal controls. For example, we identified material weaknesses related to review controls on the accounting for income taxes and derivative instrument valuation as described under Item 9A of our annual report in form 10-K for fiscal year ended December 31, 2010, which were subsequently remediated in fiscal year 2011 as described under Item 9A of our annual report in form 10-K for the year ended December 31, 2011. However, there is no guarantee that these remedies will continue to be effective. Failure to achieve and maintain an effective internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial and other information pursuant to the reporting obligations we have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. This could reduce investors’ confidence in our reported financial information, which in turn could result in lawsuits being filed against us by our stockholders, otherwise harm our reputation or negatively impact the trading price of our common stock.

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

Currently, some of our raw materials and major equipment are imported. In addition, we have interest expenses for our U.S. dollar denominated loans. In the event that the U.S. dollars appreciate against RMB, our costs will increase. If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will suffer. In addition, if our sales to international customers grow, we will be increasingly subject to the risk of foreign currency depreciation.

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

In August 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors (“Circular 10”), which became effective in September 2006. This regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, Circular 10 will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with Circular 10 is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to Circular 10, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

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

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. Finally, if we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax. We are actively monitoring the possibility of “resident enterprise” treatment for the 2013 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

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

We are subject to the Foreign Corrupt Practice Act (the “FCPA”) and other U.S. laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the relevant statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. PRC anti-corruption laws also strictly prohibit bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Particularly, most of the hospitals and inoculation centers in China are state-owned entities, which employees may be recognized as foreign government officials for the purpose of FCPA. Therefore, any payments, expensive gifts or other benefits provided to an employee of the state-owned hospital or inoculation center may be deemed violation of FCPA. Violations of the FCPA or PRC anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, prospects, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

The Chinese member firm of the KPMG network, of which our independent registered public accounting firm is also a member, may be temporarily suspended from practicing before the SEC. If a delay in completion of our audit process occurs as a result, we could be unable to timely file certain reports with the SEC, which may lead to the delisting of our stock.

In the year ended December 31, 2013, the majority of our sales were to customers in China, and we have all of our operations in China. Certain of our independent registered public accounting firm’s audit documentation related to their audit reports included in this Report are located in China, and certain audit procedures take place within China’s borders. The Public Company Accounting Oversight Board (“PCAOB”) is currently unable to conduct inspections in China or review audit documentation located within China without the approval of Chinese authorities. Like many U.S. companies with significant operations in China, our independent registered public accounting firm may rely on a Chinese member firm for assistance in completing the audit work associated with our operations in China.

On January 22, 2014, Judge Cameron Elliot, an SEC administrative law judge, issued an initial decision suspending the Chinese member firms of the “Big Four” accounting firms, among others, from practicing before the SEC for six months as a result of their failure to provide certain including KPMG documents to the SEC because to do so would violate Chinese law. The decision is not yet effective and will only become effective when and if the SEC endorses it. If the decision goes into effect, the work of our auditors could be delayed and it will be difficult for us to engage qualified independent auditors.

A delay in completion of the audit process could delay the timely filing of our quarterly or annual reports with the SEC. A delinquency in our filings with the SEC may result in Nasdaq initiating delisting procedures, which could have a material adverse effect on our results of operation and financial condition.

Our independent registered public accounting firm’s audit documentation related to their audit reports included in our annual report may include audit documentation located in the Peoples’ Republic of China. PCAOB currently cannot inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm issued an audit opinion on the financial statements included in our annual report filed with SEC. As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, the significant portion of the audit conducted in China and the relevant work papers located in China are not currently inspected by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CBPO.” The trading market in our common stock has been substantially less liquid than the average trading market for companies trading on the NASDAQ Stock Market. Reported average daily trading volume in our common stock for the three months immediately prior to March 1, 2014, was approximately 23,211 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include, among others:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	speculation about our business in the press or the investment community;
•	significant developments relating to our relationships with our customers or suppliers;
•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the our industry;
•	customer demand for our products;
•	investor perceptions of the our industry in general and our company in particular;
•	the operating and stock performance of comparable companies;
•	general economic conditions and trends;
•	major catastrophic events;
•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
•	changes in accounting standards, policies, guidance, interpretation or principles;
•	loss of external funding sources;
•	sales of our common stock, including sales by our directors, officers or significant stockholders;
•	additions or departures of key personnel; and
•	investor perception of litigation, investigation or other legal proceedings involving certain of our individual shareholders or their family members.

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

These provisions include, among others:

•	the right of our Board to issue preferred stock without stockholder approval;
•	a Board of Directors that is divided into three classes with staggered terms;
•	elimination of the right of our stockholders to act by written consent;
•	prohibiting stockholders from calling a special meeting of the stockholders;
•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; and
•	requiring super majority stockholder vote to amend certain provisions of the amended and restated certificate of incorporation and bylaws.

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

In July 2003, Shandong Taibang obtained certain land use rights of 43,663 square meters from the Tai’an municipal government consisting of manufacturing facilities, warehouses and office buildings in Tai’an City, Shandong Province. Shandong Taibang is required to make payments totaling approximately $22,035 (RMB138,848) per year to Shandong Institute, for 50 year or until the Shandong Institute completes its privatization process. We recorded “land use rights” asset and a corresponding liability, “other payable – land use rights”, at the inception of the transaction determined using present value of annual payments over 50 years.

In December 2013, Shandong Taibang obtained land use rights for a parcel of land totaling 25,275 square meters in the Tai’an city, Shandong province from the Tai’an municipal government and is in the process of applying for land use rights for additional parcels of land. Shandong Taibang plans to use this parcel of land to build a new production facility, before the current GMP for the production facility of Shandong Taibang expires in mid 2018.

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

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital injection with the local Administration for Industry and Commerce, or AIC, pursuant to the Equity Purchase Agreement, and such request was approved by the majority shareholders of Guizhou Taibang in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request, pending the outcome of the ongoing litigation. In March 2012, the Company received a subpoena that Jie’an brought suit in the People’s Court of Huaxi District, Guizhou Province, against Guizhou Taibang, alleging Guizhou Taibang’s withholding of its request. Jie’an requested that Guizhou Taibang register its 1.8 million shares of capital injection, pay dividends associated with these shares, as well as the related interest and penalty from May 2007 to December 2011 amounting to $3,967,500 (or RMB25,000,000) in aggregate, and return the over-paid subscription of $228,528 (or RMB1,440,000), as well as the interest and penalty, amounting to $1,587,000 (or RMB10,000,000) in aggregate. The People’s Court of Huaxi District, Guizhou Province, has accepted Jie’an’s suit. In May 2012, Guizhou Taibang was informed by the court that the case was postponed upon the request from Jie’an.

In December 2013, Jie’an brought suit again in the People’s Court of Huaxi District, Guizhou Province, against Guizhou Taibang, again alleging Guizhou Taibang’s withholding of its request. The People’s Court of Huaxi District, Guizhou Province, has accepted Jie’an’s suit and heard the case on February 26, 2014. The Company is awaiting the judgment as of the date of this report. If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated below, the Company does not expect Jie’an to prevail. As of December 31, 2013, the Company had recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $825,048) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $235,728) for the over-paid subscription and RMB2,937,473 (approximately $480,864) for the accrued interest.

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

In October, 2010, the High Court of Guizhou ruled in favor of the Company and denied the strategic investors’ right as shareholders of Guizhou Taibang, as well as their entitlement to the dividends. In light of the Guizhou ruling, the Company returned the proceeds of $1,699,040 (or RMB11,200,000) to one of the strategic investors in November 2010. In October 2010, the other strategic investors appealed to the PRC Supreme Court in Beijing on the ruling of the High Court of Guizhou. The PRC Supreme Court overruled the decision of the High Court of Guizhou and remanded the case to the High Court of Guizhou for retrial. In January 2012, the strategic investors re-filed their case to the High Court of Guizhou requesting, in addition to the share distribution, the distribution of dividends and interest in the amount of RMB18,349,345 (approximately $2,990,943) and RMB2,847,000 (approximately $464,061), respectively. In December 2012, the High Court of Guizhou affirmed the judgment against the strategic investors. In January 2013, the strategic investors appealed to the PRC Supreme Court on the ruling again and the appeal was accepted.

In September 2013, the PRC Supreme Court made the final judgment against the strategic investors and denied the strategic investors’ right as shareholders of Guizhou Taibang and their claim for the related dividend distribution. In November 2013, the strategic investors appealed to the PRC Supreme Court on the judgment and was rejected by the PRC Supreme Court on January 17, 2014. As of December 31, 2013, Guizhou Taibang has made provision for the strategic investors’ initial fund along with RMB17,174,807 (approximately $2,811,516) in accrued interest, and RMB509,600 (approximately $83,422) for the 1% penalty imposed by the agreement for any breach in the event that Guizhou Taibang is required to return their original investment amount to the strategic investors.

In April 2013, the Company countersued the strategic investors in the Intermediate Court of Guiyang City alleging their breach of the Security Law in the PRC and requested a damage of $6,064,800 (or RMB38,000,000) for the related expenses and losses, and Guizhou Intermediate Court accepted the case. The Company is awaiting the hearing of the above case as of the date of this report.

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

	Closing Prices(1)
	High	Low
	USD	USD
Year Ended December 31, 2013
1st Quarter	28.93	14.71
2nd Quarter	27.67	21.35
3rd Quarter	29.21	23.08
4th Quarter	30.30	26.76

Year Ended December 31, 2012
1st Quarter	10.78	8.44
2nd Quarter	10.16	7.90
3rd Quarter	11.00	8.85
4th Quarter	16.85	9.41

(1)	The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 12, 2014, there were approximately 443 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of December 31, 2013 for each category of our equity compensation plan:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a) (1)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	1,882,376	$9.98	1,752,125
Total	1,882,376	$9.98	1,752,125

(1)	Excludes shares of restricted stock granted pursuant to our 2008 Equity Incentive Plan. The 362,750 shares of unvested restricted stock at December 31, 2013 are issuable without the payment of any cash consideration by the grantee.

Effective May 9, 2008, our Board of Directors adopted the China Biologic Products, Inc. 2008 Equity Incentive Plan, or the 2008 Plan. The 2008 Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of five million shares of our common stock may be issued pursuant to the 2008 Plan. The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than the fair market value per share on the grant date, except that, in the case of an incentive stock option granted to a person who holds more than 10% of the total combined voting power of all classes of our stock or any of our subsidiaries, the exercise price will be no less than 110% of the fair market value per share on the grant date. As of December 31, 2013, 362,750 shares of restricted stock and option to purchase 1,882,376 share of our common stock are outstanding. No awards may be granted under the 2008 Plan after May 9, 2018, except that any award granted before then may extend beyond that date.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2013 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2013 fiscal year.

Purchases of Equity Securities

On August 2, 2013, we entered into a repurchase agreement with Ms. Lin Ling Li, an individual shareholder of our Company, and her spouse, pursuant to which we repurchased 1,479,704 shares of common stock held by Ms. Li for a consideration of US$29,594,080. The transaction was completed on August 8, 2013.

On January 27, 2014, we entered into a repurchase agreement with Ms. Siu Ling Chan, an individual shareholder of our Company, and her spouse, pursuant to which we repurchased 2,500,000 shares of common stock held by Ms. Chan for a consideration of $70,000,000. The transaction was completed on February 27, 2014.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected consolidated statement of comprehensive income data for the years ended December 31, 2013, 2012 and 2011 and the selected balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2010 and 2009 and the selected balance sheet data as of December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements not included in this report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2013	2012	2011	2010	2009
	USD	USD	USD	USD	USD
Revenues	203,356,856	184,813,495	153,092,289	139,695,417	118,998,155
Income From Operations	86,932,518	74,489,160	32,217,468	68,568,299	60,477,367
Net Income attributable to China Biologic Products, Inc.	54,601,551	45,222,189	18,181,710	31,542,883	2,208,126
Total Assets	403,781,207	311,047,150	248,892,575	220,921,794	172,611,483
Total Current Liabilities	63,438,700	47,719,092	67,822,285	71,445,819	51,118,179
Total Long Term Liabilities	36,372,898	5,908,894	2,029,249	4,431,842	37,350,149
Total Stockholders' equity attributable to China Biologic Products, Inc.	237,691,563	195,469,716	135,512,364	99,199,796	49,696,661
Total Equity	303,969,609	257,419,164	179,041,041	145,044,133	84,143,155
Capital Stock (excluding long term debt)	2,734	2,663	2,560	2,435	2,305
Number of Shares Issued	27,341,744	26,629,615	25,601,125	24,351,125	23,056,442
Number of Shares Outstanding	25,862,040	26,629,615	25,601,125	24,351,125	23,056,442
Net Income Per Share
Basic	2.05	1.73	0.73	1.34	0.10
Diluted	1.96	1.62	0.37	1.30	0.10

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

Our principal products are human albumin and immunoglobulin products. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. Immunoglobulin is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as the principal raw material. Human albumin and human immunoglobulin for intravenous injection, or IVIG products, are our top-selling products. Sales of human albumin products represented approximately 44.1%, 44.6% and 54.5% of our total sales for each of the years ended December 31, 2013, 2012 and 2011, respectively. Sales of IVIG products represented approximately 38.0%, 39.0% and 32.3% of our total sales for each of the years ended December 31, 2013, 2012 and 2011, respectively. All of our products are prescription medicines administered in the form of injections.

We sell our products primarily to hospitals and inoculation centers in the PRC directly or through approved distributors. We usually sign short-term contracts with customers and therefore our largest customers have changed over the years. For the years ended December 31, 2013, 2012 and 2011, our top 5 customers accounted for approximately 11.0%, 10.8% and 13.2%, respectively, of our total sales. As we continue to diversify our geographic presence, customer base and product mix, we expect that our largest customers will continue to change from year to year.

We operate and manage our business as a single segment. We do not account for the results of our operations on a geographic or other basis.

Recent Development

In January 2013, Shandong Taibang established a wholly-owned subsidiary, Cao Xian Plasma Company, to operate a plasma collection station in Shandong Province. Cao Xian Plasma Company obtained the operating permits on April 1, 2013 and commenced plasma collection thereafter.

On June 28, 2013, Shandong Taibang obtained the renewed Good Manufacturing Practice (“GMP”) certification from the China Food and Drug Administration (“CFDA”) in respect of its plasma production facility. In order to expand its production capacity, Shandong Taibang plans to construct a new production facility located in Tai’an City, Shandong Province. Shandong Taibang has been in the process of applying for the land use rights for this new facility with local government and expects to commence the construction of such facility in 2015.

In July 2013, Guizhou Taibang obtained the manufacturing approval certificate from CFDA for PCC. Guizhou Taibang expects to obtain the GMP certification for the production facility of PCC from CFDA in April 2014 and commence commercial production thereafter.

In July 2013, Shandong Taibang obtained the manufacturing approval certificate from CFDA for human coagulation factor VIII (300IU) and commenced the commercial production in late 2013.

In November 2013, Guizhou Taibang completed the GMP upgrade of its placenta polypeptide production facility. In December 2013, the CFDA conducted an on-site inspection on the polypeptide production facility.In January 2014,Guizhou Taibang obtained the GMP certification from CFDA for the polypeptide production facility.

In June 2013, we suspended the plasma production and commenced a comprehensive upgrade to our Guizhou Taibang’s plasma production facility.  In January 2014, the upgrade was completed and the CFDA conducted an on-site inspection on the upgraded plasma production facility.  Guizhou Taibang expects to obtain the GMP certification and resume commercial production at such production facility in April 2014.

Financial Performance Highlights

The following are some financial highlights for the fiscal year ended December 31, 2013:

•	Sales: Sales increased by $18,543,361, or 10.0%, to $203,356,856 for the year ended December 31, 2013, from $184,813,495 for the year ended December 31, 2012.

•
Gross Profit: Gross profit increased by $11,895,206, or 9.4%, to $137,872,703 for the year ended December 31, 2013, from $125,977,497 for the year ended December 31, 2012. As a percentage of sales, gross profit remained relatively stable at 67.8% and 68.2% in 2013 and 2012, respectively.

•	Income from operations: Income from operations increased by $12,443,358, or 16.7%, to $86,932,518 for the year ended December 31, 2013, from $74,489,160 for the year ended December 31, 2012.

•
Net income attributable to Company: Net income attributable to Company increased by $9,379,362, or 20.7%, to $54,601,551 for the year ended December 31, 2013, from $45,222,189 for the year ended December 31, 2012.

•	Fully diluted net income per share: Fully diluted net income per share was $1.96 for the year ended December 31, 2013, as compared to $1.62 for the year ended December 31, 2012.

Principal Factors Affecting our Financial Performance

The following are key factors that affect our financial condition and results of operations and we believe them to be important to the understanding of our business:

Raw Material Supply and Prices

The primary raw material used in the production of our albumin and immunoglobulin products is human plasma. The collection of human plasma in China is generally influenced by a number of factors such as government regulations, geographical locations of plasma collection stations, sanitary conditions of plasma stations, living standards of the donors, and cultural and religious beliefs. If we experience any shortage of plasma supply, we may not be able to fully utilize our production capacity. As of December 31, 2013, we operate ten plasma collection stations through Shandong Taibang and two plasma stations through Guizhou Taibang. These plasma stations provide us with a stable source of plasma supply. Due to current market conditions, we have generally been able to pass substantially all cost increases in recent years on to our customers.

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

As of December 31, 2013, the combined production capacity of Shandong Taibang and Guizhou Taibang was 1,100 metric tons per annum. We estimate that the production capacity of our major competitors ranges from 300 tons to 1,000 tons per annum. We suspended the plasma production at Guizhou Taibang and commenced a comprehensive upgrade to our Guizhou Taibang’s plasma production facility in June 2013. We expect to obtain GMP certificate for the upgraded facility and resume commercial production in April 2014. As the result, our total production capacity was reduced in 2013, and we expect such capacity reduction to continue until we obtain the GMP certification.

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

Taxation

China Biologic is subject to United States tax at gradual rates of up to 35%. No provision for income taxes in the United States has been made as China Biologic has no taxable income.

Taibang Biological was incorporated in the BVI, but is not subject to taxation in that jurisdiction.

Taibang Holdings was incorporated in Hong Kong and under the current laws of Hong Kong, are subject to a Profits Tax of 16.5% on profits arising in Hong Kong. However, no provision for Hong Kong Profits Tax has been made as Taibang Holdings has no taxable income.

According to the PRC’s central government policy, new or high technology companies will enjoy preferential tax treatment of 15%, instead of 25% under the EIT Law. In February 2009, Shandong Taibang was recognized by the Chinese government as a “High and New Technology Enterprise” (“HNTE”) under the EIT law, which entitled it to the preferential income tax rate of 15% from 2008 to 2010. In 2011, Shandong Taibang renewed its HNTE qualification, which entitled it to the preferential income tax rate of 15% from 2011 to 2013. Shandong Taibang will re-apply for the HNTE qualification in the second half of 2014 and expects to continue enjoying the preferential income tax rate of 15% for three years starting from 2014. According to CaiShui [2011] No. 58 dated July 27, 2011, Guizhou Taibang, being a qualified enterprise located in the western region of PRC, enjoys a preferential income tax rate of 15% effective retroactively from January 1, 2011 to December 31, 2020. See Item 1 “Business – Regulation – Taxation” for a detailed description of the EIT Law and tax regulations applicable to our PRC subsidiaries. All other subsidiaries of the Company are subjected to the regular rate of 25% for income tax.

Results of Operations

The following table sets forth a summary of our consolidated statements of comprehensive income for the periods indicated. Our historical results presented below are not necessarily indicative of the results that may be expected for any other future period.

	Year Ended December 31,
	2013		2012		2011
	$	% of Total Sales	$	% of Total Sales	$	% of Total Sales
SALES	203,356,856	100.0	184,813,495	100.0	153,092,289	100.0
COST OF SALES	65,484,153	32.2	58,835,998	31.8	46,017,661	30.1
GROSS MARGIN	137,872,703	67.8	125,977,497	68.2	107,074,628	69.9
OPERATING EXPENSES:
Selling expenses	10,643,149	5.2	14,421,258	7.8	14,595,794	9.5
General and administrative expenses	36,073,871	17.7	34,034,360	18.4	31,519,824	20.6
Research and development expenses	4,223,165	2.1	3,032,719	1.6	3,978,233	2.6
Impairment loss of goodwill	-	-	-	-	18,160,281	11.9
Loss on abandonment and write off of long-lived assets	-	-	-	-	6,603,028	4.3
Total operating expenses	50,940,185	25.0	51,488,337	27.9	74,857,160	48.9
INCOME FROM OPERATIONS	86,932,518	42.7	74,489,160	40.3	32,217,468	21.0
OTHER INCOME (EXPENSES):
Equity in income of equity method investee	2,170,473	1.1	2,665,881	1.4	1,858,171	1.2
Change in fair value of derivative liabilities	-	-	1,769,140	1.0	11,974,834	7.8
Interest expense	(1,134,952)	(0.6)	(1,269,850)	(0.7)	(4,670,606)	(3.1)
Interest income	4,433,326	2.2	2,910,297	1.6	1,356,950	0.9
Other income (expenses), net	-	-	570,511	0.3	(453,949)	(0.3)
Total other income, net	5,468,847	2.7	6,645,979	3.6	10,065,400	6.6
EARNINGS BEFORE INCOME TAX EXPENSE	92,401,365	45.4	81,135,139	43.9	42,282,868	27.6
INCOME TAX EXPENSE	15,540,301	7.6	15,163,147	8.2	10,899,513	7.1
NET INCOME	76,861,064	37.8	65,971,992	35.7	31,383,355	20.5
Less: Net income attributable to non-controlling interest	22,259,513	10.9	20,749,803	11.2	13,201,645	8.6
NET INCOME ATTRIBUTABLE TO COMPANY	54,601,551	26.9	45,222,189	24.5	18,181,710	11.9
NET INCOME PER SHARE OF COMMON STOCK
BASIC	2.05		1.73		0.73
DILUTED	1.96		1.62		0.37

Comparison of Fiscal Years Ended December 31, 2013 and 2012

Sales

Our total sales increased by 10.0%, or $18,543,361, to $203,356,856 for the year ended December 31, 2013, compared to $184,813,495 for the year ended December 31, 2012. The increase in sales during 2013 was primarily attributable to a mix of price and volume increases in certain of our plasma based products. In addition, foreign exchange translation accounted for 2.0% of the sales increase.

The following table summarizes the breakdown of sales by major types of products:

	For the Years Ended December 31,				Change
	2013		2012
	$	%	$	%	Amount	%
Human albumin	89,671,619	44.1	82,450,825	44.6	7,220,794	8.8
Immunoglobulin products:
IVIG	77,341,616	38.0	72,005,196	39.0	5,336,420	7.4
Other immunoglobulin products	19,682,927	9.7	19,377,603	10.5	305,324	1.6
Placenta polypeptide	12,150,539	6.0	10,088,754	5.5	2,061,785	20.4
Others	4,510,155	2.2	891,117	0.4	3,619,038	406.1
Totals	203,356,856	100.0	184,813,495	100.0	18,543,361	10.0

During the year ended December 31, 2013 as compared to the year ended December 31, 2012:

•
the average price for our approved human albumin products, which contributed 44.1% to our total sales, increased by approximately 10.1% and, excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 8.1%; and

•
the average price for our approved IVIG products, which contributed 38.0% to our total sales, increased by approximately 1.3%, and excluding the foreign exchange translation effect, their average price in RMB term remained relatively stable.

The price increase of human albumin products was mainly due to the increase of retail price ceiling announced by NDRC in January 2013, which came into effect on February 1, 2013. This increased retail price ceiling provides us with more flexibility in pricing our human albumin products and allows us to increase our ex-factory prices in certain regional markets. NDRC also adjusted retail price ceilings for IVIG in September 2012, which came into effect on October 8, 2012. The new retail price ceilings for IVIG products are lower than the current prevailing market prices in some of our regional markets. As a result, some of local governments revised tender price ceilings for IVIG products. We have appealed to local governments for favorable pricing policy in selective regional markets and have successfully gained support from certain provincial governments in lifting the tender price ceilings for IVIG products. Therefore, the average price of our IVIG products remained relatively stable in 2013 as compared to  2012.

The sales volumes of our products in general depend on market demands and our production volumes. The production volumes of our IVIG and human albumin products depend primarily on general plasma supply. The production volumes of our hyper-immune products, which include human rabies immunoglobulin, human hepatitis B immunoglobulin and human tetanus immunoglobulin products, are subject to the availabilities of the specific vaccinated plasma and our production capacity. The supply of vaccinated plasma in general requires several months of lead time. Our production facility currently can only accommodate the production of one type of hyper-immune products at any given time and we rotate the production of different types of hyper-immune products from time to time in response to market demand. As such, the sales volume of any given type of hyper-immune products may vary significantly from period to period. In addition, in light of the production suspension of Guizhou Taibang’s plasma production facility started from June 2013, we decreased the sales volume of some of our products from the second quarter of 2013 in order to smooth out the impact of the reduced production volume and maintain our sales channels and customer relationship during the period of Guizhou Taibang production suspension. We expect the plasma production facility at Guizhou Taibang to resume commercial production in April 2014.

Sales volume for our human albumin products decreased by 1.2% in 2013 as compared to 2012. The decrease in sales volumes of human albumin products was primarily due to the production suspension in Guizhou Taibang started from June 2013. Sales volume for our IVIG products increased by 6.0% in 2013 as compared to 2012. In earlier 2013, we strengthened our marketing efforts of IVIG promotion and engaged new distributors to sell IVIG in new territories. Consequently, we experienced a 65.0% growth in IVIG sales volume for the first quarter of 2013 as compared to the same quarter in 2012. However, such substantial growth in IVIG sales were partially offset by the impact of production suspension of Guizhou Taibang’s plasma production facility started in June 2013.

For the year ended December 31, 2013 as compared to 2012, the sales increase of other products was mainly attributable to the newly-launched human coagulation factor VIII (200IU) in Shandong Taibang, which accounted for 2.1% of our total sales in 2013.

Cost of sales & gross profit

	For the Years Ended December 31,		Change
	2013	2012	Amount	%
Cost of sales	$65,484,153	$58,835,998	$6,648,155	11.3%
as a percentage of total sales	32.2%	31.8%		0.4%
Gross Profit	$137,872,703	$125,977,497	$11,895,206	9.4%
Gross Margin	67.8%	68.2%		(0.4)%

Our total cost of sales was $65,484,153, or 32.2% of our sales, for the year ended December 31, 2013, as compared to $58,835,998, or 31.8% of our sales for the year ended December 31, 2012. Our gross profit was $137,872,703 and $125,977,497 for the years ended December 31, 2013 and 2012, respectively, representing gross margins of 67.8% and 68.2%, respectively. In general, our cost of sales and gross margin are impacted by the volume and pricing of our finished products, our raw material costs, production mix and respective yields, inventory provisions, production cycles and routine maintenance costs.

The increase in cost of sales as a percentage of sales and the decrease of gross margin were mainly due to the increase in cost of plasma paid to donors, which is the largest component of our cost of sales. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors in 2013 as compared to 2012, which was in line with the industry practice. We expect the nutrition fees to be paid to donors continue to increase as a result of improving living standards and the increasing trend of urbanization in China. Consequently, future improvements on margins will need to be derived from increases in product pricing, product mix, yields and manufacturing efficiency.

Operating expenses

	For the Years Ended December 31,		Change
	2013	2012	Amount	%
Operating expenses	$50,940,185	$51,488,337	$(548,152)	(1.1)%
as a percentage of total sales	25.0%	27.9%		(2.9)%

Our total operating expenses decreased by $548,152, or 1.1%, to $50,940,185 for the year ended December 31, 2013, from $51,488,337 for the year ended December 31, 2012. As a percentage of total sales, total expenses decreased by 2.9% to 25.0% for the year ended December 31, 2013 from 27.9% for the year ended December 31, 2012. The decrease of the total operating expenses was primarily due to the decrease of the selling expenses, partially offset by the increase of the general and administrative expenses.

Selling expenses

	For the Years Ended December 31,		Change
	2013	2012	Amount	%
Selling expenses	$10,643,149	$14,421,258	$(3,778,109)	(26.2)%
as a percentage of total sales	5.2%	7.8%		(2.6)%

For the year ended December 31, 2013, our selling expenses decreased by $3,778,109, or 26.2%, to $10,643,149 from $14,421,258 for the year ended December 31, 2012. As a percentage of total sales, our selling expenses for the year ended December 31, 2012 decreased by 2.6% to 5.2% from 7.8% for the year ended December 31, 2012. The decrease was mainly due to more stringent control on selling expenses since the second half of 2012.

General and administrative expenses

	For the Years Ended December 31,		Change
	2013	2012	Amount	%
General and administrative expenses	$36,073,871	$34,034,360	$2,039,511	6.0%
as a percentage of total sales	17.7%	18.4%		(0.7)%

For the year ended December 31, 2013, our general and administrative expenses increased by $2,039,511, or 6.0%, to $36,073,871, from $34,034,360 for the year ended December 31, 2012. General and administrative expenses as a percentage of total sales decreased by 0.7% to 17.7% for the year ended December 31, 2013 from 18.4% for the year ended December 31, 2012. The increase in general and administrative expenses was mainly due to an increase in expenses related to payroll and employee benefits as a result of general salary increases, and an increase in non-recurring legal expenses.

Research and development expenses

	For the Years Ended December 31,		Change
	2013	2012	Amount	%
Research and development expenses	$4,223,165	$3,032,719	$1,190,446	39.3%
as a percentage of total sales	2.1%	1.6%		0.5%

For the year ended December 31, 2013, our research and development expenses increased by $1,190,446, or 39.3%, to $4,223,165, from $3,032,719 for the years ended December 31, 2012. As a percentage of total sales, our research and development expenses increased by 0.5% to 2.1% for the year ended December 31, 2013 from 1.6% for the year ended December 31, 2012. The increase of research and development expenses was primarily due to certain technical support services we engaged to improve the production yields on certain hyper-immune products during the year ended December 31, 2013. In addition, we started the clinical trial program on human fibrinogen in 2013.

Change in fair value of derivative liabilities

	For the Years Ended December 31,		Change
	2013	2012	Amount	%
Change in fair value of derivative liabilities	$-	$1,769,140	$(1,769,140)	(100.0)%
as a percentage of total sales	-	1.0%		(1.0)%

Our warrants issued in June 2009 are classified as derivative liabilities carried at fair value. For the years ended December 31, 2013 and 2012, we recognized a gain from the change in fair value of derivative liabilities in the amounts of nil and $1,769,140, respectively. The recognized gain from the change in the fair value of derivative liabilities for the year ended December 31, 2012 was mainly due to a decrease in the price of our common stock from $10.46 per share as of December 31, 2011 to $8.55 and $9.22, respectively, as of the two warrants exercise dates. All warrants have been fully exercised by the end of June 2012.

Interest income

	For the Years Ended December 31,		Change
	2013	2012	Amount	%
Interest income	$4,433,326	$2,910,297	$1,523,029	52.3%
as a percentage of total sales	2.2%	1.6%		0.6%

Our interest income increased by $1,523,029, or 52.3%, to $4,433,326 for the year ended December 31, 2013, from $2,910,297 for the year ended December 31, 2012. The increase in interest income is primarily due to our investment in certain short-term financial products with higher interest rates as well as the increase in our total cash deposit.

Income tax expense

	For the Years Ended December 31,		Change
	2013	2012	Amount	%
Income tax expense	$15,540,301	$15,163,147	$377,154	2.5%
Effective income tax rate	16.8%	18.7%		(1.9)%

Our provision for income taxes increased by $377,154, or 2.5%, to $15,540,301 for the year ended December 31, 2013, from $15,163,147 for the year ended December 31, 2012. Our effective income tax rates were 16.8% and 18.7% for the years ended December 31, 2013 and 2012, respectively. Tax rate applicable to our major operating subsidiaries in the PRC for 2012 and 2013 was 15%. The decrease of the effective income tax rate was mainly attributable to the decrease of the dividend withholding income tax with respect to Shandong Taibang.

Net income attributable to Company
	For the Years Ended December 31,		Change
	2013	2012	Amount	%
Net income attributable to Company	$54,601,551	$45,222,189	$9,379,362	20.7%
as a percentage of total sales	26.9%	24.5%		2.4%

Our net income attributable to Company increased by $9,379,362 or 20.7%, to $54,601,551 for the year ended December 31, 2013 from $45,222,189 for the year ended December 31, 2012. Net income attributable to Company as a percentage of total sales was 26.9% and 24.5% for the years ended December 31, 2013 and 2012, respectively, as a result of the cumulative effect of the foregoing factors.

Comparison of Fiscal Years Ended December 31, 2012 and 2011

Sales

Our total sales increased by 20.7%, or $31,721,206, to $184,813,495 for the year ended December 31, 2012, compared to $153,092,289 for the year ended December 31, 2011. The increase in sales during 2012 was primarily attributable to a mix of price and volume increases in certain of our plasma based products as well as substantial increase in sales of placenta polypeptide products. In addition, foreign exchange translation accounted for 2.8% of the sales increase.

The following table summarizes the breakdown of sales by major types of products:

	For the Years Ended December 31,				Change
	2012		2011
	$	%	$	%	Amount	%
Human albumin	82,450,825	44.6	83,433,691	54.5	(982,866)	(1.2)
Immunoglobulin products:
IVIG	72,005,196	39.0	49,482,514	32.3	22,522,682	45.5
Other immunoglobulin products	19,377,603	10.5	16,669,069	10.9	2,708,534	16.2
Placenta polypeptide	10,088,754	5.5	1,935,428	1.3	8,153,326	421.3
Others	891,117	0.4	1,571,587	1.0	(680,470)	(43.3)
Totals	184,813,495	100.0	153,092,289	100.0	31,721,206	20.7

All of our approved plasma based products recorded price increases ranging from approximately 8.9% to 30.7%, except for human hepatitis B immunoglobulin products, which decreased by approximately 45.0%. For 2012 as compared to 2011, the average price for our approved human albumin products, which contributed 44.6% to our total sales, increased by approximately 8.9% and, excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 6.3%; the average price for our approved IVIG products, which contributed 39.0% to our total sales, increased by approximately 8.9%, and excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 6.4%. The general price increase of our human albumin products and immunoglobulin products other than human hepatitis B immunoglobulin products was primarily attributable to the shortage in supply of such products in 2012 as a result of the closure of several plasma collection stations in Guizhou in 2011. The price decrease of human hepatitis B immunoglobulin products was mainly due to the government program sponsored by PRC Ministry of Health with respect to these products in late 2011. The sales prices of participating products in this program are generally lower than normal retail prices for public interest purposes.

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

Cost of sales & gross profit

	For the Years Ended December 31,		Change
	2012	2011	Amount	%
Cost of sales	$58,835,998	$46,017,661	$12,818,337	27.9%
as a percentage of total sales	31.8%	30.1%		1.7%
Gross Profit	$125,977,497	$107,074,628	$18,902,869	17.7%
Gross Margin	68.2%	69.9%		(1.7)%

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

Operating expenses
	For the Years Ended December 31,		Change
	2012	2011	Amount	%
Operating expenses	$51,488,337	$74,857,160	$(23,368,823)	(31.2)%
as a percentage of total sales	27.9%	48.9%		(21.0)%

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

Selling expenses

	For the Years Ended December 31,		Change
	2012	2011	Amount	%
Selling expenses	$14,421,258	$14,595,794	$(174,536)	(1.2)%
as a percentage of total sales	7.8%	9.5%		(1.7)%

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

General and administrative expenses

	For the Years Ended December 31,		Change
	2012	2011	Amount	%
General and administrative expenses	$34,034,360	$31,519,824	$2,514,536	8.0%
as a percentage of total sales	18.4%	20.6%		(2.2)%

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

Research and development expenses

	For the Years Ended December 31,		Change
	2012	2011	Amount	%
Research and development expenses	$3,032,719	$3,978,233	$(945,514)	(23.8)%
as a percentage of total sales	1.6%	2.6%		(1.0)%

For the year ended December 31, 2012, our research and development expenses decreased by $945,514, or 23.8%, to $3,032,719, from $3,978,233 for the year ended December 31, 2011. As a percentage of total sales, our research and development expenses decreased by 1.0% to 1.6% for the year ended December 31, 2012 from 2.6% for the years ended December 31, 2011. The decrease in research and development expenses was primarily due to the completion of the R&D tests on FVIII in early 2012.

Impairment loss of goodwill

	For the Years Ended December 31,		Change
	2012	2011	Amount	%
Impairment loss of goodwill	$-	$18,160,281	$(18,160,281)	(100.0)%
as a percentage of total sales	-	11.9%		(11.9)%

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

Loss on abandonment and write-off of long-lived assets
	For the Years Ended December 31,		Change
	2012	2011	Amount	%
Loss on abandonment and write off of long-lived assets	$-	$6,603,028	$(6,603,028)	(100.0)%
as a percentage of total sales	-	4.3%		(4.3)%

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

Change in fair value of derivative liabilities

	For the Years Ended December 31,		Change
	2012	2011	Amount	%
Change in fair value of derivative liabilities	$1,769,140	$11,974,834	$(10,205,694)	(85.2)%
as a percentage of total sales	1.0%	7.8%		(6.8)%

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

Interest expense

	For the Years Ended December 31,		Change
	2012	2011	Amount	%
Interest expense	$(1,269,850)	$(4,670,606)	$3,400,756	(72.8)%
as a percentage of total sales	(0.7)%	(3.1)%		2.4%

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

Income tax expense

	For the Years Ended December 31,		Change
	2012	2011	Amount	%
Income tax expense	$15,163,147	$10,899,513	$4,263,634	39.1%
Effective income tax rate	18.7%	25.8%		(7.1)%

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by bank borrowings and equity contributions by our stockholders. As of December 31, 2013, we had $144,138,487 in cash and cash equivalents, primarily consisting of demand deposits.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$74,302,995	$71,097,317	$38,469,919
Net cash used in investing activities	(25,567,595)	(26,753,193)	(7,127,252)
Net cash provided by (used in) financing activities	(38,524,650)	(5,104,076)	(10,076,504)
Effects of exchange rate change in cash	4,318,420	957,434	3,204,304
Net increase in cash and cash equivalents	14,529,170	40,197,482	24,470,467
Cash and cash equivalents at beginning of the year	129,609,317	89,411,835	64,941,368
Cash and cash equivalents at end of the year	$144,138,487	$129,609,317	$89,411,835

Operating Activities

Net cash provided by operating activities was $74,302,995 for the year ended December 31, 2013, as compared to $71,097,317 and $38,469,919 for the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, our net income was $76,861,064, $65,971,992 and $31,383,355, respectively.

Our net non-cash operating expense was $10,354,864, $11,054,592 and $24,883,612, respectively, for the years ended December 31, 2013, 2012 and 2011. Among the non-cash operating items, our depreciation and amortization expense was $7,462,384, $8,880,738 and $7,648,469, respectively, our stock compensation expense was $5,050,796, $4,544,927 and $4,896,232, respectively, the amortization of discount on convertible notes was nil, nil and $3,503,767, respectively, and our income from change in fair value of derivative liabilities was nil, $1,769,140 and $11,974,834, respectively, for the year ended December 31, 2013, 2012 and 2011. Additionally, the impairment loss for goodwill and loss on abandonment and write-off of long-lived assets totaled nil, nil and $24,763,309, respectively, for the year ended December 31, 2013, 2012 and 2011.

We had a net cash outflow of working capital of $12,912,933, $5,929,267 and $17,797,048 for the years ended December 31, 2013, 2012 and 2011, respectively. Among these cash outflows, the increase in inventory for the years ended December 31, 2013, 2012 and 2011 were $10,432,492, $3,750,200 and $17,079,263, respectively. As compared to 2012, the increase of inventories was mainly attributable to increase of raw materials due to the continued supply of plasma, our primary raw material, by plasma stations of Guizhou Taibang while the production of plasma products at Guizhou Taibang has been suspended since June 2013. The increase in accounts receivable for the year ended December 31, 2013 was 5,667,386. Such increase was in line with the expansion of our sales during this period. Although we incurred higher accounts receivable balance, the accounts receivable turnover days decreased slightly from 28 days in 2012 to 26 days in 2013.  The decrease in accounts receivable for the year ended December 31, 2012 was $5,689,638, which was mainly due to measures we took to speed up the collection of the accounts receivable. The increase in accounts receivable for the years ended December 31, 2011 was $6,126,742. As we increased our direct sales to hospitals and inoculation centers that have longer credit terms in 2011, we experienced a slower turn-over with our accounts receivable during the period.

Investing Activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment and intangibles, and purchase of time deposits.

Net cash used in investing activities for the year ended December 31, 2013 was $25,567,595, as compared to $26,753,193 and $7,127,252 for the years ended December 31, 2012 and 2011, respectively. The investing activities for the year ended December 31, 2013 mainly consisted of construction of new production facility for Factor VIII at Shandong Taibang, office premise at Shandong Taibang, and upgrade of production facilities of placenta polypeptide and plasma based products at Guizhou Taibang. We paid $20,492,159 for acquisition of property, plant and equipment at Shandong Taibang and Guizhou Taibang in connection with these investing activities in the year ended December 31, 2013. During the years ended December 31, 2012 and 2011, we paid $13,866,045 and $7,968,870, respectively, for construction and acquisition of property, plant and equipment, and acquisition of intangible assets and land use right for Shandong Taibang and Guizhou Taibang. In addition, we made a refundable payment of $13,325,580 to the local government in connection with our bid for a land use right in Guizhou Province in the year ended December 31, 2012, of which $2,100,150 was refunded to us by the end of year 2013 due to the decrease of the land size to be provided by the local government.  Further, Guizhou Taibang made a time deposit of $6,608,612 in 2013 at an interest rate higher than that in 2012.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2013 totaled $38,524,650, as compared to $5,104,076 and $10,076,504 for the years ended December 31, 2012 and 2011, respectively. The net cash used in financing activities in 2013 mainly consisted of a payment of $29,594,080 for share repurchase and a dividend payment of $16,931,149 by our subsidiaries to the noncontrolling interest shareholders, partially offset by proceeds of $5,394,070 from the exercise of the stock options and contribution of $2,891,422 from a noncontrolling interest shareholder. The net cash used in financing activities in 2012 was mainly due to a $14,286,800 repayment of short-term bank loans and a dividend payment of $7,120,693 by our subsidiaries to a noncontrolling interest shareholder, partly offset by cash provided by new short-term loans of $11,076,100 and proceeds from the exercises of stock option and warrants totaling $5,227,317. The net cash used in financing activities in 2011 was mainly attributable to a dividend payment of $10,489,504  by our subsidiaries to the non-controlling interest shareholders, payment for acquisition of noncontrolling interest of $7,635,000, repayment of short-term bank loan of $10,847,200, partly offset by short-term bank loans of $18,595,200 and proceeds of $300,000 from exercise of stock option.

Management believes that the Company has sufficient cash on hand and continuing positive cash inflow from the sale of its plasma-based products in the PRC market for its operations.

Obligations Under Material Contracts

The following table sets forth our material contractual obligations as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Short-term bank loans	$9,822,000	9,822,000	-	-	-
Long-term bank loans	30,000,000	-	30,000,000	-	-
Interest on short-term and long-term bank loans	1,238,467	1,158,836	79,631	-	-
Operating lease commitment	1,203,963	472,528	546,652	11,689	173,094
Capital commitment	4,619,975	4,173,336	446,639	-	-
Total	$46,884,405	15,626,700	31,072,922	11,689	173,094

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

We generally ask our distributors to pay in advance before we deliver products, with few exceptions for a credit period of no longer than 30 days. For hospitals and clinics, depending on the relationship and the creditability, we generally grant a credit period of no longer than 90 days with exceptions to customers that we believe are credit worthy up to 6 months. We have provided a bad debt allowance of $31,567 for the year ended December 31, 2013. Due to recovery of bad debt that we previously provided an allowance, the decrease in valuation allowance of bad debt was $1,904 and $19,611 respectively for the years ended December 31, 2012 and 2011.

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

We review the inventory periodically for possible obsolete goods and cost in excess of net realizable value to determine if any reserves are necessary. For the year ended December 31, 2011, we wrote off $270,929 relating to obsolete plasma that may not qualify for production due to the 90-day quarantine period rules implemented by CFDA.

Share-based Payment

We measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period.

The fair value of options granted for the year ended December 31, 2013, 2012 and 2011 are estimated on the respective dates of grant using the Black-Scholes option pricing model with the following major assumptions:

	For the Years Ended
	December 31,	December 31,	December 31,
	2013	2012	2011

Expected volatility	104.00%	104.00%	69.43%
Expected dividends yield	0%	0%	0%
Expected term (in years)	5.38	6.01	5.00
Risk-free interest rate	0.72%	0.82%	1.92%
Fair value of underlying common stock (per share)	$10.48	$9.61	$15.28

The volatility of our common stock was estimated by us based on the historical volatility of our common stock. The risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated term of the options. The expected dividend yield was based on our current and expected dividend policy.

Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. We recognized a loss on abandonment and write off of long-lived assets totaling $6,603,028 for the year ended December 31, 2011 as described in Note 8 to our consolidated financial statements.

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our bank loans. We have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. However, our future interest expenses may increase due to changes in market interest rates.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of December 31, 2013 would decrease net income before provision for income taxes by approximately $398,220 for the year ended December 31, 2013. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and majority of expenses are denominated in RMB. All of our assets are denominated in RMB, except certain cash balances. All of our liabilities are denominated in RMB, except certain loans denominated in U.S. Dollar. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates during the period. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of stockholder’s equity. In addition, if RMB depreciate against the U.S. Dollar, our interest expense for our US Dollar denominated loans will increase in RMB terms. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash at banks and deposits as of December 31, 2013 and December 31, 2012 amounted to $180,858,848 and $129,289,461 respectively, $679,022 and $76,101 of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash in bank accounts.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 44.1% and 38.0% of the total sales for the year ended December 31, 2013, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2013, 2012 and 2011 begins on page F-1 of this report.

Quarterly Financial Results

The following table sets forth certain unaudited financial information for each of the eight quarters ended December 31, 2013. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in this annual report and, in the opinion of management, include all adjustments necessary for the fair presentation of the results of operations for these periods. This information should be read together with our audited consolidated financial statements and the related notes included elsewhere in this annual report.

(All amounts in thousands of U.S. dollars)
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2013	2013	2013	2013	2012	2012	2012	2012
Sales	$42,592	$53,152	$53,581	$54,032	$33,996	$53,124	$50,466	$47,227
Gross profit	27,014	35,986	37,458	37,415	23,928	36,203	34,335	31,512
Earnings before income tax expense	14,340	24,819	26,723	26,519	15,361	21,953	22,926	20,895
Net income attributable to Company	8,828	14,696	16,162	14,916	5,810	13,617	12,838	12,957
Basic earnings per share	0.34	0.55	0.60	0.55	0.22	0.51	0.50	0.51
Diluted earnings per share	0.32	0.53	0.57	0.53	0.21	0.50	0.46	0.44

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our CEO and CFO, evaluated the design and operating effectiveness as of December 31, 2013 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our CEO and CFO concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely manner.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation we determined that our internal control over financial reporting was effective as of December 31, 2013.

Our internal control over financial reporting as of December 31, 2013 has been audited by our registered public accounting firm as stated in their report which is included in Part II, Item 9A of this form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
China Biologic Products, Inc.:

We have audited China Biologic Products, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China Biologic Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, China Biologic Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of China Biologic Products, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 12, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Hong Kong, China
March 12, 2014

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d) and 15d-15(f)) during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the year ended December 31, 2013, but was not reported.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Part III is included in our Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 of Part III is included in our Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Part III is included in our Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Part III is included in our Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 of Part III is included in our Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Date: March 12, 2014

CHINA BIOLOGIC PRODUCTS, INC.

By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao
Chief Executive Officer

By:	/s/ Ming Yang
Ming Yang
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David (Xiaoying) Gao	Chairman and chief Executive Officer	March 12, 2014
David (Xiaoying) Gao	(Principal Executive Officer)

/s/ Ming Yang	Chief Financial Officer	March 12, 2014
Ming Yang	(Principal Financial and Accounting Officer )

/s/ Sean Shao	Director	March 12, 2014
Sean Shao

/s/ Zhijun Tong	Director	March 12, 2014
Zhijun Tong

/s/ Yungang Lu	Director	March 12, 2014
Yungang Lu

/s/ Bing Li	Director	March 12, 2014
Bing Li

/s/ Wenfang Liu	Director	March 12, 2014
Wenfang Liu

/s/ Albert (Wai Keung) Yeung	Director	March 12, 2014
Albert (Wai Keung) Yeung

/s/ Charles (Le) Zhang	Director	March 12, 2014
Charles (Le) Zhang

/s/ David Hui Li	Director
David Hui Li		March 12, 2014

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
China Biologic Products, Inc.:

We have audited the accompanying consolidated balance sheets of China Biologic Products, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Biologic Products, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Biologic Products, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Hong Kong, China
March 12, 2014

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
	Note	2013	2012
		USD	USD
ASSETS
Current Assets
Cash and cash equivalents		144,138,487	129,609,317
Time deposit		6,608,612	-
Accounts receivable, net of allowance for doubtful accounts	3	17,270,132	11,206,244
Inventories	4	88,634,855	75,679,173
Prepayments and other current assets		7,641,061	5,664,919
Total Current Assets		264,293,147	222,159,653

Property, plant and equipment, net	5	73,149,072	51,325,177
Intangible assets, net	6	2,585,232	3,541,582
Land use rights, net		8,213,145	5,818,709
Deposits related to land use rights	7	13,667,130	14,752,574
Restricted cash and deposit	9	30,523,674	2,912,145
Equity method investment	10	11,349,807	10,537,310
Total Assets		403,781,207	311,047,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	11	9,822,000	7,935,000
Accounts payable		4,445,732	2,908,624
Due to related parties	21	7,206,970	4,081,624
Other payables and accrued expenses	12	34,852,740	25,423,349
Advance from customers		2,908,853	2,857,420
Income tax payable		4,202,405	4,513,075
Total Current Liabilities		63,438,700	47,719,092

Long-term bank loans	11	30,000,000	-
Deferred income	9	3,003,895	2,912,145
Other liabilities		3,369,003	2,996,749
Total Liabilities		99,811,598	53,627,986

Stockholders’ Equity
Common stock:
par value $0.0001;
100,000,000 shares authorized;
27,341,744 and 26,629,615 shares issued at December 31, 2013 and 2012, respectively;
25,862,040 and 26,629,615 shares outstanding at December 31, 2013 and 2012, respectively		2,734	2,663
Additional paid-in capital		72,031,864	62,251,731
Treasury stock: 1,479,704 and nil shares at December 31, 2013 and 2012, respectively, at cost		(29,594,080)	-

Retained earnings		173,744,551	119,143,000
Accumulated other comprehensive income		21,506,494	14,072,322
Total equity attributable to China Biologic Products, Inc.		237,691,563	195,469,716

Noncontrolling interest		66,278,046	61,949,448

Total Stockholders’ Equity		303,969,609	257,419,164

Commitments and contingencies	20	-	-

Total Liabilities and Stockholders’ Equity		403,781,207	311,047,150

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the Years Ended
		December 31,	December 31,	December 31,
	Note	2013	2012	2011
		USD	USD	USD
Sales	19	203,356,856	184,813,495	153,092,289
Cost of sales		65,484,153	58,835,998	46,017,661
Gross profit		137,872,703	125,977,497	107,074,628

Operating expenses
Selling expenses		10,643,149	14,421,258	14,595,794
General and administrative expenses		36,073,871	34,034,360	31,519,824
Research and development expenses		4,223,165	3,032,719	3,978,233
Impairment loss of goodwill	8	-	-	18,160,281
Loss on abandonment and write-off of long-lived assets	8	-	-	6,603,028
Income from operations		86,932,518	74,489,160	32,217,468

Other income (expenses)
Equity in income of an equity method investee	10	2,170,473	2,665,881	1,858,171
Change in fair value of derivative liabilities	14	-	1,769,140	11,974,834
Interest income		4,433,326	2,910,297	1,356,950
Interest expense		(1,134,952)	(1,269,850)	(4,670,606)
Other income (expense), net		-	570,511	(453,949)
Total other income, net		5,468,847	6,645,979	10,065,400

Earnings before income tax expense		92,401,365	81,135,139	42,282,868

Income tax expense	13	15,540,301	15,163,147	10,899,513

Net income		76,861,064	65,971,992	31,383,355

Less: Net income attributable to noncontrolling interest		22,259,513	20,749,803	13,201,645

Net income attributable to China Biologic Products, Inc.		54,601,551	45,222,189	18,181,710

Net income per share of common stock:	22
Basic		2.05	1.73	0.73
Diluted		1.96	1.62	0.37
Weighted average shares used in computation:	22
Basic		26,410,819	26,153,540	25,028,796
Diluted		27,572,111	26,839,723	26,654,662

Net income		76,861,064	65,971,992	31,383,355

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes		9,126,218	1,735,492	6,846,721

Comprehensive income		85,987,282	67,707,484	38,230,076

Less: Comprehensive income attributable to noncontrolling interest		23,951,559	21,163,655	15,320,805

Comprehensive income attributable to China Biologic Products, Inc.		62,035,723	46,543,829	22,909,271

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated	Equity
	Common stock		Additional			other	attributable
	Number of		paid-in	Retained	Treasury	comprehensive	to China Biologic	Noncontrolling
	Shares	Par value	capital	earnings	Stock	income	Products, Inc.	interest	Total equity
		USD	USD	USD	USD	USD	USD	USD	USD
Balance as of January 1, 2011	24,351,125	2,435	35,435,139	55,739,101	-	8,023,121	99,199,796	45,844,337	145,044,133

Net income	-	-	-	18,181,710	-	-	18,181,710	13,201,645	31,383,355
Other comprehensive income	-	-	-	-	-	4,727,561	4,727,561	2,119,160	6,846,721
Dividend declared by subsidiaries to noncontrolling interest	-	-	-	-	-	-	-	(14,766,400)	(14,766,400)
Acquisition of noncontrolling interests	-	-	(4,764,935)	-	-	-	(4,764,935)	(2,870,065)	(7,635,000)
Share-based compensation	-	-	4,896,232	-	-	-	4,896,232	-	4,896,232
Common stock issued in connection with:
- Exercise of warrants	-	-	-	-	-	-	-	-	-
- Exercise of stock options	75,000	8	299,992	-	-	-	300,000	-	300,000
- Conversion of convertible notes	1,175,000	117	12,971,883	-	-	-	12,972,000	-	12,972,000
Balance as of December 31, 2011	25,601,125	2,560	48,838,311	73,920,811	-	12,750,682	135,512,364	43,528,677	179,041,041

Net income	-	-	-	45,222,189	-	-	45,222,189	20,749,803	65,971,992
Other comprehensive income	-	-	-	-	-	1,321,640	1,321,640	413,852	1,735,492
Dividend declared by subsidiaries to noncontrolling interest	-	-	-	-	-	-	-	(2,742,884)	(2,742,884)
Share-based compensation	-	-	4,544,927	-	-	-	4,544,927	-	4,544,927
Common stock issued in connection with:
- Exercise of stock options	90,990	9	727,308	-	-	-	727,317	-	727,317
- Exercise of warrants	937,500	94	8,141,185	-	-	-	8,141,279	-	8,141,279
Balance as of December 31, 2012	26,629,615	2,663	62,251,731	119,143,000	-	14,072,322	195,469,716	61,949,448	257,419,164

Net income	-	-	-	54,601,551	-	-	54,601,551	22,259,513	76,861,064
Other comprehensive income	-	-	-	-	-	7,434,172	7,434,172	1,692,046	9,126,218
Dividend declared by subsidiaries to noncontrolling interest	-	-	-	-	-	-	-	(18,323,710)	(18,323,710)
Acquisition of noncontrolling interests	-	-	(664,662)	-	-	-	(664,662)	(1,299,251)	(1,963,913)
Share repurchase	-	-	-	-	(29,594,080)	-	(29,594,080)	-	(29,594,080)
Share-based compensation	-	-	5,050,796	-	-	-	5,050,796	-	5,050,796
Common stock issued in connection with:
- Exercise of stock options	648,379	65	5,394,005	-	-	-	5,394,070	-	5,394,070
- Vesting of restricted shares	63,750	6	(6)	-	-	-	-	-	-
Balance as of December 31, 2013	27,341,744	2,734	72,031,864	173,744,551	(29,594,080)	21,506,494	237,691,563	66,278,046	303,969,609

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 31,
	2013	2012	2011
	USD	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	76,861,064	65,971,992	31,383,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,096,650	5,792,418	4,253,661
Amortization	1,365,734	3,088,320	3,394,808
(Gain) loss on sale of property, plant and equipment	(123,777)	828,296	166,934
Impairment loss of goodwill	-	-	18,160,281
Loss on abandonment and write-off of long-lived assets	-	-	6,603,028
Provision for (reversal of) allowance for doubtful accounts, net	31,567	(1,904)	(19,611)
Provision for (reversal of) doubtful accounts - other receivables and prepayments	65,094	110,123	(10,254)
Write-down of obsolete inventories	-	-	270,929
Deferred tax expense (benefit)	112,632	1,127,433	(2,595,103)
Share-based compensation	5,050,796	4,544,927	4,896,232
Change in fair value of derivative liabilities	-	(1,769,140)	(11,974,834)
Amortization of deferred note issuance cost	-	-	91,945
Amortization of discount on convertible notes	-	-	3,503,767
Equity in income of an equity method investee	(2,170,473)	(2,665,881)	(1,858,171)
Change in operating assets and liabilities:
Accounts receivable	(5,667,386)	5,689,638	(6,126,742)
Prepayment and other current assets	(624,159)	(268,498)	(711,740)
Inventories	(10,432,492)	(3,750,200)	(17,079,263)
Accounts payable	1,621,917	(2,184,674)	431,836
Other payables and accrued expenses	2,534,476	(3,210,777)	6,061,066
Advance from customers	(38,086)	(2,034,138)	1,140,386
Due to related parties	66,349	734,037	-
Income tax payable	(446,911)	(904,655)	(1,512,591)
Net cash provided by operating activities	74,302,995	71,097,317	38,469,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for property, plant and equipment	(20,492,159)	(13,886,045)	(7,968,870)
Payment for intangible assets and land use rights	(1,327,148)	(14,059,397)	(424,971)
Refund of deposits related to land use right	2,100,150	-	-
Dividends received	565,425	1,109,115	1,209,880
Purchase of time deposit	(6,608,612)	-	-
Proceeds from sale of property, plant and equipment	194,749	83,134	56,709
Net cash used in investing activities	(25,567,595)	(26,753,193)	(7,127,252)

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 31,
	2013	2012	2011
	USD	USD	USD
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercised	5,394,070	727,317	300,000
Proceeds from warrants exercised	-	4,500,000	-
Payment for share repurchase	(29,594,080)	-	-
Proceeds from short-term bank loans	9,693,000	11,076,100	18,595,200
Repayment of short-term bank loans	(8,014,000)	(14,286,800)	(10,847,200)
Proceeds from long-term bank loans	30,000,000	-	-
Payment for deposit as security for long-term bank loans	(30,000,000)	-	-
Acquisition of noncontrolling interest	(1,963,913)	-	(7,635,000)
Dividends paid by subsidiaries to noncontrolling interest	(16,931,149)	(7,120,693)	(10,489,504)
Contribution from noncontrolling interest	2,891,422	-	-
Net cash used in financing activities	(38,524,650)	(5,104,076)	(10,076,504)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	4,318,420	957,434	3,204,304

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,529,170	40,197,482	24,470,467

Cash and cash equivalents at beginning of year	129,609,317	89,411,835	64,941,368

Cash and cash equivalents at end of year	144,138,487	129,609,317	89,411,835

Supplemental cash flow information
Cash paid for income taxes	15,947,939	14,940,369	15,007,206
Cash paid for interest expense	347,602	446,381	890,312
Noncash investing and financing activities:
Convertible notes conversion	-	-	12,972,000
Transfer from prepayments and deposits to property, plant and equipment	7,728,824	38,452	959,660
Land use right acquired with prepayments made in prior periods	1,147,561	-	312,060
Acquisition of property, plant and equipment included in payables	4,252,428	104,300	83,226
Exercise of warrants that were liability classified	-	3,641,279	-
Restricted cash spent for property, plant and equipment	2,928,421	-	-

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 AND 2011

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

Cash Concentration

The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for its bank accounts located in the United States. Cash balances maintained at financial institutions or state-owned banks in the PRC are not covered by insurance. Total cash at banks and deposits as of December 31, 2013 and December 31, 2012 amounted to $180,858,848 and $129,289,461, respectively, of which $679,022 and $76,101 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

Sales Concentration

The Company’s two major products are human albumin and human immunoglobulin for intravenous injection (“IVIG”). Human albumin accounted for 44.1%, 44.6% and 54.5% of the total sales for the years ended December 31, 2013, 2012 and 2011, respectively. IVIG accounted for 38.0%, 39.0% and 32.3% of the total sales for the years ended December 31, 2013, 2012 and 2011, respectively. If the market demands for human albumin and IVIG cannot be sustained in the future or the price of human albumin and IVIG decreases, the Company’s operating results could be adversely affected.

Substantially all of the Company’s customers are located in the PRC. There were no customers that individually comprised 10% or more of sales during the years ended December 31, 2013, 2012 and 2011. No individual customer represented 10% or more of trade receivables as at December 31, 2013 and 2012. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

Purchase Concentration

There were no suppliers that comprised 10% or more of the total purchases during the year ended December 31, 2013 and 2012, respectively. Two vendors comprised 10% or more of the Company’s total purchases during the year ended December 31, 2011. There were no vendors that represented more than 10% of accounts payables as at December 31, 2013. Two vendors individually represented more than 10% of accounts payables as at December 31, 2012.

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

Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

See Note 18 to the Consolidated Financial Statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits. The Company considers all highly liquid investments with original maturities of three-month or less at the time of purchase to be cash equivalents. Cash and cash equivalents include $74,352,540 and $20,631,000 of certificates of deposit with an initial term of three months or less at December 31, 2013 and 2012.

As of December 31, 2013 and 2012, the Company maintained cash at banks in the following locations:

	December 31, 2013	December 31, 2012
	USD	USD
PRC, excluding Hong Kong	143,047,540	129,213,360
U.S.	679,022	76,101
Total	143,726,562	129,289,461

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, the customers’ financial condition, the amount of accounts receivables in dispute, the accounts receivables aging and the customers’ payment patterns. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Equity Method Investment

Investment in an investee in which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method. Significant influence is generally presumed to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the board of directors and participation in policy-making processes, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the Company’s share of the investee’s results of operations is included in other income (expenses) in the Company’s consolidated statements of comprehensive income. Deferred taxes are provided for the difference between the book and tax basis of the investment. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists. The process of assessing and determining whether an impairment on a particular equity investment is other than temporary requires a significant amount of judgment. To determine whether an impairment is other-than-temporary, management considers whether the Company has the ability and intent to hold the investment until recovery and whether evidence indicating the carrying value of the investment is recoverable outweighs evidence to the contrary. No impairment loss was recognized by the Company for the years ended December 31, 2013, 2012 and 2011.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2013, 2012 and 2011 were $4,223,165, $3,032,719 and $3,978,233, respectively. These expenses include the costs of the Company’s internal research and development activities.

Product Liability

The Company’s products are covered by two separate product liability insurances each with coverages of approximately $3,274,000 (or RMB20,000,000) for the products sold by Shandong Taibang Biological Products Co., Ltd. (“Shandong Taibang”) and Guizhou Taibang Biological Products Co., Ltd. (“Guizhou Taibang”), respectively. There were no product liability claims as of December 31, 2013.

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

Long-lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company recognized a loss on abandonment and write-off of long-lived assets totaling $6,603,028 for the year ended December 31, 2011 as described in Note 8.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
	USD	USD
Accounts receivable	17,730,821	11,621,851
Less: Allowance for doubtful accounts	(460,689)	(415,607)
Total	17,270,132	11,206,244

The activity in the allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 are as follows:

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	USD	USD	USD
Beginning balance	415,607	414,092	1,238,640
Provisions	31,567	-	-
Recoveries	-	(1,904)	(19,611)
Write-offs	-	-	(837,975)
Foreign currency translation adjustment	13,515	3,419	33,038
Ending Balance	460,689	415,607	414,092

NOTE 4 – INVENTORIES

Inventories at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
	USD	USD
Raw materials	47,400,578	29,596,746
Work-in-process	20,720,666	24,524,142
Finished goods	20,513,611	21,558,285
Total	88,634,855	75,679,173

Raw materials mainly comprised of the human blood plasma collected from the Company’s plasma stations. Work-in-process represented the intermediate products in the process of production. Finished goods mainly comprised human albumin and immunoglobulin products. Provisions to write-down the carrying amount of obsolete inventory to its estimated net realizable value amounted to nil, nil and $270,929 for the years ended December 31, 2013, 2012 and 2011, respectively, and were recorded as cost of sales in the consolidated statements of comprehensive income.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
	USD	USD
Buildings	31,714,173	25,183,496
Machinery and equipment	36,919,094	29,625,166
Furniture, fixtures, office equipment and vehicles	8,141,993	6,513,482
Total property, plant and equipment, gross	76,775,260	61,322,144
Accumulated depreciation	(25,658,760)	(24,356,752)
Total property, plant and equipment, net	51,116,500	36,965,392
Construction in progress	19,050,642	3,501,404
Prepayment for property, plant and equipment	2,981,930	10,858,381
Property, plant and equipment, net	73,149,072	51,325,177

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $6,096,650, $5,792,418 and $4,253,661, respectively. No interest expenses were capitalized into construction in progress for the years ended December 31, 2013, 2012 and 2011.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
		USD	USD	USD
Amortizing intangible assets:
Permits and licenses	10 years	5,144,788	(2,748,704)	2,396,084
GMP certificate	5 years	2,605,253	(2,605,253)	-
Long-term customer-relationship	4 years	7,756,106	(7,756,106)	-
Others		365,754	(176,606)	189,148
Total		15,871,901	(13,286,669)	2,585,232

	December 31, 2012
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
		USD	USD	USD
Amortizing intangible assets:
Permits and licenses	10 years	4,987,647	(2,119,622)	2,868,025
GMP certificate	5 years	2,525,679	(1,955,360)	570,319
Long-term customer-relationship	4 years	7,519,206	(7,519,206)	-
Others		214,520	(111,282)	103,238
Total		15,247,052	(11,705,470)	3,541,582

Aggregate amortization expense for amortizing intangible assets was $1,196,279, $3,011,560 and $3,270,131, for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated amortization expenses for the next five years are $516,678 in 2014, $514,884 in 2015, $509,277 in 2016, $474,897 in 2017, and $431,726 in 2018.

NOTE 7 – DEPOSITS RELATED TO LAND USE RIGHTS

In 2012, Guizhou Taibang made a refundable payment of RMB83,400,000 (approximately $13,235,580) to the local government in connection with the public bidding for a land use right in Guizhou Province. Given the decrease of the land area to be provided by the local government, RMB13,000,000 (approximately $2,128,100) was refunded by the end of 2013 accordingly. Further, additional RMB10,000,000 (approximately $1,637,000) was refunded in early 2014 by the local government. The remaining deposits will be refunded within one year following the completion of the bidding process.

NOTE 8 – GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2013, 2012 and 2011 were as follows:

	For the Years ended
	December 31,	December 31,	December 31,
	2013	2012	2011
	USD	USD	USD
Balance as of January 1	-	-	17,778,231
Addition	-	-	-
Impairment loss	-	-	(18,160,281)
Foreign currency exchange difference	-	-	382,050
Balance as of December 31	-	-	-

On July 15, 2011, the Guizhou Provincial Health Department issued the revised “Plan for Guizhou Provincial Blood Collection Institution Setting (2011-2014)”, which stipulates the number of counties that are permitted to set up plasma collection stations in Guizhou Province is limited to four counties (the “Guizhou Plan”). As a result of the implementation of the Guizhou Plan, the licenses of four plasma collection stations and one inactive plasma collection station with respect to Guizhou Taibang were not renewed upon their expiration on July 31, 2011. Therefore, the Company closed these plasma collection stations on August 1, 2011. Following the closure, the Company revised its earnings guidance for the year of 2011 and experienced incremental decline in its stock price and market capitalization in the third quarter of 2011. Therefore the Company performed goodwill impairment test as of September 30, 2011 to identify if goodwill should be impaired.

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

As a result of the plasma collection stations closure, the Company also recognized a loss on abandonment of property, plant and equipment of $1,410,379 and loss on the write off of collection permits and licenses totaling $5,192,649 for the year ended December 31, 2011.

NOTE 9 – RESTRICTED CASH AND DEPOSIT

On November 1, 2012, Guizhou Taibang entered into an agreement with the Financial Bureau of Huaxi District, Guiyang City. Pursuant to the agreement, the Financial Bureau of Huaxi District provided $2,912,145 (or RMB18,350,000) to Guizhou Taibang to subsidize its technical upgrade in the existing production facilities to comply with a new Good Manufacturing Practice (“GMP”) standard that has taken effect by the end of 2013. The agreement is valid for a three-year period. The usage of this fund is under the supervision of the Financial Bureau of Huaxi District and this fund cannot be used for other purposes. During the year ended December 31, 2013, RMB17,888,952 (approximately $2,928,421) was used in the technical upgrade in respect of the new GMP standard. At December 31, 2013, the balance of restricted cash was RMB461,048 (approximately $75,474).

On August 7, 2013, the Company made a time deposit of RMB186,000,000 (approximately $30,000,000) with China Merchants Bank Beijing Branch (“CMB BJ Branch”) as a security for an 18-month US$30,000,000 loan lent by China Merchants Bank Co., Ltd., New York Branch (“CMB NY Branch”) (see Note 11).

NOTE 10 – EQUITY METHOD INVESTMENT

The Company’s equity method investment as of December 31, 2013 and 2012 represented 35% equity interest investment in Xi’an Huitian Blood Products Co., Ltd. (“Huitian”).

In October 2008, Shandong Taibang entered into an equity purchase agreement with one of the equity owners of Huitian (“Seller”) to acquire 35% equity interest in Huitian. In connection with this transaction, in October 2008, Taibang Biological Limited (“Taibang Biological”) entered into an entrust agreement (the “Entrust Agreement”) with Shandong Taibang and the noncontrolling interest holder of Shandong Taibang, pursuant to which, Taibang Biological would pay the cash consideration, including interest, of $6,502,901 (or RMB44,327,887) to the Seller, and would bear the risks and benefits as a 35% equity owner in Huitian. In addition, Taibang Biological would pay Shandong Taibang RMB120,000 (approximately $19,644) per year as compensation for the administrative costs of Shandong Taibang’s holding of the 35% equity interest in Huitian on behalf of Taibang Biological. Such amount paid and received is eliminated upon consolidation. Taibang Biological agreed to indemnify the noncontrolling interest holder of Shandong Taibang for any loss arising from the Entrust Agreement and has pledged the Company’s equity interest in Shandong Taibang as collateral against such loss.

The excess of carrying amount over the Company’s share of net assets of equity method investees is $2,076,329 and $2,722,915 at December 31, 2013 and 2012, respectively, which comprises fair value adjustments for property, plant and equipment and land use right of $736,707 and $1,424,210 at December 31, 2013 and 2012, respectively, and goodwill of $1,339,622 and $1,298,705 at December 31, 2013 and 2012, respectively. The fair value adjustments are amortized over the remaining useful lives of related assets. The equity method goodwill is not amortized; however, the investment is reviewed for impairment.

NOTE 11 –BANK LOANS

(a)  Short-term bank loans

The Company’s bank loans at December 31, 2013 and 2012 consisted of the following:

	Maturity	Annual	December 31,	December 31,
Loans	date	interest rate	2013	2012
			USD	USD
Short-term bank loan, unsecured	August 1, 2013	6.00%	-	3,174,000
Short-term bank loan, unsecured	September 3, 2013	6.00%	-	3,174,000
Short-term bank loan, unsecured	September 3, 2013	6.00%	-	1,587,000
Short-term bank loan, unsecured	May 12, 2014	6.00%	4,911,000	-
Short-term bank loan, unsecured	December 22, 2014	6.00%	4,911,000	-
Total			9,822,000	7,935,000

Interest expense amounted to $347,602, $446,381 and $705,426 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company did not have any revolving line of credit as of December 31, 2013 and 2012.

(b)  Long-term bank loans

On August 8, 2013, the Company entered into a credit facility agreement with CMB NY Branch to finance the share repurchase (see Note 17). Pursuant to the facility agreement, CMB NY Branch lends to the Company an 18-month US$30,000,000 loan bearing an interest rate of 3-month LIBOR plus 1.6% per annum and a facility fee of 0.7% per annum. The loan is secured by a time deposit of RMB 186,000,000 (approximately $30,448,200) held at CMB BJ Branch.

NOTE 12 – OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
	USD	USD
Payables to potential investors (1)	9,403,649	8,728,368
Salaries and bonuses payable	8,217,129	6,868,908
Accruals for selling commission and promotion fee	3,566,693	3,476,215
Dividends payable to noncontrolling interest	1,411,094	-
Payables for construction work	4,427,423	347,877
Other tax payables	2,119,024	2,180,643
Others	5,707,728	3,821,338
Total	34,852,740	25,423,349

(1)
The payables to potential investors comprise deposits received from potential strategic investors of $6,508,712 and $6,309,912 as of December 31, 2013 and 2012, respectively, and related interest plus penalty on these deposits totaling $2,894,937 and $2,418,456 as of December 31, 2013 and 2012, respectively.

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

Hong Kong

Taibang Holdings (Hong Kong) Limited (“Taibang Holdings”, formerly known as “Logic Holdings (Hong Kong) Limited”) is incorporated in Hong Kong and is subject to Hong Kong’s profits tax rate of 16.5% for the years ended December 31, 2013, 2012 and 2011. Taibang Holdings did not earn any income that was derived in Hong Kong for the years ended December 31, 2013, 2012 and 2011. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax at 25% unless otherwise specified.

On February 12, 2009, Shandong Taibang received the High and New Technology Enterprise certificate from the Shandong provincial government. This certificate entitled Shandong Taibang to pay income taxes at a 15% preferential income tax rate for a period of three years from 2008 to 2010. On October 31, 2011, Shandong Taibang obtained a notice from the Shandong provincial government that the High and New Technology Enterprise qualification has been renewed for an additional three years from 2011 to 2013. Subject to reapplication Shangdong Taibang’s High-Tech Enterprise status will enable it to continue to enjoy the preferential income tax rate.  Management believes that Shandong Taibang meets all the criteria for the reapplication of High-Tech Enterprise status.

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

The components of earnings (losses) before income taxes by jurisdictions are as follows:

	For the Years Ended
	December 31,	December 31,	December 31,
	2013	2012	2011
	USD	USD	USD
PRC, excluding Hong Kong	98,401,673	84,980,477	42,616,865
U.S.	(7,855,555)	(6,314,398)	(1,403,437)
BVI	2,116,243	2,538,030	1,645,364
Hong Kong	(260,996)	(68,970)	(575,924)
Total	92,401,365	81,135,139	42,282,868

Income tax expense for the years ended December 31, 2013, 2012 and 2011 represents current income tax expense and deferred tax expense (benefit):

	For the Years Ended
	December 31,	December 31,	December 31,
	2013	2012	2011
	USD	USD	USD
Current income tax expense	15,427,669	14,035,714	13,494,616
Deferred tax expense (benefit)	112,632	1,127,433	(2,595,103)
	15,540,301	15,163,147	10,899,513

The effective income tax rate based on income tax expense and earnings before income taxes reported in the consolidated statements of comprehensive income differs from the PRC statutory income tax rate of 25% due to the following:

	For the Years Ended
	December 31,	December 31,	December 31,
	2013	2012	2011
	(in percentage to earnings before income tax expense)
PRC statutory income tax rate	25.0%	25.0%	25.0%
Non-taxable income	-	(0.7)%	(2.3)%
Non-deductible expenses:
Share-based compensation	0.9%	1.9%	3.9%
Impairment loss on goodwill	-	-	10.7%
Loss on write-off of long-lived assets	-	-	0.8%
Others	0.7%	0.4%	0.7%
Tax rate differential	(1.0)%	(1.2)%	1.6%
Effect of change in tax rate on deferred tax	-	-	(1.8)%
Effect of PRC preferential tax rate	(12.7)%	(11.0)%	(18.2)%
Bonus deduction on research and development expenses	(1.4)%	(1.3)%	(1.2)%
Change in valuation allowance	1.7%	0.7%	2.0%
PRC dividend withholding tax	2.8%	4.0%	3.1%
Tax effect of equity method investment	0.8%	0.9%	1.5%
Effective income tax rate	16.8%	18.7%	25.8%

The PRC tax rate has been used because the majority of the Company’s consolidated pre-tax earnings arise in the PRC.

As of December 31, 2013 and 2012, significant temporary differences between the tax basis and financial statement basis of assets and liabilities that gave rise to deferred taxes were principally related to the following:

	December 31, 2013	December 31, 2012
	USD	USD
Deferred tax assets arising from:
-Accrued expenses	2,065,310	1,841,210
-Tax loss carryforwards	8,950,323	7,078,822
Gross deferred tax assets	11,015,633	8,920,032

Less: valuation allowance	(7,558,590)	(5,887,981)
Net deferred tax assets	3,457,043	3,032,051

Deferred tax liabilities arising from:
- Intangible assets	(548,651)	(498,987)
- Property, plant and equipment	-	(198,443)
- Equity method investment	(1,391,733)	(1,190,841)
- Dividend withholding tax	(2,467,760)	(1,955,186)
Deferred tax liabilities	(4,408,144)	(3,843,457)

Classification on consolidated balance sheets:

Deferred tax assets – current, net (included in prepayments and other current assets)	2,065,310	1,841,210

Deferred tax liabilities - non-current, net (included in other liabilities)	(3,016,411)	(2,652,616)

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

The deferred tax assets of $8,950,323 for tax loss carry forwards as of December 31, 2013, of which $4,730,841 and $4,219,482 relate to tax loss carryforwards of certain PRC subsidiaries and CBP, respectively. For PRC income tax purposes, certain of the Company's PRC subsidiaries had tax loss carryforwards of $18,923,363, of which $1,153,544, $5,220,932, $7,180,046 and $5,368,841 would expire by 2015, 2016, 2017 and 2018, respectively, if unused. For United States federal income tax purposes, CBP had tax loss carryforwards of approximately $12,410,240, of which $1,268,307, $614,982, $1,113,597, $1,405,718, $2,350,326, $3,382,154, $978,837 and $1,296,319 would expire by 2026, 2027, 2028, 2029, 2030, 2031, 2032 and 2033, respectively, if unused. In view of their cumulative losses positions, management determined it is more likely than not that deferred tax assets of these PRC subsidiaries will not be realized, and therefore full valuation allowances of $4,730,841 and $3,300,089 were provided as of December 31, 2013 and 2012, respectively. For deferred tax assets of CBP, management determined it is more likely than not that some portion of the deferred tax assets of CBP will not be realized, and therefore valuation allowances of $2,827,749 and $2,587,892 were provided as of December 31, 2013 and 2012, respectively. The change in valuation allowance for the years ended December 31, 2013, 2012 and 2011 was an increase of $1,588,875, a decrease of $1,280,005 and an increase of $830,497, respectively. Management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of the valuation allowances, as of December 31, 2013 and December 31, 2012.

According to the prevailing PRC income tax law and relevant regulations, dividends relating to earnings accumulated beginning on January 1, 2008 that are received by non-PRC-resident enterprises from PRC-resident enterprises are subject to withholding tax at 10%, unless reduced by tax treaties or similar arrangement. Dividends relating to undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. Further, dividends received by the Company from its overseas subsidiaries are subject to the U.S. federal income tax at 34%, less any qualified foreign tax credits. Based on the dividend policy the Company has provided the deferred tax liabilities of $2,467,760 on undistributed earnings of $25 million, approximately 20% of Shandong Taibang’s total undistributed earnings at December 31, 2013. Due to the Company’s plan and intention of reinvesting its earnings in its PRC business, the Company has not provided for the related deferred tax liabilities on the remaining undistributed earnings of the PRC subsidiaries totaling $162 million as of December 31, 2013.

As of January 1, 2011 and for each of the years ended December 31, 2011, 2012 and 2013, the Company and its subsidiaries did not have any unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

The Company and each of its PRC subsidiaries file income tax returns in the United States and the PRC, respectively. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2007. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100,000 (approximately $15,000). In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. The PRC tax returns for the Company’s PRC subsidiaries are open to examination by the PRC tax authorities for the tax years beginning in 2008.

NOTE 14 – WARRANTS, OPTIONS AND NONVESTED SHARES

Warrants

In connection with the issuance of convertible notes in 2009, which were fully converted by December 31, 2011, the Company issued warrants to purchase 1,194,268 and 93,750 shares of its common stock to the investors and placement agent, respectively.

The summary of warrant activities is as follows:

		Weighted	Average
	Warrants	Average	Remaining
	Outstanding	Exercise Price	Contractual Life
USD
January 1, 2011	937,500	4.80	1.44
Granted	-	-	-
Exercised	-	-	-
December 31, 2011	937,500	4.80	0.44
Granted	-	-	-
Exercised	(937,500)	4.80	-
December 31, 2012	-	-	-
Granted	-	-	-
Exercised	-	-	-
December 31, 2013	-	-	-

In June 2012, the warrants to purchase 937,500 shares of common stock of the Company were exercised and the Company received proceeds of $4,500,000. There were no warrants outstanding thereafter.

The fair values of the warrants that were exercised on June 6 and June 4, 2012, and outstanding as of December 31, 2011 were determined based on the Binominal option pricing model, using the following key assumptions:

	June 6, 2012	June 4, 2012	December 31, 2011

Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.05%	0.04%	0.05%
Time to maturity (in years)	-	-	0.43
Expected volatility	47.4%	37.3%	80.0%
Fair value of underlying common shares (per share)	$9.22	$8.55	$10.46

Change in fair value of derivative liabilities for the years ended December 31, 2011 and 2012 is set forth below:

		Decrease
	Fair value	in fair value	Fair value at	Fair value at	Fair value
	at January	for the year ended	date of warrants	date of notes	at December
	1, 2011	December 31, 2011	exercise	conversion	31, 2011
	USD	USD	USD	USD	USD
Embedded conversion option in the notes	14,561,661	(6,289,661)	-	(8,272,000)	-
Warrants issued to investors	11,095,592	(5,685,173)	-	-	5,410,419
Total	25,657,253	(11,974,834)	-	(8,272,000)	5,410,419

		Decrease
	Fair value	in fair value	Fair value at	Fair value
	at January	for the year ended	date of warrants	at December
	1, 2012	December 31, 2012	exercise	31, 2012
	USD	USD	USD	USD
Warrants issued to investors	5,410,419	(1,769,140)	(3,641,279)	-
Total	5,410,419	(1,769,140)	(3,641,279)	-

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

For the year ended December 31, 2013, stock options to purchase an aggregate of 33,000 common stock were granted to directors and employees at exercise prices ranging from $4.00 to $12.26 which vested immediately.

A summary of stock options activity for the years ended December 31, 2011, 2012 and 2013 is as follows:

			Weighted
		Weighted Average	Average Remaining
	Number of	Exercise	Contractual	Aggregate
	Options	Price	Term in years	Intrinsic Value
		USD		USD
Outstanding as of January 1, 2011	1,906,600	8.50	8.55	15,039,114
Granted	175,000	15.28
Exercised	(75,000)	4.00		(635,250)
Forfeited and expired	(12,000)	12.26
Outstanding as of December 31, 2011	1,994,600	9.24	7.71	5,197,076
Granted	900,000	9.61
Exercised	(90,990)	7.99		(468,322)
Forfeited and expired	(155,001)	9.69
Outstanding as of December 31, 2012	2,648,609	9.39	7.65	18,374,422
Granted	33,000	10.48
Exercised	(648,379)	8.32		(10,923,644)
Forfeited and expired	(150,854)	6.78
Outstanding as of December 31, 2013	1,882,376	9.98	7.20	35,518,897
Vested and expected to vest as of December 31, 2013	1,882,376	9.98	7.20	35,518,897
Exercisable as of December 31, 2013	1,357,376	10.10	6.69	25,450,897

The weighted average option fair value of $8.37 per share or an aggregate of $276,250 on the date of grant during the year ended December 31, 2013, the weighted average option fair value of $7.58 per share or an aggregate of $6,817,649 on the date of grant during the year ended December 31, 2012, and the weighted average option fair value of $8.95 per share or an aggregate of $1,566,250 on the date of grant during the year ended December 31, 2011, were determined based on the Black-Scholes option pricing model using the following weighted average assumptions:

	For the Years Ended
	December 31,	December 31,	December 31,
	2013	2012	2011

Expected volatility	104.00%	104.00%	69.43%
Expected dividends yield	0%	0%	0%
Expected term (in years)	5.38	6.01	5.00
Risk-free interest rate	0.72%	0.82%	1.92%
Fair value of underlying common stock (per share)	$10.48	$9.61	$15.28

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

For the years ended December 31, 2013, 2012 and 2011, the Company recorded stock compensation expense of $3,773,073, $4,335,595 and $4,896,232, respectively, in general and administrative expenses.

As of December 31, 2013, approximately $3,654,022 of stock compensation expense with respect to stock options is to be recognized over weighted average period of approximately 2.22 years.

Nonvested shares

For the years ended December 31, 2012 and 2013, nonvested shares were granted to certain directors and employees (collectively, the “Participant”). Pursuant to the nonvested share grant agreements between the Company and the Participant, the Participant will have all the rights of a stockholder with respect to the nonvested shares. The nonvested shares granted to directors generally vest in one or two years. The nonvested shares granted to employees generally vest in four years.

A summary of nonvested shares activity for the year ended December 31, 2013 is as follow:

	Number of	Grant date weighted
	nonvested shares	average fair value
		USD
Outstanding as of December 31, 2011	-	-
Granted	120,000	9.85
Vested	-	-
Forfeited	-	-
Outstanding as of December 31, 2012	120,000	9.85
Granted	306,500	22.94
Vested	(63,750)	9.85
Forfeited	-	-
Outstanding as of December 31, 2013	362,750	20.91

For the year ended December 31, 2013 and 2012, the Company recorded stock compensation expense of $1,277,723 and $209,332 in general and administrative expenses, respectively.

As of December 31, 2013, approximately $6,724,915 of stock compensation expense with respect to nonvested shares is to be recognized over weighted average period of approximately 3.21 years.

NOTE 15 – STOCKHOLDER RIGHTS PLAN

On November 19, 2012, the Board of Directors adopted a stockholder rights plan (the “Rights Agreement”). Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one right for each share of common stock. Each right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock at an initial exercise price of $60 per share. The Rights Agreement is intended to assure that all of the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to protect stockholders’ interests in the event the Company is confronted with coercive or unfair takeover tactics. As of December 31, 2013, 1,000,000 shares of Series A Participating Preferred Stock were authorized and none was issued or outstanding.

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

NOTE 16 – STATUTORY RESERVES

The Company’s PRC subsidiaries are required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to its statutory surplus reserve until the reserve balance reaches 50% of respective registered capital. The accumulated balance of the statutory reserve as of December 31, 2013 and 2012 was $30,796,531 and $30,772,993, respectively.

NOTE 17– SHARE REPURCHASE

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

NOTE 18 – FAIR VALUE MEASUREMENTS

Management used the following methods and assumptions to estimate the fair value of financial instruments at the relevant balance sheet dates:

• Short-term financial instruments (including cash, time deposit, accounts receivable, other receivables, short-term bank loans, accounts payable, other payables and accrued expenses, and amount due to related parties) – The carrying amounts of the short-term financial instruments approximate their fair values because of the short maturity of these instruments.

• Restricted cash and deposit – The carrying amounts of the restricted cash and deposit approximate their fair value. The fair value is estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar borrowing.

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

NOTE 19 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the years ended December 31, 2013, 2012 and 2011 are as follows:

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	USD	USD	USD
Human Albumin	89,671,619	82,450,825	83,433,691
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	77,341,616	72,005,196	49,482,514
Other Immunoglobulin products	19,682,927	19,377,603	16,669,069
Placenta Polypeptide	12,150,539	10,088,754	1,935,428
Others	4,510,155	891,117	1,571,587
Total	203,356,856	184,813,495	153,092,289

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Capital commitments

At December 31, 2013, commitments outstanding for the purchase of property, plant and equipment approximated $4,619,975.

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

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital injection with the local Administration for Industry and Commerce, or AIC, pursuant to the Equity Purchase Agreement, and such request was approved by the majority shareholders of Guizhou Taibang in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request, pending the outcome of the ongoing litigation. In March 2012, the Company received a subpoena that Jie’an brought suit in the People’s Court of Huaxi District, Guizhou Province, against Guizhou Taibang, alleging Guizhou Taibang’s withholding of its request. Jie’an requested that Guizhou Taibang register its 1.8 million shares of capital injection, pay dividends associated with these shares, as well as the related interest and penalty from May 2007 to December 2011 amounting to $3,967,500 (or RMB25,000,000) in aggregate, and return the over-paid subscription of $228,528 (or RMB1,440,000), as well as the interest and penalty, amounting to $1,587,000 (or RMB10,000,000) in aggregate. The People’s Court of Huaxi District, Guizhou Province, has accepted Jie’an’s suit. In May 2012, Guizhou Taibang was informed by the court that the case was postponed upon the request from Jie’an.

In December 2013, Jie’an brought suit again in the People’s Court of Huaxi District, Guizhou Province, against Guizhou Taibang, again alleging Guizhou Taibang’s withholding of its request. The People’s Court of Huaxi District, Guizhou  Province, has accepted Jie’an’s suit and heard the case on February 26, 2014. The Company is awaiting the judgment as of the date of this report. If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated below, the Company does not expect Jie’an to prevail. As of December 31, 2013, the Company had recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $825,048) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $235,728) for the over-paid subscription and RMB2,937,473 (approximately $480,864) for the accrued interest.

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

In October, 2010, the High Court of Guizhou ruled in favor of the Company and denied the strategic investors’ right as shareholders of Guizhou Taibang, as well as their entitlement to the dividends. In light of the Guizhou ruling, the Company returned the proceeds of $1,699,040 (or RMB11,200,000) to one of the strategic investors in November 2010. In October 2010, the other strategic investors appealed to the PRC Supreme Court in Beijing on the ruling of the High Court of Guizhou. The PRC Supreme Court overruled the decision of the High Court of Guizhou and remanded the case to the High Court of Guizhou for retrial. In January 2012, the strategic investors re-filed their case to the High Court of Guizhou requesting, in addition to the share distribution, the distribution of dividends and interest in the amount of RMB18,349,345 (approximately $2,990,943) and RMB2,847,000 (approximately $464,061), respectively. In December 2012, the High Court of Guizhou affirmed the judgment against the strategic investors. In January 2013, the strategic investors appealed to the PRC Supreme Court on the ruling again and the appeal was accepted.

In September 2013, the PRC Supreme Court made the final judgment against the strategic investors and denied the strategic investors’ right as shareholders of Guizhou Taibang and their claim for the related dividend distribution. In November 2013, the strategic investors appealed to the PRC Supreme Court on the judgement and was rejected by the PRC Supreme Court on January 17, 2014. As of December 31, 2013, Guizhou Taibang has made provision for the strategic investors’ initial fund along with RMB17,174,807 (approximately $2,811,516) in accrued interest, and RMB509,600 (approximately $83,422) for the 1% penalty imposed by the agreement for any breach in the event that Guizhou Taibang is required to return their original investment amount to the strategic investors.

In April 2013, the Company countersued the strategic investors in the Intermediate Court of Guiyang City alleging their breach of the Security Law in the PRC and requested a consideration of $6,064,800 (or RMB38,000,000) for the related expenses and losses, and Guizhou Intermediate Court accepted the case. The Company is awaiting the hearing of the above case as of the date of this report.

NOTE 21 – RELATED PARTY TRANSACTIONS

The material related party transactions undertaken by the Company with related parties for the years ended December 31, 2013, 2012 and 2011 are presented as follows:

	For the Years Ended
	December 31,	December 31,	December 31,
	2013	2012	2011
	USD	USD	USD
Sales of products to related parties(1)	-	-	243,563
Commission expenses with related parties(1)	3,620,335	3,591,836	747,372

The material related party balances at December 31, 2013 and 2012 are presented as follows:

Liabilities	Purpose	December 31, 2013	December 31, 2012
		USD	USD
Other payable – a related party(1)	Commission	351,955	339,272
Other payable – a related party(2)	Loan	2,383,472	2,311,044
Other payable – a related party(3)	Contribution	2,929,903	-
Other payable – related parties(4)	Contribution	1,541,640	1,431,308
Total other payable – related parties		7,206,970	4,081,624

(1)
During the year ended December 31, 2011, Guizhou Taibang signed an agency contract with Guizhou Eakan Co., Ltd. (“Guizhou Eakan”), an affiliate of one of the Guizhou Taibang’s noncontrolling interest shareholders, pursuant to which Guizhou Taibang would pay commission to Guizhou Eakan for the promotion of the product of Placenta Polypeptide. As of December 31, 2013 and 2012, Guizhou Taibang accrued commission payable of $351,955 and $339,272 for service rendered by Guizhou Eakan. The commission expense for service rendered by Guizhou Eakan amounted to $3,620,335, $3,591,836, and $747,372 for the years ended December 31, 2013, 2012 and 2011, respectively.

Prior to the signing of the agency contract with Guizhou Eakan, Guizhou Taibang provided processing services to Guizhou Eakan. Guizhou Taibang’s total income from processing services to Guizhou Eakan amounted to nil, nil and $243,563 for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)
Guizhou Taibang has payables to Guizhou Eakan Investing Corp., amounting to approximately $2,383,472 and $2,311,044 as of December 31, 2013 and 2012, respectively. Guizhou Eakan Investing Corp. is one of the noncontrolling interest shareholders of Guizhou Taibang. The Company borrowed this interest free advance for working capital purpose for Guizhou Taibang. The balance is due on demand.

(3)	In December 2013, Guizhou Taibang received a contribution of $2,929,903 from Guizhou Eakan Investing Corp. pending for the registration with the local AIC.

F-31

(4)
Guizhou Taibang has payables to Jie’an, a noncontrolling interest shareholder of Guizhou Taibang, amounting to approximately $1,541,640 and $1,431,308 as of December 31, 2013 and 2012, respectively. In 2007, Guizhou Taibang received additional contributions from Jie’an of $962,853 (or RMB6,480,000) to maintain Jie’an’s equity interest in Guizhou Taibang at 9%. However, due to a legal dispute among shareholders over raising additional capital as discussed in the legal proceeding section (see Note 20), the contribution is subject to be returned to Jie’an. During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital contribution with the local AIC, pursuant to the Equity Purchase Agreement, and such registration was approved by the majority shareholders of Guizhou Taibang in a shareholders’ meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the completion of the ongoing litigations. If the Company decided to ratify the approval, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an will be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date of Jie’an contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated above, the Company has recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $825,048) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $235,728) for the over-paid subscription and RMB2,937,473 (approximately $480,864) for the accrued interest and penalty as of December 31, 2013.

NOTE 22 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share of common stock for the periods indicated:

	For the Years Ended
	December 31,	December 31,	December 31,
	2013	2012	2011
	USD	USD	USD
Net income attributable to China Biologic Products, Inc.	54,601,551	45,222,189	18,181,710
Earnings allocated to participating nonvested shares	(456,261)	(69,624)	-
Net income allocated to common stockholders used in computing basic net income per common stock	54,145,290	45,152,565	18,181,710
Interest on the notes	-	-	3,582,648
Change in fair value of embedded conversion option in the notes	-	-	(6,289,661)
Change in fair value of warrants issued to investors and placement agent	-	(1,769,140)	(5,685,173)
Net income used in diluted net income per common stock	54,145,290	43,383,425	9,789,524

Weighted average shares used in computing basic net income per common stock	26,410,819	26,153,540	25,028,796
Diluted effect of the notes	-	-	515,068
Diluted effect of warrants issued to investors	-	212,792	551,686
Diluted effect of stock option	1,161,292	473,391	559,112
Weighted average shares used in computing diluted net income per common stock	27,572,111	26,839,723	26,654,662

Net income per common stock – basic	2.05	1.73	0.73
Net income per common stock – diluted	1.96	1.62	0.37

During the year ended December 31, 2013, no option was antidilutive and excluded from the calculation of diluted net income per common stock. Further, rights issued pursuant to the stockholder rights plan (see Note 15) were excluded from the calculation of diluted net income per common stock since they were antidilutive.

During the year ended December 31, 2012, 1,938,009 options with an average exercise price of $11.34, and rights issued pursuant to the stockholder rights plan, were excluded from the calculation of diluted net income per common stock since they were antidilutive.

During the year ended December 31, 2011, 1,164,000 options with an average exercise price of $12.84 were excluded from the calculation of diluted net income per share of common stock since they were antidilutive.

NOTE 23 – CHINA BIOLOGIC PRODUCTS, INC. (PARENT COMPANY)

The following represents condensed unconsolidated financial information of the Parent Company only:

Condensed Balance Sheets:

	December 31, 2013	December 31, 2012
	USD	USD
Cash	679,022	76,101
Prepayments and prepaid expenses	87,548	95,486
Property, plant and equipment, net	544	2,575
Investment in and amounts due from subsidiaries	270,595,266	198,689,734
Total Assets	271,362,380	198,863,896

Other payables and accrued expenses	3,670,817	3,394,180
Long-term loan	30,000,000	-
Total Liabilities	33,670,817	3,394,180

Total Equity	237,691,563	195,469,716

Total Liabilities and Equity	271,362,380	198,863,896

Condensed Statements of Comprehensive Income:

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	USD	USD	USD
Equity in income of subsidiaries	62,457,106	51,063,576	19,848,119
General and administrative expenses	(7,460,763)	(8,048,993)	(9,669,494)
Other expenses, net	(394,792)	(34,543)	(3,708,776)
Change in fair value of derivative liabilities	-	1,769,140	11,974,834
Earnings before income tax expense	54,601,551	44,749,180	18,444,683
Income tax benefit (expense)	-	473,009	(262,973)
Net Income	54,601,551	45,222,189	18,181,710

Condensed Statements of Cash Flows:

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	USD	USD	USD
Net cash provided by (used in) operating activities	197,001	(160,272)	(165,551)
Net cash used in investing activities	-	-	(1,970)
Net cash provided by (used in) financing activities	405,920	-	300,000
Net increase (decrease) in cash	602,921	(160,272)	132,479
Cash at beginning of year	76,101	236,373	103,894
Cash at end of year	679,022	76,101	236,373

NOTE 24 – SUBSEQUENT EVENT

On January 27, 2014, the Company entered into a redemption agreement with one of its individual shareholders, pursuant to which the Company would repurchase 2,500,000 shares of common stock for a consideration of $70,000,000. The transaction was completed on February 28, 2014.

To finance this share repurchase, the Company entered into a credit facility agreement with CMB NY Branch on February 25, 2014. Pursuant to the facility agreement, CMB NY Branch lent to the Company a 24-month US$40,000,000 loan and an 18-month US$30,000,000 loan, secured by time deposits of RMB246,500,000 (approximately $40,352,050) and RMB194,600,000 (approximately $31,856,020), respectively. Both loans bear an interest rate of 3-month LIBOR plus 1.3% per annum and a facility fee of 1.2% per annum.

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

73

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

74

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

75