Form 10-Q
period 2014-03-31
China Biologic Products, Inc.
filed 2014-05-06
CIK 1369868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	23,442,665

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2014

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2014	December 31, 2013
		USD	USD
ASSETS
Current Assets
Cash and cash equivalents		77,548,247	144,138,487
Time deposit		-	6,608,612
Restricted deposit	6	30,187,800	-
Accounts receivable, net of allowance for doubtful accounts	2	23,484,720	17,270,132
Inventories	3	90,711,805	88,634,855
Prepayments and other current assets		8,595,815	7,641,061
Total Current Assets		230,528,387	264,293,147

Property, plant and equipment, net	4	75,319,270	73,149,072
Land use rights, net		9,131,483	8,213,145
Deposits related to land use rights	5	11,927,245	13,667,130
Restricted cash and deposit, excluding current portion	6	71,665,430	30,523,674
Equity method investment		11,587,587	11,349,807
Other non-current assets		3,792,776	2,585,232
Total Assets		413,952,178	403,781,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term bank loans, including current portion of long-term bank loans	7	34,869,000	9,822,000
Accounts payable		3,032,118	4,445,732
Due to related parties	13	7,152,356	7,206,970
Other payables and accrued expenses		29,414,313	34,852,740
Advance from customers		1,534,479	2,908,853
Income tax payable		5,261,761	4,202,405
Total Current Liabilities		81,264,027	63,438,700

Long-term bank loans, excluding current portion	7	70,000,000	30,000,000
Deferred income		2,978,205	3,003,895
Other liabilities		3,717,754	3,369,003
Total Liabilities		157,959,986	99,811,598

Stockholders’ Equity
Common stock:
par value $0.0001;
100,000,000 shares authorized;
27,398,797 and 27,341,744 shares issued at March 31, 2014 and December 31, 2013, respectively;
23,419,093 and 25,862,040 shares outstanding at March 31, 2014 and December 31, 2013, respectively		2,740	2,734
Additional paid-in capital		73,218,535	72,031,864
Treasury stock: 3,979,704 and 1,479,704 shares at March 31, 2014 and December 31, 2013, respectively, at cost	15	(99,594,080)	(29,594,080)

Retained earnings		192,018,222	173,744,551
Accumulated other comprehensive income		18,963,328	21,506,494
Total equity attributable to China Biologic Products, Inc.		184,608,745	237,691,563

Noncontrolling interest		71,383,447	66,278,046

Total Stockholders’ Equity		255,992,192	303,969,609

Commitments and contingencies	12	-	-

Total Liabilities and Stockholders’ Equity		413,952,178	403,781,207

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the three months ended
	Note	March 31, 2014	March 31, 2013
		USD	USD
Sales	11	56,266,577	54,031,732
Cost of sales		17,715,166	16,616,758
Gross profit		38,551,411	37,414,974

Operating expenses
Selling expenses		2,282,486	1,836,393
General and administrative expenses		7,216,626	8,687,097
Research and development expenses		1,073,566	913,092
Income from operations		27,978,733	25,978,392

Other income (expenses)
Equity in income of an equity method investee		337,363	128,948
Interest expense		(621,207)	(236,174)
Interest income		1,595,878	648,062
Total other income, net		1,312,034	540,836

Earnings before income tax expense		29,290,767	26,519,228

Income tax expense	8	5,338,218	4,606,902

Net income		23,952,549	21,912,326

Less: Net income attributable to noncontrolling interest		5,678,878	6,996,466

Net income attributable to China Biologic Products, Inc.		18,273,671	14,915,860

Net income per share of common stock:	14
Basic		0.72	0.55
Diluted		0.69	0.53
Weighted average shares used in computation:	14
Basic		24,950,549	26,785,541
Diluted		26,132,929	27,915,506

Net income		23,952,549	21,912,326

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes		(3,116,643)	1,396,541

Comprehensive income		20,835,906	23,308,867

Less: Comprehensive income attributable to noncontrolling interest		5,105,401	7,159,157

Comprehensive income attributable to China Biologic Products, Inc.		15,730,505	16,149,710

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

						Accumulated	Equity
	Common stock		Additional			other	attributable
	Number of		paid-in	Retained	Treasury	comprehensive	to China Biologic	Noncontrolling
	shares	Par value	capital	earnings	Stock	income	Products, Inc.	interest	Total equity
		USD	USD	USD	USD	USD	USD	USD	USD
Balance as of January 1, 2014	27,341,744	2,734	72,031,864	173,744,551	(29,594,080)	21,506,494	237,691,563	66,278,046	303,969,609

Net income	-	-	-	18,273,671	-	-	18,273,671	5,678,878	23,952,549
Other comprehensive income	-	-	-	-	-	(2,543,166)	(2,543,166)	(573,477)	(3,116,643)
Share repurchase	-	-	-	-	(70,000,000)	-	(70,000,000)	-	(70,000,000)
Share-based compensation	-	-	980,965	-	-	-	980,965	-	980,965
Common stock issued in connection with:
- Exercise of stock options	51,428	5	205,707	-	-	-	205,712	-	205,712
- Vesting of restricted shares	5,625	1	(1)	-	-	-	-	-	-
Balance as of March 31, 2014	27,398,797	2,740	73,218,535	192,018,222	(99,594,080)	18,963,328	184,608,745	71,383,447	255,992,192

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDESENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31, 2014	March 31, 2013
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	23,952,549	21,912,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,472,397	1,534,507
Amortization	177,001	282,605
Loss on sale of property, plant and equipment	35,795	1,238
Reversal of allowance for doubtful accounts, net	(18,286)	-
Reversal of doubtful accounts - other receivables and prepayments	-	(169)
Write-down of obsolete inventories	9,092	-
Deferred tax expense	920,004	534,678
Share-based compensation	980,965	1,634,735
Equity in income of an equity method investee	(337,363)	(128,948)
Change in operating assets and liabilities:
Accounts receivable	(6,391,825)	(3,294,140)
Prepayment and other current assets	(1,566,829)	(569,804)
Inventories	(2,865,378)	(647,310)
Accounts payable	(1,385,934)	25,644
Other payables and accrued expenses	(3,217,798)	(2,068,529)
Advance from customers	(1,359,641)	1,451,180
Due to related parties	7,075	94,346
Income tax payable	1,103,529	1,267,826
Net cash provided by operating activities	11,515,353	22,030,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for property, plant and equipment	(6,385,851)	(4,977,306)
Payment for intangible assets and land use right	(1,083,278)	(802,136)
Refund of deposits related to land use right	1,635,200	-
Proceeds upon maturity of time deposit	6,608,612	-
Proceeds from sale of property, plant and equipment	174,896	2,416
Net cash provided by (used in) investing activities	949,579	(5,777,026)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the three months ended
	March 31, 2014	March 31, 2013
	USD	USD
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercised	205,712	1,815,858
Repayment of short-term bank loans	(4,905,600)	(3,186,400)
Proceeds from long-term bank loans	70,000,000	-
Payment for deposit as security for long-term bank loans	(72,128,672)	-
Payment for share repurchase	(70,000,000)	-
Acquisition of noncontrolling interest	-	(1,963,913)
Dividend paid by subsidiaries to noncontrolling interest shareholders	(1,409,542)	(4,397,232)
Net cash used in financing activities	(78,238,102)	(7,731,687)

EFFECTS OF FOREIGN EXCHANGE RATE CHANGE ON CASH	(817,070)	579,112

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(66,590,240)	9,100,584

Cash and cash equivalents at beginning of period	144,138,487	129,609,317

Cash and cash equivalents at end of period	77,548,247	138,709,901

Supplemental cash flow information
Cash paid for income taxes	3,276,548	2,804,399
Cash paid for interest expense	331,605	119,490
Noncash investing and financing activities:
Acquisition of property, plant and equipment included in payables	2,574,119	100,086
Transfer from prepayments and deposits to property, plant and equipment	184,279	447,963

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 AND 2013

NOTE 1 – BASIS OF PRESENTATION, SIGNIFICANT CONCENTRATION AND RISKS

(a)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2013 consolidated balance sheet was derived from the audited consolidated financial statements of China Biologic Products, Inc. (the “Company”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2013 audited consolidated financial statements of the Company included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2014, the results of operations for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013, have been made. All significant intercompany transactions and balances are eliminated on consolidation.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment and intangibles with definite lives, the allowance for doubtful accounts, the fair value determinations of equity instruments and stock compensation awards, the realizability of deferred tax assets and inventories, the recoverability of intangible assets, land use rights and property, plant and equipment, and accruals for income tax uncertainties and other contingencies.

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

The Company maintains cash and deposit balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for its bank accounts located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for its bank accounts located in Hong Kong. Cash and deposit balances maintained at financial institutions or state-owned banks in the PRC are not covered by insurance. Total cash at banks and deposits as of March 31, 2014 and December 31, 2013 amounted to $179,041,514 and $180,858,848, respectively, of which $253,883 and $679,022 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

The Company’s two major products are human albumin and human immunoglobulin for intravenous injection (“IVIG”). Human albumin accounted for 42.3% and 37.9% of the total sales for the three months ended March 31, 2014 and 2013, respectively. IVIG accounted for 36.5% and 47.5% of the total sales for the three months ended March 31, 2014 and 2013, respectively. If the market demands for human albumin and IVIG cannot be sustained in the future or the price of human albumin and IVIG decreases, the Company’s operating results could be adversely affected.

Substantially all of the Company’s customers are located in the PRC. There was one customer that individually comprised 10% or more of the total sales during the three months ended March 31, 2014. There were no customers that individually comprised 10% or more of the total sales during the three months ended March 31, 2013. No individual customer represented 10% or more of trade receivables at March 31, 2014 and December 31, 2013, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There were no suppliers that comprised 10% or more of the total purchases for the three months ended March 31, 2014 and 2013, respectively. No vendors individually represented more than 10% of accounts payable at March 31, 2014 and December 31, 2013, respectively.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	USD	USD
Accounts receivable	23,923,319	17,730,821
Less: Allowance for doubtful accounts	(438,599)	(460,689)
Total	23,484,720	17,270,132

A reversal of the allowance for doubtful accounts of $18,286 and nil was recorded during the three months ended March 31, 2014 and 2013, respectively. There was no write-off of accounts receivable for the three months ended March 31, 2014 and 2013, respectively.

NOTE 3 – INVENTORIES

Inventories at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	USD	USD
Raw materials	51,257,420	47,400,578
Work-in-process	22,542,625	20,720,666
Finished goods	16,911,760	20,513,611
Total	90,711,805	88,634,855

An inventory write-down of $9,092 and nil was recorded during the three months ended March 31, 2014 and 2013, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	USD	USD
Buildings	31,745,138	31,714,173
Machinery and equipment	50,590,886	36,919,094
Furniture, fixtures, office equipment and vehicles	7,493,172	8,141,993
Total property, plant and equipment, gross	89,829,196	76,775,260
Accumulated depreciation	(25,837,733)	(25,658,760)
Total property, plant and equipment, net	63,991,463	51,116,500
Construction in progress	8,968,612	19,050,642
Prepayments for property, plant and equipment	2,359,195	2,981,930
Property, plant and equipment, net	75,319,270	73,149,072

Depreciation expense for the three months ended March 31, 2014 and 2013 was $1,472,397 and $1,534,507, respectively.

NOTE 5 – DEPOSITS RELATED TO LAND USE RIGHTS

In 2012, Guizhou Taibang made a refundable payment of RMB83,400,000 (approximately $13,535,820) to the local government in connection with the public bidding for a land use right in Guizhou Province. Given the decrease of the land area to be provided by the local government, RMB23,000,000 (approximately $3,732,900) was refunded by the local government. The remaining deposits will be refunded within one year following the completion of the bidding process.

NOTE 6 – RESTRICTED CASH AND DEPOSIT

On August 7, 2013, the Company made a time deposit of RMB186,000,000 (approximately $30,000,000) with China Merchants Bank Beijing Branch (“CMB BJ Branch”) as a security for an 18-month US$30,000,000 loan lent by China Merchants Bank Co., Ltd., New York Branch (“CMB NY Branch”) (see Note 7).

In February 2014, the Company made time deposits of RMB246,500,000 (approximately $40,000,000) and RMB194,600,000 (approximately $31,583,580) with CMB BJ Branch as a security for a 24-month $40,000,000 loan and an 18-month $30,000,000 loan respectively lent by CMB NY Branch (see Note 7).

NOTE 7 – BANK LOANS

(a)	Current

The Company’s bank loans at March 31, 2014 and December 31, 2013 consisted of the following:

	Maturity	Annual	March 31,	December 31,
Loans	date	interest rate	2014	2013
			USD	USD
Short-term bank loan, unsecured	May 12, 2014	6.00%	-	4,911,000
Short-term bank loan, unsecured	December 22, 2014	6.00%	4,869,000	4,911,000
Current portion of long-term bank loans	February 7, 2015	See note (b)	30,000,000	-
Total			34,869,000	9,822,000

Interest expense on short-term bank loans was $132,744 and $119,490 for the three months ended March 31, 2014 and 2013, respectively.

The Company did not have any revolving line of credit at March 31, 2014.

(b)	Non-current

	March 31, 2014	December 31, 2013
	USD	USD
Long-term bank loans	100,000,000	30,000,000
Less: current portion of long-term bank loans	30,000,000	-
Total non-current bank loans	70,000,000	30,000,000

On August 8, 2013, the Company entered into a credit facility agreement with CMB NY Branch to finance the share repurchase (see Note 15). Pursuant to the facility agreement, CMB NY Branch lends to the Company an 18-month $30,000,000 loan bearing an interest rate of 3-month LIBOR plus 1.6% per annum and a facility fee of 0.7% per annum. The loan is secured by a time deposit of RMB186,000,000 (approximately $30,000,000) held at CMB BJ Branch.

The Company entered into a credit facility agreement with CMB NY Branch on February 25, 2014. Pursuant to the facility agreement, CMB NY Branch lent to the Company a 24-month $40,000,000 loan and an 18-month $30,000,000 loan, secured by time deposits of RMB246,500,000 (approximately $40,000,000) and RMB194,600,000 (approximately $31,583,580), respectively, held at CMB BJ Branch. Both loans bear an interest rate of 3-month LIBOR plus 1.3% per annum and a facility fee of 1.2% per annum.

NOTE 8 – INCOME TAX

On October 31, 2011, Shandong Taibang received a notice from the Shandong provincial government that the High and New Technology Enterprise qualification has been renewed for an additional three years which entitled it to a 15% preferential income tax rate from 2011 to 2013. Subject to reapplication, Shandong Taibang’s High-Tech Enterprise status will enable it to continue to enjoy the preferential income tax rate. Management believes that Shandong Taibang meets all the criteria for the reapplication of High-Tech Enterprise status.

According to Cai Shui [2011] No. 58 dated July 27, 2011, Guizhou Taibang, being a qualified enterprise located in the western region of PRC, enjoys a preferential income tax rate of 15% effective retroactively from January 1, 2011 to December 31, 2020.

The Company’s effective income tax rates were 18% and 17% for the three months ended March 31, 2014 and 2013, respectively.

As of and for the three months ended March 31, 2014, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits to change significantly within the next 12 months.

NOTE 9 – OPTIONS AND NONVESTED SHARES

Options

A summary of stock options activity for three months ended March 31, 2014 is as follow:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
		USD		USD
Outstanding at December 31, 2013	1,882,376	9.98	7.20	35,518,897
Granted	-	-
Exercised	(51,428)	4.00		1,554,782
Forfeited and expired	-	-
Outstanding at March 31, 2014	1,830,948	10.15	7.03	45,043,505

Vested and expected to vest	1,830,948	10.15	7.03	45,043,505
Exercisable at March 31, 2014	1,330,948	10.32	6.56	32,516,005

For the three months ended March 31, 2014 and 2013, the Company recorded stock compensation expense of $427,447 and $1,464,933, respectively, in general and administrative expenses.

At March 31, 2014, approximately $3,226,575 of stock compensation expense with respect to the non-vested stock options is expected to be recognized over approximately 1.97 years.

Nonvested shares

A summary of nonvested shares activity for the three months ended March 31, 2014 is as follows:

	Number of nonvested shares	Grant date weighted average fair value
		USD
Outstanding at December 31, 2013	362,750	20.91
Granted	-	-
Vested	(5,625)	18.58
Forfeited	-	-
Outstanding at March 31, 2014	357,125	20.94

For the three months ended March 31, 2014 and 2013, the Company recorded stock compensation expense of $553,518 and $169,802 respectively in general and administrative expenses.

At March 31, 2014, approximately $6,171,398 of stock compensation expense with respect to nonvested shares is expected to be recognized over approximately 2.94 years.

NOTE 10 – FAIR VALUE MEASUREMENTS

Management used the following methods and assumptions to estimate the fair value of financial instruments at the relevant balance sheet dates:

• Short-term financial instruments (including cash, time deposit, accounts receivable, other receivables, short-term bank loans including current portion of long-term bank loans, accounts payable, other payables and accrued expenses, and amount due to related parties) – The carrying amounts of the short-term financial instruments approximate their fair values because of the short maturity of these instruments.

• Restricted cash and deposit – The carrying amounts of the restricted cash and deposit approximate their fair value. The fair value is estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar borrowing.

• Long-term bank loan excluding current portion of long-term bank loans– fair value is based on the amount of future cash flows associated with the long-term bank loan discounted at the Company’s current borrowing rate for similar debt instruments of comparable terms. The carrying value of the long-term bank loan approximate its fair value as the long-term bank loan carry variable interest rate which approximate rate currently offered by the Company’s bankers for similar debt instruments of comparable maturities.

NOTE 11 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the three months ended March 31, 2014 and 2013 are as follows:

	For the three months ended
	March 31, 2014	March 31, 2013
	USD	USD
Human Albumin	23,781,001	20,501,311
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	20,529,771	25,661,871
Other Immunoglobulin products	8,283,248	5,099,725
Placenta Polypeptide	2,626,553	2,184,163
Others	1,046,004	584,662
Total	56,266,577	54,031,732

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Capital commitments

At March 31, 2014, commitments outstanding for the purchase of property, plant and equipment approximated $6,150,000.

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

In December 2013, Jie’an brought suit again in the People’s Court of Huaxi District, Guizhou Province, against Guizhou Taibang, again alleging Guizhou Taibang’s withholding of its request. The People’s Court of Huaxi District, Guizhou Province, has accepted Jie’an’s suit and heard the case on February 26, 2014. The Company is awaiting the judgment as of the date of this report. If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date on which Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated below, the Company does not expect Jie’an to prevail. As of March 31, 2014, the Company had recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $817,992) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $233,712) for the over-paid subscription and RMB3,035,737 (approximately $492,700) for the accrued interest.

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

In October, 2010, the High Court of Guizhou ruled in favor of the Company and denied the strategic investors’ right as shareholders of Guizhou Taibang, as well as their entitlement to the dividends. In light of this ruling, the Company returned the proceeds of $1,699,040 (or RMB11,200,000) to one of the strategic investors in November 2010. In October 2010, the other strategic investors appealed to the PRC Supreme Court in Beijing on the ruling of the High Court of Guizhou. The PRC Supreme Court overruled the decision of the High Court of Guizhou and remanded the case to the High Court of Guizhou for retrial. In January 2012, the strategic investors re-filed their case to the High Court of Guizhou requesting, in addition to the share distribution, the distribution of dividends and interest in the amount of RMB18,349,345 (approximately $2,978,099) and RMB2,847,000 (approximately $462,068), respectively. In December 2012, the High Court of Guizhou affirmed the judgment against the strategic investors. In January 2013, the strategic investors appealed to the PRC Supreme Court on the ruling again and the appeal was accepted.

In September 2013, the PRC Supreme Court made the final judgment against the strategic investors and denied the strategic investors’ right as shareholders of Guizhou Taibang and their claim for the related dividend distribution. In November 2013, the strategic investors requested the PRC Supreme Court to reconsider the judgment and such request was rejected by the PRC Supreme Court on January 17, 2014. As of March 31, 2014, Guizhou Taibang had made provision for the strategic investors’ initial fund along with RMB17,777,742 (approximately $2,885,328) in accrued interest, and RMB509,600 (approximately $82,708) for the 1% penalty imposed by the agreement for any breach in the event that Guizhou Taibang is required to return their original investment amount to the strategic investors.

In April 2013, the Company countersued the strategic investors in the Intermediate Court of Guiyang City alleging their breach of the Security Law in the PRC and requested a consideration of $6,064,800 (or RMB38,000,000) for the related expenses and losses, and Guizhou Intermediate Court accepted the case. The Company is awaiting the hearing of the above case as of the date of this report.

NOTE 13 – RELATED PARTY TRANSACTIONS

The material related party transactions undertaken by the Company with related parties for the three months ended March 31, 2014 and 2013 are presented as follows:

	For the three months ended
	March 31, 2014	March 31, 2013
	USD	USD
Commission expenses with related parties(1)	798,795	643,255

The related party balances as at March 31, 2014 and December 31, 2013 are presented as follows:

Liabilities	Purpose	March 31, 2014	December 31, 2013
		USD	USD
Other payable – a related party(1)	Commission	340,019	351,955
Other payable – a related party(2)	Loan	2,363,088	2,383,472
Other payable – a related party(3)	Contribution	2,904,845	2,929,903
Other payable – related parties(4)	Contribution	1,544,404	1,541,640
Total other payable – related parties		7,152,356	7,206,970

(1)	During the year ended December 31, 2011, Guizhou Taibang signed an agency contract with Guizhou Eakan Co., Ltd. (“Guizhou Eakan”), an affiliate of one of the Guizhou Taibang’s noncontrolling interest shareholders, pursuant to which Guizhou Taibang would pay commission to Guizhou Eakan for the promotion of the product of Placenta Polypeptide. At March 31, 2014 and December 31, 2013, Guizhou Taibang accrued commission payable of $340,019 and $351,955 for service rendered by Guizhou Eakan, respectively. For the three months ended March 31, 2014 and 2013, commission expense for service rendered by Guizhou Eakan was $798,795 and $643,255, respectively.

(2)	Guizhou Taibang has payables to Guizhou Eakan Investing Corp., amounting to approximately $2,363,088 and $2,383,472 at March 31, 2014 and December 31, 2013, respectively. Guizhou Eakan Investing Corp. is one of the noncontrolling interest shareholders of Guizhou Taibang. The Company borrowed this interest free advance for working capital purpose for Guizhou Taibang. The balance is due on demand.

(3)	In December 2013, Guizhou Taibang received a contribution of RMB17,898,000 (approximately $2,904,845) from Guizhou Eakan Investing Corp. pending for the registration with the local AIC.

(4)	Guizhou Taibang has payables to Jie’an, a noncontrolling interest shareholder of Guizhou Taibang, amounting to approximately $1,544,404 and $1,541,640 at March 31, 2014 and December 31, 2013, respectively. In 2007, Guizhou Taibang received additional contributions from Jie’an of $962,853 (or RMB6,480,000) to maintain Jie’an’s equity interest in Guizhou Taibang at 9%. However, due to a legal dispute among shareholders over raising additional capital as discussed in the legal proceeding section (see Note 12), the contribution is subject to be returned to Jie’an. During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital contribution with the local AIC, pursuant to the Equity Purchase Agreement, and such registration was approved by the majority shareholders of Guizhou Taibang in a shareholders’ meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the completion of the ongoing litigations. If the Company decided to ratify the approval, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an will be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date on which Jie’an’s contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated above, the Company has recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $817,992) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $233,712) for the over-paid subscription and RMB3,035,737 (approximately $492,700) for the accrued interest and penalty at March 31, 2014.

NOTE 14 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the three months ended
	March 31, 2014	March 31, 2013
	USD	USD
Net income attributable to China Biologic Products, Inc.	18,273,671	14,915,860
Earnings allocated to participating nonvested shares	(259,779)	(72,594)
Net income used in basic/diluted net income per common stock	18,013,892	14,843,266

Weighted average shares used in computing basic net income per common stock	24,950,549	26,785,541
Diluted effect of stock option	1,182,380	1,129,965
Weighted average shares used in computing diluted net income per common stock	26,132,929	27,915,506

Net income per common stock – basic	0.72	0.55
Net income per common stock – diluted	0.69	0.53

During the three months ended March 31, 2014 and 2013, no option was antidilutive and excluded from the calculation of diluted net income per common stock.

NOTE 15 – SHARE REPURCHASE

On January 27, 2014, the Company entered into a redemption agreement with one of its individual shareholders, pursuant to which the Company repurchased 2,500,000 shares of common stock for a consideration of $70,000,000. The transaction was completed on February 28, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; expectations regarding governmental approvals of our new products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“China Biologic”, the “Company”, “we”, “us”, or “our”, are to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries;
•	“Taibang Biological” are to our wholly owned subsidiary Taibang Biological Limited, a BVI company, formerly Logic Express Limited;
•	“Taibang Holdings” are to our wholly owned subsidiary Taibang Holdings (Hong Kong) Limited, a Hong Kong company, formerly Logic Holdings (Hong Kong) Limited;
•	“Taibang Biotech” are to our wholly owned subsidiary Taibang Biotech (Shandong) Co., Ltd., a PRC company, formerly Logic Management and Consulting (China) Co., Ltd.;
•	“Taibang Beijing” are to our wholly owned subsidiary Taibang (Beijing) Pharmaceutical Research Institute Co., Ltd., a PRC company, formerly Logic Taibang Biotech Institute (Beijing);
•	“Dalin” are to our wholly owned subsidiary Guiyang Dalin Biologic Technologies Co., Ltd., a PRC company;
•	“Shandong Taibang” are to our majority owned subsidiary Shandong Taibang Biological Products Co. Ltd., a sino-foreign joint venture incorporated in China;
•	“Taibang Medical” are to our wholly owned subsidiary Shandong Taibang Medical Company, a PRC company;
•	“Guizhou Taibang” are to our majority owned subsidiary Guizhou Taibang Biological Products Co., Ltd., a PRC company, formerly Guiyang Qianfeng Biological Products Co., Ltd.;
•	“Huitian” are to our minority owned investee Xi’an Huitian Blood Products Co., Ltd., a PRC company;
•	“Board” are to our board of directors;
•	“BVI” are to the British Virgin Islands;
•	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;
•	“PRC” and “China” are to the People’s Republic of China;
•	“SEC” are to the Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“Renminbi” and “RMB” are to the legal currency of China;
•	“U.S. dollars”, “dollars” and “$” are to the legal currency of the United States; and
•	“New GMP Standard” are to the Drug Good Manufacturing Practice Regulations enacted by China’s Ministry of Health on February 12, 2001 and the Good Manufacturing Practice Implementation Guidelines published by China’s State Food and Drug Administration on February 24, 2011.

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

Our principal products are human albumin and immunoglobulin products. Albumin has been used for almost 50 years to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. Immunoglobulin is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as the principal raw material. Human albumin and human immunoglobulin for intravenous injection, or IVIG products, are our top-selling products. Sales of human albumin products represented approximately 42.3% and 37.9% of our total sales for the three months ended March 31, 2014 and 2013, respectively. Sales of IVIG products represented approximately 36.5% and 47.5% of our total sales for the three months ended March 31, 2014 and 2013, respectively. All of our products are prescription medicines administered in the form of injections.

We sell our products primarily to hospitals and inoculation centers in the PRC directly or through approved distributors. We usually sign short-term contracts with customers and therefore our largest customers have changed over the years. For the three months ended March 31, 2014 and 2013, our top five customers accounted for approximately 23.3% and 8.8%, respectively, of our total sales. As we continue to expand our geographic presence and diversify our customer base and product mix, we expect that our largest customers will continue to change from year to year.

We operate and manage our business as a single segment. We do not account for the results of our operations on a geographic or other basis.

Our principal executive offices are located at 18th Floor, Jialong International Building, 19 Chaoyang Park Road, Chaoyang District, Beijing 100125, the People’s Republic of China. Our corporate telephone number is + (86) 10-6598-3111 and our fax number is + (86) 10-6598-3222. We maintain a website at http://www.chinabiologic.com, which contains information about the Company, but that information is not part of this report.

Recent Development

On January 27, 2014, the Company entered into a redemption agreement with one of its individual shareholders, pursuant to which the Company repurchased 2,500,000 shares of common stock for a consideration of $70,000,000. The transaction was completed on February 28, 2014.

Guizhou Taibang completed the Good Manufacturing Practice ("GMP") upgrade of its placenta polypeptide production facility in November 2013 and received the GMP certification for such upgraded facilities from the China Food and Drug Administration ("CFDA") in January 2014.

Guizhou Taibang obtained the GMP certification for plasma production facility from the CFDA and resumed commercial production in March 2014.

Guizhou Taibang also obtained the GMP certification for its production facility of human prothrombin complex concentrate from CFDA and commenced commercial production in March 2014.

First Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended March 31, 2014:

•	Sales: Sales increased by $2,234,845, or 4.1%, to $56,266,577 for the three months ended March 31, 2014, from $54,031,732 for the same period in 2013.

•	Gross profit: Gross profit increased by $1,136,437, or 3.0%, to $38,551,411 for the three months ended March 31, 2014, from $37,414,974 for the same period in 2013.

•	Income from operations: Income from operations increased by $2,000,341, or 7.7%, to $27,978,733 for the three months ended March 31, 2014, from $25,978,392 for the same period in 2013.

•	Net income attributable to the Company: Net income increased by $3,357,811, or 22.5%, to $18,273,671 for the three months ended March 31, 2014, from $14,915,860 for the same period in 2013.

•	Diluted net income per share: Diluted net income per share was $0.69 for the three months ended March 31, 2014, as compared to $0.53 for the same period in 2013.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and March 31, 2013

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in U.S. dollars)

	For the three Months Ended March 31,
	2014		2013
	$	% of Total Sales	$	% of Total Sales
Sales	56,266,577	100.0	54,031,732	100.0
Cost of sales	17,715,166	31.5	16,616,758	30.8
Gross margin	38,551,411	68.5	37,414,974	69.2
Operating expenses:
Selling expenses	2,282,486	4.1	1,836,393	3.4
General and administrative expenses	7,216,626	12.8	8,687,097	16.1
Research and development expenses	1,073,566	1.9	913,092	1.7
Total operating expenses	10,572,678	18.8	11,436,582	21.2
Income from operations	27,978,733	49.7	25,978,392	48.1
Other income (expenses):
Equity in income of an equity method investee	337,363	0.6	128,948	0.2
Interest expense	(621,207)	(1.1)	(236,174)	(0.4)
Interest income	1,595,878	2.8	648,062	1.2
Total other income, net	1,312,034	2.3	540,836	1.0
Earnings before income tax expense	29,290,767	52.1	26,519,228	49.1
Income tax expense	5,338,218	9.5	4,606,902	8.5
Net income	23,952,549	42.6	21,912,326	40.6
Less: Net income attributable to noncontrolling interest	5,678,878	10.1	6,996,466	12.9
Net income attributable to the Company	18,273,671	32.5	14,915,860	27.6
Net income per share of common stock
Basic	0.72		0.55
Diluted	0.69		0.53

Sales

Our sales increased by $2,234,845, or 4.1%, to $56,266,577 for the three months ended March 31, 2014, compared to $54,031,732 for the same period in 2013. Such increase of sales was mainly due to the increase in sales by Shandong Taibang for the first quarter of 2014, partially offset by the reduced sales volume as a result of the planned production suspension of Guizhou Taibang during this period. The increased sales by Shandong Taibang were attributable to a combined effect of price and volume increases of certain plasma-based products during this period. On the other hand, Guizhou Taibang reduced the sales volume of its plasma-based products during this period in order to smooth out the impact of the reduced production volume and maintain its sales channels and customer relationships during the period of production suspension. Guizhu Taibang has suspended its production since June 2013. In addition, foreign exchange translation accounted for 2.6% of the sales increase.

The following table summarizes the breakdown of sales by significant types of product:

	For the three Months Ended March 31,				Change
	2014		2013
	$	%	$	%	Amount	%
Human Albumin	23,781,001	42.3	20,501,311	37.9	3,279,690	16.0
Immunoglobulin products:
IVIG	20,529,771	36.5	25,661,871	47.5	(5,132,100)	(20.0)
Other Immunoglobulin products	8,283,248	14.7	5,099,725	9.5	3,183,523	62.4
Placenta Polypeptide	2,626,553	4.7	2,184,163	4.0	442,390	20.3
Others	1,046,004	1.8	584,662	1.1	461,342	78.9
Totals	56,266,577	100.0	54,031,732	100.0	2,234,845	4.1

During the three months ended March 31, 2014 as compared to the three months ended March 31, 2013:

•	the average price for our approved human albumin products, which accounted for 42.3% of our total sales for the three months ended March 31, 2014, increased by approximately 5.2% and, excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 2.5%; and

•	the average price for our approved IVIG products, which accounted for 36.5% of our total sales for the three months ended March 31, 2014, increased by approximately 0.9%, and excluding the foreign exchange translation effect, their average price in RMB term decreased by approximately 1.7%.

The price increase of human albumin products was mainly due to the increase of retail price ceiling announced by China National Development and Reform Commission in January 2013, which came into effect on February 1, 2013. This increased retail price ceiling provides us with more flexibility in pricing our human albumin products and allows us to increase our ex-factory prices in certain regional markets. The price decrease of IVIG products, excluding the foreign exchange translation effect, was mainly attributable to the increased sales through distributors in tier one cities. To improve brand recognition, we increased our market share in tier one cities through distributors with lower sale price as compared to our direct sales to hospitals for the first quarter of 2014, resulting in a decline on the average sales price.

The sales volumes of our products in general depend on market demands and our production volumes. The production volumes of our human albumin products depend primarily on general plasma supply. The production volumes of our IVIG products depend primarily on general plasma supply and secondarily on the allocation of production capacity among human immunoglobulin products, which include IVIG and other hyper-immune products. The production volumes of our hyper-immune products, which include human rabies immunoglobulin, human hepatitis B immunoglobulin and human tetanus immunoglobulin products, are subject to the availabilities of specific vaccinated plasma and our production capacity. The supply of specific vaccinated plasma in general requires several months of lead time. Our production facility currently can only accommodate the production of one type of hyper-immune products at any given time and we rotate the production of different types of hyper-immune products from time to time in response to market demand. As such, the sales volume of any given type of hyper-immune products may vary significantly from quarter to quarter. Depending on the market demand and profit margins of IVIG products and hyper-immune products at any given period, we also adjust the production volume of IVIG products from time to time to optimize our product mix.

The sales volume of our human albumin products increased by 10.3% in the first quarter of 2014 as compared to the same period in 2013. The increase in sales volume of human albumin products was primarily due to increased sales volumes at Shandong Taibang, partially offset by reduced sales volume as a result of the planned production suspension of Guizhou Taibang during this period. The increase of the sales volume was in line with the increase of the market demand for domestic human albumin as a result of the decreased importation in the first quarter of 2014. The sales volume of our IVIG products decreased by 20.7% in the first quarter of 2014 as compared to the same period in 2013. The decrease in sales volume of IVIG was primarily due to the reduced production volume as a result of the planned production suspension of Guizhou Taibang during this period. In addition, Shandong Taibang increased the production of human rabies immunoglobulin products with comparatively higher gross margin and thus reduced the production of IVIG products for the first quarter of 2014.

The sales increase of other immunoglobulin products in the first quarter of 2014 as compared to the same period in 2013 was mainly attributable to the increase in sales volume of human rabies immunoglobulin products, partially offset by the decrease in sales volume of human tetanus immunoglobulin products. The increase in sales volume of human rabies immunoglobulin was primarily a result of increased production volume during this period. We increased the supply of rabies vaccinated plasma and expanded their production in Shandong Taibang starting in the second half of 2013. The improvements on production yield as a result of our research and development efforts also contributed to the increase of production volume. For the first quarter of 2014, we increased our sales of human rabies immunoglobulin products by $5,235,592 as compared to the same period in 2013. The decrease in sales volume of human tetanus immunoglobulin products was primarily a result of the planned production suspension of Guizhou Taibang during this period.

The sales increase of other products in the first quarter of 2014 as compared to the same period in 2013 was mainly attributable to the ramp-up of human coagulation factor VIII (200IU) in Shandong Taibang, which was launched in early 2013.

Cost of sales & gross profit

	For the three Months Ended March 31,		Change
	2014	2013	Amount	%
Cost of sales	$17,715,166	$16,616,758	$1,098,408	6.6%
as a percentage of total sales	31.5%	30.8%		0.7%
Gross Profit	$38,551,411	$37,414,974	$1,136,437	3.0%
Gross Margin	68.5%	69.2%		(0.7%)

Our cost of sales was $17,715,166, or 31.5% of our sales for the three months ended March 31, 2014, as compared to $16,616,758, or 30.8% of our sales for the same period in 2013. Our gross profit was $38,551,411 and $37,414,974 for the three months ended March 31, 2014 and 2013, respectively, representing gross margins of 68.5% and 69.2%, respectively. In general, our cost of sales and gross margin are affected by the volume and pricing of our sold products, raw material costs, production mix and respective yields, inventory provisions, production cycles and routine maintenance costs.

The increase in cost of sales in the three month ended March 31, 2014 as compared to the same period in 2013 was largely in line with the increases in sales volume and cost of plasma. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors, which was in line with the industry practice. We expected the nutrition fees to be paid to donors continue to increase as a result of improving living standards in China. Consequently, future improvements on margins will need to be derived from increases in product pricing and volume, product mix, yields and manufacturing efficiency. The increase in cost of sales as a percentage of sales in the three month ended March 31, 2014 as compared to the same period in 2013 was mainly due to the increase in cost of plasma partially offset by the change of our product mix to include products with higher margins.

Operating expenses

	For the three Months Ended March 31,		Change
	2014	2013	Amount	%
Operating expenses	$10,572,678	$11,436,582	$(863,904)	(7.6%)
as a percentage of total sales	18.8%	21.2%		(2.4%)

Our total operating expenses decreased by $863,904, or 7.6%, to $10,572,678 for the three months ended March 31, 2014, from $11,436,582 for the same period in 2013. As a percentage of sales, total expenses decreased by 2.4% to 18.8% for the three months ended March 31, 2014, from 21.2% for the same period in 2013. The decrease of the total operating expenses was mainly due to the decrease of the general and administrative expenses as discussed below.

Selling expenses

	For the three Months Ended March 31,		Change
	2014	2013	Amount	%
Selling expenses	$2,282,486	$1,836,393	$446,093	24.3%
as a percentage of total sales	4.1%	3.4%		0.7%

Our selling expenses increased by $446,093, or 24.3%, to $2,282,486 for the three months ended March 31, 2014, from $1,836,393 for the same period in 2013. As a percentage of sales, our selling expenses for the three months ended March 31, 2014 increased by 0.7% to 4.1%, from 3.4% for the same period in 2013. The increase was mainly due to the increased sales of placenta polypeptide with comparatively higher selling expenses for the first quarter of 2014 as compared to the same period in 2013.

General and administrative expenses

	For the three Months Ended March 31,		Change
	2014	2013	Amount	%
General and administrative expenses	$7,216,626	$8,687,097	$(1,470,471)	(16.9%)
as a percentage of total sales	12.8%	16.1%		(3.3%)

Our general and administrative expenses decreased by $1,470,471, or 16.9%, to $7,216,626 for the three months ended March 31, 2014, from $8,687,097 for the same period in 2013. General and administrative expenses as a percentage of sales decreased by 3.3% to 12.8% for the three months ended March 31, 2014, from 16.1% for the same period in 2013. The decrease in general and administrative expenses was mainly due to a decrease of share-based compensation for the three months ended March 31, 2014 as compared to the same period of 2013. In addition, we incurred amortization expenses in the first quarter of 2013 in relation to the GMP certificates with respect to the acquisition of Guizhou Taibang in 2008. Given that such intangible assets had been fully amortized by the end of 2013, we did not incur the corresponding expenses in the first quarter of 2014.

Research and development expenses

	For the three Months Ended March 31,		Change
	2014	2013	Amount	%
Research and development expenses	$1,073,566	$913,092	$160,474	17.6%
as a percentage of total sales	1.9%	1.7%		0.2%

Our research and development expenses increased by $160,474, or 17.6%, to $1,073,566 for the three months ended March 31, 2014, from $913,092 for the same period in 2013. As a percentage of sales, our research and development expenses for the three months ended March 31, 2014 and 2013 were 1.9% and 1.7%, respectively. The increase in research and development expenses was mainly due to the expenditure paid for certain clinical trial programs and the engagement of external experts for certain pipeline products during the three months ended March 31, 2014.

Income tax

	For the three Months Ended March 31,		Change
	2014	2013	Amount	%
Income tax	$5,338,218	$4,606,902	$731,316	15.9%
as a percentage of total sales	9.5%	8.5%		1.0%

Our provision for income taxes increased by $731,316, or 15.9%, to $5,338,218 for the three months ended March 31, 2014, from $4,606,902 for the same period in 2013. Our effective income tax rates were 18.2% and 17.4% for the three months ended March 31, 2014 and 2013, respectively. The difference between our effective income tax rate and the tax rate of 15% applicable to our major operating subsidiaries in the PRC for the period ended March 31, 2014 was primarily due to the withholding income tax expenses accrued on Shandong Taibang’s net income for the period ended March 31, 2014 as a result of its dividend policy.

Net income attributable to the Company

	For the three Months Ended March 31,		Change
	2014	2013	Amount	%
Net income attributable to the Company	$18,273,671	$14,915,860	$3,357,811	22.5%
as a percentage of total sales	32.5%	27.6%		4.9%

Our net income attributable to the Company increased by $3,357,811, or 22.5%, to $18,273,671 for the three months ended March 31, 2014, from $14,915,860 for the same period in 2013. Net income attributable to the Company as a percentage of total sales was 32.5% and 27.6% for the three months ended March 31, 2014 and 2013, respectively. The difference was attributable to the cumulative effect of the foregoing factors.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by bank borrowings and equity contributions by our stockholders. As of March 31, 2014, we had $77,548,247 in cash and cash equivalents, primarily consisting of cash on hand and demand deposits.

The following table provides the summary of our cash flows for the periods indicated:

Cash Flow

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$11,515,353	$22,030,185
Net cash provided by (used in) investing activities	949,579	(5,777,026)
Net cash used in financing activities	(78,238,102)	(7,731,687)
Effects of exchange rate change on cash	(817,070)	579,112
Net (decrease) increase in cash and cash equivalents	(66,590,240)	9,100,584
Cash and cash equivalents at beginning of the period	144,138,487	129,609,317
Cash and cash equivalents at end of the period	$77,548,247	$138,709,901

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014 was $11,515,353, as compared to $22,030,185 for the same period in 2013. The decrease in net cash provided by operating activities was mainly due to the increase of accounts receivable and inventories and the decrease of advances from customers for the first quarter of 2014. The increase in accounts receivable was $6,391,825, as compared to $3,294,140 in the same period of 2013. This increases was primarily due to the delay in our shipment of, and hence customers’ payments for, certain batches of products during the three months ended March 31, 2014. This delay was the result of delayed inspection and approval by National Institutes for Food and Drug Control on such products. The increase in inventories was $2,865,378 for the three months ended March 31, 2014, as compared to $647,310 in the same period of 2013, mainly attributable to the increase of raw materials due to the continued supply of plasma, our primary raw material, by plasma stations of Guizhou Taibang while the production of plasma products at Guizhou Taibang had been suspended since June 2013. The decrease of advances from customers was $1,359,641 for the three months ended March 31, 2014, as compared to the increase of $1,451,180 in the same period of 2013. This decrease was primarily due to a lump sum prepayment made by certain distributors in the fourth quarter of 2013 for certain immunoglobulin products. A portion of these products were delivered during the three months ended March 31, 2014, upon which the prepayment was recognized as sales.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2014 was $949,579, as compared to net cash used in investing activities of $5,777,026 for the same period in 2013. During the three months ended March 31, 2014, we received a refund of deposit of $1,635,200 from the local government due to the decrease in the size of a parcel of land to be granted to us in Guizhou. Further, we received $6,608,612 upon the maturity of a time deposit. We paid $7,469,129 for the acquisition of property, plant and equipment, and land use right for Shandong Taibang and Guizhou Taibang during the three months ended March 31, 2014. During the three months ended March 31, 2013, we paid $5,779,442 for the acquisition of property, plant and equipment, intangible assets and land use right at Shandong Taibang and Guizhou Taibang.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2014 totaled $78,238,102, as compared to $7,731,687 for the same period in 2013. The net cash used in financing activities for the three months ended March 31, 2014 mainly consisted of a payment of $70,000,000 for share repurchase, a deposit of $72,128,672 as cash collateral for certain long-term bank loans, a repayment of $4,905,600 on a short-term bank loan, and a dividend of $1,409,542 paid by our subsidiaries to the noncontrolling interest shareholders, partially offset by proceeds of $70,000,000 from certain long-term bank loans. The net cash used in financing activities for the three months ended March 31, 2013 was mainly due to a repayment of $3,186,400 on a short-term bank loan and a dividend of $4,397,232 paid by our subsidiaries to the noncontrolling interest shareholders.

Management believes that the Company has sufficient cash on hand and continuing positive cash inflow, from the sale of its plasma-based products in the PRC market, for its operations.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of March 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Short-term bank loans	$4,869,000	4,869,000	-	-	-
Long-term bank loans, including current portion	100,000,000	30,000,000	70,000,000	-	-
Interest on bank loans	4,202,753	2,886,252	1,316,501	-	-
Operating lease commitment	1,141,565	490,587	469,979	11,183	169,816
Capital commitment	6,150,000	5,535,000	615,000	-	-
Total	$116,363,318	43,780,839	72,401,480	11,183	169,816

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of March 31, 2014 would decrease net income before provision for income taxes by approximately $262,173 for the three months ended March 31, 2014.

Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

All of our consolidated revenues and consolidated costs and majority of expenses are denominated in RMB. All of our assets are denominated in RMB, except certain cash balances. However, certain of our loan facilities are denominated in U.S. Dollar and our reporting currency is U.S. Dollar. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of stockholders’ equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash at banks and deposits as of March 31, 2014 and December 31, 2013 amounted to $179,041,514 and $180,858,848, respectively, $253,883 and $679,022 of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash at banks and deposits.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 42.3% and 36.5% of the total sales for the three months ended March 31, 2014, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. David (Xiaoying) Gao and our Chief Financial Officer, Mr. Ming Yang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2014. Based on that evaluation, Mr. Gao and Mr. Yang concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2013, Jie’an brought suit again in the People’s Court of Huaxi District, Guizhou Province, against Guizhou Taibang, again alleging Guizhou Taibang’s withholding of its request. The People’s Court of Huaxi District, Guizhou Province, has accepted Jie’an’s suit and heard the case on February 26, 2014. The Company is awaiting the judgment as of the date of this report. If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date on which Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated below, the Company does not expect Jie’an to prevail. As of March 31, 2014, the Company had recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $817,992) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $233,712) for the over-paid subscription and RMB3,035,737 (approximately $492,700) for the accrued interest.

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

In October, 2010, the High Court of Guizhou ruled in favor of the Company and denied the strategic investors’ right as shareholders of Guizhou Taibang, as well as their entitlement to the dividends. In light of this ruling, the Company returned the proceeds of $1,699,040 (or RMB11,200,000) to one of the strategic investors in November 2010. In October 2010, the other strategic investors appealed to the PRC Supreme Court in Beijing on the ruling of the High Court of Guizhou. The PRC Supreme Court overruled the decision of the High Court of Guizhou and remanded the case to the High Court of Guizhou for retrial. In January 2012, the strategic investors re-filed their case to the High Court of Guizhou requesting, in addition to the share distribution, the distribution of dividends and interest in the amount of RMB18,349,345 (approximately $2,978,099) and RMB2,847,000 (approximately $462,068), respectively. In December 2012, the High Court of Guizhou affirmed the judgment against the strategic investors. In January 2013, the strategic investors appealed to the PRC Supreme Court on the ruling again and the appeal was accepted.

In September 2013, the PRC Supreme Court made the final judgment against the strategic investors and denied the strategic investors’ right as shareholders of Guizhou Taibang and their claim for the related dividend distribution. In November 2013, the strategic investors requested the PRC Supreme Court to reconsider the judgment and such request was rejected by the PRC Supreme Court on January 17, 2014. As of March 31, 2014, Guizhou Taibang had made provision for the strategic investors’ initial fund along with RMB17,777,742 (approximately $2,885,328) in accrued interest, and RMB509,600 (approximately $82,708) for the 1% penalty imposed by the agreement for any breach in the event that Guizhou Taibang is required to return their original investment amount to the strategic investors.

In April 2013, the Company countersued the strategic investors in the Intermediate Court of Guiyang City alleging their breach of the Security Law in the PRC and requested a consideration of $6,064,800 (or RMB38,000,000) for the related expenses and losses, and Guizhou Intermediate Court accepted the case. The Company is awaiting the hearing of the above case as of the date of this report.

ITEM 1A. RISK FACTORS.

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on March 12, 2014. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of 2014 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter. We repurchased 2,500,000 shares of common stock for a consideration of $70,000,000 from one of our individual shareholders on February 28, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of 2014, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2014	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ming Yang
Ming Yang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q filed by the Company on August 9, 2012)
3.2	Second Amended and Restated Bylaws of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.2 of the quarterly report on Form 10-Q filed by the Company on August 9, 2012)
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith)

