Form 10-Q
period 2014-06-30
China Biologic Products, Inc.
filed 2014-08-05
CIK 1369868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	24,481,096

Quarterly Report on Form 10-Q

Three and Six Months Ended June 30, 2014

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2014	December 31, 2013
		USD	USD
ASSETS
Current Assets
Cash and cash equivalents		103,223,625	144,138,487
Time deposit		-	6,608,612
Restricted deposits	6	30,387,500	-
Accounts receivable, net of allowance for doubtful accounts	2	24,598,123	17,270,132
Inventories	3	94,812,741	88,634,855
Prepayments and other current assets		8,962,789	7,641,061
Total Current Assets		261,984,778	264,293,147

Property, plant and equipment, net	4	76,966,843	73,149,072
Land use rights, net		9,407,386	8,213,145
Deposits related to land use rights	5	11,941,943	13,667,130
Restricted cash and deposits, excluding current portion	6	71,753,816	30,523,674
Equity method investment		13,127,429	11,349,807
Other non-current assets		4,271,138	2,585,232
Total Assets		449,453,333	403,781,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term bank loans, including current portion of long-term bank loans	7	34,875,000	9,822,000
Accounts payable		3,975,739	4,445,732
Due to related parties	13	6,845,003	7,206,970
Other payables and accrued expenses		31,224,373	34,852,740
Advance from customers		4,577,531	2,908,853
Income tax payable		4,536,159	4,202,405
Total Current Liabilities		86,033,805	63,438,700

Long-term bank loans, excluding current portion	7	70,000,000	30,000,000
Deferred income		2,907,328	3,003,895
Other liabilities		4,041,464	3,369,003
Total Liabilities		162,982,597	99,811,598

Stockholders’ Equity
Common stock:
par value $0.0001;
100,000,000 shares authorized;
27,540,800 and 27,341,744 shares issued at June 30, 2014 and December 31, 2013, respectively;
23,561,096 and 25,862,040 shares outstanding at June 30, 2014 and December 31, 2013, respectively		2,754	2,734
Additional paid-in capital		76,267,027	72,031,864
Treasury stock: 3,979,704 and 1,479,704 shares at June 30, 2014 and December 31, 2013, respectively, at cost	15	(99,594,080)	(29,594,080)

Retained earnings		211,743,177	173,744,551
Accumulated other comprehensive income		19,396,652	21,506,494
Total equity attributable to China Biologic Products, Inc.		207,815,530	237,691,563

Noncontrolling interest		78,655,206	66,278,046

Total Stockholders’ Equity		286,470,736	303,969,609

Commitments and contingencies	12	-	-

Total Liabilities and Stockholders’ Equity		449,453,333	403,781,207

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the three months ended		For the six months ended
	Note	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
		USD	USD	USD	USD
Sales	11	60,073,984	53,580,523	116,340,561	107,612,255
Cost of sales		18,919,981	16,122,262	36,635,147	32,739,020
Gross profit		41,154,003	37,458,261	79,705,414	74,873,235

Operating expenses
Selling expenses		3,329,175	2,441,727	5,611,661	4,278,120
General and administrative expenses		7,112,798	8,866,071	14,329,424	17,553,168
Research and development expenses		1,838,795	835,150	2,912,361	1,748,242
Income from operations		28,873,235	25,315,313	56,851,968	51,293,705

Other income (expenses)
Equity in income of an equity method investee		1,523,216	610,997	1,860,579	739,945
Interest expense		(862,957)	(198,739)	(1,484,164)	(434,913)
Interest income		1,724,324	995,757	3,320,202	1,643,819
Total other income, net		2,384,583	1,408,015	3,696,617	1,948,851

Earnings before income tax expense		31,257,818	26,723,328	60,548,585	53,242,556

Income tax expense	8	4,486,157	3,745,649	9,824,375	8,352,551

Net income		26,771,661	22,977,679	50,724,210	44,890,005

Less: Net income attributable to noncontrolling interest		7,046,706	6,815,753	12,725,584	13,812,219

Net income attributable to China Biologic Products, Inc.		19,724,955	16,161,926	37,998,626	31,077,786

Net income per share of common stock:	14
Basic		0.83	0.60	1.55	1.15
Diluted		0.79	0.57	1.47	1.11
Weighted average shares used in computation:	14
Basic		23,483,090	26,880,459	24,212,766	26,833,262
Diluted		24,719,011	28,067,303	25,435,122	27,967,080

Net income		26,771,661	22,977,679	50,724,210	44,890,005

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes		527,203	4,428,715	(2,589,440)	5,825,256

Comprehensive income		27,298,864	27,406,394	48,134,770	50,715,261

Less: Comprehensive income attributable to noncontrolling interest		7,140,585	7,723,790	12,245,986	14,882,947

Comprehensive income attributable to China Biologic Products, Inc.		20,158,279	19,682,604	35,888,784	35,832,314

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

						Accumulated	Equity
	Common stock		Additional			other	attributable
	Number of		paid-in	Retained	Treasury	comprehensive	to China Biologic	Noncontrolling
	shares	Par value	capital	earnings	Stock	income	Products, Inc.	interest	Total equity
		USD	USD	USD	USD	USD	USD	USD	USD
Balance as of January 1, 2014	27,341,744	2,734	72,031,864	173,744,551	(29,594,080)	21,506,494	237,691,563	66,278,046	303,969,609

Net income	-	-	-	37,998,626	-	-	37,998,626	12,725,584	50,724,210
Other comprehensive income	-	-	-	-	-	(2,109,842)	(2,109,842)	(479,598)	(2,589,440)
Share repurchase	-	-	-	-	(70,000,000)	-	(70,000,000)	-	(70,000,000)
Share-based compensation	-	-	1,961,929	-	-	-	1,961,929	-	1,961,929
Excess tax benefits from stock option exercises	-	-	629,695	-	-	-	629,695	131,174	760,869
Common stock issued in connection with:
- Exercise of stock options	193,431	19	1,643,540	-	-	-	1,643,559	-	1,643,559
- Vesting of restricted shares	5,625	1	(1)	-	-	-	-	-	-
Balance as of June 30, 2014	27,540,800	2,754	76,267,027	211,743,177	(99,594,080)	19,396,652	207,815,530	78,655,206	286,470,736

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDESENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30, 2014	June 30, 2013
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	50,724,210	44,890,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,289,535	3,105,739
Amortization	371,168	702,556
Loss (gain) on sale of property, plant and equipment	71,494	(70,363)
Provision of doubtful accounts, net	1,477	-
Provision of doubtful accounts - other receivables and prepayments	-	6,202
Write-down of obsolete inventories	9,092	-
Deferred tax expense	1,154,991	720,679
Share-based compensation	1,961,929	3,047,962
Equity in income of an equity method investee	(1,860,579)	(739,945)
Excess tax benefits from share-based compensation arrangements	(760,869)	-
Change in operating assets and liabilities:
Accounts receivable	(7,473,499)	(6,314,643)
Prepayment and other assets	(2,393,459)	(101,135)
Inventories	(6,852,680)	(3,616,165)
Accounts payable	(438,427)	242,365
Other payables and accrued expenses	(1,287,497)	(2,033,594)
Advance from customers	1,693,953	(529,984)
Due to related parties	(309,859)	(140,697)
Income tax payable	1,126,281	(1,260,254)
Net cash provided by operating activities	39,027,261	37,908,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for property, plant and equipment	(10,243,198)	(11,912,603)
Payment for intangible assets and land use right	(1,227,914)	(1,137,556)
Dividend received	-	560,980
Refund of deposits related to land use right	1,635,200	-
Proceeds upon maturity of time deposit	6,608,612	-
Proceeds from sale of property, plant and equipment	190,660	83,731
Net cash used in investing activities	(3,036,640)	(12,405,448)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the six months ended
	June 30, 2014	June 30, 2013
	USD	USD
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercised	1,643,559	2,668,916
Proceeds from short term bank loans	-	4,808,400
Repayment of short term bank loans	(4,905,600)	(8,014,000)
Proceeds from long-term bank loans	70,000,000	-
Payment for deposits as security for long-term bank loans	(72,290,922)	-
Payment for share repurchase	(70,000,000)	-
Acquisition of noncontrolling interest	-	(1,963,913)
Excess tax benefits from share-based compensation arrangements	760,869	-
Dividend paid by subsidiaries to noncontrolling interest shareholders	(1,409,542)	(8,110,168)
Net cash used in financing activities	(76,201,636)	(10,610,765)

EFFECTS OF FOREIGN EXCHANGE RATE CHANGE ON CASH	(703,847)	2,762,616

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40,914,862)	17,655,131

Cash and cash equivalents at beginning of period	144,138,487	129,609,317

Cash and cash equivalents at end of period	103,223,625	147,264,448

Supplemental cash flow information
Cash paid for income taxes	7,564,408	8,892,126
Cash paid for interest expense	1,067,251	198,900
Noncash investing and financing activities:
Acquisition of property, plant and equipment included in payables	2,805,220	1,554,828
Transfer from prepayments to property, plant and equipment	727,937	6,815,689

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013, have been made. All significant intercompany transactions and balances are eliminated on consolidation.

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

The Company maintains cash and deposit balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for its bank accounts located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for its bank accounts located in Hong Kong. Cash and deposit balances maintained at financial institutions or state-owned banks in the PRC are not covered by insurance. Total cash at banks and deposits as of June 30, 2014 and December 31, 2013 amounted to $205,009,160 and $180,858,848, respectively, of which $250,000 and $679,022 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

The Company’s two major products are human albumin and human immunoglobulin for intravenous injection (“IVIG”). Human albumin accounted for 34.1% and 42.5% of the total sales for the three months ended June 30, 2014 and 2013, respectively, and 38.1% and 40.2% of the total sales for the six months ended June 30, 2014 and 2013, respectively. IVIG accounted for 44.0% and 39.4% of the total sales for the three months ended June 30, 2014 and 2013, respectively, and 40.4% and 43.5% of the total sales for the six months ended June 30, 2014 and 2013, respectively. If the market demands for human albumin and IVIG cannot be sustained in the future or the price of human albumin and IVIG decreases, the Company’s operating results could be adversely affected.

Substantially all of the Company’s customers are located in the PRC. There were no customers that individually comprised 10% or more of the total sales during the three months and six months ended June 30, 2014 and 2013, respectively. No individual customer represented 10% or more of trade receivables at June 30, 2014 and December 31, 2013, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There were no suppliers that comprised 10% or more of the total purchases for the three months and six months ended June 30, 2014 and 2013, respectively. No vendors individually represented more than 10% of accounts payable at June 30, 2014 and December 31, 2013, respectively.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	USD	USD
Accounts receivable	25,056,909	17,730,821
Less: Allowance for doubtful accounts	(458,786)	(460,689)
Total	24,598,123	17,270,132

The activity in the allowance for doubtful accounts for the six months ended June 30, 2014 and 2013 are as follows:

	For the six months ended
	June 30, 2014	June 30, 2013
	USD	USD
Beginning balance	460,689	415,607
Provisions	1,477	-
Recoveries	-	-
Write-offs	-	-
Foreign currency translation adjustment	(3,380)	8,642
Ending balance	458,786	424,249

NOTE 3 – INVENTORIES

Inventories at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	USD	USD
Raw materials	47,198,612	47,400,578
Work-in-process	29,083,199	20,720,666
Finished goods	18,530,930	20,513,611
Total	94,812,741	88,634,855

No inventory write-down was recorded during the three months ended June 30, 2014 and 2013, respectively. An inventory write-down of 9,092 and nil was recorded for the six months ended June 30, 2014 and 2013, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	USD	USD
Buildings	32,064,834	31,714,173
Machinery and equipment	52,265,347	36,919,094
Furniture, fixtures, office equipment and vehicles	7,582,541	8,141,993
Total property, plant and equipment, gross	91,912,722	76,775,260
Accumulated depreciation	(27,550,196)	(25,658,760)
Total property, plant and equipment, net	64,362,526	51,116,500
Construction in progress	10,208,944	19,050,642
Prepayment for property, plant and equipment	2,395,373	2,981,930
Property, plant and equipment, net	76,966,843	73,149,072

Depreciation expense for the three months ended June 30, 2014 and 2013 was $1,817,138 and $1,571,232, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was $3,289,535 and $3,105,739, respectively.

NOTE 5 – DEPOSITS RELATED TO LAND USE RIGHTS

In 2012, Guizhou Taibang made a refundable payment of RMB83,400,000 (approximately $13,552,500) to the local government in connection with the public bidding for a land use right in Guizhou Province. Given the decrease of the land area to be provided by the local government, RMB23,000,000 (approximately $3,737,500) was refunded by the local government. The remaining deposits will be refunded within one year following the completion of the bidding process.

NOTE 6 – RESTRICTED CASH AND DEPOSIT

On August 7, 2013, the Company made a time deposit of RMB186,000,000 (approximately $30,225,000) with China Merchants Bank Beijing Branch (“CMB BJ Branch”) as a security for an 18-month US$30,000,000 loan lent by China Merchants Bank Co., Ltd., New York Branch (“CMB NY Branch”) (see Note 7). In April 2014, due to the depreciation of RMB against USD, additional deposit of RMB1,000,000 (approximately $162,500) was made as security for this loan.

In February 2014, the Company made time deposits of RMB246,500,000 (approximately $40,056,250) and RMB194,600,000 (approximately $31,622,500) with CMB BJ Branch as a security for a 24-month $40,000,000 loan and an 18-month $30,000,000 loan respectively lent by CMB NY Branch (see Note 7).

NOTE 7 – BANK LOANS

(a)	Current

The Company’s bank loans as of June 30, 2014 and December 31, 2013 consisted of the following:

	Maturity	Annual	June 30,	December 31,
Loans	date	interest rate	2014	2013
			USD	USD
Short-term bank loan, unsecured	May 12, 2014	6.00%	-	4,911,000
Short-term bank loan, unsecured	December 22, 2014	6.00%	4,875,000	4,911,000
Current portion of long-term bank loans	February 7, 2015	See note (b)	30,000,000	-
Total			34,875,000	9,822,000

Interest expense on short-term bank loans was $73,213 and $79,410 for the three months ended June 30, 2014 and 2013, respectively. Interest expense on short-term bank loans was $205,957 and $198,900 for the six months ended June 30, 2014 and 2013, respectively.

The Company did not have any revolving line of credit at June 30, 2014.

(b)	Non-current

	June 30, 2014	December 31, 2013
	USD	USD
Long-term bank loans	100,000,000	30,000,000
Less: current portion of long-term bank loans	30,000,000	-
Total non-current bank loans	70,000,000	30,000,000

On August 8, 2013, the Company entered into a credit facility agreement with CMB NY Branch to finance the share repurchase (see Note 15). Pursuant to the facility agreement, CMB NY Branch lends to the Company an 18-month $30,000,000 loan bearing an interest rate of 3-month LIBOR plus 1.6% per annum and a facility fee of 0.7% per annum. The loan is secured by a time deposit of RMB187,000,000 (approximately $30,387,500) held at CMB BJ Branch at June 30, 2014.

The Company entered into a credit facility agreement with CMB NY Branch on February 25, 2014. Pursuant to the facility agreement, CMB NY Branch lent to the Company a 24-month $40,000,000 loan and an 18-month $30,000,000 loan, secured by time deposits of RMB246,500,000 (approximately $40,056,250) and RMB194,600,000 (approximately $31,622,500), respectively, held at CMB BJ Branch. Both loans bear an interest rate of 3-month LIBOR plus 1.3% per annum and a facility fee of 1.2% per annum.

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

The Company’s effective income tax rates were 14% and 14% for the three months ended June 30, 2014 and 2013, respectively. The Company’s effective income tax rates were 16% and 16% for the six months ended June 30, 2014 and 2013, respectively.

As of and for the three months ended June 30, 2014, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits to change significantly within the next 12 months.

NOTE 9 – OPTIONS AND NONVESTED SHARES

Options

A summary of stock options activity for six months ended June 30, 2014 is as follow:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
		USD		USD
Outstanding at December 31, 2013	1,882,376	9.98	7.20	35,518,897
Granted	-	-
Exercised	(193,431)	8.50		6,188,171
Forfeited and expired	(21,670)	12.26
Outstanding at June 30, 2014	1,667,275	10.12	6.90	57,265,302

Vested and expected to vest	1,667,275	10.12	6.90	57,265,302
Exercisable at June 30, 2014	1,192,275	10.28	6.45	40,758,802

For the three months ended June 30, 2014 and 2013, the Company recorded stock compensation expense of $427,447 and $1,230,066, respectively, in general and administrative expenses. For the six months ended June 30, 2014 and 2013, the Company recorded stock compensation expense of $854,894 and $2,694,999, respectively, in general and administrative expenses.

At June 30, 2014, approximately $2,799,128 of stock compensation expense with respect to the non-vested stock options is expected to be recognized over approximately 1.85 years.

Nonvested shares

A summary of nonvested shares activity for the six months ended June 30, 2014 is as follows:

	Number of nonvested shares	Grant date weighted average fair value
		USD
Outstanding at December 31, 2013	362,750	20.91
Granted	-	-
Vested	(5,625)	18.58
Forfeited	-	-
Outstanding at June 30, 2014	357,125	20.94

For the three months ended June 30, 2014 and 2013, the Company recorded stock compensation expense of $553,517 and $183,161 respectively in general and administrative expenses. For the six months ended June 30, 2014 and 2013, the Company recorded stock compensation expense of $1,107,035 and $352,963 respectively in general and administrative expenses.

At June 30, 2014, approximately $5,617,881 of stock compensation expense with respect to nonvested shares is expected to be recognized over approximately 2.75 years.

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

NOTE 11 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the three months ended June 30, 2014 and 2013 are as follows:

	For the three months ended
	June 30, 2014	June 30, 2013
	USD	USD
Human Albumin	20,490,892	22,764,711
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	26,446,025	21,097,154
Other Immunoglobulin products	4,993,559	5,494,261
Placenta Polypeptide	7,108,510	3,037,991
Others	1,034,998	1,186,406
Total	60,073,984	53,580,523

The Company’s sales by significant types of product for the six months ended June 30, 2014 and 2013 are as follows:

	For the six months ended
	June 30, 2014	June 30, 2013
	USD	USD
Human Albumin	44,271,893	43,266,022
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	46,975,796	46,759,025
Other Immunoglobulin products	13,276,807	10,593,986
Placenta Polypeptide	9,735,063	5,222,154
Others	2,081,002	1,771,068
Total	116,340,561	107,612,255

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Capital commitments

At June 30, 2014, commitments outstanding for the purchase of property, plant and equipment approximated $5,200,000.

Legal proceedings

Dispute among Guizhou Taibang Shareholders over Raising Additional Capital

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from private strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang at RMB2.80 per share. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority shareholder of Guizhou Taibang’s shares, Guizhou Jie’an Company, or Jie’an, did not support the plan and did not waive its right of first refusal. In May 2007, the majority shareholders caused Guizhou Taibang to sign an Equity Purchase Agreement with certain investors, pursuant to which the investors agreed to invest an aggregate of $7,475,832 (or RMB50,960,000) in exchange for 18,200,000 shares, or 21.4%, of Guizhou Taibang’s equity interests. At the same time, Jie’an also subscribed for 1,800,000 shares, representing its pro rata share of the 20,000,000 shares being offered. The proceeds from all parties were received by Guizhou Taibang in accordance with the agreement.

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

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital injection with the local Administration for Industry and Commerce, or AIC, pursuant to the Equity Purchase Agreement, and such request was approved by the majority shareholders of Guizhou Taibang in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request, pending the outcome of the ongoing litigation. In March 2012, the Company received a subpoena that Jie’an brought suit in the People’s Court of Huaxi District, Guizhou Province, against Guizhou Taibang, alleging Guizhou Taibang’s withholding of its request. Jie’an requested that Guizhou Taibang register its 1.8 million shares of capital injection, pay dividends associated with these shares, as well as the related interest and penalty from May 2007 to December 2011 amounting to $3,967,500 (or RMB25,000,000) in aggregate, and return the over-paid subscription of $228,528 (or RMB1,440,000), as well as the interest and penalty, amounting to $1,587,000 (or RMB10,000,000) in aggregate. The People’s Court of Huaxi District, Guizhou Province, has accepted Jie’an’s suit. In May 2012, Guizhou Taibang was informed by the court that the case was postponed upon the request from Jie’an. In July 2013, the People’s Court of Huaxi District issued an order declaring that the suit shall be set aside because the court has no jurisdiction over the suit. Jie’an did not appeal the case to the upper-level court.

In December 2013, Jie’an brought suit again in the People’s Court of Huaxi District, Guizhou Province, against Guizhou Taibang, alleging that Guizhou Taibang withheld Jie’an’s request to register 1.8 million shares under its name with the local AIC. The People’s Court of Huaxi District, Guizhou Province, accepted Jie’an’s suit and heard the case on February 26, 2014. In July 2014, the People’s Court of Huaxi District ruled against Jie’an, denying its request to register such shares. However, as part of its ruling, the People’s Court of Huaxi District ordered the Company to pay dividends of $2,240,542 (or RMB 13,809,197) associated with these shares and the related interest expenses to Jie’an. Both the Company and Jie’an appealed the case to the upper-level court in July 2014. As this case should be closely tied to the outcome of the strategic investors' dispute stated below, the Company does not expect Jie'an to prevail.

In November 2013, Guizhou Taibang held a shareholders meeting and the shareholders passed resolutions, or the Resolutions, that, inter alia, (i) determined that it was no longer necessary for Guizhou Taibang to obtain additional capital from investors; (ii) rejected Jie'an's request that Jie'an subscribe for additional shares of Guizhou Taibang alone and one or more other shareholders reduce their shareholding in Guizhou Taibang; and (iii) approved the issuance of a total of 20,000,000 new shares to all existing shareholders on a pro rata basis. In December 2013, in addition to its lawsuit against Guizhou Taibang for Guizhou Taibang's failure to register its purchase of 1,800,000 shares in 2007 with the local AIC before the People's Court of Huaxi District, Guiyang, Jie'an filed another lawsuit against Guizhou Taibang with the People’s Court of Huaxi District and requested that the court declare the Resolutions void. The case was heard on March 6, 2014. In July 2014, the People’s Court of Huaxi District ruled against Jie’an denying its request to declare the Resolutions void. Jie’an appealed the case to the upper-level court on July 28, 2014. The Company does not expect Jie'an to prevail.

If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date on which Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated below, the Company does not expect Jie’an to prevail. As of June 30, 2014, the Company had recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $819,000) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $234,000) for the over-paid subscription and RMB3,135,095 (approximately $509,453) for the accrued interest.

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

In October, 2010, the High Court of Guizhou ruled in favor of the Company and denied the strategic investors’ right as shareholders of Guizhou Taibang, as well as their entitlement to the dividends. In light of this ruling, the Company returned the proceeds of $1,699,040 (or RMB11,200,000) to one of the strategic investors in November 2010. In October 2010, the other strategic investors appealed to the PRC Supreme Court in Beijing on the ruling of the High Court of Guizhou. The PRC Supreme Court overruled the decision of the High Court of Guizhou and remanded the case to the High Court of Guizhou for retrial. In January 2012, the strategic investors re-filed their case to the High Court of Guizhou requesting, in addition to the share distribution, the distribution of dividends and interest in the amount of RMB18,349,345 (approximately $2,981,769) and RMB2,847,000 (approximately $462,638), respectively. In December 2012, the High Court of Guizhou affirmed the judgment against the strategic investors. In January 2013, the strategic investors appealed to the PRC Supreme Court on the ruling again and the appeal was accepted.

In September 2013, the PRC Supreme Court made the final judgment against the strategic investors and denied the strategic investors’ right as shareholders of Guizhou Taibang and their claim for the related dividend distribution. In November 2013, the strategic investors requested the PRC Supreme Court to reconsider the judgment and such request was rejected by the PRC Supreme Court on January 17, 2014. As of June 30, 2014, Guizhou Taibang had made provision for the strategic investors’ initial fund along with RMB18,387,378 (approximately $2,987,949) in accrued interest, and RMB509,600 (approximately $82,810) for the 1% penalty imposed by the agreement for any breach in the event that Guizhou Taibang is required to return their original investment amount to the strategic investors.

In April 2013, the Company countersued the strategic investors in the Intermediate Court of Guiyang City alleging their breach of the Security Law in the PRC and requested a consideration of $6,064,800 (or RMB38,000,000) for the related expenses and losses, and Guizhou Intermediate Court accepted the case. In November 2013, the Company withdrew this suit as part of its claims therein had been affirmed in the rulings of the PRC Supreme Court.

NOTE 13 – RELATED PARTY TRANSACTIONS

The material related party transactions undertaken by the Company with related parties for the three months ended June 30, 2014 and 2013 are presented as follows:

	For the three months ended
	June 30, 2014	June 30, 2013
	USD	USD
Commission expenses with related parties(1)	1,450,921	909,057

The material related party transactions undertaken by the Company with related parties for the six months ended June 30, 2014 and 2013 are presented as follows:

	For the six months ended
	June 30, 2014	June 30, 2013
	USD	USD
Commission expenses with related parties(1)	2,249,716	1,552,312

The related party balances as at June 30, 2014 and December 31, 2013 are presented as follows:

Liabilities	Purpose	June 30, 2014	December 31, 2013
		USD	USD
Other payable – a related party(1)	Commission	8,125	351,955
Other payable – a related party(2)	Loan	2,366,000	2,383,472
Other payable – a related party(3)	Contribution	2,908,425	2,929,903
Other payable – related parties(4)	Contribution	1,562,453	1,541,640
Total other payable – related parties		6,845,003	7,206,970

(1)	During the year ended December 31, 2011, Guizhou Taibang signed an agency contract with Guizhou Eakan Co., Ltd. (“Guizhou Eakan”), an affiliate of one of the Guizhou Taibang’s noncontrolling interest shareholders, pursuant to which Guizhou Taibang would pay commission to Guizhou Eakan for the promotion of the product of Placenta Polypeptide. At June 30, 2014 and December 31, 2013, Guizhou Taibang accrued commission payable of $8,125 and $351,955 for service rendered by Guizhou Eakan, respectively. For the three months ended June 30, 2014 and 2013, commission expense for service rendered by Guizhou Eakan was $1,450,921 and $909,057, respectively. For the six months ended June 30 , 2014 and 2013, commission expense for service rendered by Guizhou Eakan was $2,249,716 and $1,552,312, respectively. The agency contract expired on May 31, 2014 and Guizhou Eakan no longer provided the promotion services thereafter.

(2)	Guizhou Taibang has payables to Guizhou Eakan Investing Corp., amounting to approximately $2,366,000 and $2,383,472 at June 30, 2014 and December 31, 2013, respectively. Guizhou Eakan Investing Corp. is one of the noncontrolling interest shareholders of Guizhou Taibang. The Company borrowed this interest free advance for working capital purpose for Guizhou Taibang. The balance is due on demand.

(3)	In December 2013, Guizhou Taibang received a contribution of RMB17,898,000 (approximately $2,908,425) from Guizhou Eakan Investing Corp. pending for the registration with the local AIC.

(4)	Guizhou Taibang has payables to Jie’an, a noncontrolling interest shareholder of Guizhou Taibang, amounting to approximately $1,562,453 and $1,541,640 at June 30, 2014 and December 31, 2013, respectively. In 2007, Guizhou Taibang received additional contributions from Jie’an of $962,853 (or RMB6,480,000) to maintain Jie’an’s equity interest in Guizhou Taibang at 9%. However, due to a legal dispute among shareholders over raising additional capital as discussed in the legal proceeding section (see Note 12), the contribution is subject to be returned to Jie’an. During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital contribution with the local AIC, pursuant to the Equity Purchase Agreement, and such registration was approved by the majority shareholders of Guizhou Taibang in a shareholders’ meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the completion of the ongoing litigations. If the Company decided to ratify the approval, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an will be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date on which Jie’an’s contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated above, the Company has recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $819,000) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $234,000) for the over-paid subscription and RMB3,135,095 (approximately $509,453) for the accrued interest and penalty at June 30, 2014.

NOTE 14 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the three months ended
	June 30, 2014	June 30, 2013
	USD	USD

Net income attributable to China Biologic Products, Inc.	19,724,955	16,161,926
Earnings allocated to participating nonvested shares	(295,479)	(85,227)
Net income used in basic/diluted net income per common stock	19,429,476	16,076,699

Weighted average shares used in computing basic net income per common stock	23,483,090	26,880,459
Diluted effect of stock option	1,235,921	1,186,844
Weighted average shares used in computing diluted net income per common stock	24,719,011	28,067,303

Net income per common stock – basic	0.83	0.60
Net income per common stock – diluted	0.79	0.57

During the three months ended June 30, 2014 and 2013, no option was antidilutive and excluded from the calculation of diluted net income per common stock.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the six months ended
	June 30, 2014	June 30, 2013
	USD	USD

Net income attributable to China Biologic Products, Inc.	37,998,626	31,077,786
Earnings allocated to participating nonvested shares	(554,349)	(157,615)
Net income used in basic/diluted net income per common stock	37,444,277	30,920,171

Weighted average shares used in computing basic net income per common stock	24,212,766	26,833,262
Diluted effect of stock option	1,222,356	1,133,818
Weighted average shares used in computing diluted net income per common stock	25,435,122	27,967,080

Net income per common stock – basic	1.55	1.15
Net income per common stock – diluted	1.47	1.11

During the six months ended June 30, 2014 and 2013, no option was antidilutive and excluded from the calculation of diluted net income per common stock.

NOTE 15 – SHARE REPURCHASE

On January 27, 2014, the Company entered into a redemption agreement with one of its individual shareholders, pursuant to which the Company repurchased 2,500,000 shares of common stock for a consideration of $70,000,000. The transaction was completed on February 28, 2014.

NOTE 16 – SUBSEQUENT EVENT

On July 2, 2014, the Company completed a follow-on offering of 1,782,500 shares of common stock at a price of $38.00 per share, less the underwriting discounts. In this offering, the Company sold 920,000 shares (including 120,000 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from the Company) and a selling stockholder sold 862,500 shares (including 112,500 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from such selling stockholder). The Company raised net proceeds of approximately $33.2 million from this offering, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company did not receive any proceeds from the sale of the shares by the selling stockholder.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“China Biologic”, the “Company”, “we”, “us”, or “our”, are to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries;
•	“Taibang Biological” are to our wholly owned subsidiary Taibang Biological Limited, a BVI company, formerly Logic Express Limited;
•	“Taibang Holdings” are to our wholly owned subsidiary Taibang Holdings (Hong Kong) Limited, a Hong Kong company, formerly Logic Holdings (Hong Kong) Limited;
•	“Taibang Biotech” are to our wholly owned subsidiary Taibang Biotech (Shandong) Co., Ltd., a PRC company, formerly Logic Management and Consulting (China) Co., Ltd.;
•	“Taibang Beijing” are to our wholly owned subsidiary Taibang (Beijing) Pharmaceutical Research Institute Co., Ltd., a PRC company, formerly Logic Taibang Biotech Institute (Beijing);
•	“Dalin” are to our wholly owned subsidiary Guiyang Dalin Biologic Technologies Co., Ltd., a PRC company;
•	“Shandong Taibang” are to our majority owned subsidiary Shandong Taibang Biological Products Co. Ltd., a sino-foreign joint venture incorporated in China;
•	“Taibang Medical” are to our wholly owned subsidiary Shandong Taibang Medical Company, a PRC company;
•	“Guizhou Taibang” are to our majority owned subsidiary Guizhou Taibang Biological Products Co., Ltd., a PRC company, formerly Guiyang Qianfeng Biological Products Co., Ltd.;
•	“Huitian” are to our minority owned investee Xi’an Huitian Blood Products Co., Ltd., a PRC company;
•	“Board” are to our board of directors;
•	“BVI” are to the British Virgin Islands;
•	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;
•	“PRC” and “China” are to the People’s Republic of China;
•	“SEC” are to the Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“Renminbi” and “RMB” are to the legal currency of China;
•	“U.S. dollars”, “USD” and “$” are to the legal currency of the United States; and
•	“New GMP Standard” are to the Drug Good Manufacturing Practice Regulations enacted by the PRC Ministry of Health on February 12, 2001 and the Good Manufacturing Practice Implementation Guidelines published by the China Food and Drug Administration on February 24, 2011.

Overview of Our Business

We are a biopharmaceutical company principally engaged in the research, development, manufacturing and sales of human plasma-based biopharmaceutical products, or plasma products, in China. We operate our business through two majority owned subsidiaries, Shandong Taibang, a company based in Tai’an, Shandong Province and Guizhou Taibang, a company based in Guiyang, Guizhou Province. We also hold a minority equity interest in Huitian, a company based in Xi’an, Shaanxi Province.

We have a strong product portfolio with over 20 different dosage forms of plasma products. Our principal products are human albumin and immunoglobulin for intravenous injection, or IVIG. Albumin has been used for almost 50 years to treat critically ill patients by assisting the maintenance of adequate blood volume and pressure. IVIG is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as their principal raw material. Sales of human albumin products represented approximately 34.1% and 42.5% of our total sales for the three months ended June 30, 2014 and 2013, respectively, and 38.1% and 40.2% of our total sales for the six months ended June 30, 2014 and 2013, respectively. Sales of IVIG products represented approximately 44.0% and 39.4% of our total sales for the three months ended June 30, 2014 and 2013, respectively, and 40.4% and 43.5% of our total sales for the six months ended June 30, 2014 and 2013, respectively. All of our products are prescription medicines administered in the form of injections.

Our sales model focuses on direct sales to hospitals and inoculation centers and is complemented by distributor sales. We usually sign short-term contracts with customers and therefore our largest customers have changed over the years. For the three months ended June 30, 2014 and 2013, our top five customers accounted for approximately 12.3% and 13.9%, respectively, of our total sales. For the six months ended June 30, 2014 and 2013, our top five customers accounted for approximately 17.7% and 10.5%, respectively, of our total sales. As we continue to expand our geographic presence and diversify our customer base and product mix, we expect that our largest customers will continue to change from year to year.

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

Recent Developments

In June 2014, the China Food and Drug Administration, or CFDA, conducted an on-site inspection on our new factor production facility at Shandong Taibang. Shandong Taibang expects to obtain the GMP certification and commence the commercial production at this production facility in the early fourth quarter of 2014.

On June 18, 2014, the PRC Ministry of Finance and the PRC State Administration of Taxation jointly published a notice to reduce and unify the value added tax, or VAT, rate on sales of a wide range of products in China, which will take effect on July 1, 2014. Pursuant to the notice, the VAT rate on sales of human blood and blood component based biopharmaceutical products will be reduced from the current rate of 6% to 3%. We believe that the reduction in VAT rate will be applicable to and will have a favorable impact on the sales of all plasma products of Shandong Taibang and Guizhou Taibang. Although we are still assessing the quantitative impact of this favorable VAT reduction on our future results of operation, we expect that once implemented this reduction in the VAT rate will have a positive impact on our sales and net income in the second half of 2014 and onwards as our sales revenue is recognized as the invoiced value of products sold minus VAT.

On July 2, 2014, we completed a follow-on offering of 1,782,500 shares of common stock at a price of $38.00 per share, less the underwriting discounts. In this offering, we sold 920,000 shares (including 120,000 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from us) and a selling stockholder sold 862,500 shares (including 112,500 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from such selling stockholder). We raised net proceeds of $33.2 million from this offering, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us. We did not receive any proceeds from the sale of the shares by the selling stockholder.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended June 30, 2014:

•	Sales: Sales increased by $6.5 million, or 12.1%, to $60.1 million for the three months ended June 30, 2014, from $53.6 million for the same period in 2013.

•	Gross profit: Gross profit increased by $3.7 million, or 9.9%, to $41.2 million for the three months ended June 30, 2014, from $37.5 million for the same period in 2013.

•	Income from operations: Income from operations increased by $3.6 million, or 14.2%, to $28.9 million for the three months ended June 30, 2014, from $25.3 million for the same period in 2013.

•	Net income attributable to the Company: Net income increased by $3.5 million, or 21.6%, to $19.7 million for the three months ended June 30, 2014, from $16.2 million for the same period in 2013.

•	Diluted net income per share: Diluted net income per share was $0.79 for the three months ended June 30, 2014, as compared to $0.57 for the same period in 2013.

Results of Operations

Comparison of Three Months Ended June 30, 2014 and June 30, 2013

The following table sets forth key components of our results of operations in thousands of U.S. dollars for the periods indicated.

	For the three months ended June 30,
	2014		2013
	Amount	% of Total Sales	Amount	% of Total Sales
	(U.S. dollars in thousands, except percentage)
Sales	60,074	100.0	53,581	100.0
Cost of sales	18,920	31.5	16,123	30.1
Gross margin	41,154	68.5	37,458	69.9
Operating expenses:
Selling expenses	3,329	5.5	2,442	4.6
General and administrative expenses	7,113	11.8	8,866	16.5
Research and development expenses	1,839	3.1	835	1.6
Total operating expenses	12,281	20.4	12,143	22.7
Income from operations	28,873	48.1	25,315	47.2
Other income (expenses):
Equity in income of an equity method investee	1,523	2.4	611	1.2
Interest expense	(863)	(1.4)	(199)	(0.4)
Interest income	1,725	2.9	996	1.9
Total other income, net	2,385	3.9	1,408	2.7
Earnings before income tax expense	31,258	52.0	26,723	49.9
Income tax expense	4,486	7.5	3,745	7.0
Net income	26,772	44.5	22,978	42.9
Less: Net income attributable to noncontrolling interest	7,047	11.7	6,816	12.7
Net income attributable to the Company	19,725	32.8	16,162	30.2
Net income per share of common stock
Basic	0.83		0.60
Diluted	0.79		0.57

Sales

Our sales increased by $6.5 million, or 12.1%, to $60.1 million for the three months ended June 30, 2014, compared to $53.6 million for the same period in 2013. The increase in sales for the three months ended June 30, 2014 was primarily attributable to the sales volume increases in certain plasma products and placenta polypeptide product.

The following table summarizes the breakdown of sales by significant types of product:

	For the three months ended June 30,				Change
	2014		2013
	Amount	%	Amount	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human Albumin	20.5	34.1	22.8	42.5	(2.3)	(10.1)
Immunoglobulin products:
IVIG	26.4	44.0	21.1	39.4	5.3	25.1
Other Immunoglobulin products	5.0	8.3	5.5	10.3	(0.5)	(9.1)
Placenta Polypeptide	7.1	11.8	3.0	5.6	4.1	136.7
Others	1.1	1.8	1.2	2.2	(0.1)	(8.3)
Totals	60.1	100.0	53.6	100.0	6.5	12.1

During the three months ended June 30, 2014 as compared to the three months ended June 30, 2013:

•	the average price for our approved human albumin products, which accounted for 34.1% of our total sales for the three months ended June 30, 2014, decreased slightly by approximately 0.7%, and excluding the foreign exchange translation effect, their average price in RMB term decreased by approximately 1.4%; and

•	the average price for our approved IVIG products, which accounted for 44.0% of our total sales for the three months ended June 30, 2014, decreased by approximately 2.2%, and excluding the foreign exchange translation effect, their average price in RMB term decreased by approximately 2.7%.

To improve brand recognition during the three months ended June 30, 2014, we increased the market share of our human albumin products and IVIG products in tier one cities through distributors by lowering sales prices, resulting in a decline on the average sales prices of these products.

The sales volume of our products depends on market demand and our production volume. The production volume of our human albumin products and IVIG products depends primarily on the general plasma supply. The production volume of our hyper-immune products, which include human rabies immunoglobulin, human hepatitis B immunoglobulin and human tetanus immunoglobulin products, is subject to the availabilities of specific vaccinated plasma and our production capacity. The supply of specific vaccinated plasma requires several months of lead time. Our production facility currently can only accommodate the production of one type of hyper-immune products at any given time and we rotate the production of different types of hyper-immune products from time to time in response to market demand. As such, the sales volume of any given type of hyper-immune products may vary significantly from quarter to quarter.

The sales volume of our human albumin products decreased by 9.4% in the three months ended June 30, 2014 as compared to the same period in 2013. The decrease in sales volume of human albumin products was primarily due to the decreased sales volume at Guizhou Taibang, partially offset by the increased sales volume at Shandong Taibang. The decrease in the sales volume at Guizhou Taibang was primarily due to the depletion of its inventory of finished products as most of newly produced albumin products were still awaiting government batch approval after Guizhou Taibang resumed production in March 2014. We expect our sales volume at Guizhou Taibang to rebound in the third quarter of 2014 after new batches of products are approved. The sales volume of our IVIG products increased by 28.2% in the three months ended June 30, 2014 as compared to the same period in 2013. The increase in sales volume of IVIG was primarily due to the increased sales through distributors in tier-one cities. In addition, the outbursts of the Hand-Foot-and-Mouth Disease, or HFMD, during the three months ended June 30, 2014 also contributed to the increase in the sales volume of IVIG during this period as compared to the same period in 2013.

The sales increase of placenta polypeptide products was mainly in line with the volume increase for the three months ended June 30, 2014 as compared to the same period in 2013. The sales volume of placenta polypeptide products increased by 137% for the three months ended June 30, 2014 as compared to the same period in 2013. This increase was due to the expanded production of placenta polypeptide at Guizhou Taibang after its receipt of the GMP certification for the upgraded production facilities of placenta polypeptide in January 2014.

Cost of sales & gross profit

	For the three months ended June 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	18.9	16.1	2.8	17.4%
as a percentage of total sales	31.5%	30.1%		1.4%
Gross Profit	41.2	37.5	3.7	9.9%
Gross Margin	68.5%	69.9%		(1.4)%

Our cost of sales was $18.9 million, or 31.5% of our sales for the three months ended June 30, 2014, as compared to $16.1 million, or 30.1% of our sales for the same period in 2013. Our gross profit was $41.2 million and $37.5 million for the three months ended June 30, 2014 and 2013, respectively, representing gross margins of 68.5% and 69.9%, respectively.  Our cost of sales and gross margin are affected by the volume and pricing of our sold products, raw material costs, production mix and respective yields, inventory provisions, production cycles and routine maintenance costs.

The increase in cost of sales in the three month ended June 30, 2014 as compared to the same period in 2013 was largely in line with the increases in sales volume and cost of plasma. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors consistent with the industry practice. We expected the nutrition fees to be paid to donors continue to increase as a result of improving living standards in China. Consequently, future improvements on margins will need to be derived from increases in product pricing and volume, product mix, yields and manufacturing efficiency. The increase in cost of sales as a percentage of sales in the three month ended June 30, 2014 as compared to the same period in 2013 was mainly due to the increase in cost of plasma partially offset by the change of our product mix to include products with higher margins.

Operating expenses

	For the three months ended June 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	12.3	12.1	0.2	1.7%
as a percentage of total sales	20.4%	22.7%		(2.3)%

Our total operating expenses increased by $0.2 million, or 1.7%, to $12.3 million for the three months ended June 30, 2014, from $12.1 million for the same period in 2013. As a percentage of sales, total expenses decreased by 2.3% to 20.4% for the three months ended June 30, 2014, from 22.7% for the same period in 2013. The increase of the total operating expenses was primarily due to the increase of the selling expenses and research and development expenses, partially offset by the decrease of the general and administrative expenses as discussed below.

Selling expenses

	For the three months ended June 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	3.3	2.4	0.9	37.5%
as a percentage of total sales	5.5%	4.6%		0.9%

Our selling expenses increased by $0.9 million, or 37.5%, to $3.3 million for the three months ended June 30, 2014, from $2.4 million for the same period in 2013. As a percentage of sales, our selling expenses for the three months ended June 30, 2014 increased by 0.9% to 5.5%, from 4.6% for the same period in 2013. The increase was mainly due to the increased sales of placenta polypeptide for the three months ended June 30, 2014 as compared to the same period in 2013. Compared with other products, placenta polypeptide has a relatively higher per unit selling expenses.

General and administrative expenses

	For the three months ended June 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	7.1	8.9	(1.8)	(20.2)%
as a percentage of total sales	11.8%	16.5%		(4.7)%

Our general and administrative expenses decreased by $1.8 million, or 20.2%, to $7.1 million for the three months ended June 30, 2014, from $8.9 million for the same period in 2013. General and administrative expenses as a percentage of sales decreased by 4.7% to 11.8% for the three months ended June 30, 2014, from 16.5% for the same period in 2013. The decrease in general and administrative expenses was mainly due to a decrease in legal expenses. For the three months ended June 30, 2013, we incurred legal expenses in relation to the take-over defense against one of our direct competitors in China. We did not incur similar legal expenses in the three months ended June 30, 2014. In addition, we incurred amortization expenses in the three months ended June 30, 2013 with respect to the GMP certificates and certain other intangible assets which were part of our acquisition of Guizhou Taibang in 2008. Because such intangible assets had been fully amortized by the end of 2013, we did not incur corresponding expenses in the three months ended June 30, 2014.

Research and development expenses

	For the three months ended June 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	1.8	0.8	1.0	125.0%
as a percentage of total sales	3.1%	1.6%		1.5%

Our research and development expenses increased by $1.0 million, or 125.0%, to $1.8 million for the three months ended June 30, 2014, from $0.8 million for the same period in 2013. As a percentage of sales, our research and development expenses for the three months ended June 30, 2014 and 2013 were 3.1% and 1.6%, respectively. The increase in research and development expenses was mainly due to the expenditure paid for certain clinical trial programs and the engagement of external experts for certain pipeline products for the three months ended June 30, 2014.

Income tax

	For the three months ended June 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax	4.5	3.7	0.8	21.6%
as a percentage of total sales	7.5%	7.0%		0.5%

Our provision for income taxes increased by $0.8 million, or 21.6%, to $4.5 million for the three months ended June 30, 2014, from $3.7 million for the same period in 2013. Our effective income tax rates were 14.4% and 14.0% for the three months ended June 30, 2014 and 2013, respectively. The effective income tax rate remained consistent for the three months ended June 30, 2014 and 2013. Tax rate applicable to our major operating subsidiaries in the PRC for 2014 and 2013 is 15%.

Comparison of Six Months Ended June 30, 2014 and June 30, 2013

The following table sets forth key components of our results of operations in thousands of U.S. dollars for the periods indicated.

	For the six months ended June 30,
	2014		2013
	Amount	% of Total Sales	Amount	% of Total Sales
	(U.S. dollars in thousands, except percentage)
Sales	116,341	100.0	107,612	100.0
Cost of sales	36,636	31.5	32,739	30.4
Gross margin	79,705	68.5	74,873	69.6
Operating expenses:
Selling expenses	5,612	4.8	4,278	4.0
General and administrative expenses	14,329	12.3	17,553	16.3
Research and development expenses	2,912	2.5	1,748	1.6
Total operating expenses	22,853	19.6	23,579	21.9
Income from operations	56,852	48.9	51,294	47.7
Other income (expenses):
Equity in income of an equity method investee	1,861	1.6	740	0.7
Interest expense	(1,484)	(1.3)	(435)	(0.4)
Interest income	3,320	2.8	1,644	1.5
Total other income, net	3,697	3.1	1,949	1.8
Earnings before income tax expense	60,549	52.0	53,243	49.5
Income tax expense	9,825	8.4	8,353	7.8
Net income	50,724	43.6	44,890	41.7
Less: Net income attributable to noncontrolling interest	12,725	10.9	13,812	12.8
Net income attributable to the Company	37,999	32.7	31,078	28.9
Net income per share of common stock
Basic	1.55		1.15
Diluted	1.47		1.11

Sales

Our sales increased by $8.7 million, or 8.1%, to $116.3 million for the six months ended June 30, 2014, compared to $107.6 million for the same period in 2013. Such increase of sales was mainly due to the increase in sales by Shandong Taibang for the six months ended June 30, 2014, partially offset by the reduced sales volume as a result of the planned production suspension at Guizhou Taibang. The increased sales volume of placenta polypeptide products also contributed to the sales increase. The increased sales by Shandong Taibang were attributable to a combined effect of price and volume increases of certain plasma products during this period. On the other hand, Guizhou Taibang reduced the sales volume of its plasma products during this period to address the impact of the reduced production volume and maintain its sales channels and customer relationships during the period of production suspension. Guizhu Taibang suspended its production since June 2013 for GMP upgrades and resumed commercial production in March 2014. In addition, foreign exchange translation accounted for 1.7% of the sales increase.

The following table summarizes the breakdown of sales by significant types of product:

	For the six months ended June 30,				Change
	2014		2013
	Amount	%	Amount	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human Albumin	44.3	38.1	43.3	40.2	1.0	2.3
Immunoglobulin products:
IVIG	47.0	40.4	46.8	43.5	0.2	0.4
Other Immunoglobulin products	13.3	11.4	10.6	9.9	2.7	25.5
Placenta Polypeptide	9.7	8.3	5.2	4.8	4.5	86.5
Others	2.0	1.8	1.7	1.6	0.3	17.6
Totals	116.3	100.0	107.6	100.0	8.7	8.1

During the six months ended June 30, 2014 as compared to the six months ended June 30, 2013:

•	the average price for our approved human albumin products, which accounted for 38.1% of our total sales for the six months ended June 30, 2014, increased by approximately 2.2%, and excluding the foreign exchange translation effect, their average price in RMB term increased by approximately 0.5%; and

•	the average price for our approved IVIG products, which accounted for 40.4% of our total sales for the six months ended June 30, 2014, decreased by approximately 0.6%, and excluding the foreign exchange translation effect, their average price in RMB term decreased by approximately 2.1%.

The price increase of human albumin products was due to the impact of a higher retail price ceiling announced by China National Development and Reform Commission that became effective on February 1, 2013. This increased retail price ceiling provided us with more flexibility in pricing our human albumin products and allowed us to increase our ex-factory prices in certain regional markets. The price decrease of IVIG products, excluding the foreign exchange translation effect, was mainly attributable to the increased sales through distributors in tier one cities. To improve brand recognition in the six months ended June 30, 2014, we increased the market share of our IVIG products in tier one cities through distributors by lowering sales prices, resulting in a decline on the average sales prices of these products.

The sales volume of our human albumin products remained stable for the six months ended June 30, 2014 as compared to the same period in 2013. The increased sales volume in Shandong Taibang was offset by the decreased sales volume in Guizhou Taibang as a result of the planned production suspension at Guizhou Taibang from June 2013 to March 2014. The increase of the sales volume in Shandong Taibang was in line with the increase of the market demand for domestic human albumin as a result of the decreased importation in the six months ended June 30, 2014. The sales volume of our IVIG products remained stable for the six months ended June 30, 2014 as compared to the same period in 2013. The increased sales volume of IVIG in Shandong Taibang was offset by the decreased sales volume in Guizhou Taibang due to the reduced production volume as a result of the planned production suspension at Guizhou Taibang. The increase of the sales volume at Shandong Taibang was mainly due to the increased market demand as a result of the outbursts of HFMD and the increased sales through distributors in tier one cities during the six months ended June 30, 2014 as compared to the same period in 2013.

The sales increase of other immunoglobulin products during the six months ended June 30, 2014 as compared to the same period in 2013 was mainly attributable to the increase in sales volume of human rabies immunoglobulin products, partially offset by the decrease in sales volume of human tetanus immunoglobulin products. The increase in sales volume of human rabies immunoglobulin was primarily a result of increased production volume during this period. We increased the supply of rabies vaccinated plasma and expanded their production in Shandong Taibang starting in the second half of 2013. The improvements on production yield as a result of our research and development efforts also contributed to the increase of production volume. During the six months ended June 30, 2014, we increased our sales of human rabies immunoglobulin products by $4.4 million as compared to the same period in 2013. The decrease in sales volume of human tetanus immunoglobulin products was primarily a result of the planned production suspension at Guizhou Taibang from June 2013 to March 2014.

The sales increase of placenta polypeptide products was mainly in line with the volume increase for the six months ended June 30, 2014 as compared to the same period in 2013. The sales volume of placenta polypeptide products increased by 89% for the six months ended June 30, 2014 as compared to the same period in 2013. This increase was due to the expanded production of placenta polypeptide at Guizhou Taibang after its receipt of the GMP certification for the upgraded production facilities of placenta polypeptide in January 2014.

Cost of sales & gross profit

	For the six months ended June 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	36.6	32.7	3.9	11.9%
as a percentage of total sales	31.5%	30.4%		1.1%
Gross Profit	79.7	74.9	4.8	6.4%
Gross Margin	68.5%	69.6%		(1.1)%

Our cost of sales was $36.6 million, or 31.5% of our sales for the six months ended June 30, 2014, as compared to $32.7 million, or 30.4% of our sales for the same period in 2013. Our gross profit was $79.7 million and $74.9 million for the six months ended June 30, 2014 and 2013, respectively, representing gross margins of 68.5% and 69.6%, respectively. Our cost of sales and gross margin are affected by the volume and pricing of our sold products, raw material costs, production mix and respective yields, inventory provisions, production cycles and routine maintenance costs.

The increase in cost of sales in the six month ended June 30, 2014 as compared to the same period in 2013 was largely in line with the increases in sales volume and cost of plasma. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors consistent with the industry practice. We expected the nutrition fees to be paid to donors continue to increase as a result of improving living standards in China. Consequently, future improvements on margins will need to be derived from increases in product pricing and volume, product mix, yields and manufacturing efficiency. The increase in cost of sales as a percentage of sales for the six month ended June 30, 2014 as compared to the same period in 2013 was mainly due to the increase in cost of plasma partially offset by the change of our product mix to include products with higher margins.

Operating expenses

	For the six months ended June 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	22.9	23.6	(0.7)	(3.0)%
as a percentage of total sales	19.6%	21.9%		(2.3)%

Our total operating expenses decreased by $0.7 million, or 3.0%, to $22.9 million for the six months ended June 30, 2014, from $23.6 million for the same period in 2013. As a percentage of sales, total expenses decreased by 2.3% to 19.6% for the six months ended June 30, 2014, from 21.9% for the same period in 2013. The decrease of the total operating expenses was a combined effect of the decrease of the general and administrative expenses and the increase of the selling expenses and research and development expenses as discussed below.

Selling expenses

	For the six months ended June 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	5.6	4.3	1.3	30.2%
as a percentage of total sales	4.8%	4.0%		0.8%

Our selling expenses increased by $1.3 million, or 30.2%, to $5.6 million for the six months ended June 30, 2014, from $4.3 million for the same period in 2013. As a percentage of sales, our selling expenses for the six months ended June 30, 2014 increased by 0.8% to 4.8%, from 4.0% for the same period in 2013. The increase was mainly due to the increased sales of placenta polypeptide for the six months ended June 30, 2014 as compared to the same period in 2013. Compared with other products, placenta polypeptide has a relatively higher per unit selling expenses.

General and administrative expenses

	For the six months ended June 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	14.3	17.6	(3.3)	(18.8)%
as a percentage of total sales	12.3%	16.3%		(4.0)%

Our general and administrative expenses decreased by $3.3 million, or 18.8%, to $14.3 million for the six months ended June 30, 2014, from $17.6 million for the same period in 2013. General and administrative expenses as a percentage of sales decreased by 4.0% to 12.3% for the six months ended June 30, 2014, from 16.3% for the same period in 2013. The decrease in general and administrative expenses was mainly due to a decrease in legal expenses. In the six months ended June 30, 2013, we incurred legal expenses in relation to the take-over defense against one of our direct competitors in China. We did not incur similar legal expenses for the six months ended June 30, 2014. In addition, we incurred amortization expenses in the six months ended June 30, 2013 with respect to the GMP certificates and certain other intangible assets which were part of our acquisition of Guizhou Taibang in 2008. Because such intangible assets had been fully amortized by the end of 2013, we did not incur corresponding expenses in the six months ended June 30, 2014.

Research and development expenses

	For the six months ended June 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	2.9	1.7	1.2	70.6%
as a percentage of total sales	2.5%	1.6%		0.9%

Our research and development expenses increased by $1.2 million, or 70.6%, to $2.9 million for the six months ended June 30, 2014, from $1.7 million for the same period in 2013. As a percentage of sales, our research and development expenses for the six months ended June 30, 2014 and 2013 were 2.5% and 1.6%, respectively. The increase in research and development expenses was mainly due to the expenditure paid for certain clinical trial programs and the engagement of external experts for certain pipeline products for the six months ended June 30, 2014.

Income tax

	For the six months ended June 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax	9.8	8.4	1.4	16.7%
as a percentage of total sales	8.4%	7.8%		0.6%

Our provision for income taxes increased by $1.4 million, or 16.7%, to $9.8 million for the six months ended June 30, 2014, from $8.4 million for the same period in 2013. Our effective income tax rates were 16.2% and 15.7% for the six months ended June 30, 2014 and 2013, respectively. The effective income tax rate remained consistent for the six months ended June 30, 2014 and 2013. Tax rate applicable to our major operating subsidiaries in the PRC for 2014 and 2013 is 15%.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by bank borrowings and equity contributions by our stockholders. As of June 30, 2014, we had $103.2 million in cash and cash equivalents, primarily consisting of cash on hand and demand deposits.

The following table provides the summary of our cash flows for the periods indicated:

	For the six months ended June 30,
	2014	2013
	(U.S. dollars in millions)
Net cash provided by operating activities	39.0	37.9
Net cash used in investing activities	(3.0)	(12.4)
Net cash used in financing activities	(76.2)	(10.6)
Effects of exchange rate change on cash	(0.7)	2.8
Net (decrease) increase in cash and cash equivalents	(40.9)	17.7
Cash and cash equivalents at beginning of the period	144.1	129.6
Cash and cash equivalents at end of the period	103.2	147.3

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 was $39.0 million, as compared to $37.9 million for the same period in 2013. The increase in net cash provided by operating activities was primarily due to the increase in net income for the six months ended June 30, 2014 as compared to the same period in 2013, partially offset by the increase of accounts receivable and the inventories during this period. Accounts receivable increased by $7.5 million in line with the sales increase during the six months ended June 30, 2014, as compared to $6.3 million during the same period in 2013. Inventories increased by $6.9 million during the six months ended June 30, 2014, as compared to $3.6 million during the same period in 2013. This increase was primarily due to an increase in raw materials as a result of the continued supply of plasma, our primary raw material, by plasma stations of Guizhou Taibang while its production of plasma products had been suspended from June 2013 to March 2014.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $3.0 million, as compared to $12.4 million for the same period in 2013. During the six months ended June 30, 2014 and 2013, we paid $11.5 million and $13.1 million, respectively, for the acquisition of property, plant and equipment, intangible assets and land use right for Shandong Taibang and Guizhou Taibang. On the other hand, during the six months ended June 30, 2014, we received a refund of deposit of $1.6 million from the local government due to the decrease in the size of a parcel of land to be granted to us in Guizhou. In addition, we had a time deposit of $6.6 million mature during the six months ended June 30, 2014, which resulted in a net cash inflow from investing activities.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2014 totaled $76.2 million, as compared to $10.6 million for the same period in 2013. The net cash used in financing activities for the six months ended June 30, 2014 was mainly consisted of a payment of $70.0 million for share repurchase, a deposit of $72.3 million as cash collateral for certain long-term bank loans, a repayment of $4.9 million on a short-term bank loan, and a dividend of $1.4 million paid by our subsidiaries to the noncontrolling interest shareholders, partially offset by proceeds of $70.0 million from certain long-term bank loans and proceeds of $1.6 million from the exercise of stock options. The net cash used in financing activities for the six months ended June 30, 2013 was mainly due to a repayment of $8.0 million of short-term bank loans and a dividend of $8.1 million paid by our subsidiaries to the noncontrolling interest shareholders, partially offset by the proceeds of $4.8 million from short-term bank loans and the proceeds of $2.7 million from the exercise of stock options.

Management believes that the Company has sufficient cash on hand and continuing positive cash inflow, from the sale of its products in the PRC market, for its operations.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of June 30, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
	(U.S. dollars in millions)
Short-term bank loans	4.9	4.9	-	-	-
Long-term bank loans, including current portion	100.0	30.0	70.0	-	-
Interest on bank loans	3.7	2.8	0.9	-	-
Operating lease commitment	1.0	0.5	0.4	-	0.1
Capital commitment	5.2	4.7	0.5	-	-
Total	114.8	42.9	71.8	-	0.1

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

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of June 30, 2014 would result in decrease of net income before provision for income taxes by approximately $0.5 million for the six months ended June 30, 2014.

Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

All of our consolidated revenues and consolidated costs and majority of expenses are denominated in RMB. All of our assets are denominated in RMB, except certain cash balances. However, certain of our loan facilities are denominated in U.S. dollars and our reporting currency is U.S. dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against the U.S. dollars, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of stockholders’ equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

The value of the RMB against the U.S. dollars and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the RMB has not been pegged to the U.S. dollars. Although the People’s Bank of China regularly involved in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollars in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen involvement in the foreign exchange market.

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash at banks and deposits as of June 30, 2014 and December 31, 2013 amounted to $205.0 million and $180.9 million, respectively, $0.3 million and $0.7 million of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash at banks and deposits.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 38.1% and 40.4% of the total sales for the six months ended June 30, 2014, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. David (Xiaoying) Gao and our Chief Financial Officer, Mr. Ming Yang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2014. Based on that evaluation, Mr. Gao and Mr. Yang concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dispute among Guizhou Taibang Shareholders over Raising Additional Capital

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from private strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang at RMB2.80 per share. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority shareholder of Guizhou Taibang’s shares, Guizhou Jie’an Company, or Jie’an, did not support the plan and did not waive its right of first refusal. In May 2007, the majority shareholders caused Guizhou Taibang to sign an Equity Purchase Agreement with certain investors, pursuant to which the investors agreed to invest an aggregate of $7,475,832 (or RMB50,960,000) in exchange for 18,200,000 shares, or 21.4%, of Guizhou Taibang’s equity interests. At the same time, Jie’an also subscribed for 1,800,000 shares, representing its pro rata share of the 20,000,000 shares being offered. The proceeds from all parties were received by Guizhou Taibang in accordance with the agreement.

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

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital injection with the local Administration for Industry and Commerce, or AIC, pursuant to the Equity Purchase Agreement, and such request was approved by the majority shareholders of Guizhou Taibang in a shareholders meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request, pending the outcome of the ongoing litigation. In March 2012, the Company received a subpoena that Jie’an brought suit in the People’s Court of Huaxi District, Guizhou Province, against Guizhou Taibang, alleging Guizhou Taibang’s withholding of its request. Jie’an requested that Guizhou Taibang register its 1.8 million shares of capital injection, pay dividends associated with these shares, as well as the related interest and penalty from May 2007 to December 2011 amounting to $3,967,500 (or RMB25 million) in aggregate, and return the over-paid subscription of $228,528 (or RMB1,440,000), as well as the interest and penalty, amounting to $1,587,000 (or RMB10,000,000) in aggregate. The People’s Court of Huaxi District, Guizhou Province, has accepted Jie’an’s suit. In May 2012, Guizhou Taibang was informed by the court that the case was postponed upon the request from Jie’an. In July 2013, the People’s Court of Huaxi District issued an order declaring that the suit shall be set aside because the court has no jurisdiction over the suit. Jie’an did not appeal the case to the upper-level court.

In December 2013, Jie’an brought suit again in the People’s Court of Huaxi District, Guizhou Province, against Guizhou Taibang, alleging that Guizhou Taibang withheld Jie’an’s request to register 1.8 million shares under its name with the local AIC. The People’s Court of Huaxi District, Guizhou Province, accepted Jie’an’s suit and heard the case on February 26, 2014. In July 2014, the People’s Court of Huaxi District ruled against Jie’an, denying its request to register such shares. However, as part of its ruling, the People’s Court of Huaxi District ordered the Company to pay dividends of $2,240,542 (or RMB 13.8 million) associated with these shares and the related interest expenses to Jie’an. Both the Company and Jie’an appealed the case to the upper-level court in July 2014. As this case should be closely tied to the outcome of the strategic investors’ dispute stated below, the Company does not expect Jie’an to prevail.

In November 2013, Guizhou Taibang held a shareholders meeting and the shareholders passed resolutions, or the Resolutions, that, inter alia, (i) determined that it was no longer necessary for Guizhou Taibang to obtain additional capital from investors; (ii) rejected Jie'an's request that Jie'an subscribe for additional shares of Guizhou Taibang alone and one or more other shareholders reduce their shareholding in Guizhou Taibang; and (iii) approved the issuance of a total of 20,000,000 new shares to all existing shareholders on a pro rata basis. In December 2013, in addition to its lawsuit against Guizhou Taibang for Guizhou Taibang's failure to register its purchase of 1,800,000 shares in 2007 with the local AIC before the People's Court of Huaxi District, Guiyang, Jie'an filed another lawsuit against Guizhou Taibang with the People’s Court of Huaxi District and requested that the court declare the Resolutions void. The case was heard on March 6, 2014. In July 2014, the People’s Court of Huaxi District ruled against Jie’an, denying its request to declare the Resolutions void. Jie’an appealed the case to the upper-level court on July 28, 2014. The Company does not expect Jie’an to prevail.

If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted from 54% to 52.54% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date on which Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated below, the Company does not expect Jie’an to prevail. As of June 30, 2014, the Company had recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $0.8 million) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $0.2 million) for the over-paid subscription and RMB3,135,095 (approximately $0.5 million) for the accrued interest.

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

In October, 2010, the High Court of Guizhou ruled in favor of the Company and denied the strategic investors’ right as shareholders of Guizhou Taibang, as well as their entitlement to the dividends. In light of this ruling, the Company returned the proceeds of $1,699,040 (or RMB11,200,000) to one of the strategic investors in November 2010. In October 2010, the other strategic investors appealed to the PRC Supreme Court in Beijing on the ruling of the High Court of Guizhou. The PRC Supreme Court overruled the decision of the High Court of Guizhou and remanded the case to the High Court of Guizhou for retrial. In January 2012, the strategic investors re-filed their case to the High Court of Guizhou requesting, in addition to the share distribution, the distribution of dividends and interest in the amount of RMB18,349,345 (approximately $3.0 million) and RMB2,847,000 (approximately $0.5 million), respectively. In December 2012, the High Court of Guizhou affirmed the judgment against the strategic investors. In January 2013, the strategic investors appealed to the PRC Supreme Court on the ruling again and the appeal was accepted.

In September 2013, the PRC Supreme Court made the final judgment against the strategic investors and denied the strategic investors’ right as shareholders of Guizhou Taibang and their claim for the related dividend distribution. In November 2013, the strategic investors requested the PRC Supreme Court to reconsider the judgment and such request was rejected by the PRC Supreme Court on January 17, 2014. As of June 30, 2014, Guizhou Taibang had made provision for the strategic investors’ initial fund along with RMB18,387,378 (approximately $3.0 million) in accrued interest, and RMB509,600 (approximately $80,000) for the 1% penalty imposed by the agreement for any breach in the event that Guizhou Taibang is required to return their original investment amount to the strategic investors.

In April 2013, the Company countersued the strategic investors in the Intermediate Court of Guiyang City alleging their breach of the Security Law in the PRC and requested a consideration of $6,064,800 (or RMB38 million) for the related expenses and losses, and Guizhou Intermediate Court accepted the case. In November 2013, the Company withdrew this suit as part of its claims therein had been affirmed in the rulings of the PRC Supreme Court.

ITEM 1A.	RISK FACTORS.

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on March 12, 2014 and Current Report on Form 8-K filed on June 6, 2014. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in the above-referenced Annual Report on Form 10-K and Current Report on Form 8-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended June 30, 2014 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during this period. No repurchases of our common stock were made during the three months ended June 30, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the three months ended June 30, 2014, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2014	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ming Yang
Ming Yang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of China Biologic Products, Inc.
3.2	Third Amended and Restated Bylaws of China Biologic Products, Inc.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith)

