Form 10-Q
period 2014-09-30
China Biologic Products, Inc.
filed 2014-11-05
CIK 1369868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	24,656,612

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2014

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2014	December 31, 2013
		USD	USD
ASSETS
Current Assets
Cash and cash equivalents		74,578,792	144,138,487
Time deposit		-	6,608,612
Restricted deposits	7	63,521,250	-
Accounts receivable, net of allowance for doubtful accounts	2	24,667,887	17,270,132
Inventories	3	96,669,939	88,634,855
Prepayments and other current assets	4	16,009,141	7,641,061
Total Current Assets		275,447,009	264,293,147

Property, plant and equipment, net	5	78,720,377	73,149,072
Land use rights, net		10,111,002	8,213,145
Deposits related to land use rights	6	12,760,943	13,667,130
Restricted cash and deposits, excluding current portion	7	40,131,390	30,523,674
Equity method investment		13,042,867	11,349,807
Other non-current assets		3,603,998	2,585,232
Total Assets		433,817,586	403,781,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term bank loans, including current portion of long-term bank loans	8	75,700,000	9,822,000
Accounts payable		4,809,253	4,445,732
Due to related parties	14	3,952,901	7,206,970
Other payables and accrued expenses		37,266,208	34,852,740
Advance from customers		1,525,251	2,908,853
Income tax payable		5,236,452	4,202,405
Total Current Liabilities		128,490,065	63,438,700

Long-term bank loans, excluding current portion	8	40,000,000	30,000,000
Deferred income		2,832,781	3,003,895
Other liabilities		4,109,613	3,369,003
Total Liabilities		175,432,459	99,811,598

Stockholders’ Equity
Common stock:
par value $0.0001;
100,000,000 shares authorized;
27,716,316 and 27,341,744 shares issued at September 30, 2014 and December 31, 2013, respectively;
24,656,612 and 25,862,040 shares outstanding at September 30, 2014 and December 31, 2013, respectively		2,771	2,734
Additional paid-in capital		19,637,310	72,031,864
Treasury stock: 3,059,704 and 1,479,704 shares at September 30, 2014 and December 31, 2013, respectively, at cost	16,17	(76,570,621)	(29,594,080)

Retained earnings		231,803,243	173,744,551
Accumulated other comprehensive income		19,336,580	21,506,494
Total equity attributable to China Biologic Products, Inc.		194,209,283	237,691,563

Noncontrolling interest		64,175,844	66,278,046

Total Stockholders’ Equity		258,385,127	303,969,609

Commitments and contingencies	13	-	-

Total Liabilities and Stockholders’ Equity		433,817,586	403,781,207

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the three months ended		For the nine months ended
	Note	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
		USD	USD	USD	USD
Sales	12	68,923,830	53,152,141	185,264,391	160,764,396
Cost of sales		22,356,577	17,165,897	58,991,724	49,904,917
Gross profit		46,567,253	35,986,244	126,272,667	110,859,479

Operating expenses
Selling expenses		2,420,971	2,551,245	8,032,632	6,829,365
General and administrative expenses		7,733,867	9,218,798	22,063,291	26,771,966
Research and development expenses		1,788,286	1,053,383	4,700,647	2,801,625
Income from operations		34,624,129	23,162,818	91,476,097	74,456,523

Other income (expenses)
Equity in (loss) income of an equity method investee		(84,516)	642,579	1,776,063	1,382,524
Interest expense		(1,048,177)	(306,656)	(2,532,341)	(741,569)
Interest income		1,722,967	1,320,263	5,043,169	2,964,082
Total other income, net		590,274	1,656,186	4,286,891	3,605,037

Earnings before income tax expense		35,214,403	24,819,004	95,762,988	78,061,560

Income tax expense	9	7,007,650	4,871,041	16,832,025	13,223,592

Net income		28,206,753	19,947,963	78,930,963	64,837,968

Less: Net income attributable to noncontrolling interest		8,146,687	5,251,940	20,872,271	19,064,159

Net income attributable to China Biologic Products, Inc.		20,060,066	14,696,023	58,058,692	45,773,809

Net income per share of common stock:	15
Basic		0.80	0.55	2.35	1.71
Diluted		0.76	0.53	2.24	1.64
Weighted average shares used in computation:	15
Basic		24,548,042	26,288,154	24,325,752	26,649,563
Diluted		25,787,106	27,449,081	25,568,515	27,780,005

Net income		28,206,753	19,947,963	78,930,963	64,837,968

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes		(125,450)	1,985,434	(2,714,890)	7,810,690

Comprehensive income		28,081,303	21,933,397	76,216,073	72,648,658

Less: Comprehensive income attributable to noncontrolling interest		8,081,309	5,586,905	20,327,295	20,469,852

Comprehensive income attributable to China Biologic Products, Inc.		19,999,994	16,346,492	55,888,778	52,178,806

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

							Equity
						Accumulated	attributable
	Common stock		Additional			other	to China
	Number of		paid-in	Retained	Treasury	comprehensive	Biologic	Noncontrolling
	shares	Par value	capital	earnings	Stock	income	Products, Inc.	interest	Total equity
		USD	USD	USD	USD	USD	USD	USD	USD
Balance as of January 1, 2014	27,341,744	2,734	72,031,864	173,744,551	(29,594,080)	21,506,494	237,691,563	66,278,046	303,969,609

Net income	-	-	-	58,058,692	-	-	58,058,692	20,872,271	78,930,963
Other comprehensive income	-	-	-	-	-	(2,169,914)	(2,169,914)	(544,976)	(2,714,890)
Share repurchase	-	-	-	-	(70,000,000)	-	(70,000,000)	-	(70,000,000)
Share-based compensation	-	-	3,331,299	-	-	-	3,331,299	-	3,331,299
Excess tax benefits from stock option exercises	-	-	629,695	-	-	-	629,695	131,174	760,869
Common stock issued in connection with:
- Exercise of stock options	269,947	27	2,258,258	-	-	-	2,258,285	-	2,258,285
- Vesting of restricted shares	104,625	10	(10)	-	-	-	-	-	-
Reissuance of treasury stock	-	-	10,189,059	-	23,023,459	-	33,212,518	-	33,212,518
Dividend declared to noncontrolling interest shareholders	-	-	-	-	-	-	-	(7,437,872)	(7,437,872)
Acquisition of noncontrolling interests	-	-	(68,802,855)	-	-	-	(68,802,855)	(15,122,799)	(83,925,654)
Balance as of September 30, 2014	27,716,316	2,771	19,637,310	231,803,243	(76,570,621)	19,336,580	194,209,283	64,175,844	258,385,127

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30, 2014	September 30, 2013
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	78,930,963	64,837,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,136,783	4,550,598
Amortization	558,991	1,027,650
Loss (gain) on sale of property, plant and equipment	152,638	(138,450)
Reversal of allowance for doubtful accounts, net	(24,462)	-
Allowance for doubtful accounts - other receivables and prepayments	-	37,453
Write-down of obsolete inventories	9,092	-
Deferred tax expense	934,986	428,037
Share-based compensation	3,331,299	4,076,817
Equity in income of an equity method investee	(1,776,063)	(1,382,524)
Excess tax benefits from share-based compensation arrangements	(760,869)	-
Change in operating assets and liabilities:
Accounts receivable	(7,510,078)	(10,758,305)
Prepayment and other assets	(8,602,273)	(720,340)
Inventories	(8,705,670)	(5,872,632)
Accounts payable	396,647	1,254,404
Other payables and accrued expenses	1,866,112	1,088,481
Advance from customers	(1,364,123)	(823,499)
Due to related parties	(293,210)	16,539
Income tax payable	1,827,163	837,760
Net cash provided by operating activities	64,107,926	58,459,957

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for property, plant and equipment	(13,925,010)	(17,076,459)
Payment for intangible assets and land use right	(2,834,220)	(1,141,197)
Dividend received	-	560,980
Refund of deposits related to land use right	1,635,200	-
Proceeds upon maturity of time deposit	6,608,612	-
Proceeds from sale of property, plant and equipment	216,071	175,808
Net cash used in investing activities	(8,299,347)	(17,480,868)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the nine months ended
	September 30, 2014	September 30, 2013
	USD	USD
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercised	2,258,285	3,035,011
Proceeds from short term bank loans	44,500,340	4,808,400
Repayment of short term bank loans	(4,905,600)	(8,014,000)
Proceeds from long-term bank loans	70,000,000	30,000,000
Repayment of long-term bank loans	(33,700,000)	-
Payment for deposits as security for long-term bank loans	(72,290,922)	(30,000,000)
Payment for deposit as security for short-term bank loan	(31,881,083)	-
Proceeds from maturity of deposit as security for long-term bank loan	30,370,670	-
Payment for share repurchase	(70,000,000)	(29,594,080)
Net proceeds from reissuance of treasury stock	33,212,518	-
Acquisition of noncontrolling interest	(86,830,499)	(1,963,913)
Excess tax benefits from share-based compensation arrangements	760,869	-
Dividend paid by subsidiaries to noncontrolling interest shareholders	(6,035,226)	(10,896,678)
Net cash used in financing activities	(124,540,648)	(42,625,260)

EFFECTS OF FOREIGN EXCHANGE RATE CHANGE ON CASH	(827,626)	3,533,528

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(69,559,695)	1,887,357

Cash and cash equivalents at beginning of period	144,138,487	129,609,317

Cash and cash equivalents at end of period	74,578,792	131,496,674

Supplemental cash flow information
Cash paid for income taxes	14,098,003	11,957,795
Cash paid for interest expense	2,108,667	273,095
Noncash investing and financing activities:
Acquisition of property, plant and equipment included in payables	2,988,146	1,502,623
Transfer from prepayments to property, plant and equipment	1,412,648	7,607,160

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013, have been made. All significant intercompany transactions and balances are eliminated on consolidation.

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

The Company maintains cash and deposit balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for its bank accounts located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for its bank accounts located in Hong Kong. Cash and deposit balances maintained at financial institutions or state-owned banks in the PRC are not covered by insurance. Total cash at banks and deposits as of September 30, 2014 and December 31, 2013 amounted to $177,537,107 and $180,858,848, respectively, of which $184,316 and $679,022 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

The Company’s two major products are human albumin and human immunoglobulin for intravenous injection (“IVIG”). Human albumin accounted for 38.3% and 49.7% of the total sales for the three months ended September 30, 2014 and 2013, respectively, and 38.1% and 43.3% of the total sales for the nine months ended September 30, 2014 and 2013, respectively. IVIG accounted for 41.7% and 32.3% of the total sales for the three months ended September 30, 2014 and 2013, respectively, and 40.9% and 39.8% of the total sales for the nine months ended September 30, 2014 and 2013, respectively. If the market demands for human albumin and IVIG cannot be sustained in the future or the price of human albumin and IVIG decreases, the Company’s operating results could be adversely affected.

Substantially all of the Company’s customers are located in the PRC. There were no customers that individually comprised 10% or more of the total sales during the three and nine months ended September 30, 2014 and 2013, respectively. No individual customer represented 10% or more of trade receivables at September 30, 2014 and December 31, 2013, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There were no suppliers that comprised 10% or more of the total purchases for the three and nine months ended September 30, 2014 and 2013, respectively. No vendors individually represented more than 10% of accounts payable at September 30, 2014 and December 31, 2013, respectively.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	USD	USD
Accounts receivable	25,100,770	17,730,821
Less: Allowance for doubtful accounts	(432,883)	(460,689)
Total	24,667,887	17,270,132

The activity in the allowance for doubtful accounts for the nine months ended September 30, 2014 and 2013 are as follows:

	For the nine months ended
	September 30, 2014	September 30, 2013
	USD	USD
Beginning balance	460,689	415,607
Provisions	6,211	-
Recoveries	(30,673)	-
Write-offs	-	-
Foreign currency translation adjustment	(3,344)	11,261
Ending balance	432,883	426,868

NOTE 3 – INVENTORIES

Inventories at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	USD	USD
Raw materials	51,032,796	47,400,578
Work-in-process	26,039,984	20,720,666
Finished goods	19,597,159	20,513,611
Total	96,669,939	88,634,855

No inventory write-down was recorded during the three months ended September 30, 2014 and 2013, respectively. An inventory write-down of $9,092 and nil was recorded for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 4 –OTHER RECEIVABLES IN RESPECT OF A HOUSING PROJECT

In 2009, 107 employees, or the Employee-participants, of Shandong Taibang entered into agreements, or the Housing Project Agreements, with a real estate developer regarding a housing development project, pursuant to which the developer agreed to develop and deliver residential units to the Employee-participants by the end of 2011 and the Employee-participants paid the developer deposits equal to 80% of the purchase prices of the residential units. To assist with their deposit payment, Shandong Taibang entered into separate agreements, or the Financial Assistance Agreements, with the Employee-participants and provided them with advances of up to 50% of the purchase prices of the residential units. These advances were to be repaid by deductions from the Employee-participants’ salaries. In addition, Shandong Taibang also entered into a purchase agreement with the developer to purchase additional units in the development project and made a deposit of RMB3,823,200 (approximately $621,270). However, the developer failed to deliver the residential units and is unlikely to be able to perform the Housing Project Agreements. In August 2014, the Company entered into agreements, or the Advance Payment Agreements, with the Employee-participants, pursuant to which the Company made advance payments to the Employee-participants equal to the deposits that the Employee-participants had paid the developer pursuant to the Housing Project Agreements and refunded them the deductions previously made from their salaries pursuant to the Financial Assistance Agreements together with accrued interest. As of September 30, 2014, the Company had made advance payments totaling RMB30,894,884 (approximately $5,020,419) pursuant to the Advance Payment Agreements.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	USD	USD
Buildings	32,210,958	31,714,173
Machinery and equipment	53,272,420	36,919,094
Furniture, fixtures, office equipment and vehicles	8,011,586	8,141,993
Total property, plant and equipment, gross	93,494,964	76,775,260
Accumulated depreciation	(29,112,130)	(25,658,760)
Total property, plant and equipment, net	64,382,834	51,116,500
Construction in progress	12,453,871	19,050,642
Prepayment for property, plant and equipment	1,883,672	2,981,930
Property, plant and equipment, net	78,720,377	73,149,072

Depreciation expense for the three months ended September 30, 2014 and 2013 was $1,847,248 and $1,444,859, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $5,136,783 and $4,550,598, respectively.

NOTE 6 – DEPOSITS RELATED TO LAND USE RIGHTS

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

NOTE 7 – RESTRICTED CASH AND DEPOSIT

On August 7, 2013, the Company made a time deposit of RMB186,000,000 (approximately $30,225,000) with China Merchants Bank Beijing Branch (“CMB BJ Branch”) as a security for an 18-month US$30,000,000 loan lent by China Merchants Bank Co., Ltd., New York Branch (“CMB NY Branch”). In April 2014, due to the depreciation of RMB against USD, additional deposit of RMB1,000,000 (approximately $162,500) was made as security for this loan. In July 2014, the Company repaid the loan. The time deposit was released upon maturity in August 2014 accordingly.

In February 2014, the Company made time deposits of RMB246,500,000 (approximately $40,056,250) and RMB194,600,000 (approximately $31,622,500) with CMB BJ Branch as a security for a 24-month $40,000,000 loan and an 18-month $30,000,000 loan respectively lent by CMB NY Branch (see Note 8).

In August 2014, the Company made a time deposit of RMB196,300,000 (approximately $31,898,750) with CMB BJ Branch as a security for a 6-month RMB194,000,000 (approximately $31,525,000) loan lent by CMB BJ Branch (see Note 8).

NOTE 8 – BANK LOANS

(a) Current

The Company’s bank loans as of September 30, 2014 and December 31, 2013 consisted of the following:

	Maturity	Annual	September 30,	December 31,
Loans	date	interest rate	2014	2013
			USD	USD
Short-term bank loan, unsecured	May 12, 2014	6.00%	-	4,911,000
Short-term bank loan, unsecured	December 22, 2014	6.00%	4,875,000	4,911,000
Short-term bank loan, unsecured	October 9, 2014	5.60%	13,000,000	-
Short-term bank loan, secured	February 12, 2015	5.04%	31,525,000	-
Current portion of long-term bank loans	August 25, 2015	See note (b)	26,300,000	-
Total			75,700,000	9,822,000

In August 2014, the Company entered into a credit facility agreement with CMB BJ Branch to finance the acquisition of additional equity interest in Guizhou Taibang (see Note 18). Pursuant to the facility agreement, the Company made an 6-month RMB194,000,000 (approximately $31,525,000) loan from CMB BJ Branch secured by a time deposit of RMB196,300,000 (approximately $31,898,750).

Interest expense on short-term bank loans was $394,338 and $79,195 for the three months ended September 30, 2014 and 2013, respectively. Interest expense on short-term bank loans was $600,295 and $273,095 for the nine months ended September 30, 2014 and 2013, respectively.

The Company did not have any revolving line of credit at September 30, 2014.

(b) Non-current

	September 30, 2014	December 31, 2013
	USD	USD
Long-term bank loans	66,300,000	30,000,000
Less: current portion of long-term bank loans	26,300,000	-
Total non-current bank loans	40,000,000	30,000,000

On August 8, 2013, the Company entered into a credit facility agreement with CMB NY Branch to finance the share repurchase. Pursuant to the facility agreement, CMB NY Branch lends to the Company an 18-month $30,000,000 loan bearing an interest rate of 3-month LIBOR plus 1.6% per annum and a facility fee of 0.7% per annum. The loan is secured by a time deposit of RMB187,000,000 (approximately $30,387,500) held at CMB BJ Branch. The Company repaid the loan in July 2014.

The Company entered into a credit facility agreement with CMB NY Branch on February 25, 2014 to finance the share repurchase (see Note 16). Pursuant to the facility agreement, CMB NY Branch lent to the Company a 24-month $40,000,000 loan and an 18-month $30,000,000 loan, secured by time deposits of RMB246,500,000 (approximately $40,056,250) and RMB194,600,000 (approximately $31,622,500), respectively, held at CMB BJ Branch. Both loans bear an interest rate of 3-month LIBOR plus 1.3% per annum and a facility fee of 1.2% per annum. In July 2014, the Company repaid $3,700,000 out of the 18-month $30,000,000 loan.

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

The Company’s effective income tax rates were 20% and 20% for the three months ended September 30, 2014 and 2013, respectively. The Company’s effective income tax rates were 18% and 17% for nine months ended September 30, 2014 and 2013, respectively.

As of and for the nine months ended September 30, 2014, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits to change significantly within the next 12 months.

NOTE 10 – OPTIONS AND NONVESTED SHARES

Options

A summary of stock options activity for the nine months ended September 30, 2014 is as follow:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
		USD		USD
Outstanding at December 31, 2013	1,882,376	9.98	7.20	35,518,897
Granted	-	-
Exercised	(269,947)	8.37		9,409,238
Forfeited and expired	(32,920)	11.44
Outstanding at September 30, 2014	1,579,509	10.23	6.67	69,077,427

Vested and expected to vest	1,579,509	10.23	6.67	69,077,427
Exercisable at September 30, 2014	1,262,009	10.36	6.41	55,026,002

For the three months ended September 30, 2014 and 2013, the Company recorded stock compensation expense of $394,769 and $651,047, respectively, in general and administrative expenses. For the nine months ended September 30, 2014 and 2013, the Company recorded stock compensation expense of $1,249,663 and $3,346,046, respectively, in general and administrative expenses.

At September 30, 2014, approximately $2,313,967 of stock compensation expense with respect to the non-vested stock options is expected to be recognized over approximately 1.65 years.

Nonvested shares

A summary of nonvested shares activity for the nine months ended September 30, 2014 is as follows:

	Number of nonvested shares	Grant date weighted average fair value
		USD
Outstanding at December 31, 2013	362,750	20.91
Granted	294,000	51.74
Vested	(104,625)	20.47
Forfeited	(2,500)	9.85
Outstanding at September 30, 2014	549,625	37.53

For the three months ended September 30, 2014 and 2013, the Company recorded stock compensation expense of $974,601 and $377,808 respectively in general and administrative expenses. For the nine months ended September 30, 2014 and 2013, the Company recorded stock compensation expense of $2,081,636 and $730,771 respectively in general and administrative expenses.

At September 30, 2014, approximately $19,830,214 of stock compensation expense with respect to nonvested shares is expected to be recognized over approximately 3.11 years.

NOTE 11 – FAIR VALUE MEASUREMENTS

Management used the following methods and assumptions to estimate the fair value of financial instruments at the relevant balance sheet dates:

• Short-term financial instruments (including cash and cash equivalents, time deposit, restricted deposits, accounts receivable, other receivables, short-term bank loans including current portion of long-term bank loans, accounts payable, other payables and accrued expenses, and amount due to related parties) – The carrying amounts of the short-term financial instruments approximate their fair values because of the short maturity of these instruments.

• Restricted cash and deposit, excluding current portion – The carrying amounts of the restricted cash and deposit approximate their fair value. The fair value is estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar borrowing.

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

NOTE 12 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the three months ended September 30, 2014 and 2013 are as follows:

	For the three months ended
	September 30, 2014	September 30, 2013
	USD	USD
Human Albumin	26,367,969	26,420,902
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	28,732,092	17,162,545
Other Immunoglobulin products	4,140,522	5,355,020
Placenta Polypeptide	7,810,546	2,762,092
Others	1,872,701	1,451,582
Total	68,923,830	53,152,141

The Company’s sales by significant types of product for the nine months ended September 30, 2014 and 2013 are as follows:

	For the nine months ended
	September 30, 2014	September 30, 2013
	USD	USD
Human Albumin	70,639,862	69,686,924
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	75,707,888	63,921,570
Other Immunoglobulin products	17,417,328	15,949,006
Placenta Polypeptide	17,545,609	7,984,246
Others	3,953,704	3,222,650
Total	185,264,391	160,764,396

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Capital commitments

At September 30, 2014, commitments outstanding for the purchase of property, plant and equipment approximated $5,050,000.

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

In November 2013, Guizhou Taibang held a shareholders meeting and the shareholders passed resolutions, or the November 2013 Resolutions, that, inter alia, (i) determined that it was no longer necessary for Guizhou Taibang to obtain additional capital from investors; (ii) rejected Jie'an's request that Jie'an subscribe for additional shares of Guizhou Taibang alone and one or more other shareholders reduce their shareholding in Guizhou Taibang; and (iii) approved the issuance of a total of 20,000,000 new shares to all existing shareholders on a pro rata basis. In December 2013, in addition to its lawsuit against Guizhou Taibang for Guizhou Taibang's failure to register its purchase of 1,800,000 shares in 2007 with the local AIC before the People's Court of Huaxi District, Guiyang, Jie'an filed another lawsuit against Guizhou Taibang with the People’s Court of Huaxi District and requested that the court declare the November 2013 Resolutions void. The case was heard on March 6, 2014. In July 2014, the People’s Court of Huaxi District ruled against Jie’an denying its request to declare the Resolutions void. Jie’an appealed the case to the upper-level court on July 28, 2014. The Company does not expect Jie’an to prevail. In March 2014, Guizhou Taibang held a shareholders meeting and the shareholders passed resolutions, or the March 2014 Resolutions, that, inter alia, recalculated the ownership percentage in Guizhou Taibang based on the November 2013 Resolutions and the additional capital injections from existing shareholders. Guizhou Taibang updated the registration with the local AIC regarding the additional capital injections in August 2014. In September 2014, Jie’an and Yigong Shengda Technology Company Limited, or Yigong, another minority shareholder of Guizhou Taibang, appealed to People’s Court of Huaxi District and requested that the court declare both the November 2013 Resolutions and the March 2014 Resolutions void and instruct Guizhou Taibang to withdraw the AIC registration regarding the additional capital injections. The Company does not expect Jie’an or Yigong to prevail.

If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted to 71% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date on which Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated below, the Company does not expect Jie’an to prevail. As of September 30, 2014, the Company had recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $819,000) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $234,000) for the over-paid subscription and RMB3,235,544 (approximately $525,776) for the accrued interest.

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

In September 2013, the PRC Supreme Court made the final judgment against the strategic investors and denied the strategic investors’ right as shareholders of Guizhou Taibang and their claim for the related dividend distribution. In November 2013, the strategic investors requested the PRC Supreme Court to reconsider the judgment and such request was rejected by the PRC Supreme Court on January 17, 2014. As of September 30, 2014, Guizhou Taibang had made provision for the strategic investors’ initial fund along with RMB19,003,712 (approximately $3,088,103) in accrued interest, and RMB509,600 (approximately $82,810) for the 1% penalty imposed by the agreement for any breach in the event that Guizhou Taibang is required to return their original investment amount to the strategic investors.

NOTE 14 – RELATED PARTY TRANSACTIONS

The material related party transactions undertaken by the Company with related parties for the three months ended September 30, 2014 and 2013 are presented as follows:

	For the three months ended
	September 30, 2014	September 30, 2013
	USD	USD
Commission expenses with related parties(1)	-	815,410

The material related party transactions undertaken by the Company with related parties for the nine months ended September 30, 2014 and 2013 are presented as follows:

	For the nine months ended
	September 30, 2014	September 30, 2013
	USD	USD
Commission expenses with related parties(1)	2,249,716	2,367,722

The related party balances as at September 30, 2014 and December 31, 2013 are presented as follows:

Liabilities	Purpose	September 30, 2014	December 31, 2013
		USD	USD
Other payable – a related party(1)	Commission	8,125	351,955
Other payable – a related party(2)	Loan	2,366,000	2,383,472
Other payable – a related party(3)	Contribution	-	2,929,903
Other payable – related parties(4)	Contribution	1,578,776	1,541,640
Total other payable – related parties		3,952,901	7,206,970

(1)

During the year ended December 31, 2011, Guizhou Taibang signed an agency contract with Guizhou Eakan Pharmaceutical Co., Ltd. (“Guizhou Eakan”), one of the former Guizhou Taibang’s noncontrolling interest shareholders (see note 18), pursuant to which Guizhou Taibang would pay commission to Guizhou Eakan for the promotion of the product of Placenta Polypeptide. The agency contract expired on May 31, 2014 and Guizhou Eakan no longer provided the promotion services thereafter. At September 30, 2014 and December 31, 2013, Guizhou Taibang accrued commission payable of $8,125 and $351,955 for service rendered by Guizhou Eakan, respectively. For the three months ended September 30, 2014 and 2013, commission expense for service rendered by Guizhou Eakan was nil and $815,410, respectively. For the nine months ended September 30, 2014 and 2013, commission expense for service rendered by Guizhou Eakan was $2,249,716 and $2,367,722, respectively.

(2)

Guizhou Taibang has payables to Guizhou Eakan Investing Corp., amounting to approximately $2,366,000 and $2,383,472 at September 30, 2014 and December 31, 2013, respectively. Guizhou Eakan Investing Corp. is an affiliate of Guizhou Eakan. The Company borrowed this interest free advance for working capital purpose for Guizhou Taibang. The balance is due on demand.

(3)

In December 2013, Guizhou Taibang received a contribution of RMB17,898,000 (approximately $2,908,425) from Guizhou Eakan, pending for the registration with the local AIC. In August 2014, the Company acquired the equity interest owned by Guizhou Eakan in Guizhou Taibang and made the registration accordingly.

(4)	Guizhou Taibang has payables to Jie’an, a noncontrolling interest shareholder of Guizhou Taibang, amounting to approximately $1,578,776 and $1,541,640 at September 30, 2014 and December 31, 2013, respectively. In 2007, Guizhou Taibang received additional contributions from Jie’an of $962,853 (or RMB6,480,000) to maintain Jie’an’s equity interest in Guizhou Taibang at 9%. However, due to a legal dispute among shareholders over raising additional capital as discussed in the legal proceeding section (see Note 13), the contribution is subject to be returned to Jie’an. During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital contribution with the local AIC, pursuant to the Equity Purchase Agreement, and such registration was approved by the majority shareholders of Guizhou Taibang in a shareholders’ meeting held in the second quarter of 2010. However, the Board of Directors of the Company is withholding its required ratification of the shareholders’ approval of Jie’an’s request until the completion of the ongoing litigations. If the Company decided to ratify the approval, Dalin’s ownership in Guizhou Taibang will be diluted to 71% and Jie’an will be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date on which Jie’an’s contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated above, the Company has recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $819,000) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $234,000) for the over-paid subscription and RMB3,235,544 (approximately $525,776) for the accrued interest and penalty at September 30, 2014.

NOTE 15 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the three months ended
	September 30, 2014	September 30, 2013
	USD	USD

Net income attributable to China Biologic Products, Inc.	20,060,066	14,696,023
Earnings allocated to participating nonvested shares	(342,190)	(143,220)
Net income used in basic/diluted net income per common stock	19,717,876	14,552,803

Weighted average shares used in computing basic net income per common stock	24,548,042	26,288,154
Diluted effect of stock option	1,239,064	1,160,927
Weighted average shares used in computing diluted net income per common stock	25,787,106	27,449,081

Net income per common stock – basic	0.80	0.55
Net income per common stock – diluted	0.76	0.53

During the three months ended September 30, 2014 and 2013, no option was antidilutive and excluded from the calculation of diluted net income per common stock.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the nine months ended
	September 30, 2014	September 30, 2013
	USD	USD

Net income attributable to China Biologic Products, Inc.	58,058,692	45,773,809
Earnings allocated to participating nonvested shares	(895,840)	(303,490)
Net income used in basic/diluted net income per common stock	57,162,852	45,470,319

Weighted average shares used in computing basic net income per common stock	24,325,752	26,649,563
Diluted effect of stock option	1,242,763	1,130,442
Weighted average shares used in computing diluted net income per common stock	25,568,515	27,780,005

Net income per common stock – basic	2.35	1.71
Net income per common stock – diluted	2.24	1.64

During the nine months ended September 30, 2014 and 2013, no option was antidilutive and excluded from the calculation of diluted net income per common stock.

NOTE 16 – SHARE REPURCHASE

On January 27, 2014, the Company entered into a redemption agreement with one of its individual shareholders, pursuant to which the Company repurchased 2,500,000 shares of common stock for a consideration of $70,000,000. The transaction was completed on February 28, 2014.

NOTE 17 – FOLLOW-ON OFFERING OF COMMON STOCK

On July 2, 2014, the Company completed a follow-on offering of 1,782,500 shares of common stock at a price of $38.00 per share, less the underwriting discounts and commissions and offering expenses. In this July 2014 follow-on offering, the Company sold 920,000 shares (including 120,000 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from the Company) and a selling stockholder sold 862,500 shares (including 112,500 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from such selling stockholder). The Company raised net proceeds of approximately $33.2 million from this offering, after deducting the underwriting discounts and commissions and offering expenses payable by the Company. The Company did not receive any proceeds from the sale of the shares by the selling stockholder.

NOTE 18 – ACQUISITION OF ADDITIONAL EQUITY INTEREST IN GUIZHOU TAIBANG

On August 25, 2014, Guiyang Dalin Biotechnology ("Guiyang Dalin"), a wholly-owned subsidiary of the Company, entered into an agreement to acquire an additional 19.84% equity interest in Guizhou Taibang from Guizhou Eakan, a non-controlling interest shareholder of Guizhou Taibang. The total consideration of the transaction was RMB535 million (approximately $86.9 million). The Company completed the acquisition on September 4, 2014 and increased its equity interest in Guizhou Taibang to 76.23%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; expectations regarding governmental approvals of our new products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including the risk factors described in our Annual Report on Form 10-K filed on March 12, 2014 and our Current Report on Form 8-K filed on June 6, 2014, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“China Biologic”, the “Company”, “we”, “us”, or “our”, are to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries;
•	“Taibang Biological” are to our wholly owned subsidiary Taibang Biological Limited, a BVI company, formerly Logic Express Limited;
•	“Taibang Holdings” are to our wholly owned subsidiary Taibang Holdings (Hong Kong) Limited, a Hong Kong company, formerly Logic Holdings (Hong Kong) Limited;
•	“Taibang Biotech” are to our wholly owned subsidiary Taibang Biotech (Shandong) Co., Ltd., a PRC company, formerly Logic Management and Consulting (China) Co., Ltd.;
•	“Taibang Beijing” are to our wholly owned subsidiary Taibang (Beijing) Pharmaceutical Research Institute Co., Ltd., a PRC company, formerly Logic Taibang Biotech Institute (Beijing);
•	“Dalin” are to our wholly owned subsidiary Guiyang Dalin Biologic Technologies Co., Ltd., a PRC company;
•	“Shandong Taibang” are to our majority owned subsidiary Shandong Taibang Biological Products Co. Ltd., a PRC company;
•	“Taibang Medical” are to our wholly owned subsidiary Shandong Taibang Medical Company, a PRC company;
•	“GMP” as to Good Manufacturing Practices.
•	“Guizhou Taibang” are to our majority owned subsidiary Guizhou Taibang Biological Products Co., Ltd., a PRC company, formerly Guiyang Qianfeng Biological Products Co., Ltd.;
•	“Huitian” are to our minority owned investee Xi’an Huitian Blood Products Co., Ltd., a PRC company;
•	“Board” are to our board of directors;
•	“BVI” are to the British Virgin Islands;
•	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;
•	“PRC” and “China” are to the People’s Republic of China;
•	“SEC” are to the Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“Renminbi” and “RMB” are to the legal currency of China; and
•	“U.S. dollars”, “USD” and “$” are to the legal currency of the United States.

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

We have a strong product portfolio with over 20 different dosage forms of plasma products. Our principal products are human albumin and immunoglobulin for intravenous injection, or IVIG. Albumin has been used for almost 50 years to treat critically ill patients by assisting the maintenance of adequate blood volume and pressure. IVIG is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as their principal raw material. Sales of human albumin products represented approximately 38.3% and 49.7% of our total sales for the three months ended September 30, 2014 and 2013, respectively, and 38.1% and 43.3% of our total sales for the nine months ended September 30, 2014 and 2013, respectively. Sales of IVIG products represented approximately 41.7% and 32.3% of our total sales for the three months ended September 30, 2014 and 2013, respectively, and 40.9% and 39.8% of our total sales for the nine months ended September 30, 2014 and 2013, respectively. All of our products are prescription medicines administered in the form of injections.

Our sales model focuses on direct sales to hospitals and inoculation centers and is complemented by distributor sales. We usually sign short-term contracts with customers and therefore our largest customers have changed over the years. For the three months ended September 30, 2014 and 2013, our top five customers accounted for approximately 13.1% and 11.9%, respectively, of our total sales. For the nine months ended September 30, 2014 and 2013, our top five customers accounted for approximately 16.0% and 10.8%, respectively, of our total sales. As we continue to expand our geographic presence and diversify our customer base and product mix, we expect that our largest customers will continue to change from year to year.

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

Recent Developments

Follow-on offering

In July 2014, we completed a follow-on offering of 1,782,500 shares of common stock at a price of $38.00 per share, less the underwriting discounts and commissions and offering expenses. In this July 2014 follow-on offering, we sold 920,000 shares (including 120,000 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from us) and a selling stockholder sold 862,500 shares (including 112,500 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from such selling stockholder). We raised net proceeds of $33.2 million from this offering, after deducting the underwriting discounts and commissions and offering expenses payable by us. We did not receive any proceeds from the sale of the shares by the selling stockholder.

Acquisition of minority interest

In August 2014, Dalin entered into several agreements with Guizhou Eakan Pharmaceutical Co., Ltd., or Guizhou Eakan, a then non-controlling interest shareholder of Guizhou Taibang, to acquire from it an additional 19.84% equity interest in Guizhou Taibang. The total consideration for the transaction was RMB535 million (approximately $86.8 million). Dalin completed the acquisition in September 2014 and increased its controlling stake in Guizhou Taibang to 76.23%.

Sales of common stock by certain directors and officers in the open market

In September 2014, certain directors and officers of the Company sold small amounts of the Company’s common stock in the open market for purposes of paying income tax in connection with the scheduled vesting of certain restricted shares held by them.

PCC approval

In October 2014, the Company received approval from the China Food and Drug Administration for commercial manufacturing of human prothrombin complex concentrate, or PCC, at its Shandong Taibang facility. The Company expects to commence commercial production of PCC at this facility immediately upon the receipt of the GMP certificate in early December 2014.

Approval to establish two plasma stations in Hebei province

In October 2014, Shandong Taibang received approval from the Hebei Provincial Health and Family Planning Commission to build two new plasma collection stations in Hebei Province. The Company intends to acquire the requisite land use rights and obtain the construction permits as soon as it completes the site selection process, and will try to complete construction, staff recruitment and government inspection and certification process within approximately 12 months thereafter. Each new collection station may commence operations only after it passes a government inspection and certification process and obtains a collection license. The Company expects these two new stations to reach their designed annual collection capacities in approximately three years after obtaining collection licenses.

Shandong employee housing development project

In 2009, 107 employees, or the Employee-participants, of Shandong Taibang entered into agreements, or the Housing Project Agreements, with a real estate developer regarding an employee housing development project, pursuant to which the developer agreed to develop and deliver residential units to the Employee-participants by the end of 2011 and the Employee-participants paid the developer deposits equal to 80% of the purchase prices of the residential units. To assist with such deposit payments, Shandong Taibang entered into separate agreements, or the Financial Assistance Agreements, with the Employee-participants and provided them with advances of up to 50% of the purchase prices of the residential units. These advances were to be repaid by deductions from the Employee-participants’ salaries. In addition, Shandong Taibang also entered into a purchase agreement with the developer to purchase additional units in the development project and made a deposit of RMB3.8 million (approximately $0.6 million). However, the developer failed to deliver the residential units and is unlikely to be able to perform its obligations under Housing Project Agreements. In August 2014, the Company entered into agreements, or the Advance Payment Agreements, with the Employee-participants, pursuant to which the Company made advance payments to the Employee-participants equal to the deposits that the Employee-participants had paid the developer pursuant to the Housing Project Agreements and refunded them the deductions previously made from their salaries pursuant to the Financial Assistance Agreements together with accrued interest. As of September 30, 2014, the Company had made advance payments and refunds totaling approximately $5.0 million pursuant to the Advance Payment Agreements. Shandong Taibang is in the process of entering into supplemental agreements to the Advance Payment Agreements, or the Proposed Supplemental Agreements, with the Employee-participants, pursuant to which the Employee-participants will agree to transfer and assign to Shandong Taibang their rights under the Housing Project Agreements, including their rights to pursue legal actions against and recover damages from the developer, and in return, Shandong Taibang will agree to waive its right to claim the advance payments and the refunds of the deductions under the Advance Payment Agreements. Shandong Taibang has recently initiated the process of launching legal actions against the developer in Shandong to recover the funds paid by the Employee-participants and Shandong Taibang. The Company will make a full provision in the consolidated financial statements for the advance payments and refunds under the Advance Payment Agreements if the management determines that the potential for recovery is remote after all legitimate means of collection have been exhausted.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended September 30, 2014:

•	Sales: Sales increased by $15.7 million, or 29.5%, to $68.9 million for the three months ended September 30, 2014, from $53.2 million for the same period in 2013.

•	Gross profit: Gross profit increased by $10.6 million, or 29.4%, to $46.6 million for the three months ended September 30, 2014, from $36.0 million for the same period in 2013.

•	Income from operations: Income from operations increased by $11.4 million, or 49.1%, to $34.6 million for the three months ended September 30, 2014, from $23.2 million for the same period in 2013.

•	Net income attributable to the Company: Net income increased by $5.4 million, or 36.7%, to $20.1 million for the three months ended September 30, 2014, from $14.7 million for the same period in 2013.

•	Diluted net income per share: Diluted net income per share was $0.76 for the three months ended September 30, 2014, as compared to $0.53 for the same period in 2013.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and September 30, 2013

The following table sets forth key components of our results of operations in thousands of U.S. dollars for the periods indicated.

	For the three months ended September 30,
	2014		2013
	Amount	% of total sales	Amount	% of total sales
	(U.S. dollars in thousands, except percentage)
Sales	68,924	100.0	53,152	100.0
Cost of sales	22,357	32.4	17,166	32.3
Gross margin	46,567	67.6	35,986	67.7
Operating expenses:
Selling expenses	2,421	3.5	2,551	4.8
General and administrative expenses	7,734	11.2	9,219	17.3
Research and development expenses	1,788	2.6	1,053	2.0
Total operating expenses	11,943	17.3	12,823	24.1
Income from operations	34,624	50.2	23,163	43.6
Other income (expenses):
Equity in (loss) income of an equity method investee	(85)	(0.1)	643	1.2
Interest expense	(1,048)	(1.5)	(307)	(0.6)
Interest income	1,723	2.5	1,320	2.5
Total other income, net	590	0.9	1,656	3.1
Earnings before income tax expense	35,214	51.1	24,819	46.7
Income tax expense	7,007	10.2	4,871	9.2
Net income	28,207	40.9	19,948	37.5
Less: Net income attributable to noncontrolling interest	8,147	11.8	5,252	9.9
Net income attributable to the Company	20,060	29.1	14,696	27.6
Net income per share of common stock
Basic	0.80		0.55
Diluted	0.76		0.53

Sales

Our sales increased by $15.7 million, or 29.5%, to $68.9 million for the three months ended September 30, 2014, compared to $53.2 million for the same period in 2013. The increase in sales for the three months ended September 30, 2014 was primarily attributable to the sales volume increases in IVIG and placenta polypeptide products.

The following table summarizes the breakdown of sales by significant types of product:

	For the three months ended September 30,				Change
	2014		2013
	Amount	%	Amount	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human Albumin	26.4	38.3	26.4	49.7	-	-
Immunoglobulin products:
IVIG	28.7	41.7	17.2	32.3	11.5	66.9
Other Immunoglobulin products	4.1	6.0	5.4	10.1	(1.3)	(24.1)
Placenta Polypeptide	7.8	11.3	2.8	5.2	5.0	178.6
Others	1.9	2.7	1.4	2.7	0.5	35.7
Totals	68.9	100.0	53.2	100.0	15.7	29.5

During the three months ended September 30, 2014 as compared to the three months ended September 30, 2013:

•	the average price for our approved human albumin products, which accounted for 38.3% of our total sales for the three months ended September 30, 2014, remained stable in both USD term and RMB term; and

•	the average price for our approved IVIG products, which accounted for 41.7% of our total sales for the three months ended September 30, 2014, remained stable in both USD term and RMB term.

The average sales price for our human albumin products and IVIG products remained stable for the three months ended September 30, 2014 as compared to the same period in 2013, as a result of the combined effect of the reduced value added tax, or VAT, rate and our sales effort to increase market shares in tier-one cities and new markets. On the one hand, the VAT rate on sales of plasma products was reduced from 6% to 3%, effective on July 1, 2014, pursuant to a notice jointly promulgated by the PRC Ministry of Finance and the PRC State Administration of Taxation in June 2014. The reduction in the VAT rate had a positive impact on our sales prices as our sales are recognized as the invoiced price of the products sold minus VAT. All other factors being equal, the reduction in the VAT rate may increase our sales price of plasma products by 2.9%. On the other hand, to improve brand recognition, we increased the market share of our human albumin products and IVIG products in tier-one cities and new markets through distributors by lowering the invoiced prices during the three months ended September 30, 2014.

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

The sales volume of our human albumin products remained stable for the three months ended September 30, 2014 as compared to the same period in 2013, as a result of the combined effect of the increased sales volume at Guizhou Taibang and the decreased sales volume at Shandong Taibang. On the one hand, Guizhou Taibang resumed production in March 2014 and shipped its first batch of products for sales in July 2014 after the completion of government batch approval. On the other hand, the sales volume at Shandong Taibang decreased primarily due to the delayed shipments of certain batches of products pending government batch approval during the three months ended September 30, 2014. The sales volume of our IVIG products increased by 67% for the three months ended September 30, 2014 as compared to the same period in 2013. The increase in sales volume of IVIG was primarily due to the increased sales through distributors in tier-one cities and new markets supported by the increased output following the production resumption at Guizhou Taibang. In addition, the rise in the occurrence of the Hand-Foot-and-Mouth Disease, or HFMD, in 2014 also contributed to the increase in the sales volume of IVIG during the three months ended September 30, 2014 as compared to the same period in 2013.

The sales increase of placenta polypeptide products was generally in line with the volume increase for the three months ended September 30, 2014 as compared to the same period in 2013. The sales volume of placenta polypeptide products increased by 193% for the three months ended September 30, 2014 as compared to the same period in 2013. This increase was due to the expanded production of placenta polypeptide at Guizhou Taibang after its receipt of the GMP certification for the upgraded production facilities in January 2014.

Cost of sales & gross profit

	For the three months ended September 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	22.4	17.2	5.2	30.2%
as a percentage of total sales	32.4%	32.3%		0.1%
Gross Profit	46.6	36.0	10.6	29.4%
Gross Margin	67.6%	67.7%		(0.1)%

Our cost of sales was $22.4 million, or 32.4% of our sales for the three months ended September 30, 2014, as compared to $17.2 million, or 32.3% of our sales for the same period in 2013. Our gross profit was $46.6 million and $36.0 million for the three months ended September 30, 2014 and 2013, respectively, representing gross margins of 67.6% and 67.7%, respectively. Our cost of sales and gross margin are affected by the volume and pricing of our sold products, raw material costs, production mix and respective yields, inventory impairments, production cycles and routine maintenance costs.

The increase in cost of sales in the three month ended September 30, 2014 as compared to the same period in 2013 was generally in line with the increases in sales volume and cost of plasma. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors consistent with the industry practice. We expected the nutrition fees to be paid to donors continue to increase as a result of improving living standards in China. Consequently, future improvements on margins will need to be derived from increases in product pricing and volume, product mix, yields and manufacturing efficiency. The slight increase in cost of sales as a percentage of sales for the three months ended September 30, 2014 as compared to the same period in 2013 was mainly due to the increase in cost of plasma partially offset by the change of our product mix to include products with higher margins.

Operating expenses

	For the three months ended September 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	11.9	12.8	(0.9)	(7.0)%
as a percentage of total sales	17.3%	24.1%		(6.8)%

Our total operating expenses decreased by $0.9 million, or 7.0%, to $11.9 million for the three months ended September 30, 2014, from $12.8 million for the same period in 2013. As a percentage of sales, total expenses decreased by 6.8% to 17.3% for the three months ended September 30, 2014, from 24.1% for the same period in 2013. The decrease of the total operating expenses was a combined effect of the decrease of the general and administrative expenses and the increase of research and development expenses as discussed below.

Selling expenses

	For the three months ended September 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	2.4	2.6	(0.2)	(7.7)%
as a percentage of total sales	3.5%	4.8%		(1.3)%

Our selling expenses decreased by $0.2 million, or 7.7%, to $2.4 million for the three months ended September 30, 2014, from $2.6 million for the same period in 2013. As a percentage of sales, our selling expenses for the three months ended September 30, 2014 decreased by 1.3% to 3.5%, from 4.8% for the same period in 2013. The decrease was mainly due to the decreased per unit selling expense of placenta polypeptide for the three months ended September 30, 2014 as compared to the same period in 2013. Guizhou Taibang had engaged a service provider since 2011 for a fee to promote its sales of placenta polypeptide. We shifted to utilizing internal resources for our promotional efforts and we did not renew the engagement upon its expiration in May 2014.

General and administrative expenses

	For the three months ended September 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	7.7	9.2	(1.5)	(16.3)%
as a percentage of total sales	11.2%	17.3%		(6.1)%

Our general and administrative expenses decreased by $1.5 million, or 16.3%, to $7.7 million for the three months ended September 30, 2014, from $9.2 million for the same period in 2013. General and administrative expenses as a percentage of sales decreased by 6.1% to 11.2% for the three months ended September 30, 2014, from 17.3% for the same period in 2013. The decrease in general and administrative expenses was mainly due to a decrease in legal expenses and amortization expenses of intangible assets. For the three months ended September 30, 2013, we incurred legal expenses in relation to the lawsuit with the strategic investors of Guizhou Taibang. We did not incur similar legal expenses in the three months ended September 30, 2014. In addition, we incurred amortization expenses in the three months ended September 30, 2013 with respect to the GMP certificates and certain other intangible assets which were part of our acquisition of Guizhou Taibang in 2008. Such intangible assets had been fully amortized by the end of 2013, and as a result, we did not incur corresponding expenses in the three months ended September 30, 2014.

Research and development expenses

	For the three months ended September 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	1.8	1.1	0.7	63.6%
as a percentage of total sales	2.6%	2.0%		0.6%

Our research and development expenses increased by $0.7 million, or 63.6%, to $1.8 million for the three months ended September 30, 2014, from $1.1 million for the same period in 2013. As a percentage of sales, our research and development expenses for the three months ended September 30, 2014 and 2013 were 2.6% and 2.0%, respectively. The increase in research and development expenses was mainly due to the expenditure paid for certain clinical trial programs and the engagement of external experts for certain pipeline products for the three months ended September 30, 2014.

Income tax

	For the three months ended September 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax	7.0	4.9	2.1	42.9%
as a percentage of total sales	10.2%	9.2%		1.0%

Our provision for income taxes increased by $2.1 million, or 42.9%, to $7.0 million for the three months ended September 30, 2014, from $4.9 million for the same period in 2013. Our effective income tax rates were 19.9% and 19.6% for the three months ended September 30, 2014 and 2013, respectively. The effective income tax rate remained stable for the three months ended September 30, 2014 and 2013. Tax rate applicable to our major operating subsidiaries in the PRC for 2014 and 2013 is 15%.

Comparison of Nine Months Ended September 30, 2014 and September 30, 2013

The following table sets forth key components of our results of operations in thousands of U.S. dollars for the periods indicated.

	For the nine months ended September 30,
	2014		2013
	Amount	% of total sales	Amount	% of total sales
	(U.S. dollars in thousands, except percentage)
Sales	185,264	100.0	160,764	100.0
Cost of sales	58,991	31.8	49,905	31.0
Gross margin	126,273	68.2	110,859	69.0
Operating expenses:
Selling expenses	8,033	4.3	6,829	4.2
General and administrative expenses	22,063	12.0	26,772	16.7
Research and development expenses	4,701	2.5	2,801	1.7
Total operating expenses	34,797	18.8	36,402	22.6
Income from operations	91,476	49.4	74,457	46.4
Other income (expenses):
Equity in income of an equity method investee	1,776	1.0	1,383	0.9
Interest expense	(2,532)	(1.4)	(742)	(0.5)
Interest income	5,043	2.7	2,964	1.8
Total other income, net	4,287	2.3	3,605	2.2
Earnings before income tax expense	95,763	51.7	78,062	48.6
Income tax expense	16,832	9.1	13,224	8.2
Net income	78,931	42.6	64,838	40.4
Less: Net income attributable to noncontrolling interest	20,872	11.3	19,064	11.9
Net income attributable to the Company	58,059	31.3	45,774	28.5
Net income per share of common stock
Basic	2.35		1.71
Diluted	2.24		1.64

Sales

Our sales increased by $24.5 million, or 15.2%, to $185.3 million for the nine months ended September 30, 2014, compared to $160.8 million for the same period in 2013, primarily due to the sales volume increases in IVIG and placenta polypeptide products.

The following table summarizes the breakdown of sales by significant types of product:

	For the nine months ended September 30,				Change
	2014		2013
	Amount	%	Amount	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human Albumin	70.6	38.1	69.7	43.3	0.9	1.3
Immunoglobulin products:
IVIG	75.7	40.9	63.9	39.7	11.8	18.5
Other Immunoglobulin products	17.4	9.4	15.9	9.9	1.5	9.4
Placenta Polypeptide	17.5	9.4	8.0	5.0	9.5	118.8
Others	4.1	2.2	3.3	2.1	0.8	24.2
Totals	185.3	100.0	160.8	100.0	24.5	15.2

During the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013:

•	the average price for our approved human albumin products, which accounted for 38.1% of our total sales for the nine months ended September 30, 2014, increased by approximately 1.2%, and excluding the foreign exchange translation effect, their average price in RMB term remained stable; and

•	the average price for our approved IVIG products, which accounted for 40.9% of our total sales for the nine months ended September 30, 2014, remained stable, and excluding the foreign exchange translation effect, their average price in RMB term decreased by approximately 1.2%.

The average sales price of human albumin products remained stable in RMB term for the nine months ended September 30, 2014 as compared to the same period in 2013, as a result of the combined effects of the increased government-imposed retail price ceiling, the reduced VAT rate and our sales effort to increase market shares in tier-one cities and new markets. China National Development and Reform Commission increased the retail price ceiling of human albumin products effective on February 1, 2013. This increased retail price ceiling provided us with more flexibility in pricing our human albumin products and allowed us to increase our ex-factory prices in certain regional markets. The reduction of VAT rate from 6% to 3% effective on July 1, 2014 also had a positive impact on our sales price of plasma products as our sales are recognized as the invoiced price of the products sold minus VAT. We lowered sales price of human albumin products, however, in order to expand our market shares in tier-one cities and certain new markets in 2014. The price decrease of IVIG products in RMB term, excluding the foreign exchange translation effect, was mainly attributable to the increased sales through distributors in tier-one cities and new markets, partially offset by the reduced VAT rate. To improve brand recognition, we increased the market share of our IVIG products in tier-one cities and new markets through distributors by lowering sales prices in the nine months ended September 30, 2014.

The sales volume of our human albumin products remained stable for the nine months ended September 30, 2014 as compared to the same period in 2013. The increased sales volume in Shandong Taibang was offset by the decreased sales volume in Guizhou Taibang as a result of the planned production suspension at Guizhou Taibang from June 2013 to March 2014. The sales volume of our IVIG products increased by 18.7% for the nine months ended September 30, 2014 as compared to the same period in 2013. The increase of the sales volume was mainly due to the increased market demand as a result of the outbursts of HFMD and the increased sales through distributors in tier-one cities and new markets during the nine months ended September 30, 2014, partially offset by the decreased sales volume in Guizhou Taibang as a result of its planned production suspension. In anticipation of a favorable market environment and our increased sales capabilities this year, we reserved a large volume of our 2013 IVIG inventories to be sold throughout 2014.

The sales increase of placenta polypeptide products was generally in line with the volume increase for the nine months ended September 30, 2014 as compared to the same period in 2013. The sales volume of placenta polypeptide products increased by 124.5% for the nine months ended September 30, 2014 as compared to the same period in 2013. This increase was due to the expanded production of placenta polypeptide at Guizhou Taibang after its receipt of the GMP certification for the upgraded production facilities in January 2014.

Cost of sales & gross profit

	For the nine months ended September 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	59.0	49.9	9.1	18.2%
as a percentage of total sales	31.8%	31.0%		0.8%
Gross Profit	126.3	110.9	15.4	13.9%
Gross Margin	68.2%	69.0%		(0.8)%

Our cost of sales was $59.0 million, or 31.8% of our sales for the nine months ended September 30, 2014, as compared to $49.9 million, or 31.0% of our sales for the same period in 2013. Our gross profit was $126.3 million and $110.9 million for the nine months ended September 30, 2014 and 2013, respectively, representing gross margins of 68.2% and 69.0%, respectively. Our cost of sales and gross margin are affected by the volume and pricing of our sold products, raw material costs, production mix and respective yields, inventory impairments, production cycles and routine maintenance costs.

The increase in cost of sales in the nine months ended September 30, 2014 as compared to the same period in 2013 was generally in line with the increases in sales volume and cost of plasma. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors consistent with the industry practice. We expected the nutrition fees to be paid to donors continue to increase as a result of improving living standards in China. Consequently, future improvements on margins will need to be derived from increases in product pricing and volume, product mix, yields and manufacturing efficiency. The increase in cost of sales as a percentage of sales for the nine months ended September 30, 2014 as compared to the same period in 2013 was mainly due to the increase in cost of plasma partially offset by the change of our product mix to include products with higher margins.

Operating expenses

	For the nine months ended September 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	34.8	36.4	(1.6)	(4.4)%
as a percentage of total sales	18.8%	22.6%		(3.8)%

Our total operating expenses decreased by $1.6 million, or 4.4%, to $34.8 million for the nine months ended September 30, 2014, from $36.4 million for the same period in 2013. As a percentage of sales, total expenses decreased by 3.8% to 18.8% for the nine months ended September 30, 2014, from 22.6% for the same period in 2013. The decrease of the total operating expenses was mainly a combined effect of the decrease of the general and administrative expenses and the increase of the research and development expenses as discussed below.

Selling expenses

	For the nine months ended September 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	8.0	6.8	1.2	17.6%
as a percentage of total sales	4.3%	4.2%		0.1%

Our selling expenses increased by $1.2 million, or 17.6%, to $8.0 million for the nine months ended September 30, 2014, from $6.8 million for the same period in 2013. The increase of our selling expenses was generally in line with the sales expansion for the nine months ended September 30, 2014 as compared to the same period in 2013. As a percentage of sales, our selling expenses for the nine months ended September 30, 2014 increased by 0.1% to 4.3% from 4.2% for the same period in 2013. The increase was mainly due to the increased sales proportion of placenta polypeptide with relatively higher per unit selling expenses for the nine months ended September 30, 2014 as compared to the same period in 2013.

General and administrative expenses

	For the nine months ended September 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	22.1	26.8	(4.7)	(17.5)%
as a percentage of total sales	11.9%	16.7%		(4.8)%

Our general and administrative expenses decreased by $4.7 million, or 17.5%, to $22.1 million for the nine months ended September 30, 2014, from $26.8 million for the same period in 2013. General and administrative expenses as a percentage of sales decreased by 4.8% to 11.9% for the nine months ended September 30, 2014, from 16.7% for the same period in 2013. The decrease in general and administrative expenses was mainly due to a decrease in legal expenses and the amortization expenses of intangible assets. For the nine months ended September 30, 2013, we incurred legal expenses in relation to the take-over defense against one of our direct competitors in China and the legal dispute with the strategic investors of Guizhou Taibang. We did not incur similar legal expenses for the nine months ended September 30, 2014. In addition, we incurred amortization expenses in the nine months ended September 30, 2013 with respect to the GMP certificates and certain other intangible assets which were part of our acquisition of Guizhou Taibang in 2008. Such intangible assets had been fully amortized by the end of 2013, and as a result, we did not incur corresponding expenses in the nine months ended September 30, 2014.

Research and development expenses

	For the nine months ended September 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	4.7	2.8	1.9	67.9%
as a percentage of total sales	2.5%	1.7%		0.8%

Our research and development expenses increased by $1.9 million, or 67.9%, to $4.7 million for the nine months ended September 30, 2014, from $2.8 million for the same period in 2013. As a percentage of sales, our research and development expenses for the nine months ended September 30, 2014 and 2013 were 2.5% and 1.7%, respectively. The increase in research and development expenses was mainly due to the expenditure paid for certain clinical trial programs and the engagement of external experts for certain pipeline products for the nine months ended September 30, 2014.

Income tax

	For the nine months ended September 30,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax	16.8	13.2	3.6	27.3%
as a percentage of total sales	9.1%	8.2%		0.9%

Our provision for income taxes increased by $3.6 million, or 27.3%, to $16.8 million for the nine months ended September 30, 2014, from $13.2 million for the same period in 2013. Our effective income tax rates were 17.6% and 16.9% for the nine months ended September 30, 2014 and 2013, respectively. The effective income tax rate remained consistent for the nine months ended September 30, 2014 and 2013. Tax rate applicable to our major operating subsidiaries in the PRC for 2014 and 2013 is 15%.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by bank borrowings and equity offerings. As of September 30, 2014, we had $74.6 million in cash and cash equivalents, primarily consisting of cash on hand and demand deposits.

The following table provides the summary of our cash flows for the periods indicated:

	For the nine months ended September 30,
	2014	2013
	(U.S. dollars in millions)
Net cash provided by operating activities	64.1	58.5
Net cash used in investing activities	(8.3)	(17.5)
Net cash used in financing activities	(124.5)	(42.6)
Effects of exchange rate change on cash	(0.8)	3.5
Net (decrease) increase in cash and cash equivalents	(69.5)	1.9
Cash and cash equivalents at beginning of the period	144.1	129.6
Cash and cash equivalents at end of the period	74.6	131.5

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 was $64.1 million, as compared to $58.5 million for the same period in 2013. The increase in net cash provided by operating activities was primarily due to the impact from changes in net income and accounts receivable for the nine months ended September 30, 2014 as compared to the same period in 2013, partially offset by the impact from changes in prepayment and other assets and inventories during this period. Accounts receivable increased by $7.5 million in line with the sales increase during the nine months ended September 30, 2014, as compared to $10.8 million during the same period in 2013, primarily due to the increased sales proportion of placenta polypeptide with full prepayment in advance of the delivery. The prepayment and other assets increased by $8.6 million during the nine months ended September 30, 2014, as compared to $0.7 million during the same period in 2013, primarily due to a payment totaling $5.0 million made by Shandong Taibang to certain employees on behalf of a real estate developer under an employee housing development project during the nine months ended September 30, 2014. Inventories increased by $8.7 million during the nine months ended September 30, 2014, as compared to $5.9 million during the same period in 2013, primarily due to an increase in raw materials as a result of the continued supply of plasma from the plasma stations of Guizhou Taibang pending its production suspension from June 2013 to March 2014 and an increase in work-in-progress after its production resumption in March 2014.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $8.3 million, as compared to $17.5 million for the same period in 2013. During the nine months ended September 30, 2014 and 2013, we paid $16.8 million and $18.2 million, respectively, for the acquisition of property, plant and equipment, intangible assets and land use right for Shandong Taibang and Guizhou Taibang. On the other hand, during the nine months ended September 30, 2014, we received a refund of deposit of $1.6 million from the local government due to the decrease in the size of a parcel of land to be granted to us in Guizhou, and had a time deposit of $6.6 million mature.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2014 totaled $124.5 million, as compared to $42.6 million for the same period in 2013. The net cash used in financing activities for the nine months ended September 30, 2014 mainly consisted of a payment of $86.8 million for acquisition of noncontrolling interest in Guizhou Taibang and a payment of $70.0 million for share repurchase, partially offset by proceeds of $33.2 million from a follow-on offering of the Company’s common stock. The net cash used in financing activities for the nine months ended September 30, 2013 mainly consisted of a payment of $29.6 million for share repurchase and a dividend of $10.9 million paid by our subsidiaries to the noncontrolling interest shareholders.

Management believes that the Company has sufficient cash on hand and continuing positive cash inflow, from the sale of its products in the PRC market, for its operations.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of September 30, 2014:

	Payments due by period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
	(U.S. dollars in millions)
Short-term bank loans	49.4	49.4	-	-	-
Long-term bank loans, including current portion	66.3	26.3	40.0	-	-
Interest on bank loans	2.8	2.4	0.4	-	-
Operating lease commitment	0.9	0.5	0.3	-	0.1
Capital commitment	5.1	4.6	0.5	-	-
Total	124.5	83.2	41.2	-	0.1

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

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of September 30, 2014 would result in decrease of net income before provision for income taxes by approximately $0.9 million for the nine months ended September 30, 2014.

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

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash at banks and deposits as of September 30, 2014 and December 31, 2013 amounted to $177.5 million and $180.9 million, respectively, $0.2 million and $0.7 million of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash at banks and deposits.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 38.1% and 40.9% of the total sales for the nine months ended September 30, 2014, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. David (Xiaoying) Gao and our Chief Financial Officer, Mr. Ming Yang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2014. Based on that evaluation, Mr. Gao and Mr. Yang concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2013, Jie’an brought suit again in the People’s Court of Huaxi District, Guizhou Province, against Guizhou Taibang, alleging that Guizhou Taibang withheld Jie’an’s request to register 1.8 million shares under its name with the local AIC. The People’s Court of Huaxi District, Guizhou Province, accepted Jie’an’s suit and heard the case on February 26, 2014. In July 2014, the People’s Court of Huaxi District ruled against Jie’an, denying its request to register such shares. However, as part of its ruling, the People’s Court of Huaxi District ordered the Company to pay dividends of $2,240,542 (or RMB13,809,197) associated with these shares and the related interest expenses to Jie’an. Both the Company and Jie’an appealed the case to the upper-level court in July 2014. As this case should be closely tied to the outcome of the strategic investors’ dispute stated below, the Company does not expect Jie’an to prevail.

In November 2013, Guizhou Taibang held a shareholders meeting and the shareholders passed resolutions, or the November 2013 Resolutions, that, inter alia, (i) determined that it was no longer necessary for Guizhou Taibang to obtain additional capital from investors; (ii) rejected Jie'an's request that Jie'an subscribe for additional shares of Guizhou Taibang alone and one or more other shareholders reduce their shareholding in Guizhou Taibang; and (iii) approved the issuance of a total of 20,000,000 new shares to all existing shareholders on a pro rata basis. In December 2013, in addition to its lawsuit against Guizhou Taibang for Guizhou Taibang's failure to register its purchase of 1,800,000 shares in 2007 with the local AIC before the People's Court of Huaxi District, Guiyang, Jie'an filed another lawsuit against Guizhou Taibang with the People’s Court of Huaxi District and requested that the court declare the November 2013 Resolutions void. The case was heard on March 6, 2014. In July 2014, the People’s Court of Huaxi District ruled against Jie’an denying its request to declare the Resolutions void. Jie’an appealed the case to the upper-level court on July 28, 2014. The Company does not expect Jie’an to prevail. In March 2014, Guizhou Taibang held a shareholders meeting and the shareholders passed resolutions, or the March 2014 Resolutions, that, inter alia, recalculated the ownership percentage in Guizhou Taibang based on the November 2013 Resolutions and the additional capital injections from existing shareholders. Guizhou Taibang updated the registration with the local AIC regarding the additional capital injections in August 2014. In September 2014, Jie’an and Yigong Shengda Technology Company Limited, or Yigong, another minority shareholder of Guizhou Taibang, appealed to People’s Court of Huaxi District and requested that the court declare both the November 2013 Resolutions and the March 2014 Resolutions void and instruct Guizhou Taibang to withdraw the AIC registration regarding the additional capital injections. The Company does not expect Jie’an or Yigong to prevail.

If the Company decides to ratify the approval or the case is ruled in Jie’an’s favor, Dalin’s ownership in Guizhou Taibang will be diluted to 71% and Jie’an may be entitled to receive its pro rata share of Guizhou Taibang’s profits since the date on which Jie’an’s capital contribution became effective. As this case is closely tied to the outcome of the strategic investors’ dispute stated below, the Company does not expect Jie’an to prevail. As of September 30, 2014, the Company had recorded, in its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $819,000) for the additional funds received in relation to the 1.8 million shares of capital infusion, RMB1,440,000 (approximately $234,000) for the over-paid subscription and RMB3,235,544 (approximately $525,776) for the accrued interest.

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

In September 2013, the PRC Supreme Court made the final judgment against the strategic investors and denied the strategic investors’ right as shareholders of Guizhou Taibang and their claim for the related dividend distribution. In November 2013, the strategic investors requested the PRC Supreme Court to reconsider the judgment and such request was rejected by the PRC Supreme Court on January 17, 2014. As of September 30, 2014, Guizhou Taibang had made provision for the strategic investors’ initial fund along with RMB19,003,712 (approximately $3,088,103) in accrued interest, and RMB509,600 (approximately $82,810) for the 1% penalty imposed by the agreement for any breach in the event that Guizhou Taibang is required to return their original investment amount to the strategic investors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended September 30, 2014 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during this period. No repurchases of our common stock were made during the three months ended September 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the three months ended September 30, 2014, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2014	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ming Yang
Ming Yang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed by the Company on August 5, 2014)
3.2	Third Amended and Restated Bylaws of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed by the Company on August 5, 2014)
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith)