Form 10-K
period 2014-12-31
China Biologic Products, Inc.
filed 2015-03-04
CIK 1369868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014

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

(+86) 10-6598-3111
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share Preferred Share Purchase Rights	NASDAQ Global Select Market NASDAQ Global Select Market

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐         No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing sale price on June 30, 2014 as reported on the NASDAQ Global Select Market, was approximately $358 million.

There were a total of 24,811,792 shares of the registrant’s common stock outstanding as of March 4, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Annual Report on Form 10-K
Year Ended December 31, 2014

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; expectations regarding governmental approvals of our new products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to, among others, our ability to overcome competition from local and international pharmaceutical enterprises; decrease in the availability, or increase in the cost, of plasma; failure to renew plasma collection permits for plasma stations; failure to meet the GMP standard or other mandatory requirements for any of our facilities; failure to obtain PRC governmental approval to increase retail prices of certain of our biopharmaceutical products; loss of key members of our senior management; and unexpected changes in the PRC government’s regulation of the biopharmaceutical industry in China, or changes in China’s economic situation and legal environment. Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 1A “Risk Factors.”

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“China Biologic,” “we,” “us,” the “Company,” or “our” are to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries;

•	“China” or “PRC” are to the People’s Republic of China, excluding, for the purposes of this report only, Taiwan and the special administrative regions of Hong Kong and Macau;

•	“CFDA” are to China Food and Drug Administration;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“GMP” are to good manufacturing practice;

•	“Guizhou Taibang” are to our majority owned subsidiary Guizhou Taibang Biological Products Co., Ltd., a PRC company, formerly known as Guiyang Qianfeng Biological Products Co., Ltd.;

•	“Huitian” are to Xi’an Huitian Blood Products Co., Ltd., a PRC company in which we hold a minority equity interest;

•	“NDRC” are to the PRC National Development and Reform Commission;

•	“New GMP Standard” are to the Drug Good Manufacturing Practice Regulations enacted by China’s Ministry of Health on February 12, 2001 and the Good Manufacturing Practice Implementation Guidelines published by CFDA on February 24, 2011;

•	“RMB” are to the legal currency of China;

•	“SEC” are to the Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Shandong Taibang” are to our majority owned subsidiary Shandong Taibang Biological Products Co. Ltd., a PRC company;

•	“Taibang Biological” are to Taibang Biological Ltd., a British Virgin Islands company, formerly known as Logic Express, Ltd.;

•	“Taibang Holdings” are to Taibang Holdings (Hong Kong) Limited, a Hong Kong company, formerly known as Logic Holdings (Hong Kong) Limited; and

•	“U.S. dollars” or “$” are to the legal currency of the United States.

PART I

ITEM 1. BUSINESS.

OVERVIEW

We are a biopharmaceutical company principally engaged in the research, development, manufacturing and sales of human plasma-based biopharmaceutical products in China. We are the largest non-state-owned producer of plasma products and the second largest producer in China in terms of 2014 sales, based on our industry knowledge. We operate our business through two majority owned subsidiaries, Shandong Taibang, a company based in Tai’an, Shandong Province and Guizhou Taibang, a company based in Guiyang, Guizhou Province. We also hold a minority equity interest in Huitian, a plasma products company based in Xi’an, Shaanxi Province.

We have a strong product portfolio with over 20 different dosage forms of plasma products. Our principal products are human albumin and immunoglobulin for intravenous injection, or IVIG. Albumin has been used for almost 50 years to treat critically ill patients by assisting the maintenance of adequate blood volume and pressure. IVIG is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as their principal raw material. Sales of human albumin products represented approximately 39.3%, 44.1% and 44.6% of our total sales for 2014, 2013 and 2012, respectively. Sales of IVIG products represented approximately 40.4%, 38.0% and 39.0% of our total sales for 2014, 2013 and 2012, respectively. All of our products are prescription medicines administered in the form of injections.

Our sales model focuses on direct sales to hospitals and inoculation centers and is complemented by distributor sales. In 2014, we generated sales of $243.3 million, an increase of 19.6% from 2013, and recorded net income attributable to the Company of $70.9 million, an increase of 29.9% from 2013. In 2013, we generated sales of $203.4 million, an increase of 10.0% from 2012, and recorded net income attributable to the Company of $54.6 million, an increase of 20.7% from 2012.

We operate and manage our business as one single segment. We do not account for the results of our operations on a geographic or other basis.

Corporate History and Structure

China Biologic Products, Inc. was originally incorporated on December 20, 1989 under the laws of the State of Texas as Shepherd Food Equipment, Inc. On November 20, 2000, Shepherd Food Equipment, Inc. changed its corporate name to Shepherd Food Equipment, Inc. Acquisition Corp., or Shepherd. Shepherd is the survivor of a May 28, 2003 merger between Shepherd and GRC Holdings, Inc., or GRC, a Texas corporation. In the merger, the surviving corporation adopted the articles of incorporation and bylaws of GRC and changed its corporate name to GRC Holdings, Inc. On January 10, 2007, a plan of conversion became effective pursuant to which GRC was converted into a Delaware corporation and changed its name to China Biologic Products, Inc. On July 19, 2006, we completed a reverse acquisition with Logic Express Ltd., or Logic Express, a British Virgin Islands company, as a result of which Logic Express became our wholly owned subsidiary, the former shareholders of Logic Express became our then controlling stockholders, and Logic Express’s majority owned PRC subsidiary, Shandong Taibang, became our majority owned indirect subsidiary. Logic Express changed its corporate name to Taibang Biological Limited in 2006.

Our common stock was initially quoted on the over-the-counter market maintained by Pink Sheets LLC. On February 29, 2008, our common stock was approved for quotation on the Over-The-Counter Bulletin Board under the trading symbol “CBPO.OB.” On November 25, 2009, our common stock was approved for listing on the NASDAQ Global Market under the symbol “CBPO” and subsequently approved for listing on the NASDAQ Global Select Market on December 7, 2010.

The following chart reflects our current corporate structure as of the date of this prospectus supplement:

(1)	Pursuant to an investment entrustment agreement dated September 12, 2008, Shandong Taibang holds the 35% equity interest in Huitian as a nominee for the benefit of Taibang Biological. For further details on the investment entrustment agreement, see our Current Report on Form 8-K filed with the SEC on October 16, 2008.

(2)	In February 2015, Taibang Holdings transferred its 82.76% equity interest in Shandong Taibang to Taibang Biotech (Shandong) Co., Ltd.

INDUSTRY

Overview

We operate in the plasma industry in China. We derive certain industry related data from a China-specific report prepared by The Marketing Research Bureau, Inc., or MRB, for 2012, which was published in December 2013, and a commissioned report prepared by MRB in June 2014. MRB is an independent research firm focused on blood and plasma industry data on a global level.

China is the second largest plasma products market in the world, after the United States. According to MRB, China’s plasma products market (excluding recombinant products) grew from $0.43 billion in 2006 to $1.66 billion in 2012 in terms of sales revenue, representing a compound annual growth rate, or CAGR, of 25.5%. Based on our industry knowledge, human albumin products dominated China’s plasma products market with a market share of 69.1% in terms of sales revenue in 2014 while IVIG and hyper immunoglobulin products accounted for 22.4% and 5.9%, respectively, of the market. Other plasma products, including coagulation factors, accounted for the remaining 2.6% of the market in 2014. Compared to the more developed countries, China has a lower per capita usage level of plasma products, and China’s plasma products market is significantly different in terms of product composition and range. In more developed countries such as the United States, IVIG products account for a majority of plasma product sales. This difference is mainly due to the maturity levels of the plasma industries in these countries. For instance, plasma fractionation came into existence in the 1940s in the United States, whereas in China, plasma processing appeared in the 1960s or 1970s, according to MRB. Until the early 1970s, the U.S. plasma products market was dominated by albumin products, as is the case in the Chinese market presently. The current low per-capita consumption of IVIG products in China is primarily attributable to a lack of awareness of the benefits of IVIG therapy, especially in medical conditions such as primary immune deficiency or chronic inflammatory demyelinating polyneuropathy, and lower per capita healthcare spending conditions in China. China’s plasma products market is expected to be increasingly driven by IVIG products in the future as IVIG therapy becomes more widespread as a result of the combined efforts of physician education and product promotion, among other factors.

Based on our industry knowledge, China National Biotec Group, or CNBG, a state-owned enterprise, was China’s largest plasma products manufacturer with a market share of 10.7% in terms of sales revenue of plasma products in 2014. China Biologic was the second largest plasma products manufacturer and the largest non-state-owned manufacturer, with a market share of 8.2% in terms of sales revenue of plasma products in 2014.

Overall Plasma Products Market Trends

According to MRB, China’s plasma products market has grown from $0.80 billion in 2009 to $1.66 billion in 2012 in terms of sales revenue, representing a CAGR of 27.5%. Key market characteristics and trends of China’s plasma products market include the following:

Stringent regulation and high entry barriers. China’s plasma products market is stringently regulated. Because of the public health crises of contaminated plasma products experienced by China over the past decade, China has and is expected to continue to maintain stringent regulations for the plasma products industry in the foreseeable future. The PRC State Council ceased issuing new plasma fractionation licenses since 2001, and there are approximately 30 licensed producers of plasma products in China, of which only no more than 25 are currently in operation. Nearly all of these producers make albumin and IVIG products, and only four of them, including China Biologic, make factor VIII products. Furthermore, foreign investment in domestic producers of plasma products is restricted and subject to a stringent approval process. As a result, existing China-based producers with large production capacities face limited competition and are uniquely positioned.

Demand outstripping supply. Due to stringent regulations on the collection of raw plasma from human beings and a lack of plasma donation, there has been a shortage of plasma products in China since the 1980s. Plasma product manufacturers sell their products at or near the maximum retail reimbursement price and generally do not engage in export sales. In the case of factor VIII products, the supply shortage is demonstrated by the growth of recombinant products which are sold at three times the price as plasma-derived factor VIII products. In 2010, the PRC Ministry of Health estimated that China’s market demand for plasma products was 8,000 tonnes per annum while domestic supply only met approximately half of such demand. The gap between demand and supply enhances pricing power for market leading producers, and it is expected that such gap will likely to continue in the foreseeable future.

Ban on imports. As a measure to prevent a range of viral risks, China strictly prohibits the importation of plasma products, except for human albumin and recombinant factor VIII products. In those market segments, such as IVIG, where importation is prohibited, domestic producers are shielded from competition from their multinational peers, and the demand for such products in China has been supplied entirely by domestically-sourced plasma.

Low consumption level and huge growth potential. While China’s plasma products market has experienced rapid growth in recent years, China’s per capita consumption of plasma products lags substantially behind more developed countries. The following chart sets forth the comparison of per capita consumptions of selected plasma products in China and the United States in 2012:

Source: MRB

(1)	Based on 2012 per capita consumption (kilogram per million inhabitants) in the Unites States divided by 2012 per capita consumption in China.
(2)	Based on 2012 per capita consumption (kilogram per million inhabitants) in the Unites States divided by 2012 per capita consumption in China.
(3)	Based on 2012 per capita consumption (International Units per inhabitant) in the Unites States divided by 2012 per capita consumption in China.

As a result of growing number of patients desiring treatment of plasma products, increasing awareness of health benefits of plasma products and rising affordability of plasma products since the commencement of China’s healthcare reform, it is projected that China’s plasma products market will continue to have substantial growth potential.

Increasing market concentration of top players. China’s current landscape of plasma products producers is relatively fragmented. However, factors such as stringent regulations, tightened quality control and heavy capital expenditure requirements have contributed to increasing industry consolidation in recent years. For instance, CFDA recently issued new GMP requirements to re-certify all the fractionation plants by the end of 2013, which has resulted in the shutdown of smaller fractionation plants that were unable to upgrade their production lines by the deadline. Market leaders with stable plasma supplies complemented by further collection expansion potentials, strong product portfolios and robust research and development capabilities are expected to be able to continue to solidify their positions and further gain development advantages.

Albumin Market Trends

According to MRB, human albumin products accounted for a majority of China’s plasma products market in 2012, which was approximately 40% larger than the albumin products market in the United States. According to MRB, China’s albumin products market grew from $406.5 million in terms of sales revenue in 2009 to $945.2 million in 2012, representing a CAGR of 32.5%.

The demand for albumin products in China was high and continued to grow as a result of the high incidence of hypoalbumiemia from liver cirrhosis and hepatitis B. Unlike many other plasma products, albumin products may be imported from other countries, and as a result many multinational plasma product manufacturers are expected to increasingly divert a large portion of their albumin products to China’s market in the future so long as the price in China remains competitive. Based on our industry knowledge, the largest four multinational plasma product manufacturers accounted for approximately 56% of China’s albumin products market in 2014, with CSL Behring as the market leader with a market share of 24.5% in terms of sales volume. CNBG, Shanghai RAAS Blood Products Co., Ltd., and China Biologic were the largest three domestic albumin product manufacturers with a market share of 8.0%, 5.4% and 5.3%, respectively, in terms of sales volume in 2014. Based on our industry knowledge, the combined local and imported albumin supplies did not fully meet the demand in China in 2014.

IVIG Market Trends

According to MRB, China’s IVIG products market grew from $296.8 million in terms of sales revenue in 2009 to $469.5 million in 2012, representing a CAGR of 16.5%. Based on our industry knowledge, CNBG was the market leader with a market share of 19.8% in terms of sales volume in 2014, and China Biologic ranked second with a market share of 15.4%.

In more developed countries, the major applications of IVIG therapy are for chronic diseases such as primary immune deficiency and chronic inflammatory demyelinating polyneuropathy, which require treatment for a number of years or even lifetime. In contrast, in China, IVIG therapy is only used to treat acute diseases and infections. The substantial growth in China’s IVIG products market in recent years was mainly due to the IVIG therapy for Hand, Foot and Mouth Disease, which is rare and less known in more developed countries. Compared with the markets in these countries, China’s IVIG products market is far from mature. In 2012, for instance, the per-capita consumption of IVIG products in China was 11 grams per 1,000 inhabitants, as compared to 168 grams per 1,000 inhabitants in the United States, according to MRB, and therefore there is tremendous growth potential as China’s IVIG consumption draws closer to that of the United States. Developing this market requires significant efforts from IVIG manufacturers to educate physicians, the public and the health authorities on the benefits of IVIG therapy for a number of medical conditions. In countries with higher per-capita consumption of IVIG products, the efficacy of IVIG therapy in a number of medical conditions was promoted by the following means over the years: clinical trials, anecdotal reports, scientific articles, educational activities for physicians and medical students, medical conferences and seminars, and promotional campaigns such as advertisements in medical journals. The role of a specialized sales force was also instrumental in the rapid acceptance of IVIG therapy in North America and Europe. In addition, patient organizations, which are largely supported by IVIG manufacturers, have also become increasingly important in recent years, as they are able to draw physicians’ attention to antibody deficiency tests. All of these factors may be replicated in China as a result of IVIG manufacturers’ educational and promotional efforts as well as economic development and healthcare spending growth in China.

Factor VIII Market Trends

According to MRB, China’s market size for plasma-derived factor VIII was $19.2 million in terms of sales revenue in 2012, as compared to $10.6 million in 2009, representing a CAGR of 21.9%.

Based on our industry knowledge, only four domestic plasma product manufacturers offered plasma-derived factor VIII in 2014. Hualan Biological Engineering Inc. was the market leader with a market share of 42.0% in terms of sales volume (excluding recombinant factor VIII products) in 2014.

There were over 10,000 registered patients of hemophilia in China as of December 31, 2014, according to China Hemophilia Association, which underpins a significant market demand for factor VIII products. Due to an acute shortage of plasma-derived coagulation factor concentrates available in China as a result of limited coagulation factor manufacturers, recombinant factor VIII products have taken a growing role in hemophilia care in China. However, since recombinant products are approximately three times more expensive than plasma-derived factor VIII products and not covered by national health insurance for full reimbursement in China, they are used only in the absence of suitable plasma-derived products. As an increasing number of China-based manufacturers, including China Biologic, commercially launched factor VIII products, the supply is expected to increase and lead to overall market growth. It is unlikely, however, that plasma-derived factor VIII will be able to fully meet the market demand if hemophilia care continues to improve in China. China’s market for factor VIII products is expected to experience a continued shortage of plasma-derived factor VIII products in the foreseeable future.

BUSINESS

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in and capitalize on the growth of the plasma products market:

Leading producer of plasma products in China with strong market position

We are the largest non-state-owned producer of plasma products and the second largest producer in China in terms of 2014 sales based on our industry knowledge. In the albumin segment, which accounts for a majority of the market in China, we are the third largest domestic producer with a market share of 5.3% in terms of 2014 sales based on our industry knowledge. In the IVIG segment, which is the second largest segment of the plasma products market in China, we are the second largest producer overall in China with a market share of 15.4% in terms of 2014 sales based on our industry knowledge.

We have a strong product portfolio with over 20 different dosage forms of plasma products crossing nine categories. Since different types of plasma products utilize different protein components of plasma, different types of plasma products can be produced from the same raw plasma supply with minimal incremental increase in raw material cost. Our broad product portfolio therefore provides us with the benefit of higher comprehensive plasma utilization, which in turn contributes to higher profit margins.

We believe product safety and supply stability are the most critical considerations for hospitals and inoculation centers in making purchase decisions on plasma products. We have not historically experienced any issue of failing to receive pre-sale approval or had a recall with respect to any of our plasma products. As a leading producer of plasma products, we have been able to maintain a steady plasma supply volume and sales volume over the years. Our safety record and the stability of our supply, we believe, have strengthened our business relationship with existing customers and enhanced our ability to acquire new customers.

Stable supply of plasma with strategically located collection stations

Our ability to secure and expand our supply of plasma, a critical raw material for our operations, is one of our key strengths. Our plasma collection network consists of 12 captive plasma stations. In 2014, we were the second largest plasma collector in China in terms of collection volume with approximately 14% of the total national supply, based on our industry knowledge.

We operate eight plasma collection stations in Shandong Province, two in Guangxi Province and two in Guizhou Province, covering 31 cities and counties with an aggregate population of approximately 38.4 million. Shandong Province has one of the largest population and Guangxi Province and Guizhou Province are among the least economically developed regions in China — both favorable characteristics underpinning a strong and stable plasma supply.

We continue to seek innovative ways to identify and attract potential donors. Our messages focus on the life-saving and other social contribution aspects of plasma donation. To this end, we regularly organize a variety of community events, while also regularly reviewing our donor compensation to ensure that it remains competitive. In addition, we actively seek to expand the geographic territories of our existing collection stations to gain access to additional donor populations. As a result of our activities, our plasma collection volume increased 12% from 2013 to 2014.

Unique and effective sales model targeting hospitals

Our sales model focuses on direct sales to hospitals and inoculation centers and is complemented by distributor sales, which we believe is unique in the industry. Under this sales model, our products reach all of the 31 provinces, municipalities and autonomous regions in China.

In 2014, 65.4% of sales of our plasma products were generated from direct sales, and in 2014, our direct sales network covered approximately 641 hospitals and inoculation centers. Our sales and marketing team, consisting of 131 employees in 2014, is responsible for the sales and marketing efforts to our end customers and provide product educational programs and other sales support directly to doctors and nurses. These efforts are designed to ensure effective and seamless communications with our end-customers and provide us with first hand intelligence on latest industry trends and market demands. For example, our sales and marketing team actively promotes new IVIG indications that are widely accepted in more developed countries but less known among Chinese physicians. These efforts contributed significantly to the growth of our IVIG sales, which increased by $21.1 million from $77.3 million in 2013 to $98.4 million in 2014.

Our direct sales network is complemented by sales through distributors, which accounted for 34.6% of our plasma sales in 2014. We select our distributors through a rigorous process, which focuses on market leadership in the covered region, the degree of control we have over to which hospitals our products are sold (i.e. larger and higher tiered hospitals are preferred), and the level of access we have to our customers (i.e. greater access enables us to better track the sales of our products).

We believe that our unique sales model of focusing on direct sales is cost-effective and has helped us to achieve strong financial performance. Our selling expenses as a percentage of sales in 2014, 2013 and 2012 were 4.4%, 5.2% and 7.8%, respectively; and our operating margin was 45.7%, 42.7% and 40.3%, respectively.

Robust near-term product pipeline to capture full plasma value chain backed by strong research and development capabilities

We currently have five new products under development, with one of them in registration stage and expected to be commercially launched by the end of 2015 and one in clinical trial stage and expected to be commercially launched by 2016. We expect our expanding product portfolio to further increase our comprehensive plasma utilization, which will in turn lead to higher profit margins. With our current and pipeline products, we believe that by 2016, our product offerings will be able to capture substantially all of the value along the plasma products value chain.

Our ability to bring new products to market reflects a research and development process that is designed to be demand-driven and highly responsive to physician feedback and the latest trends in medicine. To complement our research and development efforts, we also work closely with a number of leading research institutes in China specializing in plasma products. As of December 31, 2014, we held 43 patents for plasma products.

Experienced and committed management team

We have an experienced, dedicated and visionary management team with an in-depth understanding of the pharmaceutical industry in China. Our Chairman and Chief Executive Officer, Mr. David (Xiaoying) Gao, with more than 12 years of experience in the pharmaceutical industry, was instrumental in the development and implementation of our business strategy. Before joining the Company, Mr. Gao was the chief executive officer of BMP Sunstone Corporation before being acquired by Sanofi. Our Chief Financial Officer, Ming Yang, has more than 17 years of financial management and accounting experience. Mr. Guangli Pang and Mr. Gang Yang, the general manager of Shandong Taibang and Guizhou Taibang, respectively, have more than 30 and 20 years of experience, respectively, in the plasma products industry in China. Since our current senior management team was put in place in 2012, we have been committed to improving corporate governance and enhancing shareholder value. We believe our management team, with their extensive industry background and strong management talent, provides a strong foundation for the execution of our growth strategy and achievement of our goals.

Our Business Strategy

Our mission is to become a first-class biopharmaceutical enterprise in China. To achieve this objective, we have implemented a business strategy with the following key components:

Market development and network expansion

Leveraging on the high quality and steady supply of our products, we intend to expand our geographic coverage in China to include markets where we envision significant growth potential. In particular, we plan to further strengthen our direct sales by growing our sales and marketing team and expanding our coverage among hospitals and inoculation centers. We also plan to strengthen our relationships with major distributors in tier-one cities to deepen our penetration in those markets.

Securing the supply of plasma

Due to the shortage of plasma, we plan to build new plasma collection stations throughout China as well as to expand collection territories of existing plasma stations in order to secure our plasma supply. We currently have a total of 12 plasma stations in operation, of which eight are in Shandong Province, two in Guangxi Province and two in Guizhou Province. In October 2014, Shandong Taibang, one of our majority owned subsidiaries, received the approval from the Hebei Provincial Health and Family Planning Commission to build two new plasma collection stations in Hebei Province. Meanwhile, we are carrying out various promotional activities to stabilize and expand our donor base for our existing plasma stations. A majority of our plasma stations recorded increases in plasma collection volume in 2014 as compared to 2013.

Acquisition of competitors and/or other biologic related companies

In addition to organic growth, acquisition is an important part of our expansion strategy. Although there are about approximately 30 approved plasma-based biopharmaceutical manufacturers in the market, we believe that there are no more than 25 manufacturers currently in operation in China, only about half of which are competitive. We estimate that the top five manufacturers in China accounted for more than 50% market share (excluding imports) in 2014. Furthermore, we believe that the regulatory authorities are considering further industry reform and those smaller, less competitive manufacturers will face possible revocation of their manufacturing permits by the regulators due to the cost of compliance, making them potential targets for acquisition. If we are presented with appropriate opportunities, we may acquire additional companies, products or technologies in the biologic related sectors (including but not limited to medical, pharmaceutical and biopharmaceutical) to complement our current business operations.

Further strengthening of research and development capability

We believe that, unlike other more developed countries such as the United States, China’s plasma products are at an early stage of development. There are many other plasma products that are being used in the United States, which are not currently being manufactured or used widely in China. We intend to strengthen our research and development capabilities through in-house development and partnership with leading international players so as to expand our product line to include plasma products that have higher margins and are technologically more advanced. We believe that our increased focus on research and development will give us a competitive advantage in China over our competitors.

Our Products

Our principal products are our approved human albumin and IVIG products. Human albumin is principally used to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. IVIG products are primarily used to enhance specific immunity, a defense mechanism by which the human body generates certain immunoglobulin, or antibodies, against invasion by potentially dangerous substances. In a situation where the human body cannot effectively react with these foreign substances, injection of our products will provide sufficient antibodies to neutralize such substances. We are currently approved to produce over 20 different dosage forms of plasma products.

Approved Products(1)(2)	Treatment/Use
Human albumin – 20%/10ml, 20%/25ml, 20%/50ml, 10%/100ml, 10%/20ml, 10%/50ml, 25%/50ml and 20%/50ml (10g, from factor IV)	Shock caused by blood loss trauma or burn; raised intracranial pressure caused by hydrocephalus or trauma; oedema or ascites caused by hepatocirrhosis and nephropathy; prevention and treatment of low-density-lipoproteinemia; and neonatal hyperbilirubinemia.
Human immunoglobulin – 10%/3ml and 10%/1.5ml	Original immunoglobulin deficiency, such as X chain low immunoglobulin, familiar variable immune deficiency, immunoglobulin G secondary deficiency; secondary immunoglobulin deficiency, such as severe infection, newborn sepsis; and auto-immune deficiency diseases, such as original thrombocytopenia purpura or kawasaki disease.
IVIG – 5%/25ml, 5%/50ml, 5%/100ml and 5%/200ml	Same as above.
Thymopolypeptides injection – 20mg/2ml and 5mg/2ml	Treatment for various original and secondary T-cell deficiency syndromes, some auto-immune deficiency diseases and various cell immunity deficiency diseases, and assists in the treatment for tumors.
Human hepatitis B immunoglobulin – 100 IU(3),200IU and 400IU	Prevention of measles and contagious hepatitis. When applied together with antibiotics, its curative effect on certain severe bacteria or virus infection may be improved.
Human rabies immunoglobulin – 100IU, 200IU and 500IU	Mainly for passive immunity from bites or claws by rabies or other infected animals. All patients suspected of being exposed to rabies are treated with a combined dose of rabies vaccine and human rabies immunoglobulin.
Human tetanus immunoglobulin – 250IU	Mainly used for the prevention and therapy of tetanus. Particularly applied to patients who have allergic reactions to tetanus antitoxin.

Placenta polypeptide – 4ml/vial	Treatment for cell immunity deficiency diseases, viral infection and leucopenia caused by various reasons, and assist in postoperative healing.
Factor VIII – 200IU and 300IU	Treatment for coagulopathies such as hemophilia A and increased concentration of coagulation factor VIII.
Human prothrombin complex concentrate (or PCC) – 300IU	Treatment for congenital and acquired clotting factor II, VII, IX, X deficiency, such as Hemophilia B, excessive anticoagulant, and vitamin K deficiency, etc.

11

(1)

“%” represents the degree of dosage concentration for the product and each product has its own dosage requirement. For example, human albumin 20%/10ml means 2g of human albumin is contained in each 10ml packaging and human immunoglobulin 10%/3ml means 300mg of human immunoglobulin is contained in each 3ml packaging. Under PRC law, each variation in the packaging, dosage and concentration of medical products requires separate registration and approval by CFDA before it may be commercially available for sale. For example, among our human albumin products, only human albumin 20%/10ml, 20%/25ml, 20%/50ml, 10%/100ml, 10%/20ml, 10%/50ml, 25%/50ml and 20%/50ml (10g, from factor IV) products are currently approved and are commercially available.

(2)

“IU” means International Units. IU is a unit used to measure the activity of many vitamins, hormones, enzymes, and drugs. An IU is the amount of a substance that has a certain biological effect. For each substance there is an international agreement on the biological effect that is expected for 1 IU. In the case of immunoglobulin, it means the number of effective units of antibodies in each package.

(3)	Tetanus antitoxin is a cheaper injection treatment for tetanus. However it is not widely used because most people are allergic to it.

Our approved human albumin, immunoglobulin (including IVIG), factor VIII and PCC products all use human plasma as the primary raw material. All of our approved products are prescription medicines administered in the form of injections.

We have two product liability insurance policies covering Shandong Taibang’s and Guizhou Taibang’s products in the amount of RMB20 million (approximately $3.2 million) each. Since our establishment in 2002, we have been subject to three lawsuits filed by patients who were treated with our products and received blood and/or plasma transfusions. See “Risk Factors — Risks Related to Our Business — Product liability claims or product recalls involving our products could have a material and adverse effect on our business” for further details. We do not believe these three claims to have a material and adverse impact on the Company.

Raw Materials

Plasma

Plasma is the principal raw material for our biopharmaceutical products. We currently operate 10 plasma stations through Shandong Taibang and two plasma stations through Guizhou Taibang. We believe that our plasma stations give us a stable source of plasma supply and control over product quality. Also, we believe that we have enjoyed benefits of economies of scale, including sharing certain administration and management expenses across our several plasma stations. We currently maintain sufficient plasma supply for approximately six months of production.

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

Our five largest suppliers in the aggregate accounted for approximately 30.2%, 39.3% and 38.0% of our total procurement for the years ended December 31, 2014, 2013 and 2012, respectively. We have not experienced any shortage of supply or significant quality issue with respect to any raw materials and packaging materials.

Plasma Collection

All of our plasma is collected through plasma stations of Shandong Taibang and Guizhou Taibang. These stations purchase, collect, examine and deepfreeze plasma on behalf of Shandong Taibang and Guizhou Taibang and are subject to provincial health bureau’s rules, regulations and specifications for quality, packaging and storage. Each station is only allowed to collect plasma from healthy donors within its respective districts and in accordance with a time table set by its respective parent company, Shandong Taibang or Guizhou Taibang. The plasma must be tested negative for HBsAb, HCV and HIV antibodies and the RPR test, contain ALT 25 units (ALT) and plasma protein 55g/l, and contain no virus pollution or visible erythrolysis, lipemia, macroscopic red blood cell or any other irregular finding. The plasma is packaged in 25 to 30 separate 600g bags in each box and then stored at a temperature of -20°C or lower within limited time after collection to ensure that it will congeal within six hours. Each bag is labeled with a computer-generated tracking code. Shandong Taibang and Guizhou Taibang are responsible for the overall technical and quality supervision of the plasma collection, packaging and storage at each plasma station.

Sales, Marketing and Distribution

Because all of our products are prescription drugs, we can only sell to hospitals and inoculation centers directly or through approved distributors. For 2014, 2013 and 2012, direct sales to hospitals and inoculation centers represented approximately 65.4%, 66.8% and 66.4%, respectively, of our total plasma sales. Our five largest customers in the aggregate accounted for approximately 14.6%, 11.0% and 10.8% of our total sales for 2014, 2013 and 2012, respectively. Our largest customer accounted for approximately 4.2%, 2.7% and 3.6% of our total sales for 2014, 2013 and 2012, respectively.

We select our distributors through a rigorous process, which focuses on market leadership in the covered region, the degree of control we have over to which hospitals our products are sold (i.e. larger and higher tiered hospitals are preferred), and the level of access we have to our customers (i.e. greater access enables us to better track the sales of our products). As part of our effort to ensure the quality of our distributors, we also conduct due diligence to verify whether potential distributors have obtained necessary permits and licenses and facilities (such as cold storage) for the distribution of our biopharmaceutical products and assess their financial condition. Certain of our regional distributors are appointed on an exclusive basis within a specified geographic territory. Our supply contracts set out the quantity and price of products to be supplied by us. For distributors, our contracts also contain guidelines for the sale and distribution of our products, including restrictions on the geographical territory in which the products may be sold. We provide our distributors with training in relation to our products and on sales techniques. We generally require our distributors to pay in advance before we deliver products, with a few exceptions for a credit period of no longer than 60 days to major distributors in tier-one cities. For hospitals and clinics, we generally grant a credit period of no longer than 90 days, with exceptions to certain high credit-worthy customers of up to six months. For 2014, 2013 and 2012, we had not incurred any significant bad debts from our customers.

Our largest geographic market is Shandong Province, representing approximately 23.9%, 27.3% and 24.1% of our total sales for 2014, 2013 and 2012, respectively. Hebei Province is our second largest geographic market, representing 10.4%, 6.3% and 5.5% of our total sales for 2014, 2013 and 2012, respectively. In addition to Shandong Province and Guizhou Province, we also have sales presence in 29 other provinces, municipalities and autonomous regions.

As of December 31, 2014, our marketing and after-sales services department consisted of 131 employees.

We believe that due to the nature of our products, the key factors of our competitiveness centers on product safety, steady supply, brand recognition, timely availability and pricing. As all of our products are prescription medicines, we are not allowed to advertise our products in the mass media. For 2014, 2013 and 2012, total sales and marketing expenses amounted to approximately $10.7 million, $10.6 million and $14.4 million, respectively, representing approximately 4.4%, 5.2% and 7.8%, respectively, of our total sales.

Our Research and Development Efforts

Each of Shandong Taibang and Guizhou Taibang has its own research and development department, or collectively, our R&D Departments. All of our research and development researchers hold degrees in medicine, pharmacy, biology, biochemistry or other relevant field. Our R&D Departments are responsible for the development and registration of our products. We also cooperate with a number of leading institutions in China specializing in plasma products to strengthen our research and development capacity.

We employ a market driven approach to initiate research and development projects, including both product and production technique development. We believe that the key to our industry’s developments is the safety of products and maximizing the yield per unit volume of plasma. Our research and development efforts are focused on the following areas:

•	broaden the breadth and depth of our portfolio of plasma products;

•	enhance the yield per unit volume of plasma through new collection techniques;

•	maximize manufacturing efficiency and safety;

•	promote product safety through implementation of new technologies; and

•	refine production technology for existing products.

All the products we currently manufacture have been developed in-house. The following table outlines our research and development work in progress:

Products Currently in Development	Treatment/Use	Status of Product Development	Stage*
Human hepatitis B immunoglobulin (pH4) for intravenous injection	Prevention of measles and contagious hepatitis. When applied together with antibiotics, its curative effect on certain severe bacteria or virus infection may be improved.	Application made to CFDA for official production permit and product certification. Commercial production expected in 2015.	4
Human fibrinogen	Treatment for lack of fibrinogen and increase human fibrinogen concentration.	Clinical trial is undergoing. Commercial production expected in 2016.	3
Immune Globulin Intravenous (Human), Caprylate/Chromatography Purified and 20 nm virus filtration	Treatment for original immunoglobulin deficiency; secondary immunoglobulin deficiency and auto-immune deficiency diseases.	Application in progress for clinical trial. Approval of clinical trials expected in 2015.	2
Human Antithrombin III (concentration)	Treatment for (i) hereditary antithrombin III deficiency in connection with surgical or obstetrical procedures and (ii) thromboembolism.	Application for clinical trial submitted to CFDA. Approval of clinical trials expected in 2015.	2
Human Cytomegalovirus Immunoglobulin	Prophylaxis and treatment of CMV infection, especially for the prevention of active virus replication for patients in immunosuppression, such as organ transplantation patients.	Develop the manufacturing process for the new medicine on an expanded basis in the workshop. Application for clinical trial expected in 2015.	1

*	These stages refer to the stages in the regulatory approval process for our products described in “— Regulation.”

For 2014, 2013 and 2012, total research and development expenses amounted to approximately $4.2 million, $4.2 million and $3.0 million, respectively, representing approximately 1.7%, 2.1% and 1.6%, respectively, of our total sales.

Competition

We are subject to intense competition. There are both local and overseas pharmaceutical enterprises that are engaged in the manufacture and sale of potential substitute or similar biopharmaceutical products as our products in China. These competitors may have more capital, better research and development resources, more manufacturing and marketing capability and experience than we do. In our industry, we compete based upon product quality, product cost, ability to produce a diverse range of products and logistical capabilities.

Our profitability may be adversely affected if (i) competition intensifies; (ii) competitors reduce prices; (iii) PRC government requires us to reduce the prices of our products; or (iv) competitors develop new products or product substitutes with comparable medicinal applications or therapeutic effects which are more effective or less costly than ours.

There are approximately 30 approved manufacturers of plasma products in China of which no more than 25 are currently in operation. Many of these manufacturers are essentially producing the same type of products that we produce: human albumin and various types of immunoglobulin. However, due to regulations of the PRC Ministry of Health, we believe that it is difficult for new manufacturers to enter into the industry. We believe that our major competitors in China include China National Biotec Group, Hua Lan Biological Engineering, Shanghai RAAS Blood Products Co., Ltd., Shanxi Kangbao Biological Product Co., Ltd., Sichuan Yuanda Shuyang Pharmaceutical Co and Jiangxi Boya Bio pharmaceutical Co., Ltd.

In addition, we also face competition from imported products where importation is allowed. China became a member of the World Trade Organization in December 2001 and as a result imported biopharmaceutical products enjoy lower tariffs. Since 2009, China has experienced a substantial increase in volume of imported human albumin. If importation of human albumin continues to increase, we may face more fierce competition in domestic human albumin market.

Based on our industry knowledge, we are the second largest plasma products manufacturer and the largest non-state-owned manufacturer in China, with a market share of 8.2% in terms of 2014 sales. To solidify our market position, we have also expanded our product portfolio to include factor VIII in 2012. We received the manufacturing approval certificate and the GMP certification for production facility from CFDA for factor VIII in 2012. We also have obtained the manufacturing approval certificate for human prothrombin complex concentrate, or PCC, in July 2013, and obtained the GMP certification for the production facility of PCC in March 2014.

We will continue to meet challenges and secure our market position by enhancing our existing products, introducing new products to meet customer demand, delivering quality products to our customers in a timely manner and maintaining our established industry reputation.

Our Intellectual Property

We held 48 issued patents and 11 pending patent applications in China for certain manufacturing processes and packing designs as of December 31, 2014. We also had nine registered trademarks in China as of December 31, 2014.

In addition, we had registered three domain names as of December 31, 2014, namely, www.chinabiologic.com, www.ctbb.com.cn and www.taibanggz.com.

Regulation

Set forth below is a summary of the major PRC regulations relating to our business.

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

Plasma collection

Substantially all plasma donations for commercialized plasma products are done through plasma stations. Plasma donation means donors give only selected blood components — platelets, plasma, red cells, infection-fighting white cells, or a combination of these, depending on donors blood type and the needs of the community. Plasma stations in China are commonly used to collect plasma. In China, current regulations only allow an individual donor to donate blood in 14-day intervals, with a maximum quantity of 580ml (or about 600 gram) per donation.

The following are the general regulatory requirements to establish a plasma station in China:

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

Plasma stations were historically owned and managed by the PRC health authorities. In March 2006, the PRC Ministry of Health and other eight central governmental departments of the PRC State Council promulgated the Measures for the Reform of Blood Collection Stations whereby the ownership and management of the plasma stations are required to be transferred to plasma-based biopharmaceutical companies while the regulatory supervision and administrative control remain with the government. As a result, all plasma stations are now having direct supply relationship with their parent fractionation facilities.

Set out below are some of the safety features at China’s plasma stations:

•	Plasma stations can only source plasma from donors within the assigned district approved by the provincial health authorities;

•	Plasma stations must perform a health check on the donor. Once the donor passes the health check, a “donor permit” is issued to the donor. The standards of the health check are established by the health authorities at the PRC State Council level;

•	The designing and printing of the “donor permit” is administrated by the provincial health authorities, autonomous region or municipality government, as the case maybe. The “donor permit” cannot be altered, copied or assigned;

•	Before donors can donate plasma, the station must verify their identities and the validity of their “donor permits.” The donors must pass the verification procedures before they are given a health check and blood test. For those donors who have passed the verification, health check and blood test and whose plasma were donated according to prescribed procedures, the station will set up a record;

•	Collected plasma which passes quality testing cannot be used to produce plasma products until its donor donates again after a 90-day quarantine period and the subsequently donated plasma passes quality testing as well;

•	All plasma stations are subject to the regulations on the prevention of communicable diseases. They must strictly adhere to the sanitary requirements and reporting procedures in the event of an epidemic situation.

The operation of plasma collection stations is subject to stringent regulations by the PRC government. We estimate that there were approximately 190 plasma stations in operation in China as of December 31, 2014.

Importation of blood products

According to current PRC regulations, except for human albumin and recombinant factor VIII products, all the plasma products are banned from importation into China.

Production of plasma products

The manufacture and sale of plasma products are subject to stringent regulations by the PRC government. Under PRC law, each variation in the packaging, dosage and concentration of medical products requires separate registration and approval by CFDA before it may be commercially available for sale. For example, among our human albumin products, only human albumin 20%/10ml, 20%/25ml, 20%/50ml, 10%/100ml, 10%/20ml, 10%/50ml, 25%/50ml and 20%/50ml (10g, from factor IV) products have been approved and are commercially available.

The table below illustrates the PRC approval process for the manufacture and sale of new medicines:

Stage		Activities
1	Pre-clinical	The pre-clinical research stage mainly involves the following steps:
	Research	● Initiate the research project, study the project feasibility and develop a plan for testing and producing the new medicine;
● Develop the scope and the techniques for testing the new medicine in the laboratory;
● Develop laboratory-scale manufacturing process for the new medicine;
● Develop the manufacturing process for the new medicine on an expanded basis in the workshop; and
● Develop the virus inactivation process/techniques, engage qualified institution to assess the virus inactivation process/techniques, and report the related documents to the related government authority for re-assessment.
2	Clinical trial	The clinical trial application stage mainly involves the following steps:
	application	● Submit required sample products and documents to the PRC Provincial Food and Drug Administration, or PFDA. PFDA will perform an on-site examination on the documents and equipment, and then transfer all the required materials to CFDA, who will further review the documents and test the sample products;
● Submit a draft clinical trial program to CFDA for the application of the clinical trial; and
● Approval of the clinical trial.
3	Clinical trials	Clinical trials range from Phase I to IV:
● Phase I: preliminary trial of clinical pharmacology and human safety evaluation studies. The primary objective is to observe the pharmacokinetics and the tolerance level of the human body to the new medicine as a basis for ascertaining the appropriate delivery methods or dosage.
● Phase II: preliminary exploration on the therapeutic efficacy. The purpose is to assess preliminarily the efficacy and safety of the new medicine on patients and to provide the basis for designing dosage tests in phase III.
● Phase III: confirm the therapeutic efficacy. The objective is to further verify the efficacy and safety of the new medicine on patients, to evaluate the benefits and risks and finally to provide sufficient experimental evidence to support the registration application of the new medicine.
● Phase VI: application research conducted after the launch of a new medicine. The objective is to observe the efficacy and adverse reaction of the new medicine under extensive use, to perform an evaluation of the benefits and risks of the application among ordinary or special group of patients, and to ascertain and optimize the appropriate dosage and formula for application.
4	Registration	The registration stage mainly involves the following steps:
● Submit documents related to pre-clinical and clinical trials to PFDA, which will perform on-site inspection on the clinical trials and then transfer the related documents to CFDA for further review;
● On-site inspection by CFDA on three consecutive sample productions at the production facilities;
● Grant of the manufacturing approval certificate following the public notification period; and
● Grant of GMP certificate following the public notification period.

5	Production and	The production and approval for sale stage mainly involves the following steps:
	approval for sale	● Produce the approved products in qualified facilities with requisite GMP certificates;
● Submit documentation and samples of mass production products to CFDA for inspection; and
● Grant of qualification certificate to mass production products for sale on a batch-by-batch basis.

New GMP Standard

All of our production facilities are required to obtain GMP certificates for their pharmaceutical production activities. In February 2011, CFDA enacted the New GMP Standard, which has significantly increased standards for quality control, documentation, and overall manufacturing processes of blood products, vaccines, injections and other sterile pharmaceutical products. The New GMP Standard requires us to, among others, maintain and operate a comprehensive and effective product quality control system throughout the production process. In addition, it imposes higher standards for our production facilities. The New GMP Standard became applicable to all of our production facilities at the end of 2013. After respective upgrades on their production facilities, Shandong Taibang and Guizhou Taibang obtained the renewed GMP certificate in June 2013 and March 2014, respectively. Huitian has suspended the production at its production facilities for technical upgrade and will apply for a new GMP certificate upon the completion of the upgrade. Huitian may not be able to obtain the certificate, which would prevent it from carrying on its business at these facilities and harm our profitability. See “Risk Factors — Risk Related to Our Business — We may not be able to carry on our business if we lose any of the required permits and licenses. Moreover, Huitian has suspended the production at its production facilities for technical upgrade and will apply for a new GMP certificate upon the completion of the upgrade; however, it may not be able to obtain the certificate, which would prevent it from carrying on its business at these facilities and harm our profitability” for details.

Pricing

Retail prices of certain pharmaceutical products are subject to various regulations. According to the “Regulations on Controlling Blood Products” promulgated by the PRC State Council in 1996, regional offices of the Pricing Bureau and the PRC Ministry of Health have the authority to regulate retail prices for controlled plasma products. In addition, retail prices of pharmaceutical products fully or partially covered under the national insurance system are also subject to the price ceilings set out in the National (Medical) Insurance Catalog, or the NIC, which may be adjusted by NDRC from time to time. The hospitals as participants of the national insurance program cannot sell the products to patients at prices exceeding such retail price ceilings. The provincial governments in turn often establish a tender price ceiling for product tender offer made to hospitals based on, amongst other things, the regional living standards, cost of production of the manufacturers and the corresponding retail price ceiling. The ex-factory prices and the distributor’s wholesale prices cannot exceed the tender price ceiling. Five of our principal products, human albumin, IVIG, human rabies immunoglobulin, human tetanus immunoglobulin and factor VIII, are included in the NIC and are subject to tender price ceilings. Two of our principal products, placenta polypeptide and human hepatitis B immunoglobulin, although not included in the NIC, are also subject to tender price ceilings in certain provinces. Our profit margin for any price-controlled product is effectively controlled by the tender price ceiling. When a tender price ceiling puts significant pressure on the profit margin of a given product, we may appeal to the provincial governments for lifting of such tender price ceiling.

In an announcement published in September 2012, or the 2012 Adjustment, NDRC adjusted retail price ceilings for 95 oncology, immunology and hematology drugs, which became effective on October 8, 2012. Two of our approved products, IVIG and factor VIII were affected by the 2012 Adjustment. The new retail price ceilings for IVIG products were lower than the current prevailing market retail prices in some of our regional markets while those for factor VIII were close to the then prevailing market retail prices. As a result, some local governments revised tender price ceilings for IVIG products. In January 2013, NDRC further adjusted retail price ceilings for certain drug products, which became effective on February 1, 2013, or the 2013 Adjustment. Three of our approved products, human albumin, human rabies immunoglobulin and human tetanus immunoglobulin are affected by the 2013 Adjustments. The 2013 Adjustment slightly increased retail price ceilings for both human albumin and human tetanus immunoglobulin products and subject human rabies immunoglobulin products to a retail price ceiling for the first time. The retail price ceiling imposed on human rabies immunoglobulin products by the 2013 Adjustment is close to the prevailing market retail price.

Taxation

On March 16, 2007, the National People’s Congress of China passed the Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the PRC State Council passed its implementation rules, which became effective on January 1, 2008. Before the implementation of the EIT Law, foreign invested enterprises, or FIEs, established in China, unless granted preferential tax treatments by the PRC government, were generally subject to an enterprise income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The EIT Law and its implementation rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. In addition, the EIT Law terminated the “two-year exemption and three-year half reduction” and “five-year exemption and five-year half-reduction” tax preferential policy enjoyable by FIEs under the old EIT laws. The PRC State Administration of Taxation, or SAT, then promulgated a series of regulations to implement the EIT Law, under which FIEs established before March 16, 2007, or Old FIEs, were given a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, Old FIEs that enjoyed tax rates lower than 25% under the old EIT Law could gradually increase their EIT rate by 2% per year until their tax rate reached 25%.

In addition to the changes to the tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementation rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over, among others, the production, business, recruitment and accounting aspects of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors — Risks Related to Doing Business in China — Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

The EIT Law confirmed that qualified high and new technology enterprises may enjoy a preferential income tax rate of 15%, instead of the uniform enterprise income tax rate of 25%. The PRC Ministry of Science and Technology, the PRC Ministry of Finance and SAT jointly promulgated the Measures for Determination of High and New Technology Enterprise on August 14, 2008 to provide the detailed rules for the examination of qualifications and approval of certificates for high and new technology enterprises. Each certificate of high and new technology enterprise is valid for three years. Shandong Taibang was recognized by Shandong provincial government as a high and new technology enterprise in 2008 and renewed the certificate in 2011, as a result of which Shandong Taibang is entitled to enjoy a preferential income tax rate of 15% until the end of 2013. In October 2014, Shandong Taibang obtained a notice from the Shandong provincial government that granted it the high and new technology enterprise certificate. This certificate entitled Shandong Taibang to enjoy a preferential income tax rate of 15% for a period of three years from 2014 to 2016. Shandong Taibang may apply for a renewal for an additional three years from 2017 to 2019 upon its expiration.

According to Notice on Issues Concerning Relevant Tax Policies in Deepening the Implantation of the Western Development Strategy jointly promulgated by the PRC Ministry of Finance, the PRC General Administration of Customs and SAT on July 27, 2011, enterprises located in the western region of China which have at least 70% of their income from the businesses falling with in the Category of Encouraged Industries in Western Region of China may enjoy a preferential income tax of 15% within the period from January 1, 2011 to December 31, 2020. Guizhou Taibang, being a qualified enterprise located in the western region of China, enjoys a preferential income tax rate of 15% effective from January 1, 2011 to December 31, 2020.

Foreign currency exchange

The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended (2008). Under these rules, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions, but not for capital account items, such as direct investment, loan or investment in securities outside China unless the prior approval of, and/or registration with, SAFE or its local counterparts (as the case may be) is obtained.

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

Dividend distributions

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, an FIE in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE also has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

In addition, under the EIT law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates, promulgated on January 29, 2008, the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Treaty, which became effective on December 8, 2006, and the Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, which became effective on October 27, 2009, dividends from our PRC subsidiary, Taibang Biotech (Shandong) Co., Ltd., paid to us through our Hong Kong subsidiary, Taibang Holdings, may be subject to a withholding tax at a rate of 10%, or at a rate of 5% if Taibang Holdings is considered a “beneficial owner” that is generally engaged in substantial business activities in Hong Kong and entitled to treaty benefits under the Double Taxation Treaty.

Our Employees

As of December 31, 2014, we employed 1,684 full-time employees, of which 63 were seconded to us by the Shandong Institute.

We believe we are in material compliance with all applicable labor and safety laws and regulations in China. We participate in various employee benefit plans that are organized by municipal and provincial governments, including retirement, medical, unemployment, work injury and maternity benefit plans for our managerial and key employees. In addition, we provide short term insurance plans for all our employees while on duty to cover work related accidents. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

Corporate Information

Our principal executive offices are located at 18th Floor, Jialong International Building, 19 Chaoyang Park Road, Chaoyang District, Beijing 100125, People’s Republic of China. Our corporate telephone number is (8610) 6598-3111 and our fax number is (8610) 6598-3222. We maintain a website at http://www.chinabiologic.com that contains information about the Company, but that information is not part of this report or incorporated by reference herein.

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

RISKS RELATING TO OUR BUSINESS

The biopharmaceutical industry in China is strictly regulated and changes in such regulations, including banning or limiting plasma products, may have a material and adverse effect on our operations, revenues and profitability.

The principal raw material of our existing and planned biopharmaceutical products is human source plasma, which, due to its unique nature, is subject to various quality and safety control risks which include, but are not limited to, contaminations and blood-borne diseases. In addition, current technology cannot eliminate entirely the risk of biological hazards inherent in plasma that are not currently known or for which screens are currently commercially available, which could result in a widespread epidemic due to blood infusion. As a result, the biopharmaceutical industry in China is strictly regulated by the government. The regulatory regime regulates the process of administrative approval of medicine and its production, and includes laws and regulations such as the PRC Pharmaceutical Law, the Implementation Rules on the PRC Pharmaceutical Law and the Regulations on the Administration of Blood Products. These laws and regulations require entities producing blood products to comply strictly with certain hygienic standards and specifications promulgated by the government. In the event that human plasma is discovered to be not compliant with the government’s hygienic standards and specifications, the health department may revoke its approval of the blood product, or otherwise limit the use of such blood product. Changes in these laws and regulations, including banning or limiting plasma products, could have a material and adverse effect on our operations, revenues and profitability.

If the biopharmaceutical products we sell are found to be contaminated, our operation, revenues and profitability would be severely and adversely affected and we may be subject to civil and criminal liabilities.

We currently obtain plasma from human donations to our plasma stations in Shandong, Guangxi and Guizhou Provinces. If any of our human donors is infected with diseases, then the plasma from such donor may be infected. Although we pre-screen all donors in order to ensure that they are not infected with HIV and hepatitis C and have not contracted liver disease, screening tests may fail to identify and exclude from our supply the plasma from infected donors due to technical limitation and human errors. If such contaminated plasma is not appropriately screened out, our entire plasma supply for the relevant plasma station may become contaminated. If the plasma from our collection is found to be contaminated and we sell biopharmaceutical products made from that plasma, we could be subject to civil liability from suits brought by consumers. Further, we may lose our registration and have criminal liability if we are found by the government to have been criminally negligent. If this occurs, our business, prospects, results of operations and financial condition will be materially and adversely affected.

If our supply of quality plasma is interrupted, our results of operations and profitability will be adversely affected.

The production of plasma products relies on the supply of plasma of suitable quality. For 2014, 2013, and 2012, the cost of plasma we used for production accounted for approximately 80%, 74%, and 74%, respectively, of total production cost. The supply and market prices of plasma may be adversely affected by factors such as heightened or new regulatory restrictions, higher living standards or outbreaks of diseases, any of which would impact our costs of production. We may not be able to pass on any resulting increase in costs to our customers and therefore any substantial fluctuation in supply or market prices of plasma may adversely affect our results of operations and profitability.

We may not be able to carry on our business if we lose any of the required permits and licenses. Moreover, Huitian has suspended the production at its production facilities for technical upgrade and will apply for a new GMP certificate upon the completion of the upgrade; however, it may not be able to obtain the certificate, which would prevent it from carrying on its business at these facilities and harm our profitability.

We and Huitian are required to obtain from various PRC governmental authorities certain permits and licenses, including permits for pharmaceutical manufacturing and GMP certificates for each of our plants, as well as pharmaceutical distribution permits.

Each of the production facilities operated by us and Huitian is required to obtain a GMP certificate for its pharmaceutical production activities. In February 2011, CFDA enacted the New GMP Standard, which has significantly increased standards for quality control, documentation, and overall manufacturing processes that applied to us and each of our production facilities as of December 31, 2013. In order for us to meet the New GMP Standard, we have upgraded the related production facilities of Shandong Taibang and Guizhou Taibang, which obtained the renewed GMP certificates and resumed commercial production of plasma products in June 2013 and March 2014, respectively. However, Huitian suspended its production in late 2013 and is constructing a new production facility to meet the New GMP Standard. The suspension of Huitian’s production may have a negative effect on its business and profitability, which may in turn affect the income we derive from our minority investment in Huitian and adversely affect our financial condition and results of operations.

We have also obtained permits and licenses and GMP certificates required for the manufacturing and sales of our products. Our permits and licenses are subject to periodic renewal and/or reassessment by the relevant PRC governmental authorities, and the compliance standards may be subject to change from time to time. We intend to apply for the renewal of such permits and licenses when required by applicable laws and regulations. However, there is no guarantee that we may renew such permits and licenses in a timely manner, or at all. If we are unable to renew our permits and licenses or failed an inspection which would impair our permits and licenses, our business, prospects, financial condition and results of operations may be materially and adversely affected.

In addition, any changes in compliance standards, or any new laws or regulations that may prohibit or render it more restrictive for us to conduct our business or increase our compliance costs may adversely affect our operations and profitability. For example, we expect our on-going compliance cost to increase under the New GMP Standard as compared to the previous standard. As a result, our business and financial condition may be materially and adversely affected.

We do not have discretion to increase the prices of certain of our products, which are subject to price controls by the PRC government.

Retail prices of certain pharmaceutical products are subject to various regulations. According to the “Regulations on Controlling Blood Products” promulgated by the PRC State Council in 1996, regional offices of the Pricing Bureau and the PRC Ministry of Health have the authority to regulate retail prices for controlled plasma products. In addition, retail prices of pharmaceutical products fully or partially covered under the national insurance system are also subject to retail price ceilings set out in the National (Medical) Insurance Catalog, or the NIC, which may be adjusted by NDRC, from time to time. The hospitals which are participants of the national insurance program cannot sell the products to patients at prices exceeding such retail price ceilings. In addition, provincial governments often establish a tender price ceiling for products sold to hospitals based on, among other things, regional living standards, cost of production of the manufacturers and the corresponding retail price ceiling. The prices at which we sell directly to hospitals and distributors and the distributor’s wholesale prices cannot exceed the applicable tender price ceiling. Five of our principal products, including human albumin, IVIG, human rabies immunoglobulin, human tetanus immunoglobulin and factor VIII, are included in the NIC and are also subject to tender price ceilings. Two of our principal products, placenta polypeptide and human hepatitis B immunoglobulin, although not included in the NIC, are also subject to tender price ceilings in certain PRC provinces. In addition, NDRC may adjust the retail price ceilings applicable to our products from time to time, and any downward adjustment of our product prices implemented by the government may have a negative impact on our results of operations. See “Business — Regulation” for further details.

We do not have discretion to increase the prices we charge our customers and distributors for price-controlled products above the relevant controlled tender price ceiling. Although we may appeal to the local governments for price increases, such increases are only granted on a case-by-case basis and there is no guarantee that we would obtain any such relief. We may not be able to obtain government approval to increase our prices even if the cost of manufacturing our products increases as a result of increases in the cost of raw materials or other costs, and, if we were unable to obtain relief, our revenue and profitability would be adversely affected. If the margin of any of these products becomes prohibitively low, we may stop manufacturing such product, which may further adversely affect our revenue and profitability.

We may fail to obtain, maintain or renew required licenses and permits for our plasma stations. In addition, if we fail to adequately monitor our plasma stations, follow proper procedures or comply with safety requirements, we may be subject to sanctions by the government, civil and criminal liability. Any of these events could have a material and adverse effect on our business, reputation and prospects.

We currently operate 10 plasma stations through Shandong Taibang and two plasma stations through Guizhou Taibang. Huitian, a company in which we hold a minority interest, has three plasma stations in Shaanxi Province. To enable growth in our sales, we are seeking opportunities to build more plasma stations. The operation of plasma stations is highly regulated and there is no assurance that we will be able to obtain, maintain and renew the required licenses and permits for existing and new plasma stations in desirable locations or in a timely manner, if at all. While we monitor our plasma intake procedures through frequent unscheduled inspections of our stations, there remain risks that our plasma stations may fail to comply with hygiene and procedural requirements for plasma screening, collection, storage and tracking. If we fail to comply with any of these requirements, we may lose our plasma collection permits or incur criminal liability if we are found by the government to have been criminally negligent. In the case of plasma contamination, we may also be subject to civil liability from suits brought by consumers of our biopharmaceutical products. In addition, failure to comply with hygiene and procedural requirements may cause harm to donors, who may contract diseases from other donors, among other things. Any such incident may subject us to government sanctions, civil or criminal liabilities. If any of these events were to occur, our business, reputation and prospects would be materially and adversely affected.

Our operations, sales, profit and cash flow will be adversely affected if our plasma products fail to pass inspection in a timely manner.

The PRC government inspects each batch of our plasma products before we can ship it to our customers. CFDA has quality standards which require the regulators to assess, among other things, the appearance, packing capacity, thermal stability, pH value, protein content and percentage of purity of the product. We must strictly comply with relevant rules and regulations throughout the lifecycle of each product including plasma collection, delivery, production and packaging. Government regulators typically take more than a month to inspect one batch of plasma products. The process begins when the regulator randomly selects samples of our products and delivers them to the PRC National Institute for the Control of Pharmaceutical and Biological Products, or NICBPB, for testing, and the process ends when the products are given final approval by NICBPB. In the event that the regulators delay the approval of or reject our products or change the requirements such that we are unable to comply, our operations, sales, profit and cash flow will be adversely affected.

We face risks relating to general domestic and global economic conditions. Disruptions in the capital and credit markets could adversely affect our results of operations, cash flows and financial condition, or those of our customers, suppliers and creditors.

We currently generate sufficient operating cash flows, which, coupled with access to the credit markets, provide us with significant working capital. However, any uncertainty arising out of domestic and global economic conditions, including any disruption in credit markets, may impact our ability to manage normal relationships with our customers, suppliers and creditors and adversely impact our results of operations, cash flows and financial condition, or those of our customers, suppliers and creditors. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation or failures of significant financial institutions could adversely affect our access to capital needed to conduct or expand our business or conduct acquisitions or make other investments. Such disruptions may also adversely impact our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flows and financial condition.

In addition, despite the positive impact of insurance schemes, our products are still not affordable to many patients and fewer patients can afford these products when economic conditions worsen in China. As our economy grows, we expect more Chinese people will become consumers of medical treatments and procedures, including procedures requiring human plasma. However, any potential global economic slowdown may result in slower economic growth in China and an unfavorable economic environment, which in turn may make our products less affordable to more patients and result in an overall decreased demand for our products. Such reductions and disruptions could have a material and adverse effect on our business operations.

If we are unable to obtain additional capital or if we experience any shortage of raw materials in future years, we may be unable to proceed with our long-term business plan and we may be forced to curtail or cease our operations or further business expansion.

We anticipate that we may seek additional working capital to support our long-term business plan, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance the overall productivity and benefit from economies of scale. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources, especially during times of market contraction. To raise funds, we may need to issue new securities which could result in additional dilution to our stockholders. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities or that contain covenants that would limit our operations and strategy. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

In addition, our production volume, capacity utilization and future expansion are affected by the supply of raw materials, especially plasma. If we experience any shortage of plasma supply or fail to secure sufficient plasma supply for our production, we may not be able to fully utilize our production capacity or proceed with our expansion plans.

Our cash flow could be negatively affected as a result of our extension of relatively long payment terms to customers that we believe are credit worthy.

As is customary in our industry, we extend relatively long payment terms (up to six months) to customers that we believe are credit worthy. Our accounts receivable, net of our allowance for doubtful accounts, as of December 31, 2014, 2013, and 2012 were approximately $19.4 million, $17.3 million, and $11.2 million, respectively. A majority of our accounts receivable are due from hospitals and clinics. Although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us timely would negatively affect our cash flow and working capital, which could in turn adversely affect our business.

If the distributors on whom we rely do not purchase our products, our business and results of operations will be adversely affected.

We sell a third of our products in China through our network of approximately 171 distributors located in about 28 provinces, municipalities and autonomous regions throughout China. While we have established working relationships with many of our distributors and strictly regulate their sales and marketing activities by annual distribution agreements, there are no restrictions in these distribution agreements preventing our distributors from also sourcing products produced by our competitors. Our own marketing and sales staff work to develop and maintain relationships with our distributors, but there can be no assurance that we will be able to maintain such relationships. For 2014, 2013, and 2012, sales to distributors represented approximately 34.6%, 33.2%, and 33.6%, respectively, of our sales of plasma products. If a number of our distributors cease to purchase our products and we are unable to find suitable replacements, our business and results of operations will be materially and adversely affected.

Our inability to successfully research and develop new biopharmaceutical products could have an adverse effect on our future growth.

We believe that the successful development of biopharmaceutical products can be affected by many factors. Products that appear to be promising in the early phases of research and development may fail to be commercialized for various reasons, including the failure to obtain the necessary regulatory approvals. In addition, the research and development cycle for any new medicine is a relatively lengthy process. In our experience, the process of conducting research and various tests on new products before obtaining a Certificate of New Medicine from CFDA and subsequent procedures may take approximately three to five years. There is no assurance that our future research and development projects will be successful or that they will be completed within the anticipated time frame or budget. Also, there is no guarantee that we will receive the necessary approvals from relevant authorities for the production of our newly developed products. Even if such products could be successfully commercialized, there is no assurance that they will be accepted by the market as anticipated.

Some of our owned or leased properties have title defects or non-compliance, which could adversely affect our business operations.

Some of our owned or leased properties have title defects or non-compliance. We cannot assure you that we will be able to rectify such defects and non-compliance in a timely manner or at reasonable costs, if at all. In addition, we use properties built on collectively owned rural land for two of our plasma collection stations. Under PRC laws, collectively owned rural land may not be used for commercial purposes and we may be required to vacate and seek other space to house our collection facilities. We plan to construct facilities on a new site and relocate one of the two collection stations. For the other collection station, under the lease agreement for the collectively owned rural land among us, the local government and the economic collective which owns the land, the economic collective is required to assist us in securing legal rights to use such land. If the economic collective fails to perform its obligations under the lease agreement, or the lease agreement is deemed to be void, voidable or otherwise unenforceable, or if ownership disputes or claims regarding the land otherwise arise, we may be required to relocate our collection station. Any disputes or claims relating to our owned or leased properties or land or any efforts in securing alternative sites and properties could divert our resources and management’s attention from our regular business operations. In addition, we may not be able to secure alternative sites and properties, if required, in a timely manner or at reasonable costs, which could adversely affect our business operations.

Our financial position and operations may be materially and adversely affected if our product liability insurance does not sufficiently cover our liabilities.

Under current PRC laws, manufacturers and vendors of defective products in China may incur liability for loss and injury caused by such products. Pursuant to the General Principles of the Civil Law of the PRC, or the PRC Civil Law, which became effective in 1987, a defective product which causes property damage or physical injury to any person may subject the manufacturer or vendor of such product to civil liability.

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

We maintain two product liability insurance policies for sales in China for Shandong Taibang and Guizhou Taibang’s products in the amount of $3.2 million (RMB20 million) each. If our products are found to be defective and our insurance coverage is insufficient to cover a successful claim against us, our financial position and operations may be materially and adversely affected.

Product liability claims or product recalls involving our products could have a material and adverse effect on our business.

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, distribution and sale of plasma products. Plasma is a biological substance that is capable of transmitting viruses and pathogens, whether known or unknown. Therefore, our plasma and plasma products, if not properly collected, tested, pathogen-inactivated, processed, stored or transported, could cause serious disease and possibly death to patients. Further, there are viral and other infections of plasma which may escape detection using current testing methods and which are not susceptible to inactivation methods. Any infection of disease by persons using our products could result in claims against us. Since our establishment in 2002, we have been subject to three lawsuits filed by patients who were treated with our products and received blood and/or plasma transfusions. In two of these cases, we were ordered to contribute a portion of the compensation for the patients even though the courts did not find that our products were defective or caused the patients’ illness. The required contribution by us was immaterial in these two cases. For the third case, we settled with the patient and contributed to a small portion of the compensation made by all the defedents who might be responsible for the case. We cannot assure you that there will be no future claims against us or that we will always succeed in defending against such claims. Furthermore, the presence of a defect in a product could require us to carry out a recall of such product.

A product liability claim, regardless of merit or eventual outcome, or a product recall could result in substantial financial losses, civil and criminal liabilities, administrative sanctions, revocation of business and product permits and licenses, negative reputational repercussions and an inability to retain customers. If our products are found to be defective and our insurance coverage is insufficient to cover a successful claim against us, our financial position and operations may be materially and adversely affected.

We are subject to intense competition and may encounter increased competition from both local and overseas pharmaceutical enterprises if PRC regulators relax the approval process for plasma products or international trade restrictions. A change in our competitive environment could adversely affect our profitability and prospects.

We face intense competition from local and foreign entities that manufacture and sell products that compete with ours in China. These competitors may have more capital, better research and development resources, expanded manufacturing and marketing capabilities and more experience than we do. The plasma-based biopharmaceutical manufacturing industry in China is highly regulated, and although we believe that compliance with the regulatory requirements pose a competitive barrier to enter into the Chinese market, over time, however, there may be new entrants. If the government relaxes these restrictions and allows more competitors to enter into the market, these competitors may have more capital, better research and development resources, more manufacturing and marketing capability and experience than us. Our operating results and financial condition may be adversely affected if (i) competition intensifies, (ii) competitors reduce prices to gain market share, or (iii) competitors develop new products having comparable medicinal applications or therapeutic effects which are more effective or less costly than ours.

In addition, we also face competition from imported products. Since 2009, there has been a substantial increase in volume of imported human albumin in China, which competes in domestic human albumin market. In addition, we compete with foreign biopharmaceutical manufacturers that set up production facilities in China and compete directly with us. The increased supply of both domestic and foreign biopharmaceutical products in China may result in lower sales or lower prices for our products. There is no assurance that we will remain competitive or that our profitability and prospects will not be adversely affected.

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

We have a Secondment Agreement with the Shandong Institute, which is expected to terminate upon the future privatization of the Shandong Institute, for certain of our employees. If the Secondment Agreement is breached or terminated, it could have an adverse effect on our operations and on our financial results.

The Shandong Institute provided us with 63 of our employees, including certain key management personnel, out of our total of approximately 1,684 employees as of December 31, 2014, pursuant to a secondment agreement, or Secondment Agreement, dated October 28, 2002, between Shandong Taibang and the Shandong Institute. Pursuant to the Secondment Agreement, we are responsible for the salaries of these employees, as well as for their social benefits such as insurance. Our Secondment Agreement with the Shandong Institute will expire on the earlier of October 2032 or the privatization of the Shandong Institute, which was originally scheduled to occur before the end of 2008. However, the privatization of the Shandong Institute has been delayed indefinitely due to delay by the Shandong Department of Health in implementing the privatization plan. Upon expiration or termination of the Secondment Agreement, we plan to hire the seconded employees directly. However, we cannot assure you that all of the employees will accept our employment offers at that time. Guangli Pang, Shandong Taibang’s chief executive officer is employed through the Secondment Agreement. Although none of our seconded employees have indicated that they do not plan to continue working for us after the privatization, if the Secondment Agreement is terminated or expires and we are unable to hire those employees or their replacements on time, our operations, as well as our financial results, may be materially and adversely affected.

Future acquisitions may have an adverse effect on our ability to manage our business.

Selective acquisitions form part of our strategy to further expand our business. If we are presented with appropriate opportunities, we may acquire additional companies, products or technologies. Future acquisitions and the subsequent integration of new companies into ours would require significant attention from our management. The diversion of our management’s attention and any difficulties encountered in any integration process could have an adverse effect on our ability to manage our business. Future acquisitions would expose us to potential risks, including risks associated with the integration of new operations, technologies and personnel, unforeseen or hidden liabilities, the diversion of resources from our existing businesses and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions, and potential loss of, or harm to, relationships with employees, customers and suppliers as a result.

We may lose our competitive advantage and our operations may suffer if we fail to prevent the loss or misappropriation of, or disputes over, our intellectual property or proprietary information.

We regard our intellectual property, particularly our patents and trade secrets, to be of considerable value and importance to our business and our success. We rely on a combination of patent, trademark and trade secret laws, as well as confidentiality agreements to protect our intellectual property rights. Failure to protect our intellectual property rights could harm our brands and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our patents and trade secrets, could result in the expenditure of significant financial and managerial resources.

As of December 31, 2014, we held 48 issued patents and had 11 pending patent applications in China for certain manufacturing processes and packaging designs. We may not be able to successfully obtain the approval of the PRC authorities for our patent applications. As of December 31, 2014, we also had 9 trademarks registered in China.

While we are not aware of any infringement on our intellectual property and we have not been notified by any third party that we are infringing on their intellectual property, our ability to compete successfully and to achieve future revenue growth will depend, in significant part, on our ability to protect our proprietary technologies and operate without infringing upon the intellectual property rights of others. Policing unauthorized use of proprietary technologies is difficult and expensive. The steps we have taken may not be adequate to prevent unauthorized use of our intellectual property rights.

The legal regime in China for the protection of intellectual property rights is still at its early stage of development. Despite many laws and regulations promulgated and other efforts made by China over the years to tighten up its regulation and protection of intellectual property rights, private parties may not enjoy intellectual property rights in China to the same extent as they would in many Western countries, including the United States, and the enforcement of such laws and regulations in China has not achieved the levels reached in those countries. The administrative agencies and the court system in China are not well-equipped to deal with violations or handle the nuances and complexities between compliant technological innovation and noncompliant infringement.

We also rely on confidentiality agreements with our management and employees to protect our confidential proprietary information. However, the protection of our intellectual property may be compromised as a result of:

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

Any of these events or occurrences may have a material and adverse effect on our operations.

There can be no assurance that the steps taken by us to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our patents, trademarks, confidential proprietary information or similar proprietary rights. Litigation may be necessary to enforce our intellectual property rights and the outcome of any such litigation may not be in our favor. Given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee that we would be able to halt any unauthorized use of our intellectual property through litigation in a timely manner.

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

Finally, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material and adverse effect on our ability to market or sell our brands, and profitably exploit our products.

A disruption in the supply of utilities, fire or other calamity at our manufacturing plant would disrupt production of our products and adversely affect our sales.

Our products are manufactured at our production facilities located in Tai’an, Shandong Province and Guiyang, Guizhou Province in China. While we have not in the past experienced any calamities which disrupted production, any disruption in the supply of utilities, in particular, electricity or power supply, or any outbreak of fire, flood or other calamity resulting in significant damage at our facilities would severely affect our production and have a material and adverse effect on our business, financial condition and results of operations.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which must also contain management’s assessment of the effectiveness of the Company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing the financial statements must also attest to the operating effectiveness of the Company’s internal controls.

A report of our management and attestation by our independent registered public accounting firm is included in our Annual Report on Form 10-K for the year ended December 31, 2014. Our management has concluded that our internal controls over financial reporting as of December 31, 2014 were effective. We have in the past and may in the future discover material weakness in our internal controls. For example, we identified material weaknesses related to review controls on the accounting for income taxes and derivative instrument valuation as described under Item 9A of our Annual Report on Form 10-K for year ended December 31, 2010, which were subsequently remediated in 2011 as described under Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011. However, there is no guarantee that these remedies will continue to be effective. Failure to achieve and maintain an effective internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial and other information pursuant to the reporting obligations we have as a public company, which could have a material and adverse effect on our business, financial condition and results of operations. This could reduce investors’ confidence in our reported financial information, which in turn could result in lawsuits being filed against us by our stockholders, otherwise harm our reputation or negatively impact the trading price of our common stock.

Pending disputes regarding Guizhou Taibang’s equity ownership against us, if not resolved in our favor, could result in significant dilution to our shareholding percentage in Guizhou Taibang.

Guizhou Jie’an Company, or Jie’an, a minority shareholder of Guizhou Taibang, filed several lawsuits against Guizhou Taibang over the years, seeking to, among other requests, register 1.8 million shares in Guizhou Taibang, approximately 2% of Guizhou Taibang’s registered capital, under Jie’an’s name with the local Administration of Industry and Commerce, or AIC. Some of these cases were ruled in our favor and others were still pending as of the date of this report. See “Item 3—Legal Proceedings—Dispute with Jie’an over Certain Capital Injection into Guizhou Taibang” below for details. If these ongoing cases are ruled in Jie’an’s favor, our ownership interest in Guizhou Taibang may be diluted to 71% and Jie’an may be entitled to receive its claimed damages of RMB18.3 million (approximately $3.0 million) (being its claimed share of Guizhou Taibang’s accumulated dividend distributions associated with the 1.8 million shares), and the acrrued interest from the date when Jie’an’s capital contribution was deemed effective till December 31, 2014 from Guizhou Taibang. In addition, as a result of the appellate court’s unfavorable ruling in one of the lawsuit with Jie’an in December 2014, Guizhou Taibang paid RMB18.0 million (approximately $2.9 million) in February 2015 into an escrow held by the trial court pending further appeal for such case. Although we, based on our PRC litigation counsel’s assessment, do not expect Jie’an to prevail in these pending litigations, we cannot assure you that the final judgment will be in our favor. If Guizhou Taibang is ordered to register the 1.8 million shares for Jie'an, our ownership interest in Guizhou Taibang will be diluted to 71%, and we may be required to pay Jie’an accumulated dividends of RMB18.3 million (approximately $3.0 million) and related interest expenses (being its claimed share of Guizhou Taibang’s accumulated dividend distributions associated with the 1.8 million shares and the acrrued interest from the date when Jie’an’s capital contribution was deemed effective till December 31, 2014) from Guizhou Taibang. As of December 31, 2014, the Company had maintained, on its balance sheet, payables to Jie’an of RMB5.0 million (approximately $0.8 million) as received funds in respect of the 1.8 million shares in dispute, RMB1.4 million (approximately $0.2 million) for the over-paid subscription price paid by Jie’an and RMB3.3 million (approximately $0.5 million) for the accrued interest.

In addition, Guizhou Taibang has a pending lawsuit with an individual investor who is among cerain alleged strategic investors in the Equity Purchased Agreement signed in May 2007. See “Item 3—Legal Proceedings—Dispute with Certain Individual Investor Over Certain Capital Injection into Guizhou Taibang.” Such individual investor claimed for 14.35% ownership interests in Guizhou Taibang and the corresponding entitlement to share dividend distributions since 2007. Such individual investor’s claims have been repeatedly denied by both the trial court and the appellate court (which is the PRC Supreme Court). He has, however, applied to the PRC Supreme Procuratorate to seek an appeal by the PRC Supreme Procuratorate to the PRC Supreme Court for an ultimate re-trial on his behalf. The PRC Supreme Procuratorate has recently accepted his application and is currently reviewing such application. We are in the process of preparing written response to such application. While we, based on our PRC litigation counsel’s assessment, do not expect such investor to prevail in this pending re-trial application process, we cannot assure you that the PRC Supreme Procuratorate will decide not to appeal for re-trial or the final outcome of such ultimate re-trial by the PRC Supreme Court (if the PRC Supreme Procuratorate decides to appeal for re-trial) will continue be in our favor. In case such investor’s shareholder status is established through the re-trial process, our ownership interests in Guizhou Taibang will be significantly diluted to 66.29% and our control of Guizhou Taibang may be weakened. In addition, such investor may be entitled to receive his claimed pro rata share of Guizhou taibang’s dividend distributions and the accrued interests although he has not specified the amount of the claimd damages for that in either the appeal to the PRC Supreme Court or the application to the PRC Supreme Procuratorate. As of December 31, 2014, Guizhou Taibang had maintained, on its balance sheet, payables to such investor of RMB34.2 million (approximately $5.6 million) as originally received funds from such investor in respect of the shares in dispute, RMB15.9 million (approximately $2.6 million) for the accrued interest, and RMB0.3 million (approximately $55,647) for the 1% penalty imposed by the agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor.

RISKS RELATING TO DOING BUSINESS IN CHINA

Changes in China’s political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country. The reformed economic infrastructure and legal systems, however, may be subject to abrupt adjustments by the government. These adjustments, especially in the following areas, could either benefit or damage our operations and profitability:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	International trade restrictions; and

•	International conflict.

The Chinese economy differs from the economies of most member countries of the Organization for Economic Cooperation and Development, or the OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy, and weak corporate governance and the lack of a flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in China. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, most of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiary.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and most of our current operations are conducted in China. In addition, most of our directors and officers are nationals and residents of countries other than the United States and substantially all the assets of these persons are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

There is also uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that although recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law, recognition and enforcement of a foreign judgment by PRC courts depend on treaties or reciprocity between China and the country where the judgment is made. China does not have any treaties or other arrangements with U.S. that provide for the reciprocal recognition and enforcement of U.S. judgments. In addition, according to the PRC Civil Procedures Law, courts in China will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

Substantially all of our sales are settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investments and loans, is subject to governmental approval and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividends we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

Currently, some of our raw materials and major equipment are imported. In addition, we incur interest expense for our U.S. dollar denominated loans. In the event that the U.S. dollars appreciate against RMB, our costs will increase. If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will suffer. In addition, if our sales to international customers grow, we will be increasingly subject to the risk of foreign currency depreciation.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions, pay dividends to you and otherwise fund and conduct our business.

Substantially all of our profits are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent companies.

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

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit the ability of our PRC subsidiaries to distribute profits to us or otherwise materially adversely affect us.

Pursuant to the Circular on Relevant Issues concerning Foreign Exchange Administration of Overseas Investment and Financing and Return Investments Conducted by Domestic Residents through Overseas Special Purpose Vehicle, or Circular 37, which was promulgated by the State Administration of Foreign Exchange, or SAFE, and became effective on July 4, 2014, (i) a PRC resident must register with the local SAFE branch before he or she contributes assets or equity interests in an overseas special purpose vehicle, or an Overseas SPV, that is directly established or controlled by the PRC resident for the purpose of conducting investment or financing; and (ii) following the initial registration, the PRC resident is also required to register with the local SAFE branch for any major change, in respect of the Overseas SPV, including, among other things, a change in the Overseas SPV’s PRC resident shareholder, name of the Overseas SPV, term of operation, or any increase or reduction of the Overseas SPV’s registered capital, share transfer or swap, and merger or division.

We have requested the beneficial holders of our stock who are PRC residents to register with the relevant branch of SAFE in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries pursuant to Circular 37 or the predecessor regulation of Circular 37, namely the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles, as the case may be. As Circular 37 was recently promulgated, it remains unclear how it will be interpreted and implemented, and how or whether SAFE will apply it to us. Therefore, we cannot predict how it will affect our business operations or future strategies. For example, the ability of our present and prospective PRC subsidiaries to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 37 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 37. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. Failure of our present or future PRC resident beneficial holders to comply with Circular 37 could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit the ability of our PRC subsidiaries to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations.

In August 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or Circular 10, which became effective in September 2006 and was amended in June 2009. This regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, Circular 10 requires the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with Circular 10 is likely to be more time-consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to Circular 10, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

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

The Enterprise Income Tax Law, or the EIT Law, and its implementing rules became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, SAT issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation on non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. Finally, if we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax. We are actively monitoring the possibility of “resident enterprise” treatment for the 2014 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

SAT released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698 has the effect of taxing foreign companies on gains derived from the indirect sale of a PRC company. Where a foreign investor indirectly transfers equity interests in a PRC resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction that has an effective tax rate less than 12.5% or does not tax foreign income of its residents, the foreign investor must report this indirect transfer to the tax authority in charge of that PRC resident enterprise. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of avoiding PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC withholding tax at a rate of up to 10%.

SAT subsequently released public notices to clarify issues relating to Circular 698, including the Announcement on Several Issues concerning the Enterprise Income Tax on the Indirect Transfers of Properties by Non-resident Enterprises, or SAT Notice 7, which became effective on February 3, 2015. SAT Notice 7 abolished the compulsive reporting obligations originally set out in Circular 698. Under SAT Notice 7, if a non-resident enterprise transfers its shares in an overseas holding company, which directly or indirectly owns PRC taxable properties, including shares in a PRC company, via an arrangement without reasonable commercial purpose, such transfer shall be deemed as direct transfer of the underlying PRC taxable properties. Accordingly, the transferee shall be deemed as a witholding agent with the obligation to withhold and remit the EIT to the competent PRC tax authorities. Factors that may be taken into consideration when determining whether there is a “reasonable commercial purpose” include, among other factors, the economic essence of the transferred shares, the economic essence of the assets held by the overseas holding company, the taxability of the transaction in offshore jurisdictions, and economic essence and duration of the offshore structure. SAT Notice 7 also sets out safe harbors for the “reasonable commercial purpose” test.

There is little guidance and practical experience regarding the application of Circular 698 and the related SAT notices. For example, while the term “indirectly transfer” is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax rates in foreign tax jurisdictions. As a result, we may become at risk of being taxed under Circular 698 and the related SAT notices and we may be required to expend valuable resources to comply with Circular 698 and the related SAT notices or to establish that we should not be taxed under Circular 698 and the related SAT notices, which could have a material and adverse effect on our financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material and adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other U.S. laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the relevant statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. PRC anti-corruption laws also strictly prohibit bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of the Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of the Company may engage in conduct for which we might be held responsible. Particularly, most of the hospitals and inoculation centers in China are state-owned entities, which employees may be recognized as foreign government officials for the purpose of FCPA. Therefore, any payments, expensive gifts or other benefits provided to an employee of the state-owned hospital or inoculation center may be deemed violation of FCPA. Violations of FCPA or PRC anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, prospects, operating results and financial condition. In addition, the U.S. government may seek to hold the Company liable for successor liability under FCPA violations committed by companies in which we invest or that we acquire.

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

In recent years, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed the so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on the Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend the Company. This situation will be costly and time consuming and distract our management from growing the Company. If such allegations are not proven to be groundless, the Company and business operations will be severely impacted and your investment in our stock could be rendered worthless.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in China. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the CSRC, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on the Company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

The Chinese member firm of the KPMG network, of which our independent registered public accounting firm is also a member, may be temporarily suspended from practicing before the SEC if unable to continue to satisfy SEC investigation requests in the future. If a delay in completion of our audit process occurs as a result, we could be unable to timely file certain reports with the SEC, which may lead to the delisting of our stock.

The vast majority of our sales are to customers in China, and we have all of our operations in China. Certain of our independent registered public accounting firm’s audit documentation related to their audit reports included in our annual reports may be located in China, and certain audit procedures may take place within China’s borders. The Public Company Accounting Oversight Board, or the PCAOB, is currently unable to conduct inspections in China or review audit documentation located within China without the approval of Chinese authorities. Like many U.S. companies with significant operations in China, our independent registered public accounting firm may rely on a Chinese member firm for assistance in completing the audit work associated with our operations in China.

On January 22, 2014, Judge Cameron Elliot, an SEC administrative law judge, issued an initial decision suspending the Chinese member firms of the “Big Four” accounting firms, among others, from practicing before the SEC for six months as a result of their failure to provide certain including KPMG documents to the SEC because to do so would violate Chinese law. On February 12, 2014, the accounting firms filed an appeal with the SEC regarding the administrative law judge’s decision. On February 6, 2015, the accounting firms agreed to pay $500,000 each to settle this yearlong dispute with the SEC, which allows them to avoid a temporary suspension of their right to audit U.S.-traded firms. As part of the settlement, the SEC censures the accounting firms, which eventually began providing the documents, and requires them to perform specific steps to satisfy SEC requests for similar materials over the next four years.

We cannot assure you, however, that the accounting firms, including the Chinese member firm of KPMG, will be able to continue to satisfy SEC investigation requests to its satisfaction in the future due to compliance with the PRC laws and regulations. A delay in completion of the audit process could delay the timely filing of our quarterly or Annual Reports with the SEC. A delinquency in our filings with the SEC may result in NASDAQ initiating delisting procedures, which could have a material and adverse effect on our results of operation and financial condition.

Our independent registered public accounting firm’s audit documentation related to their audit reports included in our Annual Report may include audit documentation located in China. PCAOB currently cannot inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm issued an audit opinion on the financial statements included in our Annual Report filed with the SEC. As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, work papers located in China are not currently inspected by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities.

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

RISKS RELATING TO OUR STOCK

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the NASDAQ Global Select Market and this low trading volume may adversely affect the price of our common stock.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CBPO.” The trading market in our common stock has been substantially less liquid than the average trading market for companies trading on the NASDAQ Global Select Market. Reported average daily trading volume in our common stock for the three months immediately prior to March 1, 2014, was approximately 76,179. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include, among others:

●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	speculation about our business in the press or the investment community;

●	significant developments relating to our relationships with our customers or suppliers;

●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;

●	customer demand for our products;

●	investor perceptions of our industry in general and the Company in particular;

●	the operating and stock performance of comparable companies;

●	general economic conditions and trends;

●	major catastrophic events;

●	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

●	changes in accounting standards, policies, guidance, interpretation or principles;

●	loss of external funding sources;

●	sales of our common stock, including sales by our directors, officers or significant stockholders;

●	additions or departures of key personnel; and

●	investor perception of litigation, investigation or other legal proceedings involving us or certain of our individual stockholders or their family members.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources. Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. For example, in July 2008, the securities markets in the United States, China and other jurisdictions experienced the largest decline in share prices since September 2001. These market fluctuations may adversely affect the price of our common stock and other interests in the Company at a time when you want to sell your interest in us.

Our stockholder rights plan and provisions in our currently effective certificate of incorporation and bylaws or of Delaware law might discourage, delay or prevent a change of control of the Company or changes in our management and, therefore depress the trading price of the common stock.

Upon stockholders’ approval on July 20, 2012, we have adopted amended and restated certificate of incorporation and bylaws, which contained provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors, rather than to attempt a hostile takeover.

These provisions include, among others:

●	the right of our board of directors to issue preferred stock without stockholder approval;
●	division of our board of directors into three classes with staggered terms;
●	elimination of the right of our stockholders to act by written consent;
●	prohibiting stockholders from calling a special meeting of the stockholders;
●	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; and
●	requiring super majority stockholder vote to amend certain provisions of the amended and restated certificate of incorporation and bylaws.

On January 8, 2015, our board of directors adopted a stockholder rights plan, which provides, among other things, that when specified events occur, our stockholders will be entitled to purchase from us a newly created series of preferred stock. The preferred stock purchase rights are triggered by the earlier to occur of (i) 10 business days (or a later date determined by our board of directors before the rights are separated from our common stock) after the public announcement that a person or group has become an “acquiring person” by acquiring beneficial ownership of 15% or more of our outstanding common stock or (ii) 10 business days (or a later date determined by our board of directors before the rights are separated from our common stock) after a person or group begins a tender or exchange offer that, if completed, would result in that person or group becoming an acquiring person. The issuance of preferred stock pursuant to this stockholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. Our board of directors had previously adopted a similar sotckholder rights plan on November 19, 2012, which expired on November 20, 2014.

In addition, our currently-in-effect bylaws authorize our stockholders who hold 25% of our entire capital stock issued and outstanding and are entitled to vote to call a special meeting of the stockholders.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Stock prices of companies with business operations primarily in China have fluctuated widely in recent years, and the trading prices of our common stock are likely to be volatile, which could result in substantial losses to investors.

The trading prices of our common stock are likely to be volatile and could fluctuate widely in response to factors beyond our control. For example, if one or more of the industry analysts or ratings agencies who cover us downgrades us or our common stock, or publishes unfavorable research about us, the price of our common stock may decline. If one or more of these analysts or agencies cease to cover the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price of our common stock or trading volume to decline. In addition, the performance and fluctuation of the market prices of other China-based, U.S.-listed health care companies may affect the volatility in the price of and trading volume for our common stock. In recent years, a number of PRC companies have listed their securities, or are in the process of preparing for listing their securities, on U.S. stock markets. Some of these companies have experienced significant volatility, including significant price declines following their initial public offerings. The trading performances of these PRC companies’ securities at the time of or after their offerings may affect the overall investor sentiment towards PRC companies listed in the United States and consequently may impact the trading performance of our common stock. These broad market and industry factors may significantly affect the market price and volatility of our common stock, regardless of our actual operating performance.

In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons. Any of these factors may result in large and sudden changes in the volume and price at which our common stock will trade. We cannot give any assurance that these factors will not occur in the future again. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company. If we were involved in a class action lawsuit, it could divert the attention of senior management, and, if adversely determined, could have a material and adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We have no outstanding or unresolved comments from the SEC staff.

ITEM 2. PROPERTIES.

The company’s corporate offices are leased and located at 18th Floor, Jialong International Building, 19 Chaoyang Park Road, Chaoyang District, Beijing 100125, the People’s Republic of China.

Business	Location	Owned/Leased
Manufacturing Facilities	Taishan District, Tai’an Ctiy, Shandong Province, China	Owned
	Gaoxin District, Tai’an Ctiy, Shandong Province, China	Owned
	Huaxi District, Guiyang Ctiy, Guizhou Province, China	Owned

Plasma Stations	Qihe County, Shandong Province, China	Leased
	Xiajin County, Shandong Province, China	Owned
	Zhangqiu County, Shandong Province, China	Owned
	Yanggu County, Shandong Province, China	Owned
	Yishui County, Shandong Province, China	Owned
	Huanjiang Maonan Autonomous County, Guangxi Zhuang Autonomous Region, China	Owned
	Fangchenggang City, Guangxi Zhuang Autonomous Region, China	Owned
	Yuncheng County, Shandong Province, China	Leased
	Ningyang County, Shandong Province, China	Owned
	Cao County, Shandong Province, China	Owned
	Huangping County, Guizhou Province, China	Owned
	Puding County, Guizhou Province, China	Owned
	Ziyun Miaozu Buyizu autonomous County, Guizhou Province, China	Leased

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

Dispute with Jie’an over Certain Capital Injection into Guizhou Taibang

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from qualified strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority shareholder of Guizhou Taibang’s shares, Guizhou Jie’an Company, or Jie’an, did not support the plan and did not waive its right of first refusal. In May 2007, Guizhou Taibang signed an Equity Purchase Agreement with certain alleged strategic investors (who concealed their background), pursuant to which such investors agreed to invest an aggregate of RMB51.0 million (approximately $8.3 million) in exchange for 21.4% of Guizhou Taibang’s equity interests. Such Equity Purchase Agreement was not approved or ratified by over two-thirds supermajority of Guizhou Taibang’s shareholders, which approval or ratification is required under the PRC Company Law. At the same time, as an existing shareholder, Jie’an also subscribed for 1,800,000 shares, representing its pro rata share of the 20,000,000 shares being offered. In total, Guizhou Taibang received RMB51.0 million (approximately $8.3 million) from the investors and RMB6.5 million (approximately $1.1 million) from Jie’an.

In June 2007, Jie’an brought a lawsuit against Guizhou Taibang, alleging that it had a right to acquire the 18,200,000 shares offered to the investors under the Equity Purchase Agreement. The trial court denied Jie’an’s request, and the PRC Supreme Court ultimately sustained the original ruling in May 2009 and denied the rights of first refusal of Jie’an over the 18,200,000 shares.

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital injection with the local AIC. Guizhou Taibang’s board of directors withheld its required ratification of Jie’an’s request, pending the outcome of the ongoing litigation. In March 2012, Jie’an brought another lawsuit against Guizhou Taibang for refusing to register the shares. In July 2013, the trial court dismissed the lawsuit for lack of jurisdiction. Jie’an did not appeal the dismissal.

In December 2013, Jie’an brought a third lawsuit against Guizhou Taibang, requesting Guizhou Taibang to register 1.8 million shares under its name with the local AIC. In July 2014, the trial court denied Jie’an’s request to register such shares. Despite the denial of Jie’an’s share registration request, the trial court, however, in its ruling, ordered Guizhou Taibang to pay accumulated dividends of RMB13.8 million (approximately $2.2 million) associated with these shares and the related interest expenses to Jie’an. Guizhou Taibang and Jie’an subsequently filed a cross-appeal. In December 2014, the appellate court ruled in favor of Jie’an supporting its request to register 1.8 million shares and ordered Guizhou Taibang to pay Jie’an its share of accumulated dividends of RMB18.3 million (approximately $3.0 million) associated with these shares plus the related interest expenses to Jie’an. In February 2015, Guizhou Taibang paid RMB18.0 million (approximately $2.9 million) to the trial court to be held in escrow pending further appeal of this case. Guizhou Taibang was in the process of preparing its appeal as of the date of this report.

In November 2013, Guizhou Taibang held a shareholders meeting and the shareholders passed resolutions, or the November 2013 Resolutions, that, inter alia, (i) determined that it was no longer necessary for Guizhou Taibang to obtain additional capital from investors; (ii) rejected Jie’an’s request that Jie’an subscribe for additional shares of Guizhou Taibang alone and one or more other shareholders reduce their shareholding in Guizhou Taibang; and (iii) approved the issuance of a total of 20,000,000 new shares to all existing shareholders on a pro rata basis. Jie’an subsequently filed a fourth lawsuit against Guizhou Taibang in December 2013, requesting that the court declare the November 2013 Resolutions void. Both the trial court and the appellate court denied Jie’an’s request.

In March 2014, Guizhou Taibang held another shareholders meeting and the shareholders passed resolutions, or the March 2014 Resolutions, that, inter alia, re-calculated the ownership percentage in Guizhou Taibang based on the November 2013 Resolutions and the additional capital injections from existing shareholders. Guizhou Taibang subsequently updated the registration with the local AIC regarding the additional capital injections in August 2014. In September 2014, Jie’an and another minority shareholder of Guizhou Taibang filed a lawsuit against Guizhou Taibang, requesting that the court declare both the November 2013 Resolutions and the March 2014 Resolutions void and instruct Guizhou Taibang to withdraw the AIC registration. In November 2014, the trial court suspended this case pending the final outcome of the third lawsuit filed by Jie’an.

If the pending cases with Jie’an are ultimately ruled in Jie’an’s favor, our ownership interest in Guizhou Taibang may be diluted to 71% and Jie’an may be entitled to receive accumulated dividends of RMB18.3 million (approximately $3.0 million) and the related interest expenses (being its claimed share of Guizhou Taibang’s accumulated dividend distributions associated with the 1.8 million shares and the acrrued interest from the date when Jie’an’s capital contribution was deemed effective till December 31, 2014) from Guizhou Taibang. As of December 31, 2014, the Company had maintained, on its balance sheet, payables to Jie’an in the amounts of RMB5.0 million (approximately $0.8 million) as received funds in respect of the 1.8 million shares in dispute, RMB1.4 million (approximately $0.2 million) for the over-paid subscription price paid by Jie’an and RMB3.3 million (approximately $0.5 million) for the accrued interest. As these cases are closely interlinked to the outcome of the disputes with certain individual investor described below, based on our PRC litigation counsel’s assessment, we do not expect Jie’an to prevail. See “Item 1A—Risk Factors—Risk Factors Relating to Our Business—Pending disputes regarding Guizhou Taibang’s equity ownership against us, if not resolved in our favor, could result in significant dilution to our shareholding percentage in Guizhou Taibang.”

Dispute with Certain Individual Investor over Certain Capital Injection into Guizhou Taibang

In part due to the invalidity of the Equity Purchase Agreement with certain alleged strategic investors in May 2007, which was never approved or ratified by Guizhou Taibang’s shareholders, such investors’ equity ownership in Guizhou Taibang and the related increase in registered capital of Guizhou Taibang have never been registered with the local AIC. In January 2010, one individual among such investors brought a lawsuit against Guizhou Taibang requesting to register his 14.35% ownership interest in Guizhou Taibang with the local AIC and seeking the distribution of his share of Guizhou Taibang’s dividends declared since 2007.

In October 2010, the trial court denied such individual investor’s right as shareholders of Guizhou Taibang and his entitlement to share the dividends, which ruling was reaffirmed after a re-trial by the same trial court in December 2012. After such ruling, Guizhou Taibang attempted to return the originally received fund of RMB34.2 million to such investor by wiring the fund back to his bank account but was unable to do so due to the closure of his bank account. Another investor, however, accepted the returned fund of RMB11.2 million (approximately $1.8 million) from Guizhou Taibang in November 2010. In 2013, the same individual investor appealed the case to the PRC Supreme Court, which also denied his claims for shareholder status in Guizhou Taibang and the related dividend distribution and accrued interest in September 2013. Such investor subsequently attempted to seek for a re-trial by the PRC Surpreme Court, which request was denied by the PRC Supreme Court in January 2014. He then applied to the PRC Supreme Procuratorate to request for a review of the PRC Supreme Court’s decision and seek an appeal by the PRC Supreme Procuratorate to the PRC Supreme Court for an ultimate re-trial on his behalf. The PRC Supreme Procuratorate accepted his application in December 2014 and, with the assistance of our PRC litigation counsel, we are in the process of preparing our response to such application. The PRC Supreme Procuratorate will consider our response in deciding whether to appeal to the PRC Supreme Court on behalf of such investor, which decision process may take several months. The PRC Supreme Procuratorate had not scheduled a hearing as of the date of this report.

Based on our PRC litigation counsel’s assessment, we do not expect such individual investor to prevail in this pending re-trial application process, but we cannot assure you that the PRC Supreme Procuratorate will decide not to appeal for re-trial or the final outcome of such ultimate re-trial by the PRC Supreme Court (if the PRC Supreme Procuratorate decides to appeal for re-trial) will be in our favor. In case the PRC Supreme Procuratorate decides to appeal for re-trial on behalf of such investor and such ultimate re-trial by the PRC Surpreme Court is ruled in such investor’s favor, our ownership interest in Guizhou Taibang may be diluted to 66.29% and such investor may be entitled to receive his claimed share of accumulated dividends and the acrrued interests from Guizhou Taibang although he has not specified the amount of the claimed damages in his appeal to the PRC Supreme Court or the re-trial application to the PRC Supreme Procuratorate. As of December 31, 2014, Guizhou Taibang had maintained, on its balance sheet, payables to the investors of RMB34.2 million (approximately $5.6 million) as originally received funds from such individual investor in respect of the shares in dispute, RMB15.9 million (approximately $2.6 million) for the interest expenses, and RMB0.3 million (approximately $55,647) for the 1% penalty imposed by the Equity Purchase Agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor. See “Item 1A—Risk Factors—Risk Factors Relating to Our Business—Pending disputes regarding Guizhou Taibang’s equity ownership against us, if not resolved in our favor, could result in significant dilution to our shareholding percentage in Guizhou Taibang.”

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

	Closing Prices(1)
	High	Low
	USD	USD
2014
1st Quarter	37.98	26.80
2nd Quarter	48.07	35.73
3rd Quarter	55.84	44.76
4th Quarter	69.50	49.06

2013
1st Quarter	28.93	14.71
2nd Quarter	27.67	21.35
3rd Quarter	29.21	23.08
4th Quarter	30.30	26.76

(1)	The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 4, 2015, there were 439 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of December 31, 2014 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	1,432,454	$10.16	1,488,545
Total	1,432,454	$10.16	1,488,545

(1)	Excludes shares of restricted stock granted pursuant to our 2008 Equity Incentive Plan. The 552,125 shares of unvested restricted stock at December 31, 2014 are issuable without the payment of any cash consideration by the grantee.

Effective May 9, 2008, our board of directors adopted the 2008 Equity Incentive Plan, or the 2008 Plan. The 2008 Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of five million shares of our common stock may be issued pursuant to the 2008 Plan. The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than the fair market value per share on the grant date, except that, in the case of an incentive stock option granted to a person who holds more than 10% of the total combined voting power of all classes of our stock or any of our subsidiaries, the exercise price will be no less than 110% of the fair market value per share on the grant date. As of December 31, 2014, 552,125 shares of restricted stock and options to purchase 1,432,454 share of our common stock were outstanding. No awards may be granted under the 2008 Plan after May 9, 2018, except that any award granted before then may extend beyond that date.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2014 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2014 fiscal year.

Purchases of Equity Securities

On January 27, 2014, the Company entered into a repurchase agreement with an individual stockholder, pursuant to which the Company repurchased 2,500,000 shares of common stock for a consideration of $70,000,000. The transaction was completed on February 28, 2014.

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated statement of comprehensive income data for 2014, 2013 and 2012 and the selected balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for 2011 and 2010 and the selected balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements not included in this report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(U.S. dollars in thousands, except per share data)
Revenues	243,252	203,357	184,813	153,092	139,695
Income From Operations	111,159	86,933	74,489	32,217	68,568
Net Income attributable to China Biologic Products, Inc.	70,917	54,602	45,222	18,182	31,543
Total Assets	446,847	403,781	311,047	248,893	220,922
Total Current Liabilities	120,682	63,439	47,719	67,822	71,446
Total Long Term Liabilities	50,904	36,373	5,909	2,029	4,432
Total Stockholders' equity attributable to China Biologic Products, Inc.	212,087	237,692	195,470	135,512	99,200
Total Equity	275,262	303,970	257,419	179,041	145,044
Capital Stock	3	3	3	3	2
Net Income Per Share
Basic	2.85	2.05	1.73	0.73	1.34
Diluted	2.71	1.96	1.62	0.37	1.30

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

Overview

We are a biopharmaceutical company principally engaged in the research, development, manufacturing and sales of human plasma-based pharmaceutical products in China. We have a strong product portfolio with over 20 different dosage forms of plasma products. Our principal products are human albumin and IVIG. These products use human plasma as their principal raw material. Sales of human albumin products represented approximately 39.3%, 44.1% and 44.6% of our total sales for 2014, 2013 and 2012, respectively. Sales of IVIG products represented approximately 40.4%, 38.0%, and 39.0% of our total sales for 2014, 2013 and 2012, respectively. All of our products are prescription medicines administered in the form of injections.

Our sales model focuses on direct sales to hospitals and inoculation centers and is complemented by distributor sales. In 2014, we generated sales of $243.3 million, an increase of 19.6% from 2013, and recorded net income attributable to the Company of $70.9 million, an increase of 29.9% from 2013.

Recent Development

Repurchase of Common Stock

On January 27, 2014, the Company entered into a repurchase agreement with an individual stockholder, pursuant to which the Company repurchased 2,500,000 shares of common stock for a consideration of $70,000,000. The transaction was completed on February 28, 2014.

Production Facility Certifications

Guizhou Taibang obtained the GMP certification for its placenta polypeptide production facility from CFDA in January 2014 and commenced commercial production shortly thereafter.

Guizhou Taibang obtained the GMP certification for its plasma production facility from CFDA and resumed commercial production in March 2014.

Guizhou Taibang obtained the GMP certification for its production facility of human prothrombin complex concentrate, or PCC, from CFDA and commenced commercial production in March 2014.

Shandong Taibang obtained the GMP certification for its PCC production facility from CFDA and commenced commercial production in December 2014.

New VAT Rules

On June 18, 2014, the PRC Ministry of Finance and the PRC State Administration of Taxation jointly published a notice to reduce and unify the value added tax, or VAT, rate on sales of a wide range of products in China, which took effect on July 1, 2014. Pursuant to the notice, the VAT rate on sales of human blood and blood component based biopharmaceutical products was reduced from 6% to 3%. The reduction in VAT rate had a favorable impact on the sales of our plasma products and net income in the second half of 2014 as our sales revenue is recognized as the invoiced value of products sold minus VAT.

Follow-on Offering

In July 2014, we completed a follow-on offering of 1,782,500 shares of common stock at a price of $38.00 per share to the public. In this offering, we sold 920,000 shares (including 120,000 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from us) and a selling stockholder sold 862,500 shares (including 112,500 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from such selling stockholder). We raised net proceeds of $33.2 million from this offering, after deducting the underwriting discounts and commissions and offering expenses payable by us. We did not receive any proceeds from the sale of the shares by the selling stockholder.

Acquisition of Minority Interest

In August 2014, our wholly owned subsidiary, Guiyang Dalin Biologic Technologies Co., Ltd., or Dalin, entered into several agreements with Guizhou Eakan Pharmaceutical Co., Ltd., or Guizhou Eakan, a then non-controlling interest shareholder of Guizhou Taibang, to acquire from it an additional 19.84% equity interest in Guizhou Taibang. The total consideration for the transaction was RMB535 million (approximately $86.8 million). Dalin completed the acquisition in September 2014 and increased its registered equity interests in Guizhou Taibang to 76.23%.

Sales of Common Stock by Certain Directors and Officers

In September 2014, certain directors and officers of the Company sold small amounts of the Company’s common stock in the open market for purposes of paying income tax in connection with the scheduled vesting of certain restricted shares held by them.

Approval to Build Two New Plasma Stations in Hebei Province

In October 2014, Shandong Taibang received approval from the Hebei Provincial Health and Family Planning Commission to build two new plasma collection stations in Hebei Province. The Company intends to acquire the requisite land use rights and obtain the construction permits as soon as it completes the site selection process, and seek to complete construction, staff recruitment and government inspection and certification process within approximately 12 months thereafter. Each new collection station may commence operations only after it passes a government inspection and certification process and obtains a collection license. The Company expects these two new stations to reach their designed annual collection capacities in approximately three years after obtaining collection licenses.

Shandong Employee Housing Development Project

In 2009, 107 employees, or the Employee-participants, of Shandong Taibang entered into agreements, or the Housing Project Agreements, with a real estate developer regarding a housing development project, pursuant to which the developer agreed to develop and deliver residential units to the Employee-participants by the end of 2011 and the Employee-participants paid the developer deposits equal to 80% of the purchase prices of the residential units. To assist with their deposit payment, Shandong Taibang entered into separate agreements, or the Financial Assistance Agreements, with the Employee-participants and provided them with advances of up to 50% of the purchase prices of the residential units. These advances were to be repaid by deductions from the Employee-participants’ salaries. In addition, Shandong Taibang also entered into a purchase agreement with the developer to purchase additional units in the development project and made a deposit of RMB3.8 million (approximately $0.6 million). However, the developer failed to deliver the residential units and is unlikely to be able to perform the Housing Project Agreements. In August 2014, the Company entered into agreements, or the Advance Payment Agreements, with the Employee-participants, pursuant to which the Company made advance payments to the Employee-participants equal to the deposits that the Employee-participants had paid the developer pursuant to the Housing Project Agreements and refunded them the deductions previously made from their salaries pursuant to the Financial Assistance Agreements together with accrued interest totaling RMB27.1 million (approximately $4.4 million). In November 2014, Shandong Taibang entered into supplemental agreements to the Advance Payment Agreements, or the Supplemental Agreements, with the Employee-participants, pursuant to which the Employee-participants transferred and assigned to Shandong Taibang their rights under the Housing Project Agreements, including their rights to pursue legal actions against and recover damages from the developer, and in return, Shandong Taibang waived its right to claim the advance payments and the refunds of the deductions under the Advance Payment Agreements. Shandong Taibang launched legal actions against the developer in Shandong to recover the funds paid by the Employee-participants and Shandong Taibang. In January 2015, the Tai’an City Intermediate People's Court ruled in favor of Shandong Taibang and ordered the developer to repay us an amount of RMB27.6 million (approximately $4.5 million) together with accrued interest and court fees. However, the developer had not made any payment to us as of the date of this report. As of December 31, 2014, the Company made a full provision of $5.1 million in the consolidated financial statements for all the receivables in respect of this employee housing development project, including the deposits paid to the developer, the total advance payments and refunds made under this employee housing development project, as well as the related fees and expenses because it became probable that these receivables may not be recoverable after all legal means of collection were exhausted.

Financial Performance Highlights

The following are some financial highlights for 2014:

•	Sales: Sales increased by $39.9 million, or 19.6%, to $243.3 million for 2014 from $203.4 million for 2013.

•	Gross Profit: Gross profit increased by $25.3 million, or 18.3%, to $163.2 million for 2014 from $137.9 million for 2013. As a percentage of sales, gross profit remained relatively stable at 67.1% and 67.8% in 2014 and 2013, respectively.

•	Income from operations: Income from operations increased by $24.3 million, or 28.0%, to $111.2 million for 2014 from $86.9 million for 2013.

•	Net income attributable to the Company: Net income attributable to the Company increased by $16.3 million, or 29.9%, to $70.9 million for 2014 from $54.6 million for 2013.

•	Fully diluted net income per share: Fully diluted net income per share was $2.71 for 2014, as compared to $1.96 for 2013.

Principal Factors Affecting our Financial Performance

The following are key factors that affect our financial condition and results of operations and we believe them to be important to the understanding of our business:

Raw Material Supply and Prices

The primary raw material used in the production of our albumin and immunoglobulin products is human plasma. The collection of human plasma in China is generally influenced by a number of factors such as government regulations, geographical locations of plasma collection stations, sanitary conditions of plasma stations, living standards of the donors, and cultural and religious beliefs. If we experience any shortage of plasma supply, we may not be able to fully utilize our production capacity. We currently operate 10 plasma collection stations through Shandong Taibang and two plasma stations through Guizhou Taibang. These plasma stations provide us with a stable source of plasma supply.

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

Production Capacity

Our sales volume is limited by our annual production capacity. As we grow our business in the future, our ability to fulfill additional and larger orders will depend on our ability to increase our production capacity. Our plan to expand our production capacity will depend on the availability of capital to meet our needs of expansion or upgrading of production lines, and the availability of stable plasma supply. To comply with applicable PRC laws and regulations, we have obtained permits and licenses necessary for the current operations of our plasma collection stations and production plants, and are required to apply for such permits and licenses to operate new plasma collection stations and production plants. As a result, our expansion plan also depends on our ability to renew existing permits and licenses and obtain new permits and licenses.

Competition

We face intense competition from local and foreign entities that manufacture and sell products that compete with ours in the PRC. These competitors may have more capital, better research and development resources, expanded manufacturing and marketing capabilities and more experience than we do. In our industry, we compete based upon product quality, product cost, ability to produce a diverse range of products and logistical capabilities.

Our profitability may be adversely affected if (i) competition intensifies; (ii) competitors reduce prices; (iii) PRC government requires us to reduce the prices of our products; or (iv) competitors develop new products or product substitutes with comparable medicinal applications or therapeutic effects which are more effective or less costly than ours. See Item 1, “Business — Competition” for more information regarding this factor.

Taxation

China Biologic is subject to United States tax at gradual rates of up to 35%. No provision for income taxes in the United States has been made as China Biologic has no U.S. taxable income.

Taibang Biological was incorporated in the BVI, but is not subject to taxation in that jurisdiction.

Taibang Holdings was incorporated in Hong Kong, and under the current laws of Hong Kong, is subject to a Profits Tax of 16.5% on profits arising in Hong Kong. However, no provision for Hong Kong Profits Tax has been made as Taibang Holdings has no taxable income.

According to the PRC government policy, new or high technology companies may enjoy a preferential income tax rate of 15%, instead of 25% under the EIT Law. In 2011, Shandong Taibang renewed its high and new technology enterprise qualification, which entitled it to the preferential income tax rate of 15% from 2011 to 2013. In October 2014, Shandong Taibang obtained a notice from the Shandong provincial government that granted it the high and new technology enterprise certificate. This certificate entitled Shandong Taibang to enjoy a preferential income tax rate of 15% for a period of three years from 2014 to 2016. Shandong Taibang may apply for a renewal for an additional three years from 2017 to 2019 upon its expiration. According to Notice on Issues Concerning Relevant Tax Policies in Deepening the Implantation of the Western Development Strategy jointly promulgated by the PRC Ministry of Finance, the PRC General Administration of Customs and PRC State Administration of Taxation dated July 27, 2011, Guizhou Taibang, being a qualified enterprise located in the western region of China, enjoys a preferential income tax rate of 15% effective from January 1, 2011 to December 31, 2020. All of our other PRC subsidiaries are subject to the regular income tax rate of 25%.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated. Our historical results presented below are not necessarily indicative of the results that may be expected for any other future period.

	For the Year Ended December 31,
	2014		2013		2012
	$	% of Total Sales	$	% of Total Sales	$	% of Total Sales
	(U.S. dollars in thousands, except percentage)
SALES	243,252	100.0	203,357	100.0	184,813	100
COST OF SALES	80,026	32.9	65,484	32.2	58,836	31.8
GROSS MARGIN	163,226	67.1	137,873	67.8	125,977	68.2
OPERATING EXPENSES:
Selling expenses	10,707	4.4	10,643	5.2	14,421	7.8
General and administrative expenses	32,130	13.2	36,074	17.7	34,034	18.4
Research and development expenses	4,162	1.7	4,223	2.1	3,033	1.6
Provision for other receivables in respect of an employee housing development project	5,068	2.1	-	-	-	-
Total operating expenses	52,067	21.4	50,940	25.0	51,488	27.9
INCOME FROM OPERATIONS	111,159	45.7	86,933	42.7	74,489	40.3
OTHER INCOME (EXPENSES):
Equity in income of equity method investee	8,646	3.6	2,170	1.1	2,666	1.4
Change in fair value of derivative liabilities	-	-	-	-	1,769	1.0
Interest expense	(3,698)	(1.5)	(1,135)	(0.6)	(1,270)	(0.7)
Interest income	6,645	2.7	4,433	2.2	2,910	1.6
Other income (expenses), net	-	-	-	-	571	0.3
Total other income, net	11,593	4.8	5,468	2.7	6,646	3.6
EARNINGS BEFORE INCOME TAX EXPENSE	122,752	50.5	92,401	45.4	81,135	43.9
INCOME TAX EXPENSE	26,639	11.0	15,540	7.6	15,163	8.2
NET INCOME	96,113	39.5	76,861	37.8	65,972	35.7
Less: Net income attributable to non-controlling interest	25,196	10.3	22,259	10.9	20,750	11.2
NET INCOME ATTRIBUTABLE TO COMPANY	70,917	29.2	54,602	26.9	45,222	24.5
NET INCOME PER SHARE OF COMMON STOCK
BASIC	2.85		2.05		1.73
DILUTED	2.71		1.96		1.62

Comparison of Years Ended December 31, 2014 and 2013

Sales

Our total sales increased by 19.6%, or $39.9 million, to $243.3 million for 2014, compared to $203.4 million for 2013, primarily due to increases in the sales volumes of human albumin, IVIG and placenta polypeptide products. In addition, the effect resulted from the foreign exchange appreciation of RMB against U.S. dollars contributed 0.9% of the sales increase in U.S. dollars.

The following table summarizes the breakdown of sales by major types of products:

	For the Year Ended December 31,				Change
	2014		2013
	$	%	$	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human albumin	95.6	39.3	89.7	44.1	5.9	6.6
Immunoglobulin products:
IVIG	98.4	40.4	77.3	38.0	21.1	27.3
Other immunoglobulin products	19.7	8.1	19.7	9.7	-	-
Placenta polypeptide	24.0	9.9	12.2	6.0	11.8	96.7
Others	5.6	2.3	4.5	2.2	1.1	24.4
Totals	243.3	100.0	203.4	100.0	39.9	19.6

For 2014 as compared to 2013:

•	the average price for our approved human albumin products, which represented 39.3% of our total sales, increased by approximately 1.4% and, excluding the foreign exchange effect, their average price in RMB increased by approximately 0.6%; and

•	the average price for our approved IVIG products, which represented 40.4% of our total sales, decreased by approximately 0.2%, and excluding the foreign exchange effect, their average price in RMB decreased by approximately 0.9%.

The average sales price of human albumin products increased slightly for 2014 as compared to 2013, as a result of the combined effects of the higher government-imposed retail price ceiling, the reduced VAT rate and our sales effort to increase market shares in tier-one cities and new markets. The higher retail price ceiling announced by NDRC that became effective on February 1, 2013 provided us with more flexibility in pricing our human albumin products and allowed us to increase our ex-factory prices in certain regional markets. The reduction of VAT rate from 6% to 3% effective on July 1, 2014 also had a positive impact on our sales price of plasma products as our sales are recognized as the invoiced price of the products sold minus VAT. We lowered sales price of human albumin products, however, in order to expand our market shares in tier-one cities and certain new markets in 2014. The price decrease of IVIG products was mainly attributable to the increased sales through distributors in tier-one cities and new markets, partially offset by the reduced VAT rate. To improve our brand recognition and the market share of IVIG products in tier-one cities and new markets, we reduced our sales prices to distributors in 2014.

The sales volumes of our products depend on market demand and our production volume. The production volumes of our human albumin products depend on the plasma supply. The production volumes of our IVIG products depend primarily on the plasma supply and, to a lesser extent, on our allocation of production capacity among various human immunoglobulin products, which include IVIG and other hyper-immune products. The production volumes of our hyper-immune products, which include human rabies immunoglobulin, human hepatitis B immunoglobulin and human tetanus immunoglobulin products, are subject to the availability of specific vaccinated plasma and our production capacity. The supply of specific vaccinated plasma requires several months of lead time. Our production facility currently can only accommodate the production of one type of hyper-immune products at any given time and we rotate the production of different types of hyper-immune products from time to time in response to market demand. As such, the sales volume of any given type of hyper-immune products may vary significantly from period to period. Depending on the market demand and profit margins of IVIG products and hyper-immune products at any given period, we also adjust the production volume of IVIG products from time to time to optimize our product mix.

The sales volume of our human albumin products increased by 5.1% for 2014 as compared to 2013, mainly due to the sales volume increase in Shandong Taibang, partially offset by the sales volume decrease in Guizhou Taibang as a result of the planned production suspension at Guizhou Taibang from June 2013 to March 2014. The sales volume of our IVIG products increased by 27.4% for 2014 as compared to 2013, mainly due to the increased market demand resulted from the outbursts of Hand, Foot and Mouth Disease and the increased sales through distributors in tier-one cities and new markets during 2014. In anticipation of a favorable market environment and our increased sales capabilities in 2014, we had reserved a large volume of our 2013 IVIG inventories to be sold throughout 2014.

The sales increase of placenta polypeptide products was generally in line with the volume increase for 2014 as compared to 2013. The sales volume of placenta polypeptide products increased by 101.0% for 2014 as compared to 2013, primarily due to the expanded production of placenta polypeptide at Guizhou Taibang after its receipt of the GMP certification for the upgraded production facilities in January 2014.

Cost of sales & gross profit

	For the Year Ended December 31,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	$80.0	$65.5	$14.5	22.1%
as a percentage of total sales	32.9%	32.2%		0.7%
Gross Profit	$163.2	$137.9	$25.3	18.3%
Gross Margin	67.1%	67.8%		(0.7)%

Our cost of sales was $80.0 million, or 32.9% of our sales, for 2014, as compared to $65.5 million, or 32.2% of our sales for 2013. Our gross profit was $163.2 million and $137.9 million for 2014 and 2013, respectively, representing gross margins of 67.1% and 67.8%, respectively. Our cost of sales and gross margin are affected by the volume and pricing of our finished products, raw material costs, production mix and respective yields, inventory impairments, production cycles and routine maintenance costs.

The increase in cost of sales for 2014 as compared to 2013 was primarily due to the increases in sales volume, cost of plasma and overhead. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors consistent with the industry practice. We expect that the nutrition fees to be paid to donors will continue to increase as a result of the rising living standards in China. Consequently, future improvements on margins will need to be derived from increases in product pricing and volume, product mix, yields and manufacturing efficiency. The increase in cost of sales as a percentage of sales for 2014 as compared to 2013 was mainly due to the increase in cost of plasma and the increase in overhead, especially depreciation expenses, at Guizhou Taibang after its production resumption, partially offset by the change of our product mix to include more products with higher margins.

Operating expenses

	For the Year Ended December 31,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	$52.1	$50.9	$1.2	2.4%
as a percentage of total sales	21.4%	25.0%		(3.6)%

Our total operating expenses increased by $1.2 million, or 2.4%, to $52.1 million for 2014 from $50.9 million for 2013. As a percentage of total sales, total expenses decreased by 3.6% to 21.4% for 2014 from 25.0% for 2013. The operating expenses for 2014 included a provision of $5.1 million for all the receivables in respect of the employee housing development project at Shandong Taibang as discussed under “—Recent Development—Shandong Employee Housing Development Project” above. Excluding the effect of this provision, our operating expenses decreased by $3.9 million, or 7.7%, for 2014 as compared to 2013, primarily due to the decrease in general and administrative expenses.

Selling expenses

	For the Year Ended December 31,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	$10.7	$10.6	$0.1	0.9%
as a percentage of total sales	4.4%	5.2%		(0.8)%

For 2014, our selling expenses increased by $0.1 million, or 0.9%, to $10.7 million from $10.6 million for 2013. As a percentage of total sales, our selling expenses for 2014 decreased by 0.8% to 4.4% from 5.2% for 2013. This decrease was mainly due to a decrease in the per-unit selling expenses of placenta polypeptide during 2014. Guizhou Taibang engaged a service provider from December 2011 to May 2014 for a fee to promote its sales of placenta polypeptide products. We shifted to utilizing internal resources for promotional efforts in May 2014, which contributed to the decrease in our selling expenses.

General and administrative expenses

	For the Year Ended December 31,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	$32.1	$36.1	$(4.0)	(11.1)%
as a percentage of total sales	13.2%	17.7%		(4.5)%

For 2014, our general and administrative expenses decreased by $4.0 million, or 11.1%, to $32.1 million from $36.1 million for 2013. As a percentage of total sales, general and administrative expenses decreased by 4.5% to 13.2% for 2014 from 17.7% for 2013, mainly due to a decrease in legal expenses and the amortization expenses of intangible assets. In 2013, we incurred legal expenses in relation to the take-over defense against a competitor in China and the legal disputes regarding the shares of Guizhou Taibang. We did not incur similar legal expenses for 2014. In addition, we incurred amortization expenses in 2013 in relation to the acquisition of GMP certificates and other intangible assets when we acquired a majority stake in Guizhou Taibang in 2008. Because these intangible assets had been fully amortized by the end of 2013, we did not incur corresponding expenses in 2014.

Research and development expenses

	For the Year Ended December 31,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	$4.2	$4.2	$-	-
as a percentage of total sales	1.7%	2.1%		(0.4)%

For 2014, our research and development expenses remained stable, as compared to 2013. In 2014, we received government grants totaling $2.1 million and recognized them as a reduction of research and development expenses. Excluding this impact, our research and development expenses increased by $2.1 million for 2014 from 2013. As a percentage of total sales, our research and development expenses, excluding the impact of the government grants, increased by 0.5% to 2.6% for 2014 from 2.1% for 2013. The increase was mainly due to the expenditures paid for certain clinical trial programs and the engagement of external experts for certain pipeline products in 2014.

Provision for other receivables in respect of an employee housing development project

We made a full provision of $5.1 million for all the receivables in respect of an employee housing development project at Shandong Taibang because it became probable that these receivables may not be recoverable after all legal means of collection were exhausted.

Equity in income of equity method investee

Our equity method investment represented our 35% equity interest in Huitian, our equity method investee. For 2014, our equity in income of equity method investee increased by $6.4 million to $8.6 million from $2.2 million for 2013. As a percentage of total sales, equity in income of equity method investee increased by 2.5% to 3.6% for 2014 from 1.1% for 2013. Huitian contributed its land use right to its subsidiary as capital in 2013 and disposed the subsidiary in 2014, recognizing a gain of RMB116.7 million (approximately $19.0 million) for 2014. As a result, our equity income in Huitian increased by $6.7 million.

Income tax expense

	For the Year Ended December 31,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax expense	$26.6	$15.5	$11.1	71.6%
Effective income tax rate	21.7%	16.8%		4.9%

Our provision for income taxes increased by $11.1 million, or 71.6%, to $26.6 million for 2014 from $15.5 million for 2013. For 2014, the dividend withholding income tax attributable to Shandong Taibang increased by $6.2 million, as compared to 2013, due to an increase in dividend distribution in Shandong Taibang. The dividends from Shandong Taibang are subject to withholding tax at a rate of 10%.

Excluding the impact of dividend withholding income tax, our effective income tax rates were 14.4% and 13.9% for 2014 and 2013, respectively. The statutory tax rate applicable to our major operating subsidiaries in China for 2014 and 2013 was 15%.

Comparison of Years Ended December 31, 2013 and 2012

Sales

Our total sales increased by 10.1%, or $18.6 million, to $203.4 million for 2013, compared to $184.8 million for 2012. The increase in sales during 2013 was primarily attributable to a mix of price and volume increases in certain of our plasma based products. In addition, the effect resulted from the foreign exchange appreciation of RMB against U.S. dollars contributed 2.0% of the sales increase in U.S. dollars.

The following table summarizes the breakdown of sales by major types of products:

	For the Year Ended December 31,				Change
	2013		2012
	$	%	$	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human albumin	89.7	44.1	82.5	44.6	7.2	8.7
Immunoglobulin products:
IVIG	77.3	38.0	72.0	39.0	5.3	7.4
Other immunoglobulin products	19.7	9.7	19.4	10.5	0.3	1.5
Placenta polypeptide	12.2	6.0	10.1	5.5	2.1	20.8
Others	4.5	2.2	0.8	0.4	3.7	462.5
Totals	203.4	100.0	184.8	100.0	18.6	10.1

For 2013 as compared to 2012:

•	the average price for our approved human albumin products, which represented 44.1% of our total sales, increased by approximately 10.1% and, excluding the foreign exchange effect, their average price in RMB term increased by approximately 8.1%; and

•	the average price for our approved IVIG products, which represented 38.0% of our total sales, increased by approximately 1.3%, and excluding the foreign exchange effect, their average price in RMB term remained relatively stable.

The price increase of human albumin products was due to the higher retail price ceiling announced by NDRC that came into effect on February 1, 2013. This higher retail price ceiling provided us with more flexibility in pricing our human albumin products and allowed us to increase our ex-factory prices in certain regional markets. NDRC also adjusted retail price ceilings for IVIG effective on October 8, 2012, and the ceilings were lower than the prevailing market prices in some of our regional markets. As a result, some local governments revised tender price ceilings for IVIG products. We sought approval from local governments for favorable pricing policies in selective regional markets and successfully gained support from certain provincial governments in lifting the tender price ceilings for IVIG products. Therefore, the average price of our IVIG products remained relatively stable in 2013 as compared to 2012.

Sales volume for our human albumin products decreased by 1.2% in 2013 as compared to 2012. The decrease in sales volumes of human albumin products was primarily due to the production suspension in Guizhou Taibang that commenced in June 2013. Sales volume for our IVIG products increased by 6.0% in 2013 as compared to 2012. In earlier 2013, we strengthened our marketing efforts of IVIG promotion and engaged new distributors to sell IVIG in new territories. Consequently, we experienced a 65.0% growth in IVIG sales volume for the first quarter of 2013 as compared to the same quarter in 2012. However, such substantial growth in IVIG sales were partially offset by the impact of production suspension of Guizhou Taibang’s plasma production facility.

For 2013 as compared to 2012, the sales increase of other products was mainly attributable to the newly-launched human coagulation factor VIII (200IU) in Shandong Taibang, which accounted for 2.1% of our total sales in 2013.

Cost of sales & gross profit

	For the Year Ended December 31,		Change
	2013	2012	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	$65.5	$58.8	$6.7	11.4%
as a percentage of total sales	32.2%	31.8%		0.4%
Gross Profit	$137.9	$126.0	$11.9	9.4%
Gross Margin	67.8%	68.2%		(0.4)%

Our total cost of sales was $65.5 million, or 32.2% of our sales, for 2013, as compared to $58.8 million, or 31.8% of our sales for 2012. Our gross profit was $137.9 million and $126.0 million for 2013 and 2012, respectively, representing gross margins of 67.8% and 68.2%, respectively. Our cost of sales and gross margin are affected by the volume and pricing of our finished products, raw material costs, production mix and respective yields, inventory impairments, production cycles and routine maintenance costs.

The increase in cost of sales as a percentage of sales and the decrease of gross margin were mainly due to the increase in cost of plasma, which was the largest component of our cost of sales. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors in 2013 consistent with the industry practice.

Operating expenses

	For the Year Ended December 31,		Change
	2013	2012	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	$50.9	$51.5	$(0.6)	(1.2)%
as a percentage of total sales	25.0%	27.9%		(2.9)%

Our total operating expenses decreased by $0.6 million, or 1.2%, to $50.9 million for 2013, from $51.5 million for 2012. As a percentage of total sales, total expenses decreased by 2.9% to 25.0% for 2013 from 27.9% for 2012. The decrease of the total operating expenses was primarily due to the decrease of the selling expenses, partially offset by the increase of the general and administrative expenses.

Selling expenses

	For the Year Ended December 31,		Change
	2013	2012	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	$10.6	$14.4	$(3.8)	(26.4)%
as a percentage of total sales	5.2%	7.8%		(2.6)%

For 2013, our selling expenses decreased by $3.8 million, or 26.4%, to $10.6 million from $14.4 million for 2012. As a percentage of total sales, our selling expenses for 2013 decreased by 2.6% to 5.2% from 7.8% for 2012. The decrease was mainly due to more stringent control on selling expenses implemented in the second half of 2012.

General and administrative expenses

	For the Year Ended December 31,		Change
	2013	2012	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	$36.1	$34.0	$2.1	6.2%
as a percentage of total sales	17.7%	18.4%		(0.7)%

For 2013, our general and administrative expenses increased by $2.1 million, or 6.2%, to $36.1 million, from $34.0 million for 2012. General and administrative expenses as a percentage of total sales decreased by 0.7% to 17.7% for 2013 from 18.4% for 2012. The increase in general and administrative expenses was mainly due to an increase in expenses related to payroll and employee benefits as a result of general salary increases, and an increase in non-recurring legal expenses.

Research and development expenses

	For the Year Ended December 31,		Change
	2013	2012	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	$4.2	$3.0	$1.2	40.0%
as a percentage of total sales	2.1%	1.6%		0.5%

For 2013, our research and development expenses increased by $1.2 million, or 40.0%, to $4.2 million, from $3.0 million for 2012. As a percentage of total sales, our research and development expenses increased by 0.5% to 2.1% for 2013 from 1.6% for 2012. The increase of research and development expenses was primarily due to certain technical support services we engaged to improve the production yields on certain hyper-immune products during 2013. In addition, we started the clinical trial program on human fibrinogen in 2013.

Change in fair value of derivative liabilities

	For the Year Ended December 31,		Change
	2013	2012	Amount	%
	(U.S. dollars in millions, except percentage)
Change in fair value of derivative liabilities	$-	$1.8	$(1.8)	(100.0)%
as a percentage of total sales	-	1.0%		(1.0)%

Our warrants issued in June 2009 are classified as derivative liabilities carried at fair value. For 2013 and 2012, we recognized a gain from the change in fair value of derivative liabilities in the amounts of nil and $1.8 million, respectively. The recognized gain from the change in the fair value of derivative liabilities for 2012 was mainly due to a decrease in the price of our common stock from $10.46 per share as of December 31, 2011 to $8.55 and $9.22, respectively, as of the two warrants exercise dates. All warrants had been fully exercised by the end of June 2012.

Income tax expense

	For the Year Ended December 31,		Change
	2013	2012	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax expense	$15.5	$15.2	$0.3	2.0%
Effective income tax rate	16.8%	18.7%		(1.9)%

Our provision for income taxes increased by $0.3 million, or 2.0%, to $15.5 million for 2013 from $15.2 million for 2012. Our effective income tax rates were 16.8% and 18.7% for 2013 and 2012, respectively. The statutory tax rate applicable to our major operating subsidiaries in the PRC for 2013 and 2012 was 15%. The decrease of the effective income tax rate was mainly attributable to a decrease in the dividend withholding income tax with respect to Shandong Taibang.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by bank borrowings and equity contributions by our stockholders. As of December 31, 2014, we had $80.8 million in cash and cash equivalents, primarily consisting of demand deposits.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	For the Year Ended December 31,
	2014	2013	2012
	(U.S. dollars in millions)
Net cash provided by operating activities	$93.5	$74.3	$71.1
Net cash used in investing activities	(13.4)	(25.6)	(26.8)
Net cash used in financing activities	(142.8)	(38.5)	(5.1)
Effects of exchange rate change in cash	(0.6)	4.3	1.0
Net (decrease) increase in cash and cash equivalents	(63.3)	14.5	40.2
Cash and cash equivalents at beginning of the year	144.1	129.6	89.4
Cash and cash equivalents at end of the year	$80.8	$144.1	$129.6

Operating Activities

Net cash provided by operating activities was $93.5 million for 2014, as compared to $74.3 million and $71.1 million for 2013 and 2012, respectively. For 2014, 2013 and 2012, our net income was $96.1 million, $76.9 million, and $66.0 million, respectively.

Our net non-cash operating expense was $11.9 million, $10.4 million and $11.1 million, respectively, for 2014, 2013 and 2012. Among the non-cash operating items, our depreciation and amortization expense was $7.7 million, $7.5 million and $8.9 million, respectively, our stock compensation expense was $5.4 million, $5.1 million and $4.5 million, respectively, the allowance for doubtful accounts was $5.1 million, $0.1 million and $0.1 million, respectively, and our equity in income of an equity method investee was $8.6 million, $2.2 million and $2.7 million, respectively, for 2014, 2013 and 2012.

We had a net cash outflow of working capital of 14.5 million, $13.0 million and $5.9 million for 2014, 2013 and 2012, respectively. Among these cash outflows, the increases in inventory for 2014, 2013 and 2012 were $13.4 million, $10.4 million and $3.8 million, respectively. As compared to 2012, the increase of inventories in 2013 was mainly attributable to increase of raw materials due to the continued supply of plasma, our primary raw material, by plasma stations of Guizhou Taibang while the production of plasma products at Guizhou Taibang were suspended from June 2013 to March 2014. The increase in accounts receivable for 2014 from 2013 was $2.2 million, which was in line with the expansion of our sales during this period. The increase in accounts receivable for 2013 from 2012 was $5.7 million, primarily due to an increase in the relative percentage of sales to direct-sale customers (such as hospitals and inoculations centers) versus sales to distributors. We generally grant direct-sale customers payment terms of up to 90 days, with a limited number of highly creditworthy customers receiving longer payment terms of up to six months. However, we generally require distributors to pay upon delivery. Direct sales increased by 30% in the fourth quarter of 2013 compared to the same period in 2012. Further, as part of our efforts to optimize the sales program, we have increased direct sales to top class hospitals that receive such longer credit terms since mid-2013, which also contributed to the increase in direct sales and accounts receivable in the fourth quarter of 2013. Sales to top class hospitals as a percentage of total direct sales increased from 45% in the fourth quarter of 2012 to 59% in the same period in 2013.

Investing Activities

Net cash used in investing activities for 2014 was $13.4 million, as compared to $25.6 million and $26.8 million for 2013 and 2012, respectively. The investing activities for 2014 mainly consisted of construction of a new production facility at Shandong Taibang, for which we paid $17.2 million for acquisition of property, plant and equipment in 2014. In 2013 and 2012, we paid $20.5 million and $13.9 million, respectively, for construction and acquisition of property, plant and equipment in connection with the construction work at Shandong Taibang and the upgrade of production facilities at Guizhou Taibang. In addition, we made a refundable payment of $13.3 million to the local government in connection with our bid for a land use right in Guizhou Province in 2012 and received a refund of $1.6 million and $2.1 million in 2014 and 2013, respectively, due to a decrease in the size of the land provided by the local government. Further, Guizhou Taibang made a time deposit of $6.6 million in 2013, which matured in 2014.

Financing Activities

Net cash used in financing activities for 2014 totaled $142.8 million, as compared to $38.5 million and $5.1 million for 2013 and 2012, respectively. The net cash used in financing activities in 2014 mainly consisted of a payment of $86.8 million for acquisition of noncontrolling interest in Guizhou Taibang, a dividend payment of $8.8 million by our subsidiaries to noncontrolling interest shareholders and a payment of $70.0 million for repurchase of shares from an individual stockholder, partially offset by proceeds of $33.2 million from the follow-on offering of the Company’s common stock. The net cash used in financing activities in 2013 mainly consisted of a payment of $29.6 million for share repurchase and a dividend payment of $16.9 million by our subsidiaries to the noncontrolling interest shareholders. The net cash used in financing activities in 2012 was mainly due to a $14.3 million repayment of short-term bank loans and a dividend payment of $7.1 million by our subsidiaries to a noncontrolling interest shareholder, partially offset by cash provided by new short-term loans of $11.1 million and proceeds from the exercises of stock option and warrants totaling $5.2 million.

Management believes that the Company has sufficient cash on hand and continuing positive cash inflow from the sale of its plasma-based products in the PRC market for its operations.

Obligations Under Material Contracts

The following table sets forth our material contractual obligations as of December 31, 2014:

	Payments due by period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
	(U.S. dollars in millions)
Short-term bank loans	31.6	31.6	-	-	-
Long-term bank loans, including current portion	66.3	26.3	40.0	-	-
Interest on bank loans	1.9	1.7	0.2	-	-
Operating lease commitment	0.8	0.5	0.2	-	0.1
Capital commitment	6.4	5.7	0.7	-	-
Total	107.0	65.8	41.1	-	0.1

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the fair value determinations of financial and equity instruments and the valuation of share-based compensation, assets acquired and liabilities assumed in a business combination, deferred tax assets and inventories; the recoverability of land use right and property, plant and equipment; and reserves for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. We maintain an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, the customers’ financial condition, the amount of accounts receivable in dispute, the accounts receivable aging and customers’ payment patterns. We review our allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

We generally ask our distributors to pay in advance before we deliver products, with few exceptions for a credit period of no longer than 60 days. For hospitals and clinics, depending on the relationship and the creditability, we generally grant a credit period of no longer than 90 days with exceptions to customers, which we believe are credit worthy, of up to six months. We have provided a bad debt allowance of $6,211, $31,567 and nil respectively for 2014, 2013 and 2012. Due to recovery of bad debt that we previously provided an allowance, the recoveries of bad debt provision was $30,673, nil and $1,904 for 2014, 2013 and 2012, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. Cost of work-in-progress and finished goods comprise direct materials, direct production costs and an allocation of production overheads based on normal operating capacity. Adjustments are recorded to write down the carrying amount of any obsolete and excess inventory to its estimated net realizable value based on historical and forecasted demand.

We review the inventory periodically for possible obsolete goods and cost in excess of net realizable value to determine if any reserves are necessary. Provisions to write-down the carrying amount of obsolete inventory to its estimated net realizable value amounted to $324,584, nil and nil for 2014, 2013 and 2012, respectively, and were recorded as cost of sales in the consolidated statements of comprehensive income.

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

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of December 31, 2014 would result in decrease of net income before provision for income taxes by approximately $1.0 million for 2014.

Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

All of our consolidated revenues and consolidated costs and majority of expenses are denominated in RMB. All of our assets are denominated in RMB, except certain cash balances. However, certain of our loan facilities are denominated in U.S. dollars and our reporting currency is U.S. dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against the U.S. dollars, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of stockholders’ equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Account Balances

We maintain cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash and cash equivalents at banks and restricted cash and cash deposits as of December 31, 2014 and December 31, 2013 amounted to $184.2 million and $180.9 million respectively, $0.1 million and $0.7 million of which are covered by insurance, respectively. We have not experienced any losses in uninsured bank deposits and we do not believe that we are exposed to any significant risks on cash held in bank accounts.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 39.3% and 40.4% of the total sales for 2014, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2014, 2013 and 2012 begins on page F-1 of this report.

Quarterly Financial Results

The following table sets forth certain unaudited financial information for each of the eight quarters ended December 31, 2014. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in this annual report and, in the opinion of management, include all adjustments necessary for the fair presentation of the results of operations for these periods. This information should be read together with our audited consolidated financial statements and the related notes included elsewhere in this annual report.

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(U.S. dollars in thousands, except per share data)
Sales	$57,987	$68,924	$60,074	$56,267	$42,592	$53,152	$53,581	$54,032
Gross profit	36,954	46,567	41,154	38,551	27,014	35,986	37,458	37,415
Earnings before income tax expense	26,989	35,214	31,258	29,291	14,340	24,819	26,723	26,519
Net income attributable to Company	12,858	20,060	19,725	18,274	8,828	14,696	16,162	14,916
Basic earnings per share	0.51	0.80	0.83	0.72	0.34	0.55	0.60	0.55
Diluted earnings per share	0.48	0.76	0.79	0.69	0.32	0.53	0.57	0.53

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our CEO and CFO, evaluated the design and operating effectiveness as of December 31, 2014 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our CEO and CFO concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely manner.

Management’s Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, our Chief Executive Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this evaluation, management used the framework established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation we determined that our internal control over financial reporting was effective as of December 31, 2014.

Our internal control over financial reporting as of December 31, 2014 has been audited by our registered public accounting firm as stated in their report which is included in Part II, Item 9A of this form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

China Biologic Products, Inc.:

We have audited China Biologic Products, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China Biologic Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, China Biologic Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of China Biologic Products, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 4, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Hong Kong, China
March 4, 2015

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d) and 15d-15(f)) during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the year ended December 31, 2014, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Part III is included in our Proxy Statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 of Part III is included in our Proxy Statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Part III is included in our Proxy Statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Part III is included in our Proxy Statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 of Part III is included in our Proxy Statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Date: March 4, 2015

CHINA BIOLOGIC PRODUCTS, INC.

By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao
Chief Executive Officer

By:	/s/ Ming Yang
Ming Yang
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David (Xiaoying) Gao	Chairman and Chief Executive Officer	March 4, 2015
David (Xiaoying) Gao	(Principal Executive Officer)

/s/ Ming Yang	Chief Financial Officer	March 4, 2015
Ming Yang	(Principal Financial and Accounting Officer )

/s/ Sean Shao	Director	March 4, 2015
Sean Shao

/s/ Zhijun Tong	Director	March 4, 2015
Zhijun Tong

/s/ Yungang Lu	Director	March 4, 2015
Yungang Lu

/s/ David Hui Li	Director	March 4, 2015
David Hui Li

/s/ Wenfang Liu	Director	March 4, 2015
Wenfang Liu

/s/ Albert (Wai Keung) Yeung	Director	March 4, 2015
Albert (Wai Keung) Yeung

/s/ Joseph Chow	Director	March 4, 2015
Joseph Chow

/s/ Min Fang	Director	March 4, 2015
Min Fang

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
China Biologic Products, Inc.:

We have audited the accompanying consolidated balance sheets of China Biologic Products, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Biologic Products, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Biologic Products, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Hong Kong, China

March 4, 2015

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	December 31, 2014	December 31, 2013
		USD	USD
ASSETS
Current Assets
Cash and cash equivalents		80,820,224	144,138,487
Time deposit		-	6,608,612
Restricted cash deposits	9	63,677,610	-
Accounts receivable, net of allowance for doubtful accounts	3	19,402,820	17,270,132
Inventories	5	101,304,932	88,634,855
Prepayments and other current assets, net of allowance for doubtful accounts	4	14,781,658	7,641,061
Total Current Assets		279,987,244	264,293,147

Property, plant and equipment, net	7	80,230,888	73,149,072
Land use rights, net		11,909,136	8,213,145
Deposits related to land use rights	8	12,792,355	13,667,130
Restricted cash and cash deposits, excluding current portion	9	40,230,250	30,523,674
Equity method investment	10	18,221,777	11,349,807
Other non-current assets		3,475,442	2,585,232
Total Assets		446,847,092	403,781,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term bank loans, including current portion of long-term bank loans	11	57,902,600	9,822,000
Accounts payable		4,829,350	4,445,732
Due to related parties	20	-	7,206,970
Other payables and accrued expenses	12	49,692,757	37,761,593
Income tax payable		8,257,133	4,202,405
Total Current Liabilities		120,681,840	63,438,700

Long-term bank loans, excluding current portion	11	40,000,000	30,000,000
Deferred income		2,765,024	3,003,895
Other liabilities		8,138,498	3,369,003
Total Liabilities		171,585,362	99,811,598

Stockholders’ Equity
Common stock:
par value $0.0001;
100,000,000 shares authorized;
27,865,871 and 27,341,744 shares issued at December 31, 2014 and 2013, respectively;
24,806,167 and 25,862,040 shares outstanding at December 31, 2014 and 2013, respectively		2,787	2,734
Additional paid-in capital		24,008,281	72,031,864
Treasury stock: 3,059,704 and 1,479,704 shares at December 31, 2014 and 2013, respectively, at cost	16,23	(76,570,621)	(29,594,080)

Retained earnings		244,661,391	173,744,551
Accumulated other comprehensive income		19,985,189	21,506,494
Total equity attributable to China Biologic Products, Inc.		212,087,027	237,691,563

Noncontrolling interest		63,174,703	66,278,046

Total Stockholders’ Equity		275,261,730	303,969,609

Commitments and contingencies	19	-	-

Total Liabilities and Stockholders’ Equity		446,847,092	403,781,207

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the Years Ended
		December 31,	December 31,	December 31,
	Note	2014	2013	2012
		USD	USD	USD
Sales	18	243,251,658	203,356,856	184,813,495
Cost of sales		80,025,375	65,484,153	58,835,998
Gross profit		163,226,283	137,872,703	125,977,497

Operating expenses
Selling expenses		10,707,409	10,643,149	14,421,258
General and administrative expenses		32,129,985	36,073,871	34,034,360
Research and development expenses		4,161,901	4,223,165	3,032,719
Provision for other receivables in respect of an employee housing development project	6	5,068,075	-	-
Income from operations		111,158,913	86,932,518	74,489,160

Other income (expenses)
Equity in income of an equity method investee	10	8,646,181	2,170,473	2,665,881
Change in fair value of derivative liabilities		-	-	1,769,140
Interest income		6,644,886	4,433,326	2,910,297
Interest expense		(3,697,819)	(1,134,952)	(1,269,850)
Other income (expense), net		-	-	570,511
Total other income, net		11,593,248	5,468,847	6,645,979

Earnings before income tax expense		122,752,161	92,401,365	81,135,139

Income tax expense	13	26,639,527	15,540,301	15,163,147

Net income		96,112,634	76,861,064	65,971,992

Less: Net income attributable to noncontrolling interest		25,195,794	22,259,513	20,749,803

Net income attributable to China Biologic Products, Inc.		70,916,840	54,601,551	45,222,189

Net income per share of common stock:	21
Basic		2.85	2.05	1.73
Diluted		2.71	1.96	1.62
Weighted average shares used in computation:	21
Basic		24,427,196	26,410,819	26,153,540
Diluted		25,685,064	27,572,111	26,839,723

Net income		96,112,634	76,861,064	65,971,992

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes		(1,918,715)	9,126,218	1,735,492

Comprehensive income		94,193,919	85,987,282	67,707,484

Less: Comprehensive income attributable to noncontrolling interest		24,798,384	23,951,559	21,163,655

Comprehensive income attributable to China Biologic Products, Inc.		69,395,535	62,035,723	46,543,829

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated	Equity
	Common stock		Additional			other	attributable
	Number of		paid-in	Retained	Treasury	comprehensive	to China Biologic	Noncontrolling
	Shares	Par value	capital	earnings	Stock	income	Products, Inc.	interest	Total equity
		USD	USD	USD	USD	USD	USD	USD	USD
Balance as of January 1, 2012	25,601,125	2,560	48,838,311	73,920,811	-	12,750,682	135,512,364	43,528,677	179,041,041

Net income	-	-	-	45,222,189	-	-	45,222,189	20,749,803	65,971,992
Other comprehensive income	-	-	-	-	-	1,321,640	1,321,640	413,852	1,735,492
Dividend declared to noncontrolling interest shareholders	-	-	-	-	-	-	-	(2,742,884)	(2,742,884)
Share-based compensation	-	-	4,544,927	-	-	-	4,544,927	-	4,544,927
Common stock issued in connection with:
- Exercise of stock options	90,990	9	727,308	-	-	-	727,317	-	727,317
- Exercise of warrants	937,500	94	8,141,185	-	-	-	8,141,279	-	8,141,279
Balance as of December 31, 2012	26,629,615	2,663	62,251,731	119,143,000	-	14,072,322	195,469,716	61,949,448	257,419,164

Net income	-	-	-	54,601,551	-	-	54,601,551	22,259,513	76,861,064
Other comprehensive income	-	-	-	-	-	7,434,172	7,434,172	1,692,046	9,126,218
Dividend declared to noncontrolling interest shareholders	-	-	-	-	-	-	-	(18,323,710)	(18,323,710)
Acquisition of noncontrolling interests	-	-	(664,662)	-	-	-	(664,662)	(1,299,251)	(1,963,913)
Share repurchase	-	-	-	-	(29,594,080)	-	(29,594,080)	-	(29,594,080)
Share-based compensation	-	-	5,050,796	-	-	-	5,050,796	-	5,050,796
Common stock issued in connection with:
- Exercise of stock options	648,379	65	5,394,005	-	-	-	5,394,070	-	5,394,070
- Vesting of restricted shares	63,750	6	(6)	-	-	-	-	-	-
Balance as of December 31, 2013	27,341,744	2,734	72,031,864	173,744,551	(29,594,080)	21,506,494	237,691,563	66,278,046	303,969,609

Net income	-	-	-	70,916,840	-	-	70,916,840	25,195,794	96,112,634
Other comprehensive income	-	-	-	-	-	(1,521,305)	(1,521,305)	(397,410)	(1,918,715)
Dividend declared to noncontrolling interest shareholders	-	-	-	-	-	-	-	(13,056,733)	(13,056,733)
Acquisition of noncontrolling interests	-	-	(68,802,855)	-	-	-	(68,802,855)	(15,122,799)	(83,925,654)
Share repurchase	-	-	-	-	(70,000,000)	-	(70,000,000)	-	(70,000,000)
Share-based compensation	-	-	5,396,271	-	-	-	5,396,271	-	5,396,271
Excess tax benefits from stock option exercises	-	-	1,333,594	-	-	-	1,333,594	277,805	1,611,399
Reissuance of treasury stock	-	-	10,189,059	-	23,023,459	-	33,212,518	-	33,212,518
Common stock issued in connection with:
- Exercise of stock options	417,002	42	3,860,359	-	-	-	3,860,401	-	3,860,401
- Vesting of restricted shares	107,125	11	(11)	-	-	-	-	-	-
Balance as of December 31, 2014	27,865,871	2,787	24,008,281	244,661,391	(76,570,621)	19,985,189	212,087,027	63,174,703	275,261,730

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
	USD	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	96,112,634	76,861,064	65,971,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,989,222	6,096,650	5,792,418
Amortization	758,232	1,365,734	3,088,320
Loss (gain) on sale of property, plant and equipment	172,032	(123,777)	828,296
(Reversal of) provision for allowance for doubtful accounts, net – accounts receivable	(24,462)	31,567	(1,904)
Allowance for doubtful accounts - other receivables and prepayments	5,068,075	65,094	110,123
Write-down of obsolete inventories	324,584	-	-
Deferred tax expense	3,483,890	112,632	1,127,433
Share-based compensation	5,396,271	5,050,796	4,544,927
Change in fair value of derivative liabilities	-	-	(1,769,140)
Equity in income of an equity method investee	(8,646,181)	(2,170,473)	(2,665,881)
Excess tax benefits from share-based compensation arrangements	(1,611,399)	-	-
Change in operating assets and liabilities:
Accounts receivable	(2,191,118)	(5,667,386)	5,689,638
Prepayment and other current assets	(9,236,125)	(624,159)	(268,498)
Inventories	(13,418,971)	(10,432,492)	(3,750,200)
Accounts payable	405,071	1,621,917	(2,184,674)
Other payables and accrued expenses	4,525,635	2,496,390	(5,244,915)
Due to related parties	(276,984)	66,349	734,037
Income tax payable	5,683,912	(446,911)	(904,655)
Net cash provided by operating activities	93,514,318	74,302,995	71,097,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for property, plant and equipment	(17,194,201)	(20,492,159)	(13,886,045)
Payment for intangible assets and land use rights	(4,677,358)	(1,327,148)	(14,059,397)
Refund of deposits related to land use right	1,635,200	2,100,150	-
Dividends received	-	565,425	1,109,115
Purchase of time deposit	-	(6,608,612)	-
Proceeds upon maturity of time deposit	6,608,612	-	-
Proceeds from sale of property, plant and equipment	220,135	194,749	83,134
Net cash used in investing activities	(13,407,612)	(25,567,595)	(26,753,193)

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
	USD	USD	USD
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercised	3,860,401	5,394,070	727,317
Proceeds from warrants exercised	-	-	4,500,000
Payment for share repurchase	(70,000,000)	(29,594,080)	-
Proceeds from short-term bank loans	44,500,340	9,693,000	11,076,100
Repayment of short-term bank loans	(22,833,400)	(8,014,000)	(14,286,800)
Proceeds from long-term bank loans	70,000,000	30,000,000	-
Repayment of long-term bank loans	(33,700,000)	-	-
Payment for cash deposit as security for long-term bank loans	(72,290,922)	(30,000,000)	-
Payment for cash deposit as security for short-term bank loan	(31,881,083)	-	-
Proceeds from maturity of cash deposit as security for long-term bank loan	30,370,670	-	-
Net proceeds from reissuance of treasury stock	33,212,518	-	-
Acquisition of noncontrolling interest	(86,830,499)	(1,963,913)	-
Excess tax benefits from share-based compensation arrangements	1,611,399	-	-
Dividend paid by subsidiaries to noncontrolling interest shareholders	(8,846,984)	(16,931,149)	(7,120,693)
Contribution from noncontrolling interest shareholders	-	2,891,422	-
Net cash used in financing activities	(142,827,560)	(38,524,650)	(5,104,076)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(597,409)	4,318,420	957,434

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(63,318,263)	14,529,170	40,197,482

Cash and cash equivalents at beginning of year	144,138,487	129,609,317	89,411,835

Cash and cash equivalents at end of year	80,820,224	144,138,487	129,609,317

Supplemental cash flow information
Cash paid for income taxes	17,652,514	15,947,939	14,940,369
Cash paid for interest expense	3,150,381	347,602	446,381
Noncash investing and financing activities:
Transfer from prepayments and deposits to property, plant and equipment	1,433,376	7,728,824	38,452
Land use right acquired with prepayments made in prior periods	-	1,147,561	-
Acquisition of property, plant and equipment included in payables	3,300,284	4,252,428	104,300
Exercise of warrants that were liability classified	-	-	3,641,279
Restricted cash spent for property, plant and equipment	-	2,928,421	-

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

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

Cash Concentration

The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for its bank accounts located in the United States. Cash balances maintained at financial institutions or state-owned banks in the PRC are not covered by insurance. Total cash and cash equivalents at banks and restricted cash and cash deposits as of December 31, 2014 and December 31, 2013 amounted to $184,186,306 and $180,858,848, respectively, of which $86,744 and $679,022 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

Sales Concentration

The Company’s two major products are human albumin and human immunoglobulin for intravenous injection (“IVIG”). Human albumin accounted for 39.3%, 44.1% and 44.6% of the total sales for the years ended December 31, 2014, 2013 and 2012, respectively. IVIG accounted for 40.4%, 38.0% and 39.0% of the total sales for the years ended December 31, 2014, 2013 and 2012, respectively. If the market demands for human albumin and IVIG cannot be sustained in the future or the price of human albumin and IVIG decreases, the Company’s operating results could be adversely affected.

Substantially all of the Company’s customers are located in the PRC. There were no customers that individually comprised 10% or more of sales during the years ended December 31, 2014, 2013 and 2012. No individual customer represented 10% or more of trade receivables as at December 31, 2014 and 2013. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

Purchase Concentration

There were no suppliers that comprised 10% or more of the total purchases during the years ended December 31, 2014, 2013 and 2012, respectively. There was one vendor that represented more than 10% of accounts payables as at December 31, 2014. There were no vendors that represented more than 10% of accounts payables as at December 31, 2013.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the fair value determinations of financial and equity instruments and the valuation of share-based compensation, assets acquired and liabilities assumed in a business combination, deferred tax assets and inventories; the recoverability of land use right and property, plant and equipment; and reserves for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred and the customer takes ownership and assumes risk of loss, the sales price is fixed or determinable and collection of the relevant receivable is probable. The Company mainly sells human albumin and human immunoglobulin to hospitals, inoculation centers and pharmaceutical distributors. For all sales, the Company requires a signed contract or purchase order, which specify pricing, quantity and product specifications. Delivery of the product occurs when the customer receives the product, which is when the risks and rewards of ownership have been transferred. Delivery is evidenced by signed customer acknowledgement. The Company’s sales agreements do not provide the customer the right of return, unless the product is defective in which case the Company allows for an exchange of product or return. For the periods presented, defective product returns were inconsequential.

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

See Note 17 to the Consolidated Financial Statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits. The Company considers all highly liquid investments with original maturities of three-month or less at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2014 and 2013 include $38,489,045 and $74,352,540 of certificates of deposit with an initial term of three months or less.

As of December 31, 2014 and 2013, the Company maintained cash and cash equivalents at banks in the following locations:

	December 31, 2014	December 31, 2013
	USD	USD
PRC, excluding Hong Kong	77,627,358	143,047,540
U.S.	2,651,088	679,022
Total	80,278,446	143,726,562

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

Equity Method Investment

Investment in an investee in which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method. Significant influence is generally presumed to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the board of directors and participation in policy-making processes, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the Company’s share of the investee’s results of operations is included in other income (expenses) in the Company’s consolidated statements of comprehensive income. Deferred taxes are provided for the difference between the book and tax basis of the investment. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists. The process of assessing and determining whether an impairment on a particular equity investment is other than temporary requires a significant amount of judgment. To determine whether an impairment is other-than-temporary, management considers whether the Company has the ability and intent to hold the investment until recovery and whether evidence indicating the carrying value of the investment is recoverable outweighs evidence to the contrary. No impairment loss was recognized by the Company for the years ended December 31, 2014, 2013 and 2012.

Government Grants

Government grants are recognized when there is reasonable assurance that the Company will comply with the conditions attaching to them and the grants will be received. Grants that compensate research and development expenses are recognized as a reduction to the related research and development expenses. Grants that compensate the Company for the cost of property, plant and equipment and land use rights are recognized as deferred income and are recognized over the useful life of the asset by way of other income.

For the year ended December 31, 2014, government grants of RMB12,963,600 (approximately $2,111,770), have been recognized as a reduction of research and development expenses.

For the year ended December 31, 2013, the Company received government grants of RMB18,350,000 (approximately $2,989,215) related to the technical upgrade of the manufacturing facilities in Guizhou Taibang, which was recorded as deferred income. These grants are amortized as the related assets are depreciated. The grants amortized amounted to $224,191 and nil for the years ended December 31, 2014 and 2013, respectively.

Land Use Rights

Land use rights represent the exclusive right to occupy and use a piece of land in the PRC for a specified contractual term. Land use rights are carried at cost, less accumulated amortization. Amortization is calculated using the straight-line method over the contractual period of the rights ranging from 40 to 50 years.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2014, 2013 and 2012 were $4,161,901, $4,223,165 and $3,032,719, respectively. These expenses include the costs of the Company’s internal research and development activities.

Product Liability

The Company’s products are covered by two separate product liability insurances each with coverages of approximately $3,258,000 (or RMB20,000,000) for the products sold by Shandong Taibang Biological Products Co., Ltd. (“Shandong Taibang”) and Guizhou Taibang Biological Products Co., Ltd. (“Guizhou Taibang”), respectively. There were no product liability claims as of December 31, 2014.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2014 and 2013 consisted of the following:

	December 31, 2014	December 31, 2013
	USD	USD
Accounts receivable	19,836,768	17,730,821
Less: Allowance for doubtful accounts	(433,948)	(460,689)
Total	19,402,820	17,270,132

The activity in the allowance for doubtful accounts – accounts receivable for the years ended December 31, 2014, 2013 and 2012 are as follows:

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	USD	USD	USD
Beginning balance	460,689	415,607	414,092
Provisions	6,211	31,567	-
Recoveries	(30,673)	-	(1,904)
Write-offs	-	-	-
Foreign currency translation adjustment	(2,279)	13,515	3,419
Ending balance	433,948	460,689	415,607

NOTE 4 – PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets as of December 31, 2014 mainly represented other receivables of $7,197,778 and prepayments of $3,158,311. Prepayments and other current assets as of December 31, 2013 mainly represented other receivables of $3,236,990 and prepayments of $1,435,617.

The activity in the allowance for doubtful accounts – other receivables and prepayments for the years ended December 31, 2014, 2013 and 2012 are as follows:

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	USD	USD	USD
Beginning balance	142,951	75,704	27,325
Provisions	5,068,075	65,094	110,123
Recoveries	-	-	-
Write-offs	-	-	(65,710)
Foreign currency translation adjustment	(3,186)	2,153	3,966
Ending balance	5,207,840	142,951	75,704

NOTE 5 – INVENTORIES

Inventories at December 31, 2014 and 2013 consisted of the following:

	December 31, 2014	December 31, 2013
	USD	USD
Raw materials	52,010,104	47,400,578
Work-in-process	22,128,405	20,720,666
Finished goods	27,166,423	20,513,611
Total	101,304,932	88,634,855

Raw materials mainly comprised of the human blood plasma collected from the Company’s plasma stations. Work-in-process represented the intermediate products in the process of production. Finished goods mainly comprised human albumin and immunoglobulin products. Provisions to write-down the carrying amount of obsolete inventory to its estimated net realizable value amounted to $324,584, nil and nil for the years ended December 31, 2014, 2013 and 2012, respectively, and were recorded as cost of sales in the consolidated statements of comprehensive income.

NOTE 6 – OTHER RECEIVABLES IN RESPECT OF AN EMPLOYEE HOUSING DEVELOPMENT PROJECT

In 2009, 107 employees, or the Employee-participants, of Shandong Taibang entered into agreements, or the Housing Project Agreements, with a real estate developer regarding a housing development project, pursuant to which the developer agreed to develop and deliver residential units to the Employee-participants by the end of 2011 and the Employee-participants paid the developer deposits equal to 80% of the purchase prices of the residential units. To assist with their deposit payment, Shandong Taibang entered into separate agreements, or the Financial Assistance Agreements, with the Employee-participants and provided them with advances of up to 50% of the purchase prices of the residential units. These advances were to be repaid by deductions from the Employee-participants’ salaries. In addition, Shandong Taibang also entered into a purchase agreement with the developer to purchase additional units in the development project and made a deposit of RMB3,823,200 (approximately $622,799). However, the developer failed to deliver the residential units and is unlikely to be able to perform the Housing Project Agreements. In August 2014, the Company entered into agreements, or the Advance Payment Agreements, with the Employee-participants, pursuant to which the Company made advance payments to the Employee-participants equal to the deposits that the Employee-participants had paid the developer pursuant to the Housing Project Agreements and refunded them the deductions previously made from their salaries pursuant to the Financial Assistance Agreements together with accrued interest totaling RMB27,071,684 (approximately $4,409,977). In November 2014, Shandong Taibang entered into supplemental agreements to the Advance Payment Agreements, or the Supplemental Agreements, with the Employee-participants, pursuant to which the Employee-participants transferred and assigned to Shandong Taibang their rights under the Housing Project Agreements, including their rights to pursue legal actions against and recover damages from the developer, and in return, Shandong Taibang waived its right to claim the advance payments and the refunds of the deductions under the Advance Payment Agreements. As of December 31, 2014, the Company made a full provision of $5,068,075 in the consolidated financial statements for all the receivables in respect of this employee housing development project, including the deposits paid to the developer, the total advance payments and refunds made under this employee housing development project, as well as the related fees and expenses, because it became probable that these receivables may not be recoverable after all legal means of collection were exhausted.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2014 and 2013 consisted of the following:

	December 31, 2014	December 31, 2013
	USD	USD
Buildings	32,375,433	31,714,173
Machinery and equipment	58,946,498	36,919,094
Furniture, fixtures, office equipment and vehicles	8,230,842	8,141,993
Total property, plant and equipment, gross	99,552,773	76,775,260
Accumulated depreciation	(30,779,714)	(25,658,760)
Total property, plant and equipment, net	68,773,059	51,116,500
Construction in progress	10,237,610	19,050,642
Prepayment for property, plant and equipment	1,220,219	2,981,930
Property, plant and equipment, net	80,230,888	73,149,072

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $6,989,222, $6,096,650 and $5,792,418, respectively. No interest expenses were capitalized into construction in progress for the years ended December 31, 2014, 2013 and 2012.

NOTE 8 – DEPOSITS RELATED TO LAND USE RIGHTS

In 2012, Guizhou Taibang made a refundable payment of RMB83,400,000 (approximately $13,585,860) to the local government in connection with the public bidding for a land use right in Guizhou Province. Given the decrease of the land area to be provided by the local government, RMB23,000,000 (approximately $3,746,700) was refunded by the local government. The remaining deposits will be refunded within one year following the completion of the bidding process.

NOTE 9 – RESTRICTED CASH AND CASH DEPOSITS

In August, 2013, the Company made a time deposit of RMB186,000,000 (approximately $30,299,400) with China Merchants Bank Beijing Branch (“CMB BJ Branch”) as a security for an 18-month US$30,000,000 loan lent by China Merchants Bank Co., Ltd., New York Branch (“CMB NY Branch”). In April 2014, due to the depreciation of RMB against USD, additional deposit of RMB1,000,000 (approximately $162,900) was made as security for this loan. In July 2014, the Company repaid the loan. The time deposit matured in August 2014 accordingly.

In February 2014, the Company made time deposits of RMB246,500,000 (approximately $40,154,850) and RMB194,600,000 (approximately $31,700,340) with CMB BJ Branch as a security for a 24-month $40,000,000 loan and an 18-month $30,000,000 loan respectively lent by CMB NY Branch (see Note 11).

In August 2014, the Company made a time deposit of RMB196,300,000 (approximately $31,977,270) with CMB BJ Branch as a security for a 6-month RMB194,000,000 (approximately $31,602,600) loan lent by CMB BJ Branch (see Note 11).

NOTE 10 – EQUITY METHOD INVESTMENT

The Company’s equity method investment as of December 31, 2014 and 2013 represented 35% equity interest investment in Xi’an Huitian Blood Products Co., Ltd. (“Huitian”).

In October 2008, Shandong Taibang entered into an equity purchase agreement with one of the equity owners of Huitian (“Seller”) to acquire 35% equity interest in Huitian. In connection with this transaction, in October 2008, Taibang Biological Limited (“Taibang Biological”) entered into an entrust agreement (the “Entrust Agreement”) with Shandong Taibang and the noncontrolling interest holder of Shandong Taibang, pursuant to which, Taibang Biological would pay the cash consideration, including interest, of $6,502,901 (or RMB44,327,887) to the Seller, and would bear the risks and benefits as a 35% equity owner in Huitian. In addition, Taibang Biological would pay Shandong Taibang RMB120,000 (approximately $19,548) per year as compensation for the administrative costs of Shandong Taibang’s holding of the 35% equity interest in Huitian on behalf of Taibang Biological. Such amount paid and received is eliminated upon consolidation. Taibang Biological agreed to indemnify the noncontrolling interest holder of Shandong Taibang for any loss arising from the Entrust Agreement and has pledged the Company’s equity interest in Shandong Taibang as collateral against such loss.

The excess of carrying amount over the Company’s share of net assets of equity method investees is $1,333,075 and $2,076,329 at December 31, 2014 and 2013, respectively, which comprises fair value adjustments for property, plant and equipment and land use right of nil and $736,707 at December 31, 2014 and 2013, respectively, and goodwill of $1,333,075 and $1,339,622 at December 31, 2014 and 2013, respectively. The fair value adjustments are amortized over the remaining useful lives of related assets. The equity method goodwill is not amortized; however, the investment is reviewed for impairment. Huitian contributed its land use right to its subsidiary as capital in 2013 and disposed the subsidiary in 2014, recognizing a gain of RMB116.7 million (approximately $19.0 million) for the year ended December 31, 2014, which caused the Company’s equity income in Huitian increased by $6.7 million accordingly.

NOTE 11 – BANK LOANS

(a)	Current

The Company’s bank loans at December 31, 2014 and 2013 consisted of the following:

	Maturity	Annual	December 31,	December 31,
Loans	date	interest rate	2014	2013
			USD	USD
Short-term bank loan, unsecured	May 12, 2014	6.00%	-	4,911,000
Short-term bank loan, unsecured	December 22, 2014	6.00%	-	4,911,000
Short-term bank loan, secured	February 12, 2015	5.04%	31,602,600	-
Current portion of long-term bank loans	August 11, 2015	See note (b)	26,300,000	-
Total			57,902,600	9,822,000

In August 2014, the Company entered into a credit facility agreement with CMB BJ Branch to finance the acquisition of additional equity interest in Guizhou Taibang (see Note 24). Pursuant to the facility agreement, the Company obtained a 6-month RMB194,000,000 (approximately $31,602,600) loan from CMB BJ Branch secured by a time deposit of RMB196,300,000 (approximately $31,977,270).

Interest expense amounted to $1,178,626, $347,602 and $446,381 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company did not have any revolving line of credit as of December 31, 2014 and 2013.

(b)	Non-current

	December 31, 2014	December 31, 2013
	USD	USD
Long-term bank loans	66,300,000	30,000,000
Less: current portion of long-term bank loans	26,300,000	-
Total non-current bank loans	40,000,000	30,000,000

In August, 2013, the Company entered into a credit facility agreement with CMB NY Branch to finance the share repurchase (see Note 16). Pursuant to the facility agreement, CMB NY Branch lends to the Company an 18-month $30,000,000 loan bearing an interest rate of 3-month LIBOR plus 1.6% per annum and a facility fee of 0.7% per annum. The loan is secured by a time deposit of RMB187,000,000 (approximately $30,462,300) held at CMB BJ Branch. The Company repaid the loan in July 2014.

The Company entered into a credit facility agreement with CMB NY Branch in February, 2014 to finance the share repurchase (see Note 16). Pursuant to the facility agreement, CMB NY Branch lent to the Company a 24-month $40,000,000 loan and an 18-month $30,000,000 loan, secured by time deposits of RMB246,500,000 (approximately $40,154,850) and RMB194,600,000 (approximately $31,700,340), respectively, held at CMB BJ Branch. Both loans bear an interest rate of 3-month LIBOR plus 1.3% per annum and a facility fee of 1.2% per annum. In July 2014, the Company repaid $3,700,000 out of the 18-month $30,000,000 loan.

NOTE 12 – OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at December 31, 2014 and 2013 consisted of the following:

	December 31, 2014	December 31, 2013
	USD	USD
Payables to potential investors (1)	$9,756,023	9,403,649
Payable to Guizhou Eakan Investing Corp. (2)	2,371,824	-
Payable to Guizhou Jie’an Company (2)	1,599,025	-
Salaries and bonuses payable	10,591,524	8,217,129
Accruals for selling commission and promotion fee	4,288,089	3,566,693
Dividends payable to noncontrolling interest	5,616,792	1,411,094
Payables for construction work	3,595,093	4,427,423
Other tax payables	3,878,983	2,119,024
Advance from customers	945,678	2,908,853
Others	7,049,726	5,707,728
Total	$49,692,757	37,761,593

(1)	The payables to potential investors comprise deposits received from potential investors of $6,476,904 and $6,508,712 as of December 31, 2014 and 2013, respectively, and related interest plus penalty on these deposits totaling $3,279,119 and $2,894,937 as of December 31, 2014 and 2013, respectively.

In 2007, Guizhou Taibang received an aggregate amount of RMB50,960,000 (approximately $8,301,384) from certain potential investors in connection with their subscription to purchase shares in Guizhou Taibang. In 2010, the Company refunded RMB11,200,000 (approximately $1,824,480) to one of the potential investors. According to the final judgment of the PRC Supreme Court, both the rights of these potential investors as shareholders of Guizhou Taibang and their claims for the related dividend distribution have been denied in 2013. (See Note 19)

(2)	These balances were recorded as “Due to related parties” at December 31, 2013. (See Note 20)

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

Hong Kong

Taibang Holdings (Hong Kong) Limited (“Taibang Holdings”, formerly known as “Logic Holdings (Hong Kong) Limited”) is incorporated in Hong Kong and is subject to Hong Kong’s profits tax rate of 16.5% for the years ended December 31, 2014, 2013 and 2012. Taibang Holdings did not earn any income that was derived in Hong Kong for the years ended December 31, 2014, 2013 and 2012. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax at 25% unless otherwise specified.

On February 12, 2009, Shandong Taibang received the High and New Technology Enterprise certificate from the Shandong provincial government. This certificate entitled Shandong Taibang to pay income taxes at a 15% preferential income tax rate for a period of three years from 2008 to 2010. On October 31, 2011, Shandong Taibang obtained a notice from the Shandong provincial government that the High and New Technology Enterprise qualification has been renewed for an additional three years from 2011 to 2013. In October 2014, Shandong Taibang obtained a notice from the Shandong provincial government that granted it the High and New Technology Enterprise certificate. This certificate entitled Shandong Taibang to enjoy a preferential income tax rate of 15% for a period of three years from 2014 to 2016.

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

The components of earnings (losses) before income tax expense by jurisdictions are as follows:

	For the Years Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
	USD	USD	USD
PRC, excluding Hong Kong	122,116,071	98,401,673	84,980,477
U.S.	(8,032,150)	(7,855,555)	(6,314,398)
BVI	8,625,859	2,116,243	2,538,030
Hong Kong	42,381	(260,996)	(68,970)
Total	122,752,161	92,401,365	81,135,139

Income tax expense for the years ended December 31, 2014, 2013 and 2012 represents current income tax expense and deferred tax expense:

	For the Years Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
	USD	USD	USD
Current income tax expense	23,155,637	15,427,669	14,035,714
Deferred tax expense	3,483,890	112,632	1,127,433
	26,639,527	15,540,301	15,163,147

The effective income tax rate based on income tax expense and earnings before income taxes reported in the consolidated statements of comprehensive income differs from the PRC statutory income tax rate of 25% due to the following:

	For the Years Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
	(in percentage to earnings before income tax expense)
PRC statutory income tax rate	25.0%	25.0%	25.0%
Non-taxable income	-	-	(0.7)%
Non-deductible expenses:
Share-based compensation	0.5%	0.9%	1.9%
Others	0.5%	0.7%	0.4%
Tax rate differential	(2.2)%	(1.0)%	(1.2)%
Effect of PRC preferential tax rate	(9.7)%	(12.7)%	(11.0)%
Bonus deduction on research and development expenses	(1.4)%	(1.4)%	(1.3)%
Change in valuation allowance	(0.7)%	1.7%	0.7%
PRC dividend withholding tax	7.3%	2.8%	4.0%
Tax effect of equity method investment	2.4%	0.8%	0.9%
Effective income tax rate	21.7%	16.8%	18.7%

The PRC tax rate has been used because the majority of the Company’s consolidated pre-tax earnings arise in the PRC.

As of December 31, 2014 and 2013, significant temporary differences between the tax basis and financial statement basis of assets and liabilities that gave rise to deferred taxes were principally related to the following:

	December 31, 2014	December 31, 2013
	USD	USD
Deferred tax assets arising from:
-Accrued expenses	3,345,926	2,065,310
-Tax loss carryforwards	10,401,398	8,950,323
Gross deferred tax assets	13,747,324	11,015,633

Less: valuation allowance	(6,661,139)	(7,558,590)
Net deferred tax assets	7,086,185	3,457,043

Deferred tax liabilities arising from:
- Intangible assets	(439,116)	(548,651)
- Equity method investment	(3,740,259)	(1,391,733)
- Dividend withholding tax	(7,351,023)	(2,467,760)
Deferred tax liabilities	(11,530,398)	(4,408,144)

Classification on consolidated balance sheets:

Deferred tax assets – current, net (included in prepayments and other current assets)	3,345,926	2,065,310

Deferred tax liabilities - non-current, net (included in other liabilities)	(7,790,139)	(3,016,411)

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

The deferred tax assets of $10,401,398 for tax loss carry forwards as of December 31, 2014, of which $6,051,100 and $4,350,298 relate to tax loss carryforwards of certain PRC subsidiaries and CBP, respectively. For PRC income tax purposes, certain of the Company's PRC subsidiaries had tax loss carryforwards of $24,204,400, of which $1,147,907, $5,195,417, $7,144,957, $5,342,603 and $5,373,516 would expire by 2015, 2016, 2017, 2018 and 2019, respectively, if unused. For United States federal income tax purposes, CBP had tax loss carryforwards of approximately $12,794,994, of which $1,268,307, $614,982, $1,113,597, $1,405,718, $2,350,326, $3,382,154, $978,837, $1,296,319 and $384,754 would expire by 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2033 and 2034, respectively, if unused. In view of their cumulative losses positions, management determined it is more likely than not that deferred tax assets of these PRC subsidiaries will not be realized, and therefore full valuation allowances of $6,051,100 and $4,730,841 were provided as of December 31, 2014 and 2013, respectively. For deferred tax assets of CBP, management determined it is more likely than not that some portion of the deferred tax assets of CBP will not be realized, and therefore valuation allowances of $610,039 and $2,827,749 were provided as of December 31, 2014 and 2013, respectively. Management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of the valuation allowances, as of December 31, 2014 and December 31, 2013.

The following table presents the movement of the valuation allowance for deferred tax assets for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	USD	USD	USD
Beginning balance	7,558,590	5,887,981	7,167,986
Addition (deduction) during the year	(885,253)	1,588,875	(1,276,205)
Foreign currency translation adjustment	(12,198)	81,734	(3,800)
Ending balance	6,661,139	7,558,590	5,887,981

According to the prevailing PRC income tax law and relevant regulations, dividends relating to earnings accumulated beginning on January 1, 2008 that are received by non-PRC-resident enterprises from PRC-resident enterprises are subject to withholding tax at 10%, unless reduced by tax treaties or similar arrangement. Dividends relating to undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. Further, dividends received by the Company from its overseas subsidiaries are subject to the U.S. federal income tax at 34%, less any qualified foreign tax credits. Based on the dividend policy the Company has provided the deferred tax liabilities of $7,351,023 on undistributed earnings of $74 million, approximately 50% of Shandong Taibang’s total undistributed earnings at December 31, 2014. Due to the Company’s plan and intention of reinvesting its earnings in its PRC business, the Company has not provided for the related deferred tax liabilities on the remaining undistributed earnings of the PRC subsidiaries totaling $161 million as of December 31, 2014.

As of January 1, 2012 and for each of the years ended December 31, 2012, 2013 and 2014, the Company and its subsidiaries did not have any unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

The Company and each of its PRC subsidiaries file income tax returns in the United States and the PRC, respectively. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2007. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100,000 (approximately $16,290). In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. The PRC tax returns for the Company’s PRC subsidiaries are open to examination by the PRC tax authorities for the tax years beginning in 2009.

NOTE 14 – OPTIONS AND NONVESTED SHARES

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

For the year ended December 31, 2014, no stock options to purchase common stock were granted to any directors or employees.

A summary of stock options activity for the years ended December 31, 2012, 2013 and 2014 is as follows:

			Weighted
		Weighted Average	Average Remaining
	Number of	Exercise	Contractual	Aggregate
	Options	Price	Term in years	Intrinsic Value
		USD		USD
Outstanding as of January 1, 2012	1,994,600	9.24	7.71	5,197,076
Granted	900,000	9.61
Exercised	(90,990)	7.99		(468,322)
Forfeited and expired	(155,001)	9.69
Outstanding as of December 31, 2012	2,648,609	9.39	7.65	18,374,422
Granted	33,000	10.48
Exercised	(648,379)	8.32		(10,923,644)
Forfeited and expired	(150,854)	6.78
Outstanding as of December 31, 2013	1,882,376	9.98	7.20	35,518,897
Granted	-	-
Exercised	(417,002)	9.26		(17,529,500)
Forfeited and expired	(32,920)	11.44
Outstanding as of December 31, 2014	1,432,454	10.16	6.53	81,753,119
Vested and expected to vest as of December 31, 2014	1,432,454	10.16	6.53	81,753,119
Exercisable as of December 31, 2014	1,139,954	10.26	6.30	64,938,469

The weighted average option fair value of $8.37 per share or an aggregate of $276,250 on the date of grant during the year ended December 31, 2013, and the weighted average option fair value of $7.58 per share or an aggregate of $6,817,649 on the date of grant during the year ended December 31, 2012, were determined based on the Black-Scholes option pricing model using the following weighted average assumptions:

	For the Years Ended
	December 31,	December 31,
	2013	2012

Expected volatility	104.00%	104.00%
Expected dividends yield	0%	0%
Expected term (in years)	5.38	6.01
Risk-free interest rate	0.72%	0.82%
Fair value of underlying common stock (per share)	$10.48	$9.61

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

For the years ended December 31, 2014, 2013 and 2012, the Company recorded stock compensation expense of $1,669,573, $3,773,073 and $4,335,595, respectively, in general and administrative expenses.

As of December 31, 2014, approximately $1,894,057 of stock compensation expense with respect to stock options is to be recognized over weighted average period of approximately 1.39 years.

Nonvested shares

For the years ended December 31, 2012, 2013 and 2014, nonvested shares were granted to certain directors and employees (collectively, the “Participant”). Pursuant to the nonvested share grant agreements between the Company and the Participant, the Participant will have all the rights of a stockholder with respect to the nonvested shares. The nonvested shares granted to directors generally vest in one or two years. The nonvested shares granted to employees generally vest in four years.

A summary of nonvested shares activity for the year ended December 31, 2012, 2013 and 2014 is as follow:

	Number of	Grant date weighted
	nonvested shares	average fair value
		USD
Outstanding as of January 1, 2012	-	-
Granted	120,000	9.85
Vested	-	-
Forfeited	-	-
Outstanding as of December 31, 2012	120,000	9.85
Granted	306,500	22.94
Vested	(63,750)	9.85
Forfeited	-	-
Outstanding as of December 31, 2013	362,750	20.91
Granted	299,000	51.88
Vested	(107,125)	20.66
Forfeited	(2,500)	9.85
Outstanding as of December 31, 2014	552,125	37.78

For the years ended December 31, 2014, 2013 and 2012, the Company recorded stock compensation expense of $3,726,698, $1,277,723 and $209,332 in general and administrative expenses, respectively.

As of December 31, 2014, approximately $18,486,402 of stock compensation expense with respect to nonvested shares is to be recognized over weighted average period of approximately 2.85 years.

NOTE 15 – STATUTORY RESERVES

The Company’s PRC subsidiaries are required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to its statutory surplus reserve until the reserve balance reaches 50% of respective registered capital. The accumulated balance of the statutory reserve as of December 31, 2014 and 2013 was $32,137,551 and $30,796,531, respectively.

NOTE 16– SHARE REPURCHASE

On January 27, 2014, the Company entered into a repurchase agreement with an individual shareholder, pursuant to which the Company repurchased 2,500,000 shares of common stock for a consideration of $70,000,000. The transaction was completed on February 28, 2014.

On August 2, 2013, the Company entered into a repurchase agreement with an individual shareholder, pursuant to which the Company repurchased 1,479,704 shares of common stock for a consideration of $29,594,080. The transaction was completed on August 8, 2013.

NOTE 17 – FAIR VALUE MEASUREMENTS

Management used the following methods and assumptions to estimate the fair value of financial instruments at the relevant balance sheet dates:

• Short-term financial instruments (including cash and cash equivalents, time deposit, restricted cash deposits, accounts receivable, other receivables, short-term bank loans including current portion of long-term bank loans, accounts payable, other payables and accrued expenses, and amount due to related parties) – The carrying amounts of the short-term financial instruments approximate their fair values because of the short maturity of these instruments.

• Restricted cash and cash deposits, excluding current portion – The carrying amounts of the restricted cash and cash deposit approximate their fair value. The fair value is estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar borrowing.

• Long-term bank loan excluding current portion– fair value is based on the amount of future cash flows associated with the long-term bank loan discounted at the Company’s current borrowing rate for similar debt instruments of comparable terms. The carrying value of the long-term bank loan approximate its fair value as the long-term bank loan carry variable interest rate which approximate rate currently offered by the Company’s bankers for similar debt instruments of comparable maturities.

NOTE 18 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the years ended December 31, 2014, 2013 and 2012 are as follows:

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	USD	USD	USD
Human Albumin	95,547,952	89,671,619	82,450,825
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	98,389,729	77,341,616	72,005,196
Other Immunoglobulin products	19,736,027	19,682,927	19,377,603
Placenta Polypeptide	24,029,706	12,150,539	10,088,754
Others	5,548,244	4,510,155	891,117
Total	243,251,658	203,356,856	184,813,495

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Capital commitments

As of December 31, 2014, commitments outstanding for the purchase of property, plant and equipment approximated $6,355,000.

Legal proceedings

Dispute with Jie’an over Raising Additional Capital in Guizhou Taibang

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from qualified strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority shareholder of Guizhou Taibang’s shares, Guizhou Jie’an Company, or Jie’an, did not support the plan and did not waive its right of first refusal. In May 2007, Guizhou Taibang signed an Equity Purchase Agreement with certain alleged strategic investors (who concealed their background), pursuant to which such investors agreed to invest an aggregate of RMB50,960,000 (approximately $8,301,384) in exchange for 21.4% of Guizhou Taibang’s equity interests. Such Equity Purchase Agreement was not approved or ratified by over two-thirds supermajority of Guizhou Taibang’s shareholders, which approval or ratification is required under the PRC Company Law. At the same time, as an existing shareholder, Jie’an also subscribed for 1,800,000 shares, representing its pro rata share of the 20,000,000 shares being offered. In total, Guizhou Taibang received RMB50,960,000 (approximately $8,301,384) from the investors and RMB6,480,000 (approximately $1,055,592) from Jie’an.

In June 2007, Jie’an brought a lawsuit against Guizhou Taibang, alleging that it had a right to acquire the 18,200,000 shares offered to the investors under the Equity Purchase Agreement. The trial court denied Jie’an’s request, and the PRC Supreme Court ultimately sustained the original ruling in May 2009 and denied the rights of first refusal of Jie’an over the 18,200,000 shares.

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital injection with the local AIC. Guizhou Taibang’s board of directors withheld its required ratification of Jie’an’s request, pending the outcome of the ongoing litigation. In March 2012, Jie’an brought another lawsuit against Guizhou Taibang for refusing to register the shares. In July 2013, the trial court dismissed the lawsuit for lack of jurisdiction. Jie’an did not appeal the dismissal.

In December 2013, Jie’an brought a third lawsuit against Guizhou Taibang, requesting Guizhou Taibang to register 1.8 million shares under its name with the local AIC. In July 2014, the trial court denied Jie’an’s request to register such shares. Despite the denial of Jie’an’s share registration request, the trial court, however, in its ruling, ordered Guizhou Taibang to pay accumulated dividends of RMB13,809,197 (approximately $2,249,518) associated with these shares and the related interest expenses to Jie’an. Guizhou Taibang and Jie’an subsequently filed a cross-appeal. In December 2014, the appellate court ruled in favor of Jie’an supporting its request to register 1.8 million shares and ordered Guizhou Taibang to pay Jie’an its share of accumulated dividends of RMB18,339,227 (approximately $2,987,460) associated with these shares plus the related interest expenses to Jie’an. In February 2015, Guizhou Taibang paid RMB18,000,000 (approximately $2,932,200) to the trial court to be held in escrow pending further appeal of this case. Guizhou Taibang was in the process of preparing its appeal as of the date of this report.

In November 2013, Guizhou Taibang held a shareholders meeting and the shareholders passed resolutions, or the November 2013 Resolutions, that, inter alia, (i) determined that it was no longer necessary for Guizhou Taibang to obtain additional capital from investors; (ii) rejected Jie’an’s request that Jie’an subscribe for additional shares of Guizhou Taibang alone and one or more other shareholders reduce their shareholding in Guizhou Taibang; and (iii) approved the issuance of a total of 20,000,000 new shares to all existing shareholders on a pro rata basis. Jie’an subsequently filed a fourth lawsuit against Guizhou Taibang in December 2013, requesting that the court declare the November 2013 Resolutions void. Both the trial court and the appellate court denied Jie’an’s request.

In March 2014, Guizhou Taibang held another shareholders meeting and the shareholders passed resolutions, or the March 2014 Resolutions, that, inter alia, re-calculated the ownership percentage in Guizhou Taibang based on the November 2013 Resolutions and the additional capital injections from existing shareholders. Guizhou Taibang subsequently updated the registration with the local AIC regarding the additional capital injections in August 2014. In September 2014, Jie’an and another minority shareholder of Guizhou Taibang filed a lawsuit against Guizhou Taibang, requesting that the court declare both the November 2013 Resolutions and the March 2014 Resolutions void and instruct Guizhou Taibang to withdraw the AIC registration. In November 2014, the trial court suspended this case pending the final outcome of the third lawsuit filed by Jie’an.

If the pending cases with Jie’an are ultimately ruled in Jie’an’s favor, the ownership interest in Guizhou Taibang may be diluted to 71% and Jie’an may be entitled to receive accumulated dividends of RMB18,339,227 (approximately $2,987,460) and the related interest expenses (being its claimed share of Guizhou Taibang’s accumulated dividend distributions associated with the 1.8 million shares and the acrrued interest from the date when Jie’an’s capital contribution was deemed effective till December 31, 2014) from Guizhou Taibang. As of December 31, 2014, the Company had maintained, on its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $821,016) as received funds in respect of the 1.8 million shares in dispute, RMB1,440,000 (approximately $234,576) for the over-paid subscription price paid by Jie’an and RMB3,335,993 (approximately $543,433) for the accrued interest. As these cases are closely interlinked to the outcome of the disputes with certain individual investor described below, based on its PRC litigation counsel’s assessment, the Company does not expect Jie’an to prevail.

Dispute with Certain Investors over Raising Additional Capital in Guizhou Taibang

In part due to the invalidity of the Equity Purchase Agreement with certain alleged strategic investors in May 2007, which was never approved or ratified by Guizhou Taibang’s shareholders, such investors’ equity ownership in Guizhou Taibang and the related increase in registered capital of Guizhou Taibang have never been registered with the local AIC. In January 2010, one individual among such investors brought a lawsuit against Guizhou Taibang requesting to register his 14.35% ownership interest in Guizhou Taibang with the local AIC and seeking the distribution of his share of Guizhou Taibang’s dividends declared since 2007.

In October 2010, the trial court denied such individual investor’s right as shareholders of Guizhou Taibang and his entitlement to share the dividends, which ruling was reaffirmed after a re-trial by the same trial court in December 2012. After such ruling, Guizhou Taibang attempted to return the originally received fund of RMB34,160,000 to such investor by wiring the fund back to his bank account but was unable to do so due to the closure of his bank account. Another investor, however, accepted the returned fund of RMB11,200,000 (approximately $1,824,480) from Guizhou Taibang in November 2010. In 2013, the same individual investor appealed the case to the PRC Supreme Court, which also denied his claims for shareholder status in Guizhou Taibang and the related dividend distribution and accrued interest in September 2013. Such investor subsequently attempted to seek for a re-trial by the PRC Supreme Court, which request was denied by the PRC Supreme Court in January 2014. He then applied to the PRC Supreme Procuratorate to request for a review of the PRC Supreme Court’s decision and seek an appeal by the PRC Supreme Procuratorate to the PRC Supreme Court for an ultimate re-trial on his behalf. The PRC Supreme Procuratorate accepted his application in December 2014 and, with the assistance of its PRC litigation counsel, the Company is in the process of preparing its response to such application. The PRC Supreme Procuratorate will consider the Company’s response in deciding whether to appeal to the PRC Supreme Court on behalf of such investor, which decision process may take several months. The PRC Supreme Procuratorate had not scheduled a hearing as of the date of this report.

Based on its PRC litigation counsel’s assessment, the Company does not expect such individual investor to prevail in this pending re-trial application process, but the Company cannot assure that the PRC Supreme Procuratorate will decide not to appeal for re-trial or the final outcome of such ultimate re-trial by the PRC Supreme Court (if the PRC Supreme Procuratorate decides to appeal for re-trial) will be in favor of the Company. In case the PRC Supreme Procuratorate decides to appeal for re-trial on behalf of such investor and such ultimate re-trial by the PRC Supreme Court is ruled in such investor’s favor, the ownership interest in Guizhou Taibang may be diluted to 66.29% and such investor may be entitled to receive his claimed share of accumulated dividends and the acrrued interests from Guizhou Taibang although he has not specified the amount of the claimed damages in his appeal to the PRC Supreme Court or the re-trial application to the PRC Supreme Procuratorate. As of December 31, 2014, Guizhou Taibang had maintained, on its balance sheet, payables to the investors of RMB34,160,000 (approximately $5,564,664) as originally received funds from such individual investor in respect of the shares in dispute, RMB15,850,231 (approximately $2,582,003) for the interest expenses, and RMB341,600 (approximately $55,647) for the 1% penalty imposed by the Equity Purchase Agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor.

NOTE 20 – RELATED PARTY TRANSACTIONS

The material related party transactions undertaken by the Company with related parties for the years ended December 31, 2014, 2013 and 2012 are presented as follows:

	For the Years Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
	USD	USD	USD
Commission expenses with related parties(1)	2,249,716	3,620,335	3,591,836

The material related party balances at December 31, 2014 and 2013 are presented as follows:

Liabilities	Purpose	December 31, 2014	December 31, 2013
		USD	USD
Other payable – a related party(1)	Commission	-	351,955
Other payable – a related party(2)	Loan	-	2,383,472
Other payable – a related party(3)	Contribution	-	2,929,903
Other payable – related parties(4)	Contribution	-	1,541,640
Total other payable – related parties		-	7,206,970

(1)	During the year ended December 31, 2011, Guizhou Taibang signed an agency contract with Guizhou Eakan Pharmaceutical Co., Ltd. (“Guizhou Eakan”), one of the former Guizhou Taibang’s noncontrolling interest shareholders (see note 24), pursuant to which Guizhou Taibang would pay commission to Guizhou Eakan for the promotion of the product of Placenta Polypeptide. The agency contract expired on May 31, 2014 and Guizhou Eakan no longer provided the promotion services thereafter. As of December 31, 2014 and 2013, Guizhou Taibang accrued commission payable of $8,145 and $351,955 for service rendered by Guizhou Eakan. The commission expense for service rendered by Guizhou Eakan amounted to $2,249,716, $3,620,335, and $3,591,836 for the years ended December 31, 2014, 2013 and 2012, respectively. In August 2014, the Company acquired the equity interest owned by Guizhou Eakan in Guizhou Taibang and Guizhou Eakan was no longer a related party of the Company at December 31, 2014.

(2)	Guizhou Taibang has payables to Guizhou Eakan Investing Corp., amounting to approximately $2,371,824 and $2,383,472 as of December 31, 2014 and 2013, respectively. Guizhou Eakan Investing Corp. is an affiliate of Guizhou Eakan. The Company borrowed this interest free advance for working capital purpose for Guizhou Taibang. The balance is due on demand. In August 2014, the Company acquired the equity interest owned by Guizhou Eakan in Guizhou Taibang and Guizhou Eakan Investing Corp. was no longer a related party of the Company at December 31, 2014.

(3)	In December 2013, Guizhou Taibang received a contribution of RMB17,898,000 (approximately $2,929,903) from Guizhou Eakan, pending for the registration with the local AIC. In August 2014, the Company acquired the equity interest owned by Guizhou Eakan in Guizhou Taibang and made the registration accordingly.

(4)	Guizhou Taibang has payables to Jie’an, a noncontrolling interest shareholder of Guizhou Taibang, amounting to approximately $1,599,025 and $1,541,640 as of December 31, 2014 and 2013, respectively. In 2007, Guizhou Taibang received additional contributions from Jie’an of RMB6,480,000 (approximately $1,055,592) to subscribe for 1,800,000 shares in Guizhou Taibang. However, due to a legal dispute among shareholders over raising additional capital as discusssed in the legal proceeding section (see Note 19), the contribution is subject to be returned to Jie’an. Following the Company’s acquisition of the equity interest owned by Guizhou Eakan in Guizhou Taibang, Jie’an was not able to influence significantly the operation of Guizhou Taibang. As a result, Jie’an was no longer regarded as a related party at December 31, 2014.

NOTE 21 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share of common stock for the periods indicated:

	For the Years Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
	USD	USD	USD
Net income attributable to China Biologic Products, Inc.	70,916,840	54,601,551	45,222,189
Earnings allocated to participating nonvested shares	(1,210,895)	(456,261)	(69,624)
Net income allocated to common stockholders used in computing basic net income per common stock	69,705,945	54,145,290	45,152,565
Change in fair value of warrants issued to investors and placement agent	-	-	(1,769,140)
Net income allocated to common stockholders used in diluted net income per common stock	69,705,945	54,145,290	43,383,425

Weighted average shares used in computing basic net income per common stock	24,427,196	26,410,819	26,153,540
Diluted effect of warrants issued to investors	-	-	212,792
Diluted effect of stock option	1,257,868	1,161,292	473,391
Weighted average shares used in computing diluted net income per common stock	25,685,064	27,572,111	26,839,723

Net income per common stock – basic	2.85	2.05	1.73
Net income per common stock – diluted	2.71	1.96	1.62

During the year ended December 31, 2014 and 2013, no option was antidilutive and excluded from the calculation of diluted net income per common stock. Further, rights issued pursuant to the stockholder rights plan (see Note 25) were excluded from the calculation of diluted net income per common stock since they were antidilutive.

During the year ended December 31, 2012, 1,938,009 options with an average exercise price of $11.34, and rights issued pursuant to the stockholder rights plan, were excluded from the calculation of diluted net income per common stock since they were antidilutive.

NOTE 22 – CHINA BIOLOGIC PRODUCTS, INC. (PARENT COMPANY)

The following represents condensed unconsolidated financial information of the Parent Company only:

Condensed Balance Sheets:

	December 31, 2014	December 31, 2013
	USD	USD
Cash	2,651,088	679,022
Prepayments and prepaid expenses	89,580	87,548
Property, plant and equipment, net	368	544
Investment in and amounts due from subsidiaries	279,497,751	270,595,266
Total Assets	282,238,787	271,362,380

Other payables and accrued expenses	3,851,760	3,670,817
Long-term loan, including current portion	66,300,000	30,000,000
Total Liabilities	70,151,760	33,670,817

Total Equity	212,087,027	237,691,563

Total Liabilities and Equity	282,238,787	271,362,380

Condensed Statements of Comprehensive Income:

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	USD	USD	USD
Equity in income of subsidiaries	78,948,990	62,457,106	51,063,576
General and administrative expenses	(6,008,852)	(7,460,763)	(8,048,993)
Other expenses, net	(2,023,298)	(394,792)	(34,543)
Change in fair value of derivative liabilities	-	-	1,769,140
Earnings before income tax expense	70,916,840	54,601,551	44,749,180
Income tax benefit	-	-	473,009
Net Income	70,916,840	54,601,551	45,222,189

Condensed Statements of Cash Flows:

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	USD	USD	USD
Net cash (used in) provided by operating activities	(444,755)	197,001	(160,272)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	2,416,821	405,920	-
Net increase (decrease) in cash	1,972,066	602,921	(160,272)
Cash at beginning of year	679,022	76,101	236,373
Cash at end of year	2,651,088	679,022	76,101

NOTE 23 – FOLLOW-ON OFFERING OF COMMON STOCK

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

NOTE 24 – ACQUISITION OF ADDITIONAL EQUITY INTEREST IN GUIZHOU TAIBANG

On August 25, 2014, Guiyang Dalin Biotechnology ("Guiyang Dalin"), a wholly-owned subsidiary of the Company, entered into an agreement to acquire an additional 19.84% equity interest in Guizhou Taibang from Guizhou Eakan, a non-controlling interest shareholder of Guizhou Taibang. The total consideration of the transaction was RMB535 million (approximately $86.8 million). The Company completed the acquisition on September 4, 2014 and increased its equity interest in Guizhou Taibang to 76.23%.

NOTE 25 – SUBSEQUENT EVENT

Stockholder Rights Plan

On January 8, 2015, the Board of Directors (the “Board”) adopted a stockholder rights plan (the “Rights Agreement”). Pursuant to the Rights Agreement, the Board of Directors authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of the common stock, par value $0.0001 per share (the “Common Shares”), of the Company to stockholders of record at the close of business on January 20, 2015 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Series A Participating Preferred Stock, par value $0.0001 per share (the “Preferred Shares”), of the Company at an exercise price of $325.00 per one one-thousandth of a Preferred Share, subject to adjustment (the “Exercise Price”). However, the Rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. In particular, after January 8, 2015:

●	if a person or group acquires 15% or more of the Company’s Common Shares (including through derivatives), then the Rights will become exercisable and each Right will entitle its holder (except the acquiring person or group) to purchase, at the Exercise Price, a number of the Company’s Common Shares having a then-current market value of twice the Exercise Price;

●	if after a person or group acquires 15% or more of the Company’s Common Shares, the Company merges into another company, an acquiring entity merges into the Company or the Company sells or transfers more than 50% of its assets, cash flow or earning power, then each Right will entitle its holder (except the acquiring person or group) to purchase, for the Exercise Price, a number of shares of common stock of the person engaging in the transaction having a then-current market value of twice the Exercise Price; or

●	after a person or group acquires 15% or more of the Company’s Common Shares, the Board may, at its option, exchange the Rights (except for Rights held by the acquiring person or group), in whole or in part, for Common Shares at an exchange ratio of one Common Share per Right (subject to adjustment).

The Board adopted the Rights Agreement to protect stockholders from coercive or otherwise unfair takeover tactics. In general terms, it works by imposing a significant penalty upon any person or group that acquires 15% or more of the Common Shares without the approval of the Board after January 8, 2015. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. However, neither the Rights Agreement nor the Rights should interfere with any merger, tender or exchange offer or other business combination approved by the Board. The Board of Directors may redeem the rights for $0.001 per right at any time before an event that causes the rights to become exercisable. If not redeemed, the right will expire on January 8, 2017. The Board had previously adopted a similar preferred shares rights agreement on November 19, 2012, which expired on November 20, 2014.

Repayment of Bank Loan

In February 2015, the Company repaid the 6-month RMB194,000,000 (approximately $31,602,600) loan with CMB BJ Branch. In the meanwhile, the time deposit of RMB196,300,000 (approximately $31,977,270) as a security for the loan matured accordingly.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement between the Company, Logic Express Limited and the selling stockholders signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 2 of the registration statement on Form SB-2 filed by the Company on September 5, 2007)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q filed by the Company on August 9, 2012)

3.2	Second Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the quarterly report on Form 10-Q filed by the Company on August 9, 2012)

4.1	Form of Registration Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Company on June 5, 2009)

4.2	Form of 3.8% Convertible Senior Secured Note due 2011 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by the Company on June 5, 2009)

4.3	Form of Warrant (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by the Company on June 5, 2009)

4.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.1 of the registration form on Form 8-A12B filed by the Company on November 21, 2012)

10.1	China Biologic Products, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on May 13, 2008)

10.2	Form of Stock Option Award Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by the Company on May 13, 2008)

10.3	Group Secondment Agreement, dated October 28, 2002, between Shandong Taibang Biological Products Co., Ltd. and the Shandong Institute (English Translation) (incorporated by reference to Exhibit 10.1 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.4	Amended and Restated Joint Venture Agreement, between Logic Express Limited and the Shandong Institute, dated as of March 12, 2006 (English Translation) (incorporated by reference to Exhibit 10.2 of the registration statement on Form SB-2 filed by the Company on September 5, 2007)

10.5	Letter of Intent for Equity Transfer, between Logic Express Limited and the Shandong Institute, dated as of June 10, 2006 (English Translation) (incorporated by reference to Exhibit 10.3 of the registration statement on Form SB-2 filed by the Company on September 5, 2007)

10.6	Joint Venture and Cooperation Agreement between Mr. Fan Qingchun, Shandong Taibang Biological Products Co., Ltd. and Shaanxi Power Construction Corporation, dated September 12, 2008 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on October 16, 2008)

10.7	Agreement on Equity Transfer, Acquisition, Joint Venture and Cooperation, among Shandong Taibang Biological Products Co., Ltd., Shaanxi Power Construction Corporation and Mr. Fan Qingchun, dated September 12, 2008 (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the Company on October 16, 2008)

10.8	(Shareholder) Agreement among Shandong Taibang Biological Products Co., Ltd., Logic Express Limited and Biological Institute dated September 12, 2008 (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K, filed by the Company on October 16, 2008)

10.9	Equity Transfer Agreement, dated September 26, 2008, among Logic Express Limited, Chongqing Dalin Biologic Technologies Co., Ltd. and certain shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on October 2, 2008)

10.10	Equity Transfer Agreement, between Shandong Taibang Biological Products Co., Ltd. and Mr. Fan Qingchun, dated October 10, 2008 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on October 16, 2008)

10.11	Supplemental Agreement, dated November 3, 2008, among Logic Express Limited, Fan Shaowen, as representative of the shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. and Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on November 7, 2008)

10.12	Second Supplemental Agreement, dated November 14, 2008, among Logic Express Limited, Fan Shaowen as representative of the shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. and Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to exhibit 10.3 of the current report on Form 8-K filed by the Company on November 20, 2008)

73

10.13	Amended Equity Transfer Agreement, dated December 12, 2008, among Logic Express Limited, Chongqing Dalin Biologic Technologies Co., Ltd., and certain shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to exhibit 10.4 of the current report on Form 8-K filed by the Company on December 18, 2008)

10.14	Equity Transfer and Entrustment Agreement, dated April 6, 2009, among Logic Express, Shandong Taibang Biological Products Co., Ltd. and the Shandong Institute of Biological Products (English Translation) (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed by the Company on April 13, 2009)

10.15	Asset Purchase Agreement, between Xia Jin An Tai Plasma Collection Co., Ltd. and Xia Jin County Plasma Collection Station, dated as of October 20, 2006 (English Translation) (incorporated by reference to Exhibit 10.15 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.16	Asset Purchase Agreement, between Liao Cheng An Tai Plasma Collection Co., Ltd. and Yang Gu County Plasma Collection Station, dated as of November 3, 2006 (English Translation) (incorporated by reference to Exhibit 10.16 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.17	Asset Purchase Agreement, between Qi He An Tai Plasma Collection Co., Ltd. and Qi He County Plasma Collection Station, dated as of November 9, 2006 (English Translation) (incorporated by reference to Exhibit 10.14 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.18	Asset Purchase Agreement, between He Ze An Tai Plasma Collection Co., Ltd and Yun Cheng County Plasma Collection Station, dated as of December 15, 2006 (English Translation) (incorporated by reference to Exhibit 10.22 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.19	Asset Purchase Agreement, between Zhang Qiu An Tai Plasma Collection Co., Ltd. and Zhang Qiu Plasma Collection Station, dated as of December 31, 2006 (English Translation) (incorporated by reference to Exhibit 10.12 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.20	Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of April 24, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.21	Asset Purchase Agreement, between Fang Cheng Plasma Collection Co., Ltd. and Fang Cheng Plasma Company, dated as of April 30, 2007 (English Translation) (incorporated by reference to Exhibit 10.21 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.22	Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of August 5, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.23	Trademark Licensing Agreement, dated as of February 27, 2007 (English Translation) (incorporated by reference to Exhibit 10.17 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.24	Loan Agreement, dated as of November 30, 2006, among Shandong Taibang and the Shandong Institute and Logic Express (English Translation) (incorporated by reference to Exhibit 10.18 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.25	Supplementary Agreement, dated as of September 1, 2007, among Shandong Taibang Biological Products Co., Ltd., the Shandong Institute and Logic Express Limited (English Translation) (incorporated by reference to Exhibit 10.19 of the registration statement on Form SB-2/A filed by the Company on December 3, 2007)

10.26	Employment Agreement, between David (Xiaoying) Gao and the Company, dated as of May 11, 2012 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on May 11, 2012)

10.27	Employment Agreement, between Ming Yang and the Company, dated August 31, 2012 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on September 7, 2012)

10.28	Form of Director’s Employment Agreement (incorporated by reference to Exhibit 10.8 of the registration statement on Form SB-2 filed by the Company on September 5, 2007)

10.29	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Company on July 30, 2008)

10.30	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on July 30, 2008)

74

10.31	Form of Guarantee and Pledge Agreement, dated June 10, 2009 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on June 5, 2009).

10.32	Form of Indemnification Agreement, dated June 10, 2009 (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the Company on June 5, 2009).

10.33	Preferred Shares Rights Agreement, dated as of November 20, 2012 (incorporate by reference to Exhibit 4.1 of the registration form on Form 8-A12B filed by the Company on November 21, 2012).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the annual report on Form 10-KSB filed by the Company on March 28, 2008)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the annual report on Form 10-K, filed by the Company on March 31, 2011)

23.1*	Consent of KPMG, an independent registered public accounting firm

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*Filed herewith.

75