Form 10-Q
period 2015-03-31
China Biologic Products, Inc.
filed 2015-05-06
CIK 1369868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	24,857,801

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2015

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2015	December 31, 2014
		USD	USD
ASSETS
Current Assets
Cash and cash equivalents		85,987,596	80,820,224
Restricted cash deposits	6	71,890,930	63,677,610
Accounts receivable, net of allowance for doubtful accounts	2	28,539,236	19,402,820
Inventories	3	103,131,983	101,304,932
Prepayments and other current assets, net of allowance for doubtful accounts		18,866,422	14,781,658
Total Current Assets		308,416,167	279,987,244

Property, plant and equipment, net	4	85,550,767	80,230,888
Land use rights, net		11,790,940	11,909,136
Deposits related to land use rights	5	12,785,287	12,792,355
Restricted cash and cash deposits, excluding current portion	6	-	40,230,250
Equity method investment		18,116,718	18,221,777
Other non-current assets		3,336,976	3,475,442
Total Assets		439,996,855	446,847,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term bank loans, including current portion of long-term bank loans	7	66,300,000	57,902,600
Accounts payable		5,308,375	4,829,350
Other payables and accrued expenses		43,063,466	49,692,757
Income tax payable		8,043,051	8,257,133
Total Current Liabilities		122,714,892	120,681,840

Long-term bank loans, excluding current portion	7	-	40,000,000
Deferred income		2,688,807	2,765,024
Other liabilities		8,110,714	8,138,498
Total Liabilities		133,514,413	171,585,362

Stockholders’ Equity
Common stock:
par value $0.0001;
100,000,000 shares authorized;
27,917,505 and 27,865,871 shares issued at March 31, 2015 and December 31, 2014, respectively;
24,857,801 and 24,806,167 shares outstanding at March 31, 2015 and December 31, 2014, respectively		2,792	2,787
Additional paid-in capital		26,427,990	24,008,281
Treasury stock: 3,059,704 and 3,059,704 shares at March 31, 2015 and December 31, 2014, respectively, at cost		(76,570,621)	(76,570,621)

Retained earnings		267,823,863	244,661,391
Accumulated other comprehensive income		19,168,603	19,985,189
Total equity attributable to China Biologic Products, Inc.		236,852,627	212,087,027

Noncontrolling interest		69,629,815	63,174,703

Total Stockholders’ Equity		306,482,442	275,261,730

Commitments and contingencies	12	-	-

Total Liabilities and Stockholders’ Equity		439,996,855	446,847,092

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the three months ended
	Note	March 31, 2015	March 31, 2014
		USD	USD
Sales	11	70,354,331	56,266,577
Cost of sales		24,461,575	17,715,166
Gross profit		45,892,756	38,551,411

Operating expenses
Selling expenses		1,950,688	2,282,486
General and administrative expenses		7,853,195	7,216,626
Research and development expenses		1,342,322	1,073,566
Income from operations		34,746,551	27,978,733

Other income (expenses)
Equity in (loss) income of an equity method investee		(95,067)	337,363
Interest expense		(756,821)	(621,207)
Interest income		1,376,847	1,595,878
Total other income, net		524,959	1,312,034

Earnings before income tax expense		35,271,510	29,290,767

Income tax expense	8	5,616,150	5,338,218

Net income		29,655,360	23,952,549

Less: Net income attributable to noncontrolling interest		6,492,888	5,678,878

Net income attributable to China Biologic Products, Inc.		23,162,472	18,273,671

Net income per share of common stock:	13
Basic		0.91	0.72
Diluted		0.87	0.69
Weighted average shares used in computation:	13
Basic		24,816,877	24,950,549
Diluted		26,066,786	26,132,929

Net income		29,655,360	23,952,549

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes		(854,362)	(3,116,643)

Comprehensive income		28,800,998	20,835,906

Less: Comprehensive income attributable to noncontrolling interest		6,455,112	5,105,401

Comprehensive income attributable to China Biologic Products, Inc.		22,345,886	15,730,505

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDESENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31, 2015	March 31, 2014
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	29,655,360	23,952,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,201,020	1,472,397
Amortization	208,237	177,001
Loss on sale of property, plant and equipment	60,540	35,795
Provision (reversal) of allowance for doubtful accounts - accounts receivable	23,656	(18,286)
Allowance for doubtful accounts - other receivables and prepayments	796	-
Write-down of obsolete inventories	4,576	9,092
Deferred tax expense	502,563	920,004
Share-based compensation	1,969,973	980,965
Equity in loss (income) of an equity method investee	95,067	(337,363)
Change in operating assets and liabilities:
Accounts receivable	(9,178,096)	(6,391,825)
Prepayment and other current assets	(1,638,307)	(1,566,829)
Inventories	(1,889,100)	(2,865,378)
Accounts payable	482,077	(1,385,934)
Other payables and accrued expenses	(5,672,053)	(4,570,364)
Deferred income	(74,749)	-
Income tax payable	(209,688)	1,103,529
Net cash provided by operating activities	16,541,872	11,515,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for property, plant and equipment	(8,478,369)	(6,385,851)
Payment for intangible assets and land use right	-	(1,083,278)
Refund of deposits related to land use right	-	1,635,200
Proceeds upon maturity of time deposit	-	6,608,612
Proceeds from sale of property, plant and equipment	6,219	174,896
Net cash (used in) provided by investing activities	(8,472,150)	949,579

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the three months ended
	March 31, 2015	March 31, 2014
	USD	USD
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercised	449,741	205,712
Repayment of short-term bank loans	(31,610,360)	(4,905,600)
Proceeds from long-term bank loans	-	70,000,000
Maturity of deposit as security for short-term bank loan	31,985,122	-
Payment for deposit as security for long-term bank loans	-	(72,128,672)
Payment for share repurchase	-	(70,000,000)
Dividend paid by subsidiaries to noncontrolling interest shareholders	-	(1,409,542)
Dividend to the trial court to be held in escrow as to dispute with Jie'an	(2,988,194)	-
Net cash used in financing activities	(2,163,691)	(78,238,102)

EFFECTS OF FOREIGN EXCHANGE RATE CHANGE ON CASH	(738,659)	(817,070)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,167,372	(66,590,240)

Cash and cash equivalents at beginning of period	80,820,224	144,138,487

Cash and cash equivalents at end of period	85,987,596	77,548,247

Supplemental cash flow information
Cash paid for income taxes	5,373,179	3,276,548
Cash paid for interest expense	660,018	331,605
Noncash investing and financing activities:
Acquisition of property, plant and equipment included in payables	189,074	2,574,119

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 AND 2014

NOTE 1 – BASIS OF PRESENTATION, SIGNIFICANT CONCENTRATION AND RISKS

(a)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2014 consolidated balance sheet was derived from the audited consolidated financial statements of China Biologic Products, Inc. (the “Company”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2014 audited consolidated financial statements of the Company included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2015, the results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014, have been made. All significant intercompany transactions and balances are eliminated on consolidation.

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

The Company maintains cash and deposit balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for its bank accounts located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for its bank accounts located in Hong Kong. Cash and deposit balances maintained at financial institutions or state-owned banks in the PRC are not covered by insurance. Total cash at banks and deposits as of March 31, 2015 and December 31, 2014 amounted to $157,504,444 and $184,186,306, respectively, of which $124,246 and $86,744 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

The Company’s two major products are human albumin and human immunoglobulin for intravenous injection (“IVIG”). Human albumin accounted for 38.2% and 42.3% of the total sales for the three months ended March 31, 2015 and 2014, respectively. IVIG accounted for 46.7% and 36.5% of the total sales for the three months ended March 31, 2015 and 2014. If the market demands for human albumin and IVIG cannot be sustained in the future or the price of human albumin and IVIG decreases, the Company’s operating results could be adversely affected.

Substantially all of the Company’s customers are located in the PRC. There were no customers that individually comprised 10% or more of the total sales during the three months ended March 31, 2015. There was one customer that individually comprised 10% or more of the total sales during the three months ended March 31, 2014. There was one customer represented more than 10% of accounts receivables as at March 31, 2015. No individual customer represented 10% or more of accounts receivables at December 31, 2014. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There were no suppliers that comprised 10% or more of the total purchases for the three months ended March 31, 2015 and 2014, respectively. No vendors individually represented more than 10% of accounts payable at March 31, 2015 and December 31, 2014, respectively.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	USD	USD
Accounts receivable	28,996,582	19,836,768
Less: Allowance for doubtful accounts	(457,346)	(433,948)
Total	28,539,236	19,402,820

The activity in the allowance for doubtful accounts for three months ended March 31, 2015 and 2014 are as follows:

	For the three months ended
	March 31, 2015	March 31, 2014
	USD	USD
Beginning balance	433,948	460,689
Provisions	23,656	-
Recoveries	-	(18,286)
Write-offs	-	-
Foreign currency translation adjustment	(258)	(3,804)
Ending balance	457,346	438,599

NOTE 3 – INVENTORIES

Inventories at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	USD	USD
Raw materials	52,341,959	52,010,104
Work-in-process	28,262,771	22,128,405
Finished goods	22,527,253	27,166,423
Total	103,131,983	101,304,932

An inventory write-down of $4,576 and $9,092 was recorded during the three months ended March 31, 2015 and 2014, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	USD	USD
Buildings	32,450,493	32,375,433
Machinery and equipment	60,134,772	58,946,498
Furniture, fixtures, office equipment and vehicles	8,353,284	8,230,842
Total property, plant and equipment, gross	100,938,549	99,552,773
Accumulated depreciation	(32,536,639)	(30,779,714)
Total property, plant and equipment, net	68,401,910	68,773,059
Construction in progress	10,894,943	10,237,610
Prepayment for property, plant and equipment	6,253,914	1,220,219
Property, plant and equipment, net	85,550,767	80,230,888

Depreciation expense for the three months ended March 31, 2015 and 2014 was $2,201,020 and $1,472,397, respectively.

NOTE 5 – DEPOSITS RELATED TO LAND USE RIGHTS

In 2012, Guizhou Taibang made a refundable payment of RMB83,400,000 (approximately $13,578,354) to the local government in connection with the public bidding for a land use right in Guizhou Province. Given the decrease of the land area to be provided by the local government, RMB23,000,000 (approximately $3,744,630) was refunded by the local government. The remaining deposits will be refunded within one year following the completion of the bidding process.

NOTE 6 – RESTRICTED CASH DEPOSITS

In February 2014, the Company made time deposits of RMB246,500,000 (approximately $40,132,665) and RMB194,600,000 (approximately $31,682,826) with CMB BJ Branch as a security for a 24-month $40,000,000 loan and an 18-month $30,000,000 loan respectively lent by CMB NY Branch (see Note 7).

In August 2014, the Company made a time deposit of RMB196,300,000 (approximately $31,959,603) with CMB BJ Branch as a security for a 6-month RMB194,000,000 (approximately $31,585,140) loan lent by CMB BJ Branch (see Note 7). In February 2015, the Company repaid the loan and the time deposit matured accordingly.

NOTE 7 – BANK LOANS

(a) Current

The Company’s bank loans as of March 31, 2015 and December 31, 2014 consisted of the following:

	Maturity	Annual	March 31,	December 31,
Loans	date	interest rate	2015	2014
			USD	USD
Short-term bank loan, secured	February 12, 2015	5.04%	-	31,602,600
Current portion of long-term bank loans	Feburary 3, 2016	See note (b)	40,000,000	-
Current portion of long-term bank loans	August 11, 2015	See note (b)	26,300,000	26,300,000
Total			66,300,000	57,902,600

In August 2014, the Company entered into a credit facility agreement with CMB BJ Branch to finance the acquisition of additional equity interest in Guizhou Taibang. Pursuant to the facility agreement, the Company made an 6-month RMB194,000,000 (approximately $31,585,140) loan from CMB BJ Branch secured by a time deposit of RMB196,300,000 (approximately $31,959,603). The Company repaid the loan in February 2015.

Interest expense on short-term bank loans was $196,728 and $132,744 for the three months ended March 31, 2015 and 2014, respectively.

The Company did not have any revolving line of credit at March 31, 2015.

(b) Non-current

	March 31, 2015	December 31, 2014
	USD	USD
Long-term bank loans	66,300,000	66,300,000
Less: current portion of long-term bank loans	66,300,000	26,300,000
Total non-current bank loans	-	40,000,000

The Company entered into a credit facility agreement with CMB NY Branch in February, 2014 to finance the share repurchase. Pursuant to the facility agreement, CMB NY Branch lent to the Company a 24-month $40,000,000 loan and an 18-month $30,000,000 loan, secured by time deposits of RMB246,500,000 (approximately $40,132,665) and RMB194,600,000 (approximately $31,682,826), respectively, held at CMB BJ Branch. Both loans bear an interest rate of 3-month LIBOR plus 1.3% per annum and a facility fee of 1.2% per annum. In July 2014, the Company repaid $3,700,000 out of the 18-month $30,000,000 loan.

NOTE 8 – INCOME TAX

In October 2014, Shandong provincial government granted Shandong Taibang the High and New Technology Enterprise certificate. This certificate entitled Shandong Taibang to enjoy a preferential income tax rate of 15% for a period of three years from 2014 to 2016.

According to Cai Shui [2011] No. 58 dated July 27, 2011, Guizhou Taibang, being a qualified enterprise located in the western region of PRC, enjoys a preferential income tax rate of 15% effective retroactively from January 1, 2011 to December 31, 2020.

The Company’s effective income tax rates were 16% and 18% for the three months ended March 31, 2015 and 2014.

As of and for the the three months ended March 31, 2015, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits to change significantly within the next 12 months.

NOTE 9 – OPTIONS AND NONVESTED SHARES

Options

A summary of stock options activity for the three months ended March 31, 2015 is as follow:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
		USD		USD
Outstanding at December 31, 2014	1,432,454	10.16	6.53	81,753,119
Granted	-	-
Exercised	(46,009)	9.78		3,363,984
Forfeited and expired	-	-
Outstanding at March 31, 2015	1,386,445	10.17	6.38	118,318,339

Vested and expected to vest	1,386,445	10.17	6.38	118,318,339
Exercisable at March 31, 2015	1,118,945	10.26	6.14	95,388,789

For the three months ended March 31, 2015 and 2014, the Company recorded stock compensation expense of $293,050 and $427,447, respectively, in general and administrative expenses.

At March 31, 2015, approximately $1,474,146 of stock compensation expense with respect to the non-vested stock options is expected to be recognized over approximately 1.09 years.

Nonvested shares

A summary of nonvested shares activity for the three months ended March 31, 2015 is as follows:

	Number of nonvested shares	Grant date weighted average fair value
		USD
Outstanding at December 31, 2014	552,125	37.78
Granted	10,000	67.94
Vested	(5,625)	18.58
Forfeited	(7,500)	28.80
Outstanding at March 31, 2015	549,000	38.65

For the three months ended March 31, 2015 and 2014, the Company recorded stock compensation expense of $1,676,923 and $553,518 respectively in general and administrative expenses.

At March 31, 2015, approximately $17,272,879 of stock compensation expense with respect to nonvested shares is expected to be recognized over approximately 2.70 years.

NOTE 10 – FAIR VALUE MEASUREMENTS

Management used the following methods and assumptions to estimate the fair value of financial instruments at the relevant balance sheet dates:

• Short-term financial instruments (including cash and cash equivalents, restricted cash deposits, accounts receivable, other receivables, short-term bank loans including current portion of long-term bank loans, accounts payable, and other payables and accrued expenses) – The carrying amounts of the short-term financial instruments approximate their fair values because of the short maturity of these instruments.

• Restricted cash and cash deposits, excluding current portion – The carrying amounts of the restricted cash and cash deposit approximate their fair value. The fair value is estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar borrowing.

• Long-term bank loan excluding current portion – fair value is based on the amount of future cash flows associated with the long-term bank loan discounted at the Company’s current borrowing rate for similar debt instruments of comparable terms. The carrying value of the long-term bank loan approximate its fair value as the long-term bank loan carry variable interest rate which approximate rate currently offered by the Company’s bankers for similar debt instruments of comparable maturities.

NOTE 11 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the three months ended March 31, 2015 and 2014 are as follows:

	For the three months ended
	March 31, 2015	March 31, 2014
	USD	USD
Human Albumin	26,893,030	23,781,001
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	32,865,791	20,529,771
Other Immunoglobulin products	4,334,122	8,283,248
Placenta Polypeptide	4,552,204	2,626,553
Others	1,709,184	1,046,004
Total	70,354,331	56,266,577

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Capital commitments

At March 31, 2015, commitments outstanding for the purchase of property, plant and equipment approximated $11,632,153.

Legal proceedings

Dispute with Jie’an over Certain Capital Injection into Guizhou Taibang

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from qualified strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority shareholder of Guizhou Taibang’s shares, Guizhou Jie’an Company, or Jie’an, did not support the plan and did not waive its right of first refusal. In May 2007, Guizhou Taibang signed an Equity Purchase Agreement with certain alleged strategic investors (who concealed their background), pursuant to which such investors agreed to invest an aggregate of RMB50,960,000 (approximately $8,296,798) in exchange for 21.4% of Guizhou Taibang’s equity interests. Such Equity Purchase Agreement was not approved or ratified by over two-thirds supermajority of Guizhou Taibang’s shareholders, which approval or ratification is required under the PRC Company Law. At the same time, as an existing shareholder, Jie’an also subscribed for 1,800,000 shares, representing its pro rata share of the 20,000,000 shares being offered. In total, Guizhou Taibang received RMB50,960,000 (approximately $8,296,798) from the investors and RMB6,480,000 (approximately $1,055,009) from Jie’an.

In June 2007, Jie’an brought a lawsuit against Guizhou Taibang, alleging that it had a right to acquire the 18,200,000 shares offered to the investors under the Equity Purchase Agreement. The trial court denied Jie’an’s request, and the PRC Supreme Court ultimately sustained the original ruling in May 2009 and denied the rights of first refusal of Jie’an over the 18,200,000 shares.

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital injection with the local administration of industry and commerce, or AIC. Guizhou Taibang’s board of directors withheld its required ratification of Jie’an’s request, pending the outcome of the ongoing litigation. In March 2012, Jie’an brought another lawsuit against Guizhou Taibang for refusing to register the shares. In July 2013, the trial court dismissed the lawsuit for lack of jurisdiction. Jie’an did not appeal the dismissal.

In December 2013, Jie’an brought a third lawsuit against Guizhou Taibang, requesting Guizhou Taibang to register 1.8 million shares under its name with the local AIC. In July 2014, the trial court denied Jie’an’s request to register such shares. Despite the denial of Jie’an’s share registration request, the trial court, however, in its ruling, ordered Guizhou Taibang to pay accumulated dividends of RMB13,809,197 (approximately $2,248,275) associated with these shares and the related interest expenses to Jie’an. Guizhou Taibang and Jie’an subsequently filed a cross-appeal. In December 2014, the appellate court ruled in favor of Jie’an supporting its request to register 1.8 million shares and ordered Guizhou Taibang to pay Jie’an its share of accumulated dividends of RMB18,339,227 (approximately $2,985,810) associated with these shares plus the related interest expenses to Jie’an. In February 2015, Guizhou Taibang paid RMB18,339,227 (approximately $2,985,810) to the trial court to be held in escrow pending further appeal of this case. Guizhou Taibang appealed to the High Court of Guizhou, which accepted the appeal in March 2015.

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

If the pending cases with Jie’an are ultimately ruled in Jie’an’s favor, the ownership interest in Guizhou Taibang may be diluted to 71% and Jie’an may be entitled to receive accumulated dividends of RMB18,339,227 (approximately $2,985,810) and the related interest expenses (being its claimed share of Guizhou Taibang’s accumulated dividend distributions associated with the 1.8 million shares and the acrrued interest from the date when Jie’an’s capital contribution was deemed effective till March 31, 2015) from Guizhou Taibang. As of March 31, 2015, the Company had maintained, on its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $820,562) as received funds in respect of the 1.8 million shares in dispute, RMB1,440,000 (approximately $234,446) for the over-paid subscription price paid by Jie’an and RMB3,429,420 (approximately $558,344) for the accrued interest. As these cases are closely interlinked to the outcome of the disputes with certain individual investor described below, based on its PRC litigation counsel’s assessment, the Company does not expect Jie’an to prevail.

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

In October 2010, the trial court denied such individual investor’s right as shareholders of Guizhou Taibang and his entitlement to share the dividends, which ruling was reaffirmed after a re-trial by the same trial court in December 2012. After such ruling, Guizhou Taibang attempted to return the originally received fund of RMB34,160,000 (approximately $5,561,590) to such investor by wiring the fund back to his bank account but was unable to do so due to the closure of his bank account. Another investor, however, accepted the returned fund of RMB11,200,000 (approximately $1,823,472) from Guizhou Taibang in November 2010. In 2013, the same individual investor appealed the case to the PRC Supreme Court, which also denied his claims for shareholder status in Guizhou Taibang and the related dividend distribution and accrued interest in September 2013. Such investor subsequently attempted to seek for a re-trial by the PRC Supreme Court, which request was denied by the PRC Supreme Court in January 2014. He then applied to the PRC Supreme Procuratorate to request for a review of the PRC Supreme Court’s decision and seek an appeal by the PRC Supreme Procuratorate to the PRC Supreme Court for an ultimate re-trial on his behalf. The PRC Supreme Procuratorate accepted his application in December 2014 and, with the assistance of its PRC litigation counsel, the Company is in the process of preparing its response to such application. The PRC Supreme Procuratorate will consider the Company’s response in deciding whether to appeal to the PRC Supreme Court on behalf of such investor, which decision process may take several months. The PRC Supreme Procuratorate had not scheduled a hearing as of the date of this report.

Based on its PRC litigation counsel’s assessment, the Company does not expect such individual investor to prevail in this pending re-trial application process, but the Company cannot assure that the PRC Supreme Procuratorate will decide not to appeal for re-trial or the final outcome of such ultimate re-trial by the PRC Supreme Court (if the PRC Supreme Procuratorate decides to appeal for re-trial) will be in favor of the Company. In case the PRC Supreme Procuratorate decides to appeal for re-trial on behalf of such investor and such ultimate re-trial by the PRC Supreme Court is ruled in such investor’s favor, the ownership interest in Guizhou Taibang may be diluted to 66.29% and such investor may be entitled to receive his claimed share of accumulated dividends and the accrued interests from Guizhou Taibang although he has not specified the amount of the claimed damages in his appeal to the PRC Supreme Court or the re-trial application to the PRC Supreme Procuratorate. As of March 31, 2015, Guizhou Taibang had maintained, on its balance sheet, payables to the investors of RMB34,160,000 (approximately $5,561,590) as originally received funds from such individual investor in respect of the shares in dispute, RMB16,342,743 (approximately $2,660,762) for the interest expenses, and RMB341,600 (approximately $55,616) for the 1% penalty imposed by the Equity Purchase Agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor.

NOTE 13 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the three months ended
	March 31, 2015	March 31, 2014
	USD	USD

Net income attributable to China Biologic Products, Inc.	23,162,472	18,273,671
Earnings allocated to participating nonvested shares	(502,298)	(259,779)
Net income used in basic/diluted net income per common stock	22,660,174	18,013,892

Weighted average shares used in computing basic net income per common stock	24,816,877	24,950,549
Diluted effect of stock option	1,249,909	1,182,380
Weighted average shares used in computing diluted net income per common stock	26,066,786	26,132,929

Net income per common stock – basic	0.91	0.72
Net income per common stock – diluted	0.87	0.69

During the three months ended March 31, 2015 and 2014, no option was antidilutive and excluded from the calculation of diluted net income per common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; expectations regarding governmental approvals of our new products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including the risk factors described in our Annual Report on Form 10-K filed on March 4, 2015, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“China Biologic,” “we,” “us,” the “Company,” or “our” are to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries;

•	“China” or “PRC” are to the People’s Republic of China, excluding, for the purposes of this report only, Taiwan and the special administrative regions of Hong Kong and Macau;

•	“CFDA” are to China Food and Drug Administration;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“GMP” are to good manufacturing practice;

•	“Guizhou Taibang” are to our majority owned subsidiary Guizhou Taibang Biological Products Co., Ltd., a PRC company, formerly known as Guiyang Qianfeng Biological Products Co., Ltd.;

•	“Huitian” are to Xi’an Huitian Blood Products Co., Ltd., a PRC company in which we hold a minority equity interest;

•	“RMB” are to the legal currency of China;

•	“SEC” are to the Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Shandong Taibang” are to our majority owned subsidiary Shandong Taibang Biological Products Co. Ltd., a PRC company;

•	“U.S. dollars,” “USD,” or “$” are to the legal currency of the United States.

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

We have a strong product portfolio with over 20 different dosage forms of plasma products. Our principal products are human albumin and immunoglobulin for intravenous injection, or IVIG. Albumin has been used for almost 50 years to treat critically ill patients by assisting the maintenance of adequate blood volume and pressure. IVIG is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as their principal raw material. Sales of human albumin products represented approximately 38.2% and 42.3% of our total sales for the three months ended March 31, 2015 and 2014, respectively. Sales of IVIG products represented approximately 46.7% and 36.5% of our total sales for the three months ended March 31, 2015 and 2014, respectively. All of our products are prescription medicines administered in the form of injections.

Our sales model focuses on direct sales to hospitals and inoculation centers and is complemented by distributor sales. We usually enter into short-term contracts with customers and therefore our largest customers have changed over the years. For the three months ended March 31, 2015 and 2014, our top five customers accounted for approximately 13.8% and 23.3%, respectively, of our total sales. As we continue to expand our geographic presence and diversify our customer base and product mix, we expect that our largest customers will continue to change from year to year.

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

Recent Developments

Approval to Purchase Raw Materials

Guizhou Taibang has received a one-time special approval from the CFDA to purchase up to approximately 143 tonnes of source plasma and plasma pastes from Xinjiang Deyuan Bioengineering Co., Ltd., or Xinjiang Deyuan, for a total consideration of up to approximately RMB139 million (approximately US$22.6 million) pursuant to certain agreements entered into between Guizhou Taibang and Xinjiang Deyuan. Source plasma and plasma pastes are raw materials for producing human albumin and IVIG products.

These raw materials are expected to be delivered during the second quarter of 2015, and the final purchase volume is contingent upon our quality inspection of these raw materials. We expect that the final products made from such purchased raw materials will be released to market in 2015 and 2016.

Removal of Retail Price Ceilings for Drug Products

In an announcement published on May 5, 2015, Chinese National Development and Reform Commission removed the retail price ceilings for all drug products (except for anesthetics and category I antipsychotics), which will come into effect on June 1, 2015. Although we are still assessing the impact of the price ceiling removal on our plasma products, we believe that this deregulation move should be a favorable policy development for our industry and business in the long term.

First Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended March 31, 2015:

•	Sales: Sales increased by $14.1 million, or 25.0%, to $70.4 million for the three months ended March 31, 2015, from $56.3 million for the same period in 2014.

•	Gross profit: Gross profit increased by $7.3 million, or 18.9%, to $45.9 million for the three months ended March 31, 2015, from $38.6 million for the same period in 2014.

•	Income from operations: Income from operations increased by $6.7 million, or 23.9%, to $34.7 million for the three months ended March 31, 2015, from $28.0 million for the same period in 2014.

•	Net income attributable to the Company: Net income increased by $4.9 million, or 26.8%, to $23.2 million for the three months ended March 31, 2015, from $18.3 million for the same period in 2014.

•	Diluted net income per share: Diluted net income per share was $0.87 for the three months ended March 31, 2015, as compared to $0.69 for the same period in 2014.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and March 31, 2014

The following table sets forth key components of our results of operations in thousands of U.S. dollars for the periods indicated.

	For the three months ended March 31,
	2015		2014
	Amount	% of total sales	Amount	% of total sales
	(U.S. dollars in thousands, except percentage)
Sales	70,354	100.0	56,267	100.0
Cost of sales	24,462	34.8	17,715	31.5
Gross margin	45,892	65.2	38,552	68.5
Operating expenses:
Selling expenses	1,951	2.8	2,282	4.1
General and administrative expenses	7,853	11.2	7,217	12.8
Research and development expenses	1,342	1.9	1,074	1.9
Total operating expenses	11,146	15.8	10,573	18.8
Income from operations	34,746	49.4	27,979	49.7
Other income (expenses):
Equity in (loss) income of an equity method investee	(95)	(0.1)	337	0.6
Interest expense	(757)	(1.1)	(621)	(1.1)
Interest income	1,377	2.0	1,596	2.8
Total other income, net	525	0.7	1,312	2.3
Earnings before income tax expense	35,271	50.1	29,291	52.1
Income tax expense	5,616	8.0	5,338	9.5
Net income	29,655	42.2	23,953	42.6
Less: Net income attributable to noncontrolling interest	6,493	9.2	5,679	10.1
Net income attributable to the Company	23,162	32.9	18,274	32.5
Net income per share of common stock
Basic	0.91		0.72
Diluted	0.87		0.69

Sales

Our sales increased by $14.1 million, or 25.0%, to $70.4 million for the three months ended March 31, 2015, compared to $56.3 million for the same period in 2014. The increase in sales for the three months ended March 31, 2015 was primarily attributable to the sales volume increases in major plasma-based products and placenta polypeptide.

The following table summarizes the breakdown of sales by significant types of product:

	For the three months ended March 31,				Change
	2015		2014
	Amount	%	Amount	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human Albumin	26.9	38.2	23.8	42.3	3.1	13.0
Immunoglobulin products:
IVIG	32.9	46.7	20.5	36.5	12.4	60.5
Other Immunoglobulin products	4.3	6.2	8.3	14.7	(4.0)	(48.2)
Placenta Polypeptide	4.6	6.5	2.6	4.6	2.0	76.9
Others	1.7	2.4	1.1	1.9	0.6	54.5
Totals	70.4	100.0	56.3	100.0	14.1	25.0

During the three months ended March 31, 2015 as compared to the three months ended March 31, 2014:

•	the average price for our approved human albumin products, which accounted for 38.2% of our total sales for the three months ended March 31, 2015, increased by 0.3% and 0.7% in USD term and RMB term, respectively; and

•	the average price for our approved IVIG products, which accounted for 46.7% of our total sales for the three months ended March 31, 2015, increased by 1.9% and 2.3% in USD term and RMB term, respectively.

The average sales price for our human albumin products and IVIG products increased slightly for the three months ended March 31, 2015 as compared to the same period in 2014, as a result of the combined effect of the reduced value added tax, or VAT, rate and our sales effort to increase market shares in tier-one cities and new markets. On the one hand, the VAT rate on sales of plasma products was reduced from 6% to 3%, effective on July 1, 2014, pursuant to a notice jointly promulgated by the PRC Ministry of Finance and the PRC State Administration of Taxation in June 2014. The reduction in the VAT rate had a positive impact on our sales prices as our sales are recognized as the invoiced price of the products sold minus VAT. All other factors being equal, the reduction in the VAT rate may increase our sales price of plasma products by 2.9%. On the other hand, to improve brand recognition, we increased the market share of our human albumin products and IVIG products in tier-one cities and new markets through distributors by lowering the invoiced prices during the three months ended March 31, 2015.

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

The sales volume of our human albumin products increased by 13% for the three months ended March 31, 2015 as compared to the same period in 2014, as a result of the increased sales volume at Guizhou Taibang. Guizhou Taibang resumed production in March 2014 and shipped its first batch of products for sales in July 2014 after the completion of government batch approval. The sales volume of our IVIG products increased by 57% for the three months ended March 31, 2015 as compared to the same period in 2014. The increase in sales volume of IVIG was primarily due to the increased sales through distributors in tier-one cities and new markets supported by the increased output following the production resumption at Guizhou Taibang. Further, in anticipation of a favorable market environment and our increased sales capabilities this year, we reserved a large volume of the prior years’ IVIG pastes to be processed and sold throughout 2015, which also contributed to our increased sales volume during the three months ended March 31, 2015.

The sales decrease of other immunoglobulin products in the three months ended March 31, 2015 as compared to the same period in 2014 was mainly attributable to the decrease in sales volume of human rabies immunoglobulin products. The decrease in sales volume of human rabies immunoglobulin was primarily a result of decreased production volume during this period. We adjusted the supply of various hyper-immune vaccinated plasma and their production in response to the market demand. For the three months ended March 31, 2015, we decreased our sales of human rabies immunoglobulin products by $3.9 million as compared to the same period in 2014.

The sales increase of placenta polypeptide products was generally in line with the volume increase for the three months ended March 31, 2015 as compared to the same period in 2014. The sales volume of placenta polypeptide products increased by 74% for the three months ended March 31, 2015 as compared to the same period in 2014. This increase was due to the ramp-up of placenta polypeptide at Guizhou Taibang after its receipt of the GMP certification for the upgraded production facilities in January 2014.

Cost of sales & gross profit

	For the three months ended March 31,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	24.5	17.7	6.8	38.4%
as a percentage of total sales	34.8%	31.5%		3.3%
Gross Profit	45.9	38.6	7.3	18.9%
Gross Margin	65.2%	68.5%		(3.3)%

Our cost of sales was $24.5 million, or 34.8% of our sales for the three months ended March 31, 2015, as compared to $17.7 million, or 31.5% of our sales for the same period in 2014. Our gross profit was $45.9 million and $38.6 million for the three months ended March 31, 2015 and 2014, respectively, representing gross margins of 65.2% and 68.5%, respectively. Our cost of sales and gross margin are affected by the volume and pricing of our sold products, raw material costs, production mix and respective yields, inventory impairments, production cycles and routine maintenance costs.

The increase in cost of sales in the three month ended March 31, 2015 as compared to the same period in 2014 was generally in line with the increases in sales volume and cost of plasma. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors consistent with the industry practice. We expected the nutrition fees to be paid to donors continue to increase as a result of improving living standards in China. Consequently, future improvements on margins will need to be derived from increases in product pricing and volume, product mix, yields and manufacturing efficiency. The increase in cost of sales as a percentage of sales for the three months ended March 31, 2015 as compared to the same period in 2014 was mainly due to the increase in cost of plasma partially offset by the change of our product mix to include products with higher margins.

Operating expenses

	For the three months ended March 31,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	11.1	10.6	0.5	4.7%
as a percentage of total sales	15.8%	18.8%		(3.0)%

Our total operating expenses increased by $0.5 million, or 4.7%, to $11.1 million for the three months ended March 31, 2015, from $10.6 million for the same period in 2014. As a percentage of sales, total expenses decreased by 3.0% to 15.8% for the three months ended March 31, 2015, from 18.8% for the same period in 2014. The increase of the total operating expenses was a combined effect of the decrease of the selling expenses and the increase of research and development expenses and general and administrative expenses as discussed below.

Selling expenses

	For the three months ended March 31,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	2.0	2.3	(0.3)	(13.0)%
as a percentage of total sales	2.8%	4.1%		(1.3)%

Our selling expenses decreased by $0.3 million, or 13.0%, to $2.0 million for the three months ended March 31, 2015, from $2.3 million for the same period in 2014. As a percentage of sales, our selling expenses for the three months ended March 31, 2015 decreased by 1.3% to 2.8%, from 4.1% for the same period in 2014. The decrease was mainly due to the decreased per unit selling expense of placenta polypeptide for the three months ended March 31, 2015 as compared to the same period in 2014. Guizhou Taibang had engaged a service provider since 2011 for a fee to promote its sales of placenta polypeptide. We shifted to utilizing internal resources for our promotional efforts and did not renew the engagement upon its expiration in May 2014.

General and administrative expenses

	For the three months ended March 31,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	7.9	7.2	0.7	9.7%
as a percentage of total sales	11.2%	12.8%		(1.6)%

Our general and administrative expenses increased by $0.7 million, or 9.7%, to $7.9 million for the three months ended March 31, 2015, from $7.2 million for the same period in 2014. General and administrative expenses as a percentage of sales decreased by 1.6% to 11.2% for the three months ended March 31, 2015, from 12.8% for the same period in 2014. The increase in general and administrative expenses was mainly due to the increase of share-based compensation expenses.

Research and development expenses

	For the three months ended March 31,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	1.3	1.1	0.2	18.2%
as a percentage of total sales	1.9%	1.9%		-

Our research and development expenses increased by $0.2 million, or 18.2%, to $1.3 million for the three months ended March 31, 2015, from $1.1 million for the same period in 2014. As a percentage of sales, our research and development expenses for the three months ended March 31, 2015 and 2014 were 1.9% and 1.9%, respectively. The increase in research and development expenses was mainly due to the expenditure paid for certain clinical trial programs and the raw materials consumed for certain pipeline products for the three months ended March 31, 2015.

Income tax

	For the three months ended March 31,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax	5.6	5.3	0.3	5.7%
as a percentage of total sales	8.0%	9.5%		(0.5)%

Our provision for income taxes increased by $0.3 million, or 5.7%, to $5.6 million for the three months ended March 31, 2015, from $5.3 million for the same period in 2014. Our effective income tax rates were 15.9% and 18.2% for the three months ended March 31, 2015 and 2014, respectively. Tax rate applicable to our major operating subsidiaries in the PRC for 2015 and 2014 is 15%. We no longer accrue dividend withholding income tax in respect of Shandong Taibang since 2015 due to internal corporate restructuring, which contributed to the decrease in effective income tax rate.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by bank borrowings and equity offerings. As of March 31, 2015, we had $86.0 million in cash and cash equivalents, primarily consisting of cash on hand and demand deposits.

The following table provides the summary of our cash flows for the periods indicated:

	For the three months ended March 31,
	2015	2014
	(U.S. dollars in millions)
Net cash provided by operating activities	16.5	11.5
Net cash (used in) provided by investing activities	(8.5)	0.9
Net cash used in financing activities	(2.1)	(78.2)
Effects of exchange rate change on cash	(0.7)	(0.8)
Net increase (decrease) in cash and cash equivalents	5.2	(66.6)
Cash and cash equivalents at beginning of the period	80.8	144.1
Cash and cash equivalents at end of the period	86.0	77.5

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2015 was $16.5 million, as compared to $11.5 million for the same period in 2014. The increase in net cash provided by operating activities was primarily due to the impact from changes in net income for the three months ended March 31, 2015 as compared to the same period in 2014, partially offset by the impact from changes in accounts receivable during this period. Accounts receivable increased by $9.2 million during the three months ended March 31, 2015, as compared to $6.4 million during the same period in 2014, primarily due to the credit terms granted to the human rabies immunoglobulin distributors. In 2015, in order to further penetrate the market for human rabies immunoglobulin product, we changed our sales strategy to collaborate more closely with specialized distributors in their bidding efforts with provincial centers for disease control and prevention to facilitate the sales of human rabies immunoglobulin products. As a result, we granted credit terms ranging from two to three months to these specialized distributors rather than requiring full prepayments prior to deliveries.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $8.5 million, as compared to net cash provided by investing activities of $0.9 million for the same period in 2014. During the three months ended March 31, 2015 and 2014, we paid $8.5 million and $7.5 million, respectively, for the acquisition of property, plant and equipment, intangible assets and land use right for Shandong Taibang and Guizhou Taibang. During the three months ended March 31, 2014, we received a refund of deposit of $1.6 million from the local government due to a decrease in the size of a land parcel that was granted to us in Guizhou, and received $6.6 million upon the maturity of a time deposit.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 totaled $2.1 million, as compared to $78.2 million used for the same period in 2014. The net cash used in financing activities for the three months ended March 31, 2015 mainly consisted of a repayment of $31.6 million on a short-term bank loan and a dividend of $3.0 million to be held in escrow by a trial court in connection with disputes with a minority shareholder of Guizhou Taibang, partially offset by the maturity of a $32.0 million deposit as security for the same short-term bank loan. The net cash used in financing activities for the three months ended March 31, 2014 mainly consisted of a payment of $70.0 million for share repurchase, a deposit of $72.1 million as cash collateral for certain long-term bank loans, a repayment of $4.9 million on a short-term bank loan, and a dividend of $1.4 million paid by our subsidiaries to the noncontrolling interest shareholders, partially offset by proceeds of $70.0 million from certain long-term bank loans.

Management believes that the Company has sufficient cash on hand and continuing positive cash inflow, from the sale of its products in the PRC market, for its operations.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of March 31, 2015:

	Payments due by period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
	(U.S. dollars in millions)
Long-term bank loans, including current portion	66.3	66.3	-	-	-
Interest on bank loans	1.2	1.2	-	-	-
Operating lease commitment	0.7	0.5	-	-	0.2
Capital commitment	11.6	10.5	1.1	-	-
Total	79.8	78.5	1.1	-	0.2

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of March 31, 2015 would result in decrease of net income before provision for income taxes by approximately $0.2 million for the three months ended March 31, 2015.

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

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash at banks and deposits as of March 31, 2015 and December 31, 2014 amounted to $157.5 million and $184.2 million, respectively, $0.1 million and $0.1 million of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash at banks and deposits.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 38.2% and 46.7% of the total sales for the three months ended March 31, 2015, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. David (Xiaoying) Gao and our Chief Financial Officer, Mr. Ming Yang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2015. Based on that evaluation, Mr. Gao and Mr. Yang concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of 2010, Jie’an requested that Guizhou Taibang register its 1.8 million shares of additional capital injection with the local administration of industry and commerce, or AIC. Guizhou Taibang’s board of directors withheld its required ratification of Jie’an’s request, pending the outcome of the ongoing litigation. In March 2012, Jie’an brought another lawsuit against Guizhou Taibang for refusing to register the shares. In July 2013, the trial court dismissed the lawsuit for lack of jurisdiction. Jie’an did not appeal the dismissal.

In December 2013, Jie’an brought a third lawsuit against Guizhou Taibang, requesting Guizhou Taibang to register 1.8 million shares under its name with the local AIC. In July 2014, the trial court denied Jie’an’s request to register such shares. Despite the denial of Jie’an’s share registration request, the trial court, however, in its ruling, ordered Guizhou Taibang to pay accumulated dividends of RMB13.8 million (approximately $2.2 million) associated with these shares and the related interest expenses to Jie’an. Guizhou Taibang and Jie’an subsequently filed a cross-appeal. In December 2014, the appellate court ruled in favor of Jie’an supporting its request to register 1.8 million shares and ordered Guizhou Taibang to pay Jie’an its share of accumulated dividends of RMB18.3 million (approximately $3.0 million) associated with these shares plus the related interest expenses to Jie’an. In February 2015, Guizhou Taibang paid RMB18.3 million (approximately $3.0 million) to the trial court to be held in escrow pending further appeal of this case. Guizhou Taibang appealed to the High Court of Guizhou, which accepted the appeal in March 2015.

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

If the pending cases with Jie’an are ultimately ruled in Jie’an’s favor, our ownership interest in Guizhou Taibang may be diluted to 71% and Jie’an may be entitled to receive accumulated dividends of RMB18.3 million (approximately $3.0 million) and the related interest expenses (being its claimed share of Guizhou Taibang’s accumulated dividend distributions associated with the 1.8 million shares and the acrrued interest from the date when Jie’an’s capital contribution was deemed effective till March 31, 2015) from Guizhou Taibang. As of March 31, 2015, the Company had maintained, on its balance sheet, payables to Jie’an in the amounts of RMB5.0 million (approximately $0.8 million) as received funds in respect of the 1.8 million shares in dispute, RMB1.4 million (approximately $0.2 million) for the over-paid subscription price paid by Jie’an and RMB3.4 million (approximately $0.6 million) for the accrued interest. As these cases are closely interlinked to the outcome of the disputes with certain individual investor described below, based on our PRC litigation counsel’s assessment, we do not expect Jie’an to prevail.

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

In October 2010, the trial court denied such individual investor’s right as shareholders of Guizhou Taibang and his entitlement to share the dividends, which ruling was reaffirmed after a re-trial by the same trial court in December 2012. After such ruling, Guizhou Taibang attempted to return the originally received fund of RMB34.2 million (approximately $5.6 million) to such investor by wiring the fund back to his bank account but was unable to do so due to the closure of his bank account. Another investor, however, accepted the returned fund of RMB11.2 million (approximately$1.8 million) from Guizhou Taibang in November 2010. In 2013, the same individual investor appealed the case to the PRC Supreme Court, which also denied his claims for shareholder status in Guizhou Taibang and the related dividend distribution and accrued interest in September 2013. Such investor subsequently attempted to seek for a re-trial by the PRC Supreme Court, which request was denied by the PRC Supreme Court in January 2014. He then applied to the PRC Supreme Procuratorate to request for a review of the PRC Supreme Court’s decision and seek an appeal by the PRC Supreme Procuratorate to the PRC Supreme Court for an ultimate re-trial on his behalf. The PRC Supreme Procuratorate accepted his application in December 2014 and, with the assistance of our PRC litigation counsel, we are in the process of preparing its response to such application. The PRC Supreme Procuratorate will consider our response in deciding whether to appeal to the PRC Supreme Court on behalf of such investor, which decision process may take several months. The PRC Supreme Procuratorate had not scheduled a hearing as of the date of this report.

Based on our PRC litigation counsel’s assessment, we do not expect such individual investor to prevail in this pending re-trial application process, but we cannot assure you that the PRC Supreme Procuratorate will decide not to appeal for re-trial or the final outcome of such ultimate re-trial by the PRC Supreme Court (if the PRC Supreme Procuratorate decides to appeal for re-trial) will be in our favor. In case the PRC Supreme Procuratorate decides to appeal for re-trial on behalf of such investor and such ultimate re-trial by the PRC Supreme Court is ruled in such investor’s favor, our ownership interest in Guizhou Taibang may be diluted to 66.29% and such investor may be entitled to receive his claimed share of accumulated dividends and the accrued interests from Guizhou Taibang although he has not specified the amount of the claimed damages in his appeal to the PRC Supreme Court or the re-trial application to the PRC Supreme Procuratorate. As of March 31, 2015, Guizhou Taibang had maintained, on its balance sheet, payables to the investors of RMB34.2 million (approximately $5.6 million) as originally received funds from such individual investor in respect of the shares in dispute, RMB16.3 million (approximately $2.7 million) for the interest expenses, and RMB0.3 million (approximately $55,616) for the 1% penalty imposed by the Equity Purchase Agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor.

ITEM 1A.	RISK FACTORS.

As of the date of this filing, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed on March 4, 2015. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in the above-referenced Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended March 31, 2015 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during this period. No repurchases of our common stock were made during the three months ended March 31, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, we, China Biologic, may be required to disclose in our annual and quarterly reports to the SEC, whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by US economic sanctions. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

The description of the activities below has been provided to us by Warburg Pincus LLC, or WP, affiliates of which: (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited, or SAMIH. SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by SAMIH and its non-U.S. affiliates that may be deemed to be under common “control” with us. The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management. Neither we nor WP has had any involvement in or control over the disclosed activities of SAMIH, and neither we nor WP has independently verified or participated in the preparation of the disclosure. Neither we nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that “Santander UK holds frozen savings and current accounts for two customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer’s designation and remained blocked and dormant throughout the first quarter of 2015. No revenue has been generated by Santander UK on these accounts.”

“An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be permitted) under this mortgage although Santander UK continues to receive repayment installments. In the first quarter of 2015, total revenue in connection with the mortgage was approximately £800 and net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during quarter one of 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander Group in connection with the investment accounts was approximately £70 and net profits in the first quarter of 2015 were negligible relative to the overall profits of Banco Santander, S.A.”

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2015	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ming Yang
Ming Yang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed by the Company on August 5, 2014).
3.2	Third Amended and Restated Bylaws of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed by the Company on August 5, 2014).
10.1	Summary translation of the Cooperation Agreement dated September 30, 2014 made by and between Guizhou Taibang and Xinjiang Deyuan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on April 16, 2015).
10.2	Summary translation of the Supplemental Agreement dated April 16, 2015 made by and between Guizhou Taibang and Xinjiang Deyuan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on April 16, 2015).
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

