Form 10-Q
period 2015-06-30
China Biologic Products, Inc.
filed 2015-08-05
CIK 1369868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	25,708,001

Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2015

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2015	December 31, 2014
		USD	USD
ASSETS
Current Assets
Cash and cash equivalents		106,614,708	80,820,224
Restricted cash deposits	6	-	63,677,610
Time deposits	6	72,226,607	-
Accounts receivable, net of allowance for doubtful accounts	2	38,328,831	19,402,820
Inventories	3	127,039,477	101,304,932
Prepayments and other current assets, net of allowance for doubtful accounts		27,789,090	14,781,658
Total Current Assets		371,998,713	279,987,244

Property, plant and equipment, net	4	91,208,433	80,230,888
Land use rights, net		15,837,832	11,909,136
Deposits related to land use rights	5	12,822,069	12,792,355
Restricted cash and cash deposits, excluding current portion	6	-	40,230,250
Equity method investment		9,825,728	18,221,777
Other non-current assets		3,236,260	3,475,442
Total Assets		504,929,035	446,847,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term bank loans, including current portion of long-term bank loans	7	-	57,902,600
Accounts payable		14,997,591	4,829,350
Other payables and accrued expenses		46,997,452	49,692,757
Income tax payable		6,775,105	8,257,133
Total Current Liabilities		68,770,148	120,681,840

Long-term bank loans, excluding current portion	7	-	40,000,000
Deferred income		2,626,321	2,765,024
Other liabilities		8,086,775	8,138,498
Total Liabilities		79,483,244	171,585,362

Stockholders’ Equity
Common stock:
par value $0.0001;
100,000,000 shares authorized;
27,962,705 and 27,865,871 shares issued at June 30, 2015 and December 31, 2014, respectively;
25,708,001 and 24,806,167 shares outstanding at June 30, 2015 and December 31, 2014, respectively		2,797	2,787
Additional paid-in capital		89,462,086	24,008,281
Treasury stock: 2,254,704 and 3,059,704 shares at June 30, 2015 and December 31, 2014, respectively, at cost		(56,425,094)	(76,570,621)

Retained earnings		294,547,822	244,661,391
Accumulated other comprehensive income		20,318,850	19,985,189
Total equity attributable to China Biologic Products, Inc.		347,906,461	212,087,027

Noncontrolling interest		77,539,330	63,174,703

Total Stockholders’ Equity		425,445,791	275,261,730

Commitments and contingencies	12	-	-

Total Liabilities and Stockholders’ Equity		504,929,035	446,847,092

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the three months ended		For the six months ended
	Note	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
		USD	USD	USD	USD
Sales	11	79,068,452	60,073,984	149,422,783	116,340,561
Cost of sales		27,054,626	18,919,981	51,516,201	36,635,147
Gross profit		52,013,826	41,154,003	97,906,582	79,705,414

Operating expenses
Selling expenses		2,604,660	3,329,175	4,555,348	5,611,661
General and administrative expenses		8,121,390	7,112,798	15,974,585	14,329,424
Research and development expenses		1,046,985	1,838,795	2,389,307	2,912,361
Income from operations		40,240,791	28,873,235	74,987,342	56,851,968

Other income (expenses)
Equity in (loss) income of an equity method investee		(666,233)	1,523,216	(761,300)	1,860,579
Interest expense		(675,860)	(862,957)	(1,432,681)	(1,484,164)
Interest income		1,467,135	1,724,324	2,843,982	3,320,202
Total other income, net		125,042	2,384,583	650,001	3,696,617

Earnings before income tax expense		40,365,833	31,257,818	75,637,343	60,548,585

Income tax expense	8	6,123,661	4,486,157	11,739,811	9,824,375

Net income		34,242,172	26,771,661	63,897,532	50,724,210

Less: Net income attributable to noncontrolling interest		7,518,213	7,046,706	14,011,101	12,725,584

Net income attributable to China Biologic Products, Inc.		26,723,959	19,724,955	49,886,431	37,998,626

Net income per share of common stock:	13
Basic		1.05	0.83	1.96	1.55
Diluted		0.99	0.79	1.86	1.47
Weighted average shares used in computation:	13
Basic		25,019,039	23,483,090	24,918,517	24,212,766
Diluted		26,320,773	24,719,011	26,265,857	25,435,122

Net income		34,242,172	26,771,661	63,897,532	50,724,210

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes		1,463,605	527,203	609,243	(2,589,440)

Comprehensive income		35,705,777	27,298,864	64,506,775	48,134,770

Less: Comprehensive income attributable to noncontrolling interest		7,831,571	7,140,585	14,286,683	12,245,986

Comprehensive income attributable to China Biologic Products, Inc.		27,874,206	20,158,279	50,220,092	35,888,784

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

						Accumulated	Equity
	Common stock		Additional			other	attributable
	Number of		paid-in	Retained	Treasury	comprehensive	to China Biologic	Noncontrolling
	shares	Par value	capital	earnings	Stock	income	Products, Inc.	interest	Total equity
		USD	USD	USD	USD	USD	USD	USD	USD
Balance as of January 1, 2015	27,865,871	2,787	24,008,281	244,661,391	(76,570,621)	19,985,189	212,087,027	63,174,703	275,261,730

Net income	-	-	-	49,886,431	-	-	49,886,431	14,011,101	63,897,532
Other comprehensive income	-	-	-	-	-	333,661	333,661	275,582	609,243
Share-based compensation	-	-	4,033,482	-	-	-	4,033,482	-	4,033,482
Excess tax benefits from stock option exercises	-	-	210,737	-	-	-	210,737	77,944	288,681
Common stock issued in connection with:
- Exercise of stock options	91,209	9	771,155	-	-	-	771,164	-	771,164
- Vesting of restricted shares	5,625	1	(1)	-	-	-	-	-	-
Reissuance of treasury stock	-	-	60,438,432	-	20,145,527	-	80,583,959	-	80,583,959
Balance as of June 30, 2015	27,962,705	2,797	89,462,086	294,547,822	(56,425,094)	20,318,850	347,906,461	77,539,330	425,445,791

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDESENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30, 2015	June 30, 2014
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	63,897,532	50,724,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,123,599	3,289,535
Amortization	415,231	371,168
Loss on sale of property, plant and equipment and land use rights	313,529	71,494
Allowance for doubtful accounts - accounts receivable	35,372	1,477
Allowance for doubtful accounts - other receivables and prepayments	796	-
Write-down of obsolete inventories	16,750	9,092
Deferred tax expense	167,921	1,154,991
Share-based compensation	4,033,482	1,961,929
Equity in loss (income) of an equity method investee	761,300	(1,860,579)
Excess tax benefits from share-based compensation arrangements	(288,681)	(760,869)
Change in operating assets and liabilities:
Accounts receivable	(18,835,493)	(7,473,499)
Prepayment and other current assets	(1,165,997)	(2,393,459)
Inventories	(25,272,719)	(6,852,680)
Accounts payable	10,123,561	(438,427)
Other payables and accrued expenses	(2,391,597)	171,318
Deferred income	(149,708)	(74,721)
Income tax payable	(1,223,601)	1,126,281
Net cash provided by operating activities	34,561,277	39,027,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for property, plant and equipment	(16,486,212)	(10,243,198)
Payment for intangible assets and land use right	(4,205,678)	(1,227,914)
Refund of deposits related to land use right	-	1,635,200
Proceeds upon maturity of time deposit	-	6,608,612
Proceeds from sale of property, plant and equipment and land use rights	559,029	190,660
Net cash used in investing activities	(20,132,861)	(3,036,640)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the six months ended
	June 30, 2015	June 30, 2014
	USD	USD
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercised	771,164	1,643,559
Repayment of bank loans	(97,910,360)	(4,905,600)
Proceeds from long-term bank loans	-	70,000,000
Maturity of deposit as security for short-term bank loan	31,985,122	-
Payment for deposit as security for long-term bank loans	-	(72,290,922)
Payment for share repurchase	-	(70,000,000)
Excess tax benefits from share-based compensation arrangements	288,681	760,869
Dividend paid by subsidiaries to noncontrolling interest shareholders	-	(1,409,542)
Net proceeds from reissuance of treasury stock	80,583,959	-
Dividend to the trial court to be held in escrow as to dispute with Jie'an	(3,690,814)	-
Net cash provided by (used in) financing activities	12,027,752	(76,201,636)

EFFECTS OF FOREIGN EXCHANGE RATE CHANGE ON CASH	(661,684)	(703,847)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,794,484	(40,914,862)

Cash and cash equivalents at beginning of period	80,820,224	144,138,487

Cash and cash equivalents at end of period	106,614,708	103,223,625

Supplemental cash flow information
Cash paid for income taxes	12,829,660	7,564,408
Cash paid for interest expense	1,428,614	1,067,251
Noncash investing and financing activities:
Acquisition of property, plant and equipment included in payables	231,397	2,805,220

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 AND 2014

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2015, the results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014, have been made. All significant intercompany transactions and balances are eliminated on consolidation.

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

The Company maintains cash and deposit balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for its bank accounts located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for its bank accounts located in Hong Kong or may exceed the insured limits for its bank accounts in China established by China Deposit Insurance Fund Management Institution.

Total cash at banks and deposits as of June 30, 2015 and December 31, 2014 amounted to $178,482,788 and $184,186,306, respectively, of which $2,952,780 and $86,744 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

The Company’s two major products are human albumin and human immunoglobulin for intravenous injection (“IVIG”). Human albumin accounted for 35.7% and 34.1% of the total sales for the three months ended June 30, 2015 and 2014, respectively, and 36.9% and 38.1% of the total sales for the six months ended June 30, 2015 and 2014, respectively. IVIG accounted for 43.1% and 44.0% of the total sales for the three months ended June 30, 2015 and 2014, and 44.8% and 40.4% of the total sales for the six months ended June 30, 2015 and 2014, respectively. If the market demands for human albumin and IVIG cannot be sustained in the future or the price of human albumin and IVIG decreases, the Company’s operating results could be adversely affected.

Substantially all of the Company’s customers are located in the PRC. There were no customers that individually comprised 10% or more of the total sales during the three months and six months ended June 30, 2015 and June 30, 2014. There was one customer represented more than 10% of accounts receivables as at June 30, 2015. No individual customer represented 10% or more of accounts receivables at December 31, 2014. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There were no suppliers that comprised 10% or more of the total purchases for the three months and six months ended June 30, 2015 and 2014, respectively. No vendors individually represented more than 10% of accounts payable at June 30, 2015 and December 31, 2014, respectively.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	USD	USD
Accounts receivable	38,800,023	19,836,768
Less: Allowance for doubtful accounts	(471,192)	(433,948)
Total	38,328,831	19,402,820

The activity in the allowance for doubtful accounts for the six months ended June 30, 2015 and 2014 are as follows:

	For the six months ended
	June 30, 2015	June 30, 2014
	USD	USD
Beginning balance	433,948	460,689
Provisions	35,372	1,477
Recoveries	-	-
Write-offs	-	-
Foreign currency translation adjustment	1,872	(3,380)
Ending balance	471,192	458,786

NOTE 3 – INVENTORIES

Inventories at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	USD	USD
Raw materials	64,953,705	52,010,104
Work-in-process	34,348,311	22,128,405
Finished goods	27,737,461	27,166,423
Total	127,039,477	101,304,932

An inventory write-down of $12,174 and nil was recorded during the three months ended June 30, 2015 and 2014, respectively. An inventory write-down of $16,750 and $9,092 was recorded during the six months ended June 30, 2015 and 2014, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	USD	USD
Buildings	32,649,791	32,375,433
Machinery and equipment	61,107,253	58,946,498
Furniture, fixtures, office equipment and vehicles	8,637,938	8,230,842
Total property, plant and equipment, gross	102,394,982	99,552,773
Accumulated depreciation	(34,365,280)	(30,779,714)
Total property, plant and equipment, net	68,029,702	68,773,059
Construction in progress	15,945,225	10,237,610
Prepayment for property, plant and equipment	7,233,506	1,220,219
Property, plant and equipment, net	91,208,433	80,230,888

Depreciation expense for the three months ended June 30, 2015 and 2014 was $1,922,579, and $1,817,138, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 was $4,123,599 and $3,289,535, respectively.

NOTE 5 – DEPOSITS RELATED TO LAND USE RIGHTS

In 2012, Guizhou Taibang made a refundable payment of RMB83,400,000 (approximately $13,641,738) to the local government in connection with the public bidding for a land use right in Guizhou Province. Given the decrease of the land area to be provided by the local government, RMB23,000,000 (approximately $3,762,110) was refunded by the local government. The remaining deposits will be refunded within one year following the completion of the bidding process.

NOTE 6 – RESTRICTED CASH DEPOSITS

In February 2014, the Company made time deposits of RMB246,500,000 (approximately $40,320,005) and RMB194,600,000 (approximately $31,830,722) with CMB BJ Branch as a security for a 24-month $40,000,000 loan and an 18-month $30,000,000 loan respectively lent by CMB NY Branch (see Note 7). Upon the repayments of these two bank loans in June 2015, these two time deposits were released from the guarantee.

In August 2014, the Company made a time deposit of RMB196,300,000 (approximately $32,108,791) with CMB BJ Branch as a security for a 6-month RMB194,000,000 (approximately $31,732,580) loan lent by CMB BJ Branch (see Note 7). In February 2015, the Company repaid the loan and the time deposit matured accordingly.

NOTE 7 – BANK LOANS

(a)	Current

The Company’s bank loans as of June 30, 2015 and December 31, 2014 consisted of the following:

	Maturity	Annual	June 30,	December 31,
Loans	date	interest rate	2015	2014
			USD	USD
Short-term bank loan, secured	February 12, 2015	5.04%	-	31,602,600
Current portion of long-term bank loans	February 3, 2016	See note (b)	-	-
Current portion of long-term bank loans	August 11, 2015	See note (b)	-	26,300,000
Total			-	57,902,600

In August 2014, the Company entered into a credit facility agreement with CMB BJ Branch to finance the acquisition of additional equity interest in Guizhou Taibang. Pursuant to the facility agreement, the Company made a 6-month RMB194,000,000 (approximately $31,732,580) loan from CMB BJ Branch secured by a time deposit of RMB196,300,000 (approximately $32,108,791). The Company repaid the loan in February 2015.

Interest expense on short-term bank loans was nil and $73,213 for the three months ended June 30, 2015 and 2014, respectively. Interest expense on short-term bank loans was $191,609 and $205,957 for the six months ended June 30, 2015 and 2014, respectively.

The Company did not have any revolving line of credit at June 30, 2015.

(b)	Non-current
	June 30, 2015	December 31, 2014
	USD	USD
Long-term bank loans	-	66,300,000
Less: current portion of long-term bank loans	-	26,300,000
Total non-current bank loans	-	40,000,000

The Company entered into a credit facility agreement with CMB NY Branch in February, 2014 to finance the share repurchase. Pursuant to the facility agreement, CMB NY Branch lent to the Company a 24-month $40,000,000 loan and an 18-month $30,000,000 loan, secured by time deposits of RMB246,500,000 (approximately $40,320,005) and RMB194,600,000 (approximately $31,830,722), respectively, held at CMB BJ Branch. Both loans bear an interest rate of 3-month LIBOR plus 1.3% per annum and a facility fee of 1.2% per annum. In July 2014, the Company repaid $3,700,000 out of the 18-month $30,000,000 loan. In June 2015, the Company fully repaid these two bank loans.

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

The Company’s effective income tax rates were 15% and 14% for the three months ended June 30, 2015 and 2014. The Company’s effective income tax rates were 16% and 16% for the six months ended June 30, 2015 and 2014, respectively.

As of and for the the three months ended June 30, 2015, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits to change significantly within the next 12 months.

NOTE 9 – OPTIONS AND NONVESTED SHARES

Options

A summary of stock options activity for the six months ended June 30, 2015 is as follow:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
		USD		USD
Outstanding at December 31, 2014	1,432,454	10.16	6.53	81,753,119
Granted	-	-
Exercised	(91,209)	8.45		7,942,509
Forfeited and expired	-	-
Outstanding at June 30, 2015	1,341,245	10.27	6.21	140,678,176

Vested and expected to vest	1,341,245	10.27	6.21	140,678,176
Exercisable at June 30, 2015	1,098,745	10.37	6.00	115,140,501

For the three months ended June 30, 2015 and 2014, the Company recorded stock compensation expense of $337,789 and $427,447, respectively, in general and administrative expenses. For the six months ended June 30, 2015 and 2014, the Company recorded stock compensation expense of $630,838 and $854,894, respectively, in general and administrative expenses.

At June 30, 2015, approximately $1,136,358 of stock compensation expense with respect to the non-vested stock options is expected to be recognized over approximately 1.17 years.

Nonvested shares

A summary of nonvested shares activity for the six months ended June 30, 2015 is as follows:

	Number of nonvested shares	Grant date weighted average fair value
		USD
Outstanding at December 31, 2014	552,125	37.78
Granted	10,000	67.94
Vested	(5,625)	18.58
Forfeited	(7,500)	28.80
Outstanding at June 30, 2015	549,000	38.65

For the three months ended June 30, 2015 and 2014, the Company recorded stock compensation expense of $1,725,724 and $553,517 respectively in general and administrative expenses. For the six months ended June 30, 2015 and 2014, the Company recorded stock compensation expense of $3,402,644 and $1,107,035 respectively in general and administrative expenses.

At June 30, 2015, approximately $15,547,156 of stock compensation expense with respect to nonvested shares is expected to be recognized over approximately 2.52 years.

NOTE 10 – FAIR VALUE MEASUREMENTS

Management used the following methods and assumptions to estimate the fair value of financial instruments at the relevant balance sheet dates:

• Short-term financial instruments (including cash and cash equivalents, restricted cash deposits, time deposits, accounts receivable, other receivables, short-term bank loans including current portion of long-term bank loans, accounts payable, and other payables and accrued expenses) – The carrying amounts of the short-term financial instruments approximate their fair values because of the short maturity of these instruments.

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

NOTE 11 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the three months ended June 30, 2015 and 2014 are as follows:

	For the three months ended
	June 30, 2015	June 30, 2014
	USD	USD
Human Albumin	28,202,452	20,490,892
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	34,075,251	26,446,025
Other Immunoglobulin products	6,650,652	4,993,559
Placenta Polypeptide	7,735,830	7,108,510
Others	2,404,267	1,034,998
Total	79,068,452	60,073,984

The Company’s sales by significant types of product for the six months ended June 30, 2015 and 2014 are as follows:

	For the six months ended
	June 30, 2015	June 30, 2014
	USD	USD
Human Albumin	55,095,482	44,271,893
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	66,941,041	46,975,796
Other Immunoglobulin products	10,984,774	13,276,807
Placenta Polypeptide	12,288,034	9,735,063
Others	4,113,452	2,081,002
Total	149,422,783	116,340,561

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Capital commitments

At June 30, 2015, commitments outstanding for the purchase of property, plant and equipment approximated $18,699,930.

Legal proceedings

Dispute with Jie’an over Certain Capital Injection into Guizhou Taibang

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from qualified strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority shareholder of Guizhou Taibang’s shares, Guizhou Jie’an Company, or Jie’an, did not support the plan and did not waive its right of first refusal. In May 2007, Guizhou Taibang signed an Equity Purchase Agreement with certain alleged strategic investors (who concealed their background), pursuant to which such investors agreed to invest an aggregate of RMB50,960,000 (approximately $8,335,527) in exchange for 21.4% of Guizhou Taibang’s equity interests. Such Equity Purchase Agreement was not approved or ratified by over two-thirds supermajority of Guizhou Taibang’s shareholders, which approval or ratification is required under the PRC Company Law. At the same time, as an existing shareholder, Jie’an also subscribed for 1,800,000 shares, representing its pro rata share of the 20,000,000 shares being offered. In total, Guizhou Taibang received RMB50,960,000 (approximately $8,335,527) from the investors and RMB6,480,000 (approximately $1,059,933) from Jie’an.

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

In December 2013, Jie’an brought a third lawsuit against Guizhou Taibang, requesting Guizhou Taibang to register 1.8 million shares under its name with the local AIC. In July 2014, the trial court denied Jie’an’s request to register such shares. Despite the denial of Jie’an’s share registration request, the trial court, however, in its ruling, ordered Guizhou Taibang to pay accumulated dividends of RMB13,809,197 (approximately $2,258,770) associated with these shares and the related interest expenses to Jie’an. Guizhou Taibang and Jie’an subsequently filed a cross-appeal. In December 2014, the appellate court ruled in favor of Jie’an supporting its request to register 1.8 million shares and ordered Guizhou Taibang to pay Jie’an its share of accumulated dividends of RMB18,339,227 (approximately $2,999,747) associated with these shares plus the related interest expenses to Jie’an. In the first half of 2015, Guizhou Taibang paid an aggregate of RMB22,639,227 (approximately $3,703,098) to the trial court held in escrow pending further appeal of this case. Guizhou Taibang appealed to the High Court of Guizhou, which accepted our appeal and stayed the enforcement procedures at the trial court in June 2015.

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

If the pending cases with Jie’an are ultimately ruled in Jie’an’s favor, the ownership interest in Guizhou Taibang may be diluted to 71% and Jie’an may be entitled to receive accumulated dividends of RMB18,339,227 (approximately $2,999,747), being its claimed share of Guizhou Taibang’s accumulated dividend distributions associated with the 1.8 million shares, and the related interest expenses from Guizhou Taibang. As of June 30, 2015, the Company had maintained, on its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $824,393) as received funds in respect of the 1.8 million shares in dispute, RMB1,440,000 (approximately $235,541) for the over-paid subscription price paid by Jie’an and RMB3,519,608 (approximately $575,702) for the accrued interest. As these cases are closely interlinked to the outcome of the disputes with certain individual investor described below, based on its PRC litigation counsel’s assessment, the Company does not expect Jie’an to prevail.

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

In October 2010, the trial court denied such individual investor’s right as shareholders of Guizhou Taibang and his entitlement to share the dividends, which ruling was reaffirmed after a re-trial by the same trial court in December 2012. After such ruling, Guizhou Taibang attempted to return the originally received fund of RMB34,160,000 (approximately $5,587,551)to such investor by wiring the fund back to his bank account but was unable to do so due to the closure of his bank account. Another investor, however, accepted the returned fund of RMB11,200,000 (approximately $1,831,984) from Guizhou Taibang in November 2010. In 2013, the same individual investor appealed the case to the PRC Supreme Court, which also denied his claims for shareholder status in Guizhou Taibang and the related dividend distribution and accrued interest in September 2013. Such investor subsequently attempted to seek for a re-trial by the PRC Supreme Court, which request was denied by the PRC Supreme Court in January 2014. He then applied to the PRC Supreme Procuratorate to request for a review of the PRC Supreme Court’s decision and seek an appeal by the PRC Supreme Procuratorate to the PRC Supreme Court for an ultimate re-trial on his behalf. In July 2015, the PRC Supreme Procuratorate rejected his request for review.

As of June 30, 2015, Guizhou Taibang had maintained, on its balance sheet, payables to the investors of RMB34,160,000 (approximately $5,587,551) as originally received funds from such individual investor in respect of the shares in dispute, RMB16,818,175 (approximately $2,750,948) for the interest expenses, and RMB341,600 (approximately $55,876) for the 1% penalty imposed by the Equity Purchase Agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor.

NOTE 13 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the three months ended
	June 30, 2015	June 30, 2014
	USD	USD

Net income attributable to China Biologic Products, Inc.	26,723,959	19,724,955
Earnings allocated to participating nonvested shares	(573,820)	(295,479)
Net income used in basic/diluted net income per common stock	26,150,139	19,429,476

Weighted average shares used in computing basic net income per common stock	25,019,039	23,483,090
Diluted effect of stock option	1,301,734	1,235,921
Weighted average shares used in computing diluted net income per common stock	26,320,773	24,719,011

Net income per common stock – basic	1.05	0.83
Net income per common stock – diluted	0.99	0.79

During the three months ended June 30, 2015 and 2014, no option was antidilutive or excluded from the calculation of diluted net income per common stock.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the six months ended
	June 30, 2015	June 30, 2014
	USD	USD

Net income attributable to China Biologic Products, Inc.	49,886,431	37,998,626
Earnings allocated to participating nonvested shares	(1,076,448)	(554,349)
Net income used in basic/diluted net income per common stock	48,809,983	37,444,277

Weighted average shares used in computing basic net income per common stock	24,918,517	24,212,766
Diluted effect of stock option	1,347,340	1,222,356
Weighted average shares used in computing diluted net income per common stock	26,265,857	25,435,122

Net income per common stock – basic	1.96	1.55
Net income per common stock – diluted	1.86	1.47

During the six months ended June 30, 2015 and 2014, no option was antidilutive or excluded from the calculation of diluted net income per common stock.

NOTE 14 – FOLLOW-ON OFFERING OF COMMON STOCK

On June 15, 2015, the Company completed a follow-on offering of 3,450,000 shares of common stock at a price of $105.00 per share, less the underwriting discounts and commissions and offering expenses. In this follow-on offering, the Company sold 805,000 shares (including 105,000 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from the Company) and certain selling stockholders sold 2,645,000 shares (including 345,000 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from such selling stockholders). The Company raised net proceeds of approximately $80.6 million from this offering, after deducting the underwriting discounts and commissions and offering expenses payable by the Company. The Company did not receive any proceeds from the sale of the shares by the selling stockholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; expectations regarding governmental approvals of our new products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” described in our Annual Report on Form 10-K filed on March 4, 2015, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“China Biologic”, “we”, “us”, the “Company”, or “our”, are to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries;
•	“China” or “PRC” are to the People’s Republic of China, excluding, for the purposes of this report only, Taiwan and the special administrative regions of Hong Kong and Macau;
•	“CFDA” are to China Food and Drug Administration;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“GMP” are to good manufacturing practice;
•	“Guizhou Taibang” are to our majority owned subsidiary Guizhou Taibang Biological Products Co., Ltd., a PRC company;
•	“Huitian” are to Xi’an Huitian Blood Products Co., Ltd., a PRC company in which we hold a minority equity interest;
•	“RMB” are to the legal currency of China;
•	“SEC” are to the Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Shandong Taibang” are to our majority owned subsidiary Shandong Taibang Biological Products Co. Ltd., a PRC company; and
•	“U.S. dollars”, “USD” and “$” are to the legal currency of the United States.

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

We have a strong product portfolio with over 20 different dosage forms of plasma products across nine categories. Our principal products are human albumin and immunoglobulin for intravenous injection, or IVIG. Albumin has been used for almost 50 years to treat critically ill patients by assisting the maintenance of adequate blood volume and pressure. IVIG is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as their principal raw material. Sales of human albumin products represented approximately 35.7% and 34.1% of our total sales for the three months ended June 30, 2015 and 2014, respectively, and 36.9% and 38.1% of our total sales for the six months ended June 30, 2015 and 2014, respectively. Sales of IVIG products represented approximately 43.1% and 44.0% of our total sales for the three months ended June 30, 2015 and 2014, respectively, and 44.8% and 40.4% of our total sales for the six months ended June 30, 2015 and 2014, respectively. All of our products are prescription medicines administered in the form of injections.

Our sales model focuses on direct sales to hospitals and inoculation centers and is complemented by distributor sales. For the three months ended June 30, 2015 and 2014, our top five customers accounted for approximately 13.2% and 12.3%, respectively, of our total sales. For the six months ended June 30, 2015 and 2014, our top five customers accounted for approximately 13.3% and 17.7%, respectively, of our total sales.

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

Recent Developments

Follow-on Offering of Common Stock

On June 15, 2015, we completed a follow-on offering of 3,450,000 shares of common stock at a price of $105.00 per share, less the underwriting discounts and commissions and offering expenses. In this offering, we sold 805,000 shares (including 105,000 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from us) and certain selling stockholders sold 2,645,000 shares (including 345,000 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from such selling stockholders). We raised net proceeds of approximately $80.6 million from this offering, after deducting the underwriting discounts and commissions and offering expenses payable by us. We did not receive any proceeds from the sale of the shares by the selling stockholders.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended June 30, 2015:

•	Sales: Sales increased by $19.0 million, or 31.6%, to $79.1 million for the three months ended June 30, 2015, from $60.1 million for the same period in 2014.

•	Gross profit: Gross profit increased by $10.8 million, or 26.2%, to $52.0 million for the three months ended June 30, 2015, from $41.2 million for the same period in 2014.

•	Income from operations: Income from operations increased by $11.4 million, or 39.4%, to $40.3 million for the three months ended June 30, 2015, from $28.9 million for the same period in 2014.

•	Net income attributable to the Company: Net income increased by $7.0 million, or 35.5%, to $26.7 million for the three months ended June 30, 2015, from $19.7 million for the same period in 2014.

•	Diluted net income per share: Diluted net income per share was $0.99 for the three months ended June 30, 2015, as compared to $0.79 for the same period in 2014.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and June 30, 2014

The following table sets forth key components of our results of operations in thousands of U.S. dollars for the periods indicated.

	For the three months ended June 30,
	2015		2014
	Amount	% of Total Sales	Amount	% of Total Sales
	(U.S. dollars in thousands, except percentage and per share data)
Sales	79,068	100.0	60,074	100.0
Cost of sales	27,055	34.2	18,920	31.5
Gross margin	52,013	65.8	41,154	68.5
Operating expenses:
Selling expenses	2,605	3.3	3,329	5.5
General and administrative expenses	8,121	10.3	7,113	11.8
Research and development expenses	1,047	1.3	1,839	3.1
Total operating expenses	11,773	14.9	12,281	20.4
Income from operations	40,240	50.9	28,873	48.1
Other income (expenses):
Equity in (loss) income of an equity method investee	(666)	(0.8)	1,523	2.4
Interest expense	(676)	(0.9)	(863)	(1.4)
Interest income	1,468	1.8	1,725	2.9
Total other income, net	126	0.1	2,385	3.9
Earnings before income tax expense	40,366	51.0	31,258	52.0
Income tax expense	6,124	7.7	4,486	7.5
Net income	34,242	43.3	26,772	44.5
Less: Net income attributable to noncontrolling interest	7,518	9.5	7,047	11.7
Net income attributable to the Company	26,724	33.8	19,725	32.8
Net income per share of common stock
Basic	1.05		0.83
Diluted	0.99		0.79

Sales

Our sales increased by $19.0 million, or 31.6%, to $79.1 million for the three months ended June 30, 2015, compared to $60.1 million for the same period in 2014. The increase in sales for the three months ended June 30, 2015 was primarily attributable to the sales volume increases in major plasma products.

The following table summarizes the breakdown of sales by significant types of product:

	For the three months ended June 30,				Change
	2015		2014
	Amount	%	Amount	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human albumin	28.2	35.7	20.5	34.1	7.7	37.6
Immunoglobulin products:
IVIG	34.1	43.1	26.4	44.0	7.7	29.2
Other immunoglobulin products	6.7	8.5	5.0	8.3	1.7	34.0
Placenta polypeptide	7.7	9.7	7.1	11.8	0.6	8.5
Others	2.4	3.0	1.1	1.8	1.3	118.2
Totals	79.1	100.0	60.1	100.0	19.0	31.6

During the three months ended June 30, 2015 as compared to the three months ended June 30, 2014:

•	the average price for our approved human albumin products, which accounted for 35.7% of our total sales for the three months ended June 30, 2015, increased by 2.9% and 2.2% in USD term and RMB term, respectively; and

•	the average price for our approved IVIG products, which accounted for 43.1% of our total sales for the three months ended June 30, 2015, increased by 3.0% and 2.3% in USD term and RMB term, respectively.

The average sales price increase of our human albumin products and IVIG products was mainly due to the combined effect of the reduced value added tax, or VAT, rate and our sales effort to increase market shares in tier-one cities and new markets. On the one hand, the VAT rate on sales of plasma products was reduced from 6% to 3%, effective on July 1, 2014, pursuant to a notice jointly promulgated by the PRC Ministry of Finance and the PRC State Administration of Taxation in June 2014. The reduction in the VAT rate had a positive impact on our sales prices as our sales are recognized as the invoiced price of the products sold minus VAT. All other factors being equal, the reduction in the VAT rate had the effect of increasing our sales price of plasma products by 2.9%. On the other hand, to improve brand recognition, we increased the market share of our human albumin products and IVIG products in tier-one cities and new markets through distributors by lowering the invoiced prices during the three months ended June 30, 2015. The recently announced price ceiling removal, effective on June 1, 2015, did not have a meaningful impact on the average sales prices of our products yet.

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

The sales volume of our human albumin products increased by 33.8% for the three months ended June 30, 2015 as compared to the same period in 2014, mainly due to sales recognized in the second quarter after the delayed batch approval from the previous quarter, as well as lower volume sold in the three months ended June 30, 2014 due to the production suspension to upgrade the Guizhou facility. Guizhou Taibang resumed production in March 2014 but did not ship its first batch of products for sales until July 2014 after the completion of government batch approval.

The sales volume of our IVIG products increased by 25.1% for the three months ended June 30, 2015 as compared to the same period in 2014. The increase in sales volume of IVIG was primarily due to the increased sales through distributors in tier-one cities and new markets supported by the increased output following the production resumption at Guizhou Taibang.

Cost of sales and gross profit

	For the three months ended June 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	27.1	18.9	8.2	43.4
as a percentage of total sales	34.2%	31.5%		2.7
Gross Profit	52.0	41.2	10.8	26.2
Gross Margin	65.8%	68.5%		(2.7)

Our cost of sales was $27.1 million, or 34.2% of our sales for the three months ended June 30, 2015, as compared to $18.9 million, or 31.5% of our sales for the same period in 2014. Our gross profit was $52.0 million and $41.2 million for the three months ended June 30, 2015 and 2014, respectively, representing gross margins of 65.8% and 68.5%, respectively.  Our cost of sales and gross margin are affected by the volume and pricing of our sold products, raw material costs, production mix and respective yields, inventory provisions, production cycles and routine maintenance costs.

The increase in cost of sales in the three month ended June 30, 2015 as compared to the same period in 2014 was generally in line with the increases in sales volume and cost of plasma. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors consistent with the industry practice. We expected the nutrition fees to be paid to donors continue to increase as a result of improving living standards in China. Consequently, future improvements on margins will need to be derived from increases in product pricing and volume, product mix, yields and manufacturing efficiency. The increase in cost of sales as a percentage of sales for the three months ended June 30, 2015 as compared to the same period in 2014 was mainly due to the increase in cost of plasma partially offset by the change of our product mix to include products with higher margins.

Operating expenses

	For the three months ended June 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	11.7	12.3	(0.6)	(4.9)
as a percentage of total sales	14.9%	20.4%		(5.5)

Our total operating expenses decreased by $0.6 million, or 4.9%, to $11.7 million for the three months ended June 30, 2015, from $12.3 million for the same period in 2014. As a percentage of sales, total expenses decreased by 5.5% to 14.9% for the three months ended June 30, 2015, from 20.4% for the same period in 2014. The decrease of the total operating expenses was mainly due to a combined effect of the decrease of the selling expenses and research and development expenses and the increase of general and administrative expenses as discussed below.

Selling expenses

	For the three months ended June 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	2.6	3.3	(0.7)	(21.2)
as a percentage of total sales	3.3%	5.5%		(2.2)

Our selling expenses decreased by $0.7 million, or 21.2%, to $2.6 million for the three months ended June 30, 2015, from $3.3 million for the same period in 2014. As a percentage of sales, our selling expenses for the three months ended June 30, 2015 decreased by 2.2% to 3.3%, from 5.5% for the same period in 2014. The decrease was mainly due to the decreased selling expense of placenta polypeptide for the three months ended June 30, 2015 as compared to the same period in 2014. We shifted to utilizing internal resources for our promotional efforts, instead of engaging a third-party service provider to promote sales of placenta polypeptide products, and did not renew the third-party engagement upon its expiration in May 2014.

General and administrative expenses

	For the three months ended June 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	8.1	7.1	1.0	14.1
as a percentage of total sales	10.3%	11.8%		(1.5)

Our general and administrative expenses increased by $1.0 million, or 14.1%, to $8.1 million for the three months ended June 30, 2015, from $7.1 million for the same period in 2014. General and administrative expenses as a percentage of sales decreased by 1.5% to 10.3% for the three months ended June 30, 2015, from 11.8% for the same period in 2014. The increase in general and administrative expenses was mainly due to the increase of share-based compensation expenses.

Research and development expenses

	For the three months ended June 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	1.0	1.8	(0.8)	(44.4)
as a percentage of total sales	1.3%	3.1%		(1.8)

In May 2015, we received a government grant of $0.9 million and recognized it as a reduction of research and development expenses. Excluding this impact, our research and development expenses remained stable for the three months ended June 30, 2015 as compared to the same period in 2014. As a percentage of total sales, our research and development expenses, excluding the impact of the government grant, decreased by 0.7% to 2.4% for the three months ended June 30, 2015 from 3.1% for the same period in 2014.

Income tax

	For the three months ended June 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax	6.1	4.5	1.6	35.6
as a percentage of total sales	7.7%	7.5%		0.2

Our provision for income taxes increased by $1.6 million, or 35.6%, to $6.1 million for the three months ended June 30, 2015, from $4.5 million for the same period in 2014. Our effective income tax rates were 15.2% and 14.4% for the three months ended June 30, 2015 and 2014, respectively. The statutory tax rate applicable to our major operating subsidiaries in the PRC for 2015 and 2014 is 15.0%.

Comparison of Six Months Ended June 30, 2015 and June 30, 2014

The following table sets forth key components of our results of operations in thousands of U.S. dollars for the periods indicated.

	For the six months ended June 30,
	2015		2014
	Amount	% of Total Sales	Amount	% of Total Sales
	(U.S. dollars in thousands, except percentage and per share data)
Sales	149,423	100.0	116,341	100.0
Cost of sales	51,516	34.5	36,636	31.5
Gross margin	97,907	65.5	79,705	68.5
Operating expenses:
Selling expenses	4,555	3.0	5,612	4.8
General and administrative expenses	15,975	10.7	14,329	12.3
Research and development expenses	2,389	1.6	2,912	2.5
Total operating expenses	22,919	15.3	22,853	19.6
Income from operations	74,988	50.2	56,852	48.9
Other income (expenses):
Equity in (loss) income of an equity method investee	(761)	(0.5)	1,861	1.6
Interest expense	(1,433)	(1.0)	(1,484)	(1.3)
Interest income	2,843	2.0	3,320	2.8
Total other income, net	649	0.5	3,697	3.1
Earnings before income tax expense	75,637	50.7	60,549	52.0
Income tax expense	11,740	7.9	9,825	8.4
Net income	63,897	42.8	50,724	43.6
Less: Net income attributable to noncontrolling interest	14,011	9.4	12,725	10.9
Net income attributable to the Company	49,886	33.4	37,999	32.7
Net income per share of common stock
Basic	1.96		1.55
Diluted	1.86		1.47

Sales

Our sales increased by $33.1 million, or 28.5%, to $149.4 million for the six months ended June 30, 2015, compared to $116.3 million for the same period in 2014. Such increase of sales was mainly due to the increase in sales volume in major plasma-based products and placenta polypeptide.

The following table summarizes the breakdown of sales by significant types of product:

	For the six months ended June 30,				Change
	2015		2014
	Amount	%	Amount	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human albumin	55.1	36.9	44.3	38.1	10.8	24.4
Immunoglobulin products:
IVIG	66.9	44.8	47.0	40.4	19.9	42.3
Other immunoglobulin products	11.0	7.4	13.3	11.4	(2.3)	(17.3)
Placenta polypeptide	12.3	8.2	9.7	8.3	2.6	26.8
Others	4.1	2.7	2.0	1.8	2.1	105.0
Totals	149.4	100.0	116.3	100.0	33.1	28.5

During the six months ended June 30, 2015 as compared to the six months ended June 30, 2014:

•	the average price for our approved human albumin products, which accounted for 36.9% of our total sales for the six months ended June 30, 2015, increased by approximately 1.5% and 1.4% in USD term and RMB term, respectively; and

•	the average price for our approved IVIG products, which accounted for 44.8% of our total sales for the six months ended June 30, 2015, increased by 2.5% and 2.3% in USD term and RMB term, respectively.

The average sales price increase of our human albumin products and IVIG products was mainly due to the combined effect of the reduced VAT rate and our sales effort to increase market shares in tier-one cities and new markets. On the one hand, the VAT rate on sales of plasma products was reduced from 6% to 3%, effective on July 1, 2014. The reduction in the VAT rate had a positive impact on our sales prices as our sales are recognized as the invoiced price of the products sold minus VAT. All other factors being equal, the reduction in the VAT rate had the effect of increasing our sales price of plasma products by 2.9%. On the other hand, to improve brand recognition, we increased the market share of our human albumin products and IVIG products in tier-one cities and new markets through distributors by lowering the invoiced prices during the six months ended June 30, 2015. The recently announced price ceiling removal, effective on June 1, 2015, did not have a meaningful impact on the average sales prices of our products yet.

The sales volume of our human albumin products increased by 22.6% for the six months ended June 30, 2015 as compared to the same period in 2014, as a result of the increased sales volume at Shandong Taibang and Guizhou Taibang. Guizhou Taibang resumed production in March 2014 but did not ship its first batch of products for sales until July 2014 after the completion of government batch approval.

The sales volume of our IVIG products increased by 39.0% for the six months ended June 30, 2015 as compared to the same period in 2014. The increase in sales volume of IVIG was primarily due to the increased sales through distributors in tier-one cities and new markets supported by the increased output following the production resumption at Guizhou Taibang. Further, in anticipation of a favorable market environment and our increased sales capabilities this year, we reserved a large volume of the prior years’ IVIG pastes to be processed and sold in early 2015, which also contributed to our increased sales volume during the six months ended June 30, 2015.

The sales decrease of other immunoglobulin products in the six months ended June 30, 2015 as compared to the same period in 2014 was mainly attributable to the decrease in sales volume of human rabies immunoglobulin products. The decrease in sales volume of human rabies immunoglobulin was primarily a result of decreased production volume during this period. We adjusted the supply of various hyper-immune vaccinated plasma and their production in response to the market demand.

The sales increase of placenta polypeptide products was mainly in line with the volume increase for the six months ended June 30, 2015 as compared to the same period in 2014. The sales volume of placenta polypeptide products increased by 24.3% for the six months ended June 30, 2015 as compared to the same period in 2014. This increase was due to the ramp-up of placenta polypeptide at Guizhou Taibang after its receipt of the GMP certification for the upgraded production facilities in January 2014.

Cost of sales and gross profit

	For the six months ended June 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	51.5	36.6	14.9	40.7
as a percentage of total sales	34.5%	31.5%		3.0
Gross Profit	97.9	79.7	18.2	22.8
Gross Margin	65.5%	68.5%		(3.0)

Our cost of sales was $51.5 million, or 34.5% of our sales for the six months ended June 30, 2015, as compared to $36.6 million, or 31.5% of our sales for the same period in 2014. Our gross profit was $97.9 million and $79.7 million for the six months ended June 30, 2015 and 2014, respectively, representing gross margins of 65.5% and 68.5%, respectively. Our cost of sales and gross margin are affected by the volume and pricing of our sold products, raw material costs, production mix and respective yields, inventory provisions, production cycles and routine maintenance costs.

The increase in cost of sales in the six month ended June 30, 2015 as compared to the same period in 2014 was generally in line with the increases in sales volume and cost of plasma. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors consistent with the industry practice. We expected the nutrition fees to be paid to donors continue to increase as a result of improving living standards in China. Consequently, future improvements on margins will need to be derived from increases in product pricing and volume, product mix, yields and manufacturing efficiency. The increase in cost of sales as a percentage of sales for the six month ended June 30, 2015 as compared to the same period in 2014 was mainly due to the increase in cost of plasma partially offset by the change of our product mix to include products with higher margins.

Operating expenses

	For the six months ended June 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	23.0	22.9	0.1	0.4
as a percentage of total sales	15.3%	19.6%		(4.3)

Our total operating expenses increased by $0.1 million, or 0.4%, to $23.0 million for the six months ended June 30, 2015, from $22.9 million for the same period in 2014. As a percentage of sales, total expenses decreased by 4.3% to 15.3% for the six months ended June 30, 2015, from 19.6% for the same period in 2014. The increase of the total operating expenses was a combined effect of the decrease of the selling expenses and research and development expenses and the increase of the general and administrative expenses as discussed below.

Selling expenses

	For the six months ended June 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	4.6	5.6	(1.0)	(17.9)
as a percentage of total sales	3.0%	4.8%		(1.8)

Our selling expenses decreased by $1.0 million, or 17.9%, to $4.6 million for the six months ended June 30, 2015, from $5.6 million for the same period in 2014. As a percentage of sales, our selling expenses for the six months ended June 30, 2015 decreased by 1.8% to 3.0%, from 4.8% for the same period in 2014. The decrease was mainly due to the decreased selling expense of placenta polypeptide for the six months ended June 30, 2015 as compared to the same period in 2014. We shifted to utilizing internal resources for our promotional efforts, instead of engaging a third-party service provider to promote sales of placenta polypeptide products, and did not renew the third-party engagement upon its expiration in May 2014.

General and administrative expenses

	For the six months ended June 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	16.0	14.3	1.7	11.9%
as a percentage of total sales	10.7%	12.3%		(1.6)

Our general and administrative expenses increased by $1.7 million, or 11.9%, to $16.0 million for the six months ended June 30, 2015, from $14.3 million for the same period in 2014. General and administrative expenses as a percentage of sales decreased by 1.6% to 10.7% for the six months ended June 30, 2015, from 12.3% for the same period in 2014. The increase in general and administrative expenses was mainly due to the increase of share-based compensation expenses.

Research and development expenses

	For the six months ended June 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	2.4	2.9	(0.5)	(17.2)
as a percentage of total sales	1.6%	2.5%		(0.9)

In May 2015, we received a government grant of $0.9 million and recognized it as a reduction of research and development expenses. Excluding this impact, our research and development expenses increased by $0.4 million, or 13.8%, for the six months ended June 30, 2015 as compared to the same period in 2014. As a percentage of total sales, our research and development expenses, excluding the impact of the government grant, decreased by 0.3% to 2.2% for the six months ended June 30, 2015 from 2.5% for the same period in 2014. The increase in research and development expenses was mainly due to the expenditure paid for certain clinical trial programs for the six months ended June 30, 2015.

Income tax

	For the six months ended June 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax	11.7	9.8	1.9	19.4
as a percentage of total sales	7.9%	8.4%		(0.5)

Our provision for income taxes increased by $1.9 million, or 19.4%, to $11.7 million for the six months ended June 30, 2015, from $9.8 million for the same period in 2014. Our effective income tax rates were 15.5% and 16.2% for the six months ended June 30, 2015 and 2014, respectively. The statutory tax rate applicable to our major operating subsidiaries in the PRC for 2015 and 2014 is 15.0%. We no longer accrue dividend withholding income tax in respect of Shandong Taibang since 2015 due to internal corporate restructuring, which contributed to the decrease in effective income tax rate.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by bank borrowings and equity contributions by our stockholders. As of June 30, 2015, we had $106.6 million in cash and cash equivalents, primarily consisting of cash on hand and demand deposits, and $72.2 million in time deposits.

The following table provides the summary of our cash flows for the periods indicated:

	For the six months ended June 30,
	2015	2014
	(U.S. dollars in millions)
Net cash provided by operating activities	34.6	39.0
Net cash used in investing activities	(20.1)	(3.0)
Net cash provided by (used in) financing activities	12.0	(76.2)
Effects of exchange rate change on cash	(0.7)	(0.7)
Net increase (decrease) in cash and cash equivalents	25.8	(40.9)
Cash and cash equivalents at beginning of the period	80.8	144.1
Cash and cash equivalents at end of the period	106.6	103.2

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 was $34.6 million, as compared to $39.0 million for the same period in 2014. The decrease in net cash provided by operating activities was primarily due to the increase in accounts receivable and inventories for the six months ended June 30, 2015 as compared to the same period in 2014, partially offset by the increase in net income and accounts payable. Accounts receivable increased by $18.8 million during the six months ended June 30, 2015, as compared to $7.5 million during the same period in 2014, primarily due to the extended credit terms granted to certain top-tier hospitals and human rabies immunoglobulin distributors. In 2015, in an effort to help penetrate new markets, we granted credit terms of up to six months to certain trustworthy, top-tier hospitals. Additionally, we adjusted our sales strategy for human rabies immunoglobulin by granting credit terms of up to six months to certain qualified distributors to assist in their bidding efforts with provincial centers for disease control and prevention. Inventories increased by $25.3 million during the six months ended June 30, 2015, as compared to $6.9 million during the same period in 2014. Accounts payable increased by $10.1 million during the six months ended June 30, 2015, as compared to a decrease of $0.4 million during the same period in 2014. The increase in both inventories and accounts payable was mainly due to the purchase of approximately 103 tonnes of source plasma and approximately 38 tonnes of plasma pastes from Xinjiang Deyuan Bioengineering Co., Ltd., or Xinjiang Deyuan, for a consideration of approximately RMB139 million (approximately US$22.6 million) in June 2015.

Investing Activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment, intangibles and purchase of time deposits.

Net cash used in investing activities for the six months ended June 30, 2015 was $20.1 million, as compared to $3.0 million for the same period in 2014. During the six months ended June 30, 2015 and 2014, we paid $20.7 million and $11.5 million, respectively, for the acquisition of property, plant and equipment, intangible assets and land use right for Shandong Taibang and Guizhou Taibang. During the six months ended June 30, 2014, we received a refund of deposit of $1.6 million from the local government due to a decrease in the size of a land parcel that was granted to us in Guizhou, and received $6.6 million upon the maturity of a time deposit.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $12.0 million, as compared to net cash used in financing activities of $76.2 million for the same period in 2014. The net cash provided by financing activities for the six months ended June 30, 2015 mainly consisted of net proceeds of $80.6 million from a follow-on offering of the Company’s stock in June 2015 and proceeds of $32.0 million from the maturity of a deposit used as security for short-term bank loan, partially offset by repayments of bank loans totaling $97.9 million and a dividend of $3.7 million held in escrow by a trial court in connection with disputes with a minority shareholder of Guizhou Taibang. The net cash used in financing activities for the six months ended June 30, 2014 mainly consisted of a payment of $70.0 million for share repurchase, a deposit of $72.3 million as cash collateral for certain long-term bank loans, a repayment of $4.9 million on a short-term bank loan, and a dividend of $1.4 million paid by our subsidiaries to the noncontrolling interest shareholders, partially offset by proceeds of $70.0 million from certain long-term bank loans and proceeds of $1.6 million from the exercise of stock options.

Management believes that the Company has sufficient cash on hand and will continue to have positive cash inflow for its operations from the sale of its products in the PRC market.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of June 30, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
	(U.S. dollars in millions)
Operating lease commitment	0.6	0.4	-	-	0.2
Capital commitment	18.7	16.8	1.9	-	-
Total	19.3	17.2	1.9	-	0.2

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

Foreign Exchange Risk

All of our consolidated revenues and consolidated costs and majority of expenses are denominated in RMB. All of our assets are denominated in RMB, except certain cash balances. However, our reporting currency is U.S. dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against the U.S. dollars, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of stockholders’ equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States, Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong, or China Deposit Insurance Scheme insured limits for the banks located in the PRC. Total cash at banks and restricted cash deposits as of June 30, 2015 and December 31, 2014 amounted to $178.5 million and $184.2 million, respectively, $3.0 million and $0.1 million of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash at banks and deposits.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 36.9% and 44.8% of the total sales for the six months ended June 30, 2015, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. David (Xiaoying) Gao and our Chief Financial Officer, Mr. Ming Yang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2015. Based on that evaluation, Mr. Gao and Mr. Yang concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2013, Jie’an brought a third lawsuit against Guizhou Taibang, requesting Guizhou Taibang to register 1.8 million shares under its name with the local AIC. In July 2014, the trial court denied Jie’an’s request to register such shares. Despite the denial of Jie’an’s share registration request, the trial court, however, in its ruling, ordered Guizhou Taibang to pay accumulated dividends of RMB13.8 million (approximately $2.3 million) associated with these shares and the related interest expenses to Jie’an. Guizhou Taibang and Jie’an subsequently filed a cross-appeal. In December 2014, the appellate court ruled in favor of Jie’an supporting its request to register 1.8 million shares and ordered Guizhou Taibang to pay Jie’an its share of accumulated dividends of RMB18.3 million (approximately $3.0 million) associated with these shares plus the related interest expenses to Jie’an. In the first half of 2015, Guizhou Taibang paid an aggregate of RMB22.6 million (approximately $3.7 million) to the trial court held in escrow pending further appeal of this case. Guizhou Taibang appealed to the High Court of Guizhou, which accepted our appeal and stayed the enforcement procedures at the trial court in June 2015.

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

If the pending cases with Jie’an are ultimately ruled in Jie’an’s favor, our ownership interest in Guizhou Taibang may be diluted to 71% and Jie’an may be entitled to receive accumulated dividends of RMB18.3 million (approximately $3.0 million), being its claimed share of Guizhou Taibang’s accumulated dividend distributions associated with the 1.8 million shares, and the related interest expenses from Guizhou Taibang. As of June 30, 2015, the Company had maintained, on its balance sheet, payables to Jie’an in the amounts of RMB5.0 million (approximately $0.8 million) as received funds in respect of the 1.8 million shares in dispute, RMB1.4 million (approximately $0.2 million) for the over-paid subscription price paid by Jie’an and RMB3.5 million (approximately $0.6 million) for the accrued interest. As these cases are closely interlinked to the outcome of the disputes with certain individual investor described below, based on our PRC litigation counsel’s assessment, we do not expect Jie’an to prevail.

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

In October 2010, the trial court denied such individual investor’s right as shareholders of Guizhou Taibang and his entitlement to share the dividends, which ruling was reaffirmed after a re-trial by the same trial court in December 2012. After such ruling, Guizhou Taibang attempted to return the originally received fund of RMB34.2 million (approximately $5.6 million) to such investor by wiring the fund back to his bank account but was unable to do so due to the closure of his bank account. Another investor, however, accepted the returned fund of RMB11.2 million (approximately $1.8 million) from Guizhou Taibang in November 2010. In 2013, the same individual investor appealed the case to the PRC Supreme Court, which also denied his claims for shareholder status in Guizhou Taibang and the related dividend distribution and accrued interest in September 2013. Such investor subsequently attempted to seek for a re-trial by the PRC Supreme Court, which request was denied by the PRC Supreme Court in January 2014. He then applied to the PRC Supreme Procuratorate to request for a review of the PRC Supreme Court’s decision and seek an appeal by the PRC Supreme Procuratorate to the PRC Supreme Court for an ultimate re-trial on his behalf. In July 2015, the PRC Supreme Procuratorate rejected his request for review.

As of June 30, 2015, Guizhou Taibang had maintained, on its balance sheet, payables to the investors of RMB34.2 million (approximately $5.6 million) as originally received funds from such individual investor in respect of the shares in dispute, RMB16.8 million (approximately $2.8 million) for the interest expenses, and RMB0.3 million (approximately $55,876) for the 1% penalty imposed by the Equity Purchase Agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended June 30, 2015 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during this period. No repurchases of our common stock were made during the three months ended June 30, 2015.

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

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that “Santander UK holds frozen savings and current accounts for two customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant throughout the first half of 2015. No revenue has been generated by Santander UK on these accounts.”

“An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continues to receive repayment installments. In the first half of 2015, total revenue in connection with the mortgage was approximately £1,780 while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during the first half of 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Group in connection with the investment accounts was approximately £120 while net profits in the first quarter of 2015 were negligible relative to the overall profits of Banco Santander, S.A.”

ITEM 6.    EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2015	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ming Yang
Ming Yang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed by the Company on August 5, 2014).
3.2	Third Amended and Restated Bylaws of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed by the Company on August 5, 2014).
10.1	Summary translation of the Cooperation Agreement dated September 30, 2014 made by and between Guizhou Taibang and Xinjiang Deyuan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on April 16, 2015).
10.2	Summary translation of the Supplemental Agreement dated April 16, 2015 made by and between Guizhou Taibang and Xinjiang Deyuan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on April 16, 2015).
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data filed pursuant to Rule 405 of Regulation S-T.

