Form 10-Q
period 2015-09-30
China Biologic Products, Inc.
filed 2015-11-03
CIK 1369868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	26,530,249

Quarterly Report on Form 10-Q

Three and Nine Months Ended September 30, 2015

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2015	December 31, 2014
		USD	USD
ASSETS
Current Assets
Cash and cash equivalents		142,660,409	80,820,224
Restricted cash deposits	6	-	63,677,610
Time deposits	6	38,822,808	-
Accounts receivable, net of allowance for doubtful accounts	2	34,418,937	19,402,820
Inventories	3	122,998,681	101,304,932
Prepayments and other current assets, net of allowance for doubtful accounts		25,063,917	14,781,658
Total Current Assets		363,964,752	279,987,244

Property, plant and equipment, net	4	96,991,796	80,230,888
Land use rights, net		15,162,367	11,909,136
Deposits related to land use rights	5	12,322,732	12,792,355
Restricted cash and cash deposits, excluding current portion	6	-	40,230,250
Equity method investment		9,073,773	18,221,777
Loan receivable	7	28,296,000	-
Other non-current assets		2,948,377	3,475,442
Total Assets		528,759,797	446,847,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term bank loans, including current portion of long-term bank loans	8	-	57,902,600
Accounts payable		5,299,128	4,829,350
Other payables and accrued expenses		53,478,778	49,692,757
Income tax payable		7,523,273	8,257,133
Total Current Liabilities		66,301,179	120,681,840

Long-term bank loans, excluding current portion	8	-	40,000,000
Deferred income		4,750,977	2,765,024
Other liabilities		8,031,697	8,138,498
Total Liabilities		79,083,853	171,585,362

Stockholders’ Equity
Common stock:
par value $0.0001;
100,000,000 shares authorized;
28,784,953 and 27,865,871 shares issued at September 30, 2015 and December 31, 2014, respectively;
26,530,249 and 24,806,167 shares outstanding at September 30, 2015 and December 31, 2014, respectively		2,878	2,787
Additional paid-in capital		99,518,736	24,008,281
Treasury stock: 2,254,704 and 3,059,704 shares at September 30, 2015 and December 31, 2014, respectively, at cost		(56,425,094)	(76,570,621)

Retained earnings		317,424,372	244,661,391
Accumulated other comprehensive income		7,600,294	19,985,189
Total equity attributable to China Biologic Products, Inc.		368,121,186	212,087,027

Noncontrolling interest		81,554,758	63,174,703

Total Stockholders’ Equity		449,675,944	275,261,730

Commitments and contingencies	7 and 13	-	-

Total Liabilities and Stockholders’ Equity		528,759,797	446,847,092

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the three months ended		For the nine months ended
	Note	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
		USD	USD	USD	USD
Sales	12	78,750,577	68,923,830	228,173,360	185,264,391
Cost of sales		27,944,878	22,356,577	79,461,079	58,991,724
Gross profit		50,805,699	46,567,253	148,712,281	126,272,667

Operating expenses
Selling expenses		2,674,434	2,420,971	7,229,782	8,032,632
General and administrative expenses		11,510,981	7,733,867	27,485,566	22,063,291
Research and development expenses		1,595,140	1,788,286	3,984,447	4,700,647
Income from operations		35,025,144	34,624,129	110,012,486	91,476,097

Other income (expenses)
Equity in (loss) income of an equity method investee		(376,260)	(84,516)	(1,137,560)	1,776,063
Interest expense		(101,290)	(1,048,177)	(1,533,971)	(2,532,341)
Interest income		1,383,142	1,722,967	4,227,124	5,043,169
Total other income, net		905,592	590,274	1,555,593	4,286,891

Earnings before income tax expense		35,930,736	35,214,403	111,568,079	95,762,988

Income tax expense	9	6,052,353	7,007,650	17,792,164	16,832,025

Net income		29,878,383	28,206,753	93,775,915	78,930,963

Less: Net income attributable to noncontrolling interest		7,001,833	8,146,687	21,012,934	20,872,271

Net income attributable to China Biologic Products, Inc.		22,876,550	20,060,066	72,762,981	58,058,692

Net income per share of common stock:	14
Basic		0.86	0.80	2.81	2.35
Diluted		0.82	0.76	2.68	2.24
Weighted average shares used in computation:	14
Basic		25,992,776	24,548,042	25,280,538	24,325,752
Diluted		27,056,215	25,787,106	26,488,730	25,568,515

Net income		29,878,383	28,206,753	93,775,915	78,930,963

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes		(15,704,961)	(125,450)	(15,095,718)	(2,714,890)

Comprehensive income		14,173,422	28,081,303	78,680,197	76,216,073

Less: Comprehensive income attributable to noncontrolling interest		4,015,428	8,081,309	18,302,111	20,327,295

Comprehensive income attributable to China Biologic Products, Inc.		10,157,994	19,999,994	60,378,086	55,888,778

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

						Accumulated	Equity
	Common stock		Additional			other	attributable
	Number of		paid-in	Retained	Treasury	comprehensive	to China Biologic	Noncontrolling
	shares	Par value	capital	earnings	Stock	income	Products, Inc.	interest	Total equity
		USD	USD	USD	USD	USD	USD	USD	USD
Balance as of January 1, 2015	27,865,871	2,787	24,008,281	244,661,391	(76,570,621)	19,985,189	212,087,027	63,174,703	275,261,730

Net income	-	-	-	72,762,981	-	-	72,762,981	21,012,934	93,775,915
Other comprehensive income	-	-	-	-	-	(12,384,895)	(12,384,895)	(2,710,823)	(15,095,718)
Share-based compensation	-	-	7,640,894	-	-	-	7,640,894	-	7,640,894
Excess tax benefits from stock option exercises	-	-	210,737	-	-	-	210,737	77,944	288,681
Common stock issued in connection with:
- Exercise of stock options	732,957	73	7,220,410	-	-	-	7,220,483	-	7,220,483
- Vesting of restricted shares	186,125	18	(18)	-	-	-	-	-	-
Reissuance of treasury stock	-	-	60,438,432	-	20,145,527	-	80,583,959	-	80,583,959
Balance as of September 30, 2015	28,784,953	2,878	99,518,736	317,424,372	(56,425,094)	7,600,294	368,121,186	81,554,758	449,675,944

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDESENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30, 2015	September 30, 2014
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	93,775,915	78,930,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,103,812	5,136,783
Amortization	637,301	558,991
Loss on sale of property, plant and equipment and land use rights	363,857	152,638
Allowance (Reversal) for doubtful accounts - accounts receivable	35,162	(24,462)
Allowance for doubtful accounts - other receivables and prepayments	793	-
Write-down of obsolete inventories	16,650	9,092
Deferred tax expense	(55,232)	934,986
Share-based compensation	7,640,894	3,331,299
Equity in loss (income) of an equity method investee	1,137,560	(1,776,063)
Excess tax benefits from share-based compensation arrangements	(288,681)	(760,869)
Change in operating assets and liabilities:
Accounts receivable	(16,229,405)	(7,510,078)
Prepayment and other current assets	742,586	(8,602,273)
Inventories	(26,058,886)	(8,705,670)
Accounts payable	659,077	396,647
Other payables and accrued expenses	4,240,643	358,075
Deferred income	(284,053)	(149,296)
Income tax payable	(170,407)	1,827,163
Net cash provided by operating activities	72,267,586	64,107,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for property, plant and equipment	(26,310,114)	(13,925,010)
Payment for intangible assets and land use right	(4,199,308)	(2,834,220)
Refund of deposits related to land use right	-	1,635,200
Proceeds upon maturity of time deposit	-	6,608,612
Proceeds from sale of property, plant and equipment and land use rights	741,980	216,071
Long-term loan lent to a third party	(28,450,202)	-
Receipt of government grants related to property and equipment	2,452,864	-
Net cash used in investing activities	(55,764,780)	(8,299,347)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the nine months ended
	September 30, 2015	September 30, 2014
	USD	USD
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercised	7,220,483	2,258,285
Proceeds from short-term bank loans	-	44,500,340
Repayment of bank loans	(97,910,360)	(38,605,600)
Proceeds from long-term bank loans	-	70,000,000
Payment for deposit as security for long-term bank loans	-	(72,290,922)
Payment for deposit as security for short-term bank loan	-	(31,881,083)
Maturity of deposit as security for long-term bank loans	-	30,370,670
Maturity of deposit as security for short-term bank loans	63,152,258	-
Payment for share repurchase	-	(70,000,000)
Excess tax benefits from share-based compensation arrangements	288,681	760,869
Dividend paid by subsidiaries to noncontrolling interest shareholders	-	(6,035,226)
Net proceeds from reissuance of treasury stock	80,583,959	33,212,518
Acquisition of noncontrolling interest	-	(86,830,499)
Dividend to the trial court to be held in escrow as to dispute with Jie'an	(3,690,814)	-
Net cash provided by (used in) financing activities	49,644,207	(124,540,648)

EFFECTS OF FOREIGN EXCHANGE RATE CHANGE ON CASH	(4,306,828)	(827,626)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61,840,185	(69,559,695)

Cash and cash equivalents at beginning of period	80,820,224	144,138,487

Cash and cash equivalents at end of period	142,660,409	74,578,792

Supplemental cash flow information
Cash paid for income taxes	18,073,863	14,098,003
Cash paid for interest expense	1,426,883	2,108,667
Noncash investing and financing activities:
Acquisition of property, plant and equipment included in payables	1,990,043	2,988,146

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 AND 2014

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2015, the results of operations for the three and nine months ended September 30, 2015 and 2014, changes in equity for the nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014, have been made. All significant intercompany transactions and balances are eliminated on consolidation.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment and intangibles with definite lives, the allowances for doubtful accounts, the fair value determinations of equity instruments and stock compensation awards, the realizability of deferred tax assets and inventories, the recoverability of intangible assets, land use rights, property, plant and equipment, equity method investment and loan receivable, and accruals for income tax uncertainties and other contingencies.

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

Total cash at banks and deposits as of September 30, 2015 and December 31, 2014 amounted to $180,421,395 and $184,186,306, respectively, of which $3,183,981 and $86,744 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

The Company’s two major products are human albumin and human immunoglobulin for intravenous injection (“IVIG”). Human albumin accounted for 38.7% and 38.3% of the total sales for the three months ended September 30, 2015 and 2014, respectively, and 37.5% and 38.1% of the total sales for the nine months ended September 30, 2015 and 2014, respectively. IVIG accounted for 41.4% and 41.7% of the total sales for the three months ended September 30, 2015 and 2014, and 43.6% and 40.9% of the total sales for the nine months ended September 30, 2015 and 2014, respectively. If the market demands for human albumin and IVIG cannot be sustained in the future or the price of human albumin and IVIG decreases, the Company’s operating results could be adversely affected.

Substantially all of the Company’s customers are located in the PRC. There were no customers that individually comprised 10% or more of the total sales during the three months and nine months ended September 30, 2015 and September 30, 2014. There was no customer represented more than 10% of accounts receivables as at September 30, 2015 and December 31, 2014, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There was one supplier that comprised 10% or more of the total purchases for the three months and nine months ended September 30, 2015. No supplier that comprised 10% or more of the total purchases for the three months and nine months ended September 30, 2014, respectively. No vendors individually represented more than 10% of accounts payable at September 30, 2015 and December 31, 2014, respectively.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	USD	USD
Accounts receivable	34,871,779	19,836,768
Less: Allowance for doubtful accounts	(452,842)	(433,948)
Total	34,418,937	19,402,820

The activity in the allowance for doubtful accounts for the nine months ended September 30, 2015 and 2014 are as follows:

	For the nine months ended
	September 30, 2015	September 30, 2014
	USD	USD
Beginning balance	433,948	460,689
Provisions	35,162	6,211
Recoveries	-	(30,673)
Write-offs	-	-
Foreign currency translation adjustment	(16,268)	(3,344)
Ending balance	452,842	432,883

NOTE 3 – INVENTORIES

Inventories at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	USD	USD
Raw materials	54,257,875	52,010,104
Work-in-process	34,125,283	22,128,405
Finished goods	34,615,523	27,166,423
Total	122,998,681	101,304,932

No inventory write-down was recorded during the three months ended September 30, 2015 and 2014, respectively. An inventory write-down of $16,650 and $9,092 was recorded during the nine months ended September 30, 2015 and 2014, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	USD	USD
Buildings	33,707,089	32,375,433
Machinery and equipment	59,398,568	58,946,498
Furniture, fixtures, office equipment and vehicles	8,529,863	8,230,842
Total property, plant and equipment, gross	101,635,520	99,552,773
Accumulated depreciation	(34,663,044)	(30,779,714)
Total property, plant and equipment, net	66,972,476	68,773,059
Construction in progress	17,581,677	10,237,610
Prepayment for property, plant and equipment	12,437,643	1,220,219
Property, plant and equipment, net	96,991,796	80,230,888

Depreciation expense for the three months ended September 30, 2015 and 2014 was $1,980,213, and $1,847,248, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 was $6,103,812 and $5,136,783, respectively.

NOTE 5 – DEPOSITS RELATED TO LAND USE RIGHTS

In 2012, Guizhou Taibang made a refundable payment of RMB83,400,000 (approximately $13,110,480) to the local government in connection with the public bidding for a land use right in Guizhou Province. Given the decrease of the land area to be provided by the local government, RMB13,000,000 (approximately $2,043,600) and RMB 10,000,000 (approximately $1,572,000) was refunded by the local government in December 2013 and January 2014, respectively. The remaining deposits will be refunded within one year following the completion of the bidding process.

NOTE 6 – RESTRICTED CASH DEPOSITS

In February 2014, the Company made time deposits of RMB246,500,000 (approximately $38,749,800) and RMB194,600,000 (approximately $30,591,120) with CMB BJ Branch as a security for a 24-month $40,000,000 loan and an 18-month $30,000,000 loan respectively lent by CMB NY Branch (see Note 8). Upon the repayments of these two bank loans in June 2015, these two time deposits were released from the guarantee. In August 2015, time deposit of RMB194,600,000 (approximately $30,591,120) matured.

In August 2014, the Company made a time deposit of RMB196,300,000 (approximately $30,858,360) with CMB BJ Branch as a security for a 6-month RMB194,000,000 (approximately $30,496,800) loan lent by CMB BJ Branch (see Note 8). In February 2015, the Company repaid the loan and the time deposit matured accordingly.

NOTE 7 – LOAN RECEIVABLE

In August 2015, the Company entered into a cooperation agreement with Xinjiang Deyuan Bioengineering Co., Ltd. (“Xinjiang Deyuan”) and the controlling shareholder of Xinjiang Deyuan. Pursuant to the agreement, Guizhou Taibang agreed to provide Xinjiang Deyuan with interest-bearing loans at an interst rate of 6% per annum with an aggregate principal amount of RMB300,000,000 (approximately $47,160,000). The loans are due July 31, 2018 and secured by a pledge of Deyuan Shareholder’s 58.02% equity interest in Xinjiang Deyuan. Interest will be paid on the 20th day of the last month of each quarter. In September 2015, RMB180,000,000 (approximately $28,296,000) was lent to Xinjiang Deyuan and the remaining RMB120,000,000 (approximately $18,864,000) will be lent upon Xinjiang Deyuan’s request.

Interest income of $28,796 was accrued by Guizhou Taibang for the three and nine months ended September 30, 2015.

NOTE 8 – BANK LOANS

(a)	Current

The Company’s bank loans as of September 30, 2015 and December 31, 2014 consisted of the following:

	Maturity	Annual	September 30,	December 31,
Loans	date	interest rate	2015	2014
			USD	USD
Short-term bank loan, secured	February 12, 2015	5.04%	-	31,602,600
Current portion of long-term bank loans	February 3, 2016	See note (b)	-	-
Current portion of long-term bank loans	August 11, 2015	See note (b)	-	26,300,000
Total			-	57,902,600

In August 2014, the Company entered into a credit facility agreement with CMB BJ Branch to finance the acquisition of additional equity interest in Guizhou Taibang. Pursuant to the facility agreement, the Company obtained a 6-month RMB194,000,000 (approximately $30,496,800) loan from CMB BJ Branch secured by a time deposit of RMB196,300,000 (approximately $30,858,360). The Company repaid the loan in February 2015.

Interest expense on short-term bank loans was nil and $394,338 for the three months ended September 30, 2015 and 2014, respectively. Interest expense on short-term bank loans was $191,609 and $600,295 for the nine months ended September 30, 2015 and 2014, respectively.

The Company did not have any revolving line of credit at September 30, 2015.

(b)	Non-current

	September 30, 2015	December 31, 2014
	USD	USD
Long-term bank loans	-	66,300,000
Less: current portion of long-term bank loans	-	26,300,000
Total non-current bank loans	-	40,000,000

The Company entered into a credit facility agreement with CMB NY Branch in February, 2014 to finance the share repurchase. Pursuant to the facility agreement, CMB NY Branch lent to the Company a 24-month $40,000,000 loan and an 18-month $30,000,000 loan, secured by time deposits of RMB246,500,000 (approximately $38,749,800) and RMB194,600,000 (approximately $30,591,120), respectively, held at CMB BJ Branch. Both loans beared an interest rate of 3-month LIBOR plus 1.3% per annum and a facility fee of 1.2% per annum. In July 2014, the Company repaid $3,700,000 out of the 18-month $30,000,000 loan. In June 2015, the Company fully repaid these two bank loans.

NOTE 9 – INCOME TAX

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

The Company’s effective income tax rates were 17% and 20% for the three months ended September 30, 2015 and 2014. The Company’s effective income tax rates were 16% and 18% for the nine months ended September 30, 2015 and 2014, respectively.

As of and for the three months ended September 30, 2015, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits to change significantly within the next 12 months.

NOTE 10 – OPTIONS AND NONVESTED SHARES

Options

A summary of stock options activity for the nine months ended September 30, 2015 is as follow:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
		USD		USD
Outstanding at December 31, 2014	1,432,454	10.16	6.53	81,753,119
Granted	-	-
Exercised	(732,957)	9.85		62,816,924
Forfeited and expired	-	-
Outstanding at September 30, 2015	699,497	10.48	5.48	55,498,542

Vested and expected to vest	699,497	10.48	5.48	55,498,542
Exercisable at September 30, 2015	578,247	10.61	5.18	45,802,179

For the three months ended September 30, 2015 and 2014, the Company recorded stock compensation expense of $243,578 and $394,769, respectively, in general and administrative expenses. For the nine months ended September 30, 2015 and 2014, the Company recorded stock compensation expense of $874,413 and $1,249,663, respectively, in general and administrative expenses.

At September 30, 2015, approximately $892,780 of stock compensation expense with respect to the non-vested stock options is expected to be recognized over approximately 0.92 years.

Nonvested shares

A summary of nonvested shares activity for the nine months ended September 30, 2015 is as follows:

	Number of nonvested shares	Grant date weighted average fair value
		USD
Outstanding at December 31, 2014	552,125	37.78
Granted	313,100	120.62
Vested	(186,125)	34.44
Forfeited	(7,500)	28.80
Outstanding at September 30, 2015	671,600	77.43

For the three months ended September 30, 2015 and 2014, the Company recorded stock compensation expense of $3,363,835 and $974,601 respectively in general and administrative expenses. For the nine months ended September 30, 2015 and 2014, the Company recorded stock compensation expense of $6,766,481 and $2,081,636 respectively in general and administrative expenses.

At September 30, 2015, approximately $49,270,637 of stock compensation expense with respect to nonvested shares is expected to be recognized over approximately 2.90 years.

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

• Loan receivable, restricted cash and cash deposits, excluding current portion – The carrying amounts of loan receivable, restricted cash and cash deposit approximate their fair value. The fair value is estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar borrowing.

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

NOTE 12 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the three months ended September 30, 2015 and 2014 are as follows:

	For the three months ended
	September 30, 2015	September 30, 2014
	USD	USD
Human Albumin	30,442,931	26,367,969
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	32,610,967	28,732,092
Other Immunoglobulin products	4,951,787	4,140,522
Placenta Polypeptide	7,594,093	7,810,546
Others	3,150,799	1,872,701
Total	78,750,577	68,923,830

The Company’s sales by significant types of product for the nine months ended September 30, 2015 and 2014 are as follows:

	For the nine months ended
	September 30, 2015	September 30, 2014
	USD	USD
Human Albumin	85,538,413	70,639,862
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	99,552,008	75,707,888
Other Immunoglobulin products	15,936,561	17,417,328
Placenta Polypeptide	19,882,127	17,545,609
Others	7,264,251	3,953,704
Total	228,173,360	185,264,391

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Commitments

At September 30, 2015, commitments outstanding for the purchase of property, plant and equipment approximated $27,887,651.

At September 30, 2015, commitments outstanding for the purchase of plasma from 2016 to 2018 approximated $90,390,000.

Legal proceedings

Dispute with Jie’an over Certain Capital Injection into Guizhou Taibang

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from qualified strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority shareholder of Guizhou Taibang’s shares, Guizhou Jie’an Company, or Jie’an, did not support the plan and did not waive its right of first refusal. In May 2007, Guizhou Taibang signed an Equity Purchase Agreement with certain alleged strategic investors (who concealed their background), pursuant to which such investors agreed to invest an aggregate of RMB50,960,000 (approximately $8,010,912) in exchange for 21.4% of Guizhou Taibang’s equity interests. Such Equity Purchase Agreement was not approved or ratified by over two-thirds supermajority of Guizhou Taibang’s shareholders, which approval or ratification is required under the PRC Company Law. At the same time, as an existing shareholder, Jie’an also subscribed for 1,800,000 shares, representing its pro rata share of the 20,000,000 shares being offered. In total, Guizhou Taibang received RMB50,960,000 (approximately $8,010,912) from the investors and RMB6,480,000 (approximately $1,018,656) from Jie’an.

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

In December 2013, Jie’an brought a third lawsuit against Guizhou Taibang, requesting Guizhou Taibang to register 1.8 million shares under its name with the local AIC. In July 2014, the trial court denied Jie’an’s request to register such shares. Despite the denial of Jie’an’s share registration request, the trial court, however, in its ruling, ordered Guizhou Taibang to pay accumulated dividends of RMB13,809,197 (approximately $2,170,805) associated with these shares and the related interest expenses to Jie’an. Guizhou Taibang and Jie’an subsequently filed a cross-appeal. In December 2014, the appellate court ruled in favor of Jie’an supporting its request to register 1.8 million shares and ordered Guizhou Taibang to pay Jie’an its share of accumulated dividends of RMB18,339,227 (approximately $2,882,926) associated with these shares plus the related interest expenses to Jie’an. In the first half of 2015, Guizhou Taibang paid an aggregate of RMB22,639,227 (approximately $3,558,886) to the trial court held in escrow pending further appeal of this case. Guizhou Taibang appealed to the High Court of Guizhou in June 2015 which overruled the decision of the appellate court and remanded the case to the trial court for retrial in September 2015.

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

If the pending cases with Jie’an are ultimately ruled in Jie’an’s favor, the ownership interest in Guizhou Taibang may be diluted to 71% and Jie’an may be entitled to receive accumulated dividends of RMB18,339,227 (approximately $2,882,926) , being its claimed share of Guizhou Taibang’s accumulated dividend distributions associated with the 1.8 million shares, and the related interest expenses from Guizhou Taibang. As of September 30, 2015, Guizhou Taibang had maintained, on its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $792,288) as received funds in respect of the 1.8 million shares in dispute, RMB1,440,000 (approximately $226,368) for the over-paid subscription price paid by Jie’an and RMB3,604,069 (approximately $566,560) for the accrued interest. As these cases are closely interlinked to the outcome of the disputes with certain individual investor described below, based on its PRC litigation counsel’s assessment, the Company does not expect Jie’an to prevail.

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

In October 2010, the trial court denied such individual investor’s right as shareholders of Guizhou Taibang and his entitlement to share the dividends, which ruling was reaffirmed after a re-trial by the same trial court in December 2012. After such ruling, Guizhou Taibang attempted to return the originally received fund of RMB34,160,000 (approximately $5,369,952)to such investor by wiring the fund back to his bank account but was unable to do so due to the closure of his bank account. Another investor, however, accepted the returned fund of RMB11,200,000 (approximately $1,760,640) from Guizhou Taibang in November 2010. In 2013, the same individual investor appealed the case to the PRC Supreme Court, which also denied his claims for shareholder status in Guizhou Taibang and the related dividend distribution and accrued interest in September 2013. Such investor subsequently attempted to seek a re-trial by the PRC Supreme Court, which request was denied by the PRC Supreme Court in January 2014. He then applied to the PRC Supreme Procuratorate to request for a review of the PRC Supreme Court’s decision and seek an appeal by the PRC Supreme Procuratorate to the PRC Supreme Court for an ultimate re-trial on his behalf. In July 2015, the PRC Supreme Procuratorate rejected his request for review.

As of September 30, 2015, Guizhou Taibang had maintained, on its balance sheet, payables to the investors of RMB34,160,000 (approximately $5,369,952) as originally received funds from such individual investor in respect of the shares in dispute, RMB17,263,425 (approximately $2,713,810) for the interest expenses, and RMB341,600 (approximately $53,670) for the 1% penalty imposed by the Equity Purchase Agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor.

NOTE 14 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the three months ended
	September 30, 2015	September 30, 2014
	USD	USD

Net income attributable to China Biologic Products, Inc.	22,876,550	20,060,066
Earnings allocated to participating nonvested shares	(572,297)	(342,190)
Net income used in basic/diluted net income per common stock	22,304,253	19,717,876

Weighted average shares used in computing basic net income per common stock	25,992,776	24,548,042
Diluted effect of stock options	1,063,439	1,239,064
Weighted average shares used in computing diluted net income per common stock	27,056,215	25,787,106

Net income per common stock – basic	0.86	0.80
Net income per common stock – diluted	0.82	0.76

During the three months ended September 30, 2015 and 2014, no option was antidilutive or excluded from the calculation of diluted net income per common stock.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the nine months ended
	September 30, 2015	September 30, 2014
	USD	USD

Net income attributable to China Biologic Products, Inc.	72,762,981	58,058,692
Earnings allocated to participating nonvested shares	(1,656,974)	(895,840)
Net income used in basic/diluted net income per common stock	71,106,007	57,162,852

Weighted average shares used in computing basic net income per common stock	25,280,538	24,325,752
Diluted effect of stock options	1,208,192	1,242,763
Weighted average shares used in computing diluted net income per common stock	26,488,730	25,568,515

Net income per common stock – basic	2.81	2.35
Net income per common stock – diluted	2.68	2.24

During the nine months ended September 30, 2015 and 2014, no option was antidilutive or excluded from the calculation of diluted net income per common stock.

NOTE 15 - FOLLOW-ON OFFERING OF COMMON STOCK

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“China Biologic,” “we,” “us,” the “Company,” or “our” are to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries;
•	“China” or “PRC” are to the People’s Republic of China, excluding, for the purposes of this report only, Taiwan and the special administrative regions of Hong Kong and Macau;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“GMP” are to good manufacturing practice;
•	“Guizhou Taibang” are to our majority owned subsidiary Guizhou Taibang Biological Products Co., Ltd., a PRC company;
•	“Huitian” are to Xi’an Huitian Blood Products Co., Ltd., a PRC company in which we hold a minority equity interest;
•	“RMB” are to the legal currency of China;
•	“SEC” are to the Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Shandong Taibang” are to our majority owned subsidiary Shandong Taibang Biological Products Co. Ltd., a PRC company; and
•	“U.S. dollars,” “USD” and “$” are to the legal currency of the United States.

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

We have a strong product portfolio with over 20 different dosage forms of plasma products across nine categories. Our principal products are human albumin and immunoglobulin for intravenous injection, or IVIG. Albumin has been used for almost 50 years to treat critically ill patients by assisting the maintenance of adequate blood volume and pressure. IVIG is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as their principal raw material. Sales of human albumin products represented approximately 38.7% and 38.3% of our total sales for the three months ended September 30, 2015 and 2014, respectively, and 37.5% and 38.1% of our total sales for the nine months ended September 30, 2015 and 2014, respectively. Sales of IVIG products represented approximately 41.4% and 41.7% of our total sales for the three months ended September 30, 2015 and 2014, respectively, and 43.6% and 40.9% of our total sales for the nine months ended September 30, 2015 and 2014, respectively. All of our products are prescription medicines administered in the form of injections.

Our sales model focuses on direct sales to hospitals and inoculation centers and is complemented by distributor sales. For the three months ended September 30, 2015 and 2014, our top five customers accounted for approximately 13.9% and 13.1%, respectively, of our total sales. For the nine months ended September 30, 2015 and 2014, our top five customers accounted for approximately 12.7% and 16.0%, respectively, of our total sales.

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

Recent Developments

Cooperation agreement with Xinjiang Deyuan

Guizhou Taibang entered into a cooperation agreement, or the Cooperation Agreement, among Guizhou Taibang, Xinjiang Deyuan Bioengineering Co., Ltd., or Xinjiang Deyuan, and the controlling shareholder of Xinjiang Deyuan, or Deyuan Shareholder, on August 28, 2015. Pursuant to the Cooperation Agreement, (i) Xinjiang Deyuan agreed to sell to Guizhou Taibang no less than 500 tonnes of source plasma in batches over the next three years, and (ii) Guizhou Taibang agreed to provide Xinjiang Deyuan with interest-bearing loans at an interest rate of 6% per annum with an aggregate principal amount of RMB300.0 million (approximately $47.2 million). The loans are due July 31, 2018 and secured by a pledge of Deyuan Shareholder’s 58.02% equity interest in Xinjiang Deyuan.

In September 2015, Guizhou Taibang funded RMB180.0 million (approximately $28.3 million) to Xinjiang Deyuan under the loans. The balance of the loans, RMB120.0 million (approximately $18.9 million) will be lent upon Xinjiang Deyuan’s request.

New branch collection facility in Shandong Province

On September 1, 2015, Shandong Taibang received the approval from the Shandong Provincial Health and Family Planning Commission to build a new branch collection facility in Shandong Province, China, which will operate under our Ningyang plasma collection station.

This new plasma collection facility, located in Shanting District of Zaozhuang City, will cover the collection territory of Zaozhuang City, which has a population of 3.8 million and offers a reliable source of plasma donors. The new plasma collection station obtained the operating permit in October 2015 and commenced operation and trial plasma collection thereafter.

Sales of common stock by certain directors and officers in the open market

In September and October 2015, certain directors and officers of the Company sold small amounts of the Company’s common stock in the open market for purposes of paying income tax due in connection with the scheduled vesting of certain restricted shares held by them.

In September 2015, Mr. David (Xiaoying) Gao, the Company’s chief executive officer, adopted a trading plan, or the 10b5-1 Plan, that complies with the requirements of Rule 10b5-1(c)(1) under the Exchange Act. Mr. Gao intends to use the proceeds from the sales effected under the 10b5-1 Plan to pay income tax due in connection with the scheduled vesting of certain restricted stock held by him and the exercise of certain stock options held by him.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended September 30, 2015:

•	Sales: Sales increased by $9.9 million, or 14.4%, to $78.8 million for the three months ended September 30, 2015, from $68.9 million for the same period in 2014.

•	Gross profit: Gross profit increased by $4.2 million, or 9.0%, to $50.8 million for the three months ended September 30, 2015, from $46.6 million for the same period in 2014.

•	Income from operations: Income from operations increased by $0.4 million, or 1.2%, to $35.0 million for the three months ended September 30, 2015, from $34.6 million for the same period in 2014.

•	Net income attributable to the Company: Net income increased by $2.8 million, or 13.9%, to $22.9 million for the three months ended September 30, 2015, from $20.1 million for the same period in 2014.

•	Diluted net income per share: Diluted net income per share was $0.82 for the three months ended September 30, 2015, as compared to $0.76 for the same period in 2014.

Results of Operations

Comparison of Three Months Ended September 30, 2015 and September 30, 2014

The following table sets forth key components of our results of operations in thousands of U.S. dollars for the periods indicated.

	For the three months ended September 30,
	2015		2014
	Amount	% of Total Sales	Amount	% of Total Sales
	(U.S. dollars in thousands, except percentage and per share data)
Sales	78,751	100.0	68,924	100.0
Cost of sales	27,945	35.5	22,357	32.4
Gross margin	50,806	64.5	46,567	67.6
Operating expenses:
Selling expenses	2,675	3.4	2,421	3.5
General and administrative expenses	11,511	14.6	7,734	11.2
Research and development expenses	1,595	2.0	1,788	2.6
Total operating expenses	15,781	20.0	11,943	17.3
Income from operations	35,025	44.5	34,624	50.2
Other income (expenses):
Equity in loss of an equity method investee	(376)	(0.5)	(85)	(0.1)
Interest expense	(101)	(0.1)	(1,048)	(1.5)
Interest income	1,383	1.8	1,723	2.5
Total other income, net	906	1.2	590	0.9
Earnings before income tax expense	35,931	45.6	35,214	51.1
Income tax expense	6,052	7.7	7,007	10.2
Net income	29,879	37.9	28,207	40.9
Less: Net income attributable to noncontrolling interest	7,002	8.9	8,147	11.8
Net income attributable to the Company	22,877	29.0	20,060	29.1
Net income per share of common stock
Basic	0.86		0.80
Diluted	0.82		0.76

Sales

Our sales increased by $9.9 million, or 14.4%, to $78.8 million for the three months ended September 30, 2015, compared to $68.9 million for the same period in 2014. Excluding the foreign exchange impact resulting from the depreciation of the RMB against the U.S. dollar, our sales would have increased by 15.9% for the three months ended September 30, 2015 as compared to the same period in 2014. The increase in sales for the three months ended September 30, 2015 was primarily attributable to the sales volume increases in major plasma products.

The following table summarizes the breakdown of sales by significant types of product:

	For the three months ended September 30,				Change
	2015		2014
	Amount	%	Amount	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human albumin	30.4	38.7	26.4	38.3	4.0	15.2
Immunoglobulin products:
IVIG	32.6	41.4	28.7	41.7	3.9	13.6
Other immunoglobulin products	5.0	6.3	4.1	6.0	0.9	22.0
Placenta polypeptide	7.6	9.6	7.8	11.3	(0.2)	(2.6)
Others	3.2	4.0	1.9	2.7	1.3	68.4
Totals	78.8	100.0	68.9	100.0	9.9	14.4

During the three months ended September 30, 2015 as compared to the three months ended September 30, 2014:

•	the average price for our approved human albumin products, which accounted for 38.7% of our total sales for the three months ended September 30, 2015, increased by 1.2% in RMB term and decreased by 0.2% in USD term; and

•	the average price for our approved IVIG products, which accounted for 41.4% of our total sales for the three months ended September 30, 2015, increased by 0.5% in RMB term and decreased by 0.9% in USD term.

The average sales price of our human albumin products and IVIG products increased in RMB term for the three months ended September 30, 2015 as compared to the same period in 2014, as a result of the combined effect of the strong market demand and our sales effort to increase market shares in tier-one cities and new markets. On the one hand, in response to the strong market demand, we increased sales price of human albumin products and IVIG products following the removal of retail price ceilings for drug products, effective on June 1, 2015. On the other hand, during the three months ended September 30, 2015, we increased the market share of our human albumin products and IVIG products in tier-one cities and new markets to improve our brand recognition through sales to distributors with lower invoiced prices compared to direct sales to hospitals and inoculation centers.

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

The sales volume of our human albumin products and IVIG products increased by 15.7% and 14.6% for the three months ended September 30, 2015 as compared to the same period in 2014 as a result of the increased production volume at Shandong Taibang and Guizhou Taibang.

The sales increase of other immunoglobulin products for the three months ended September 30, 2015 as compared to the same period in 2014 was mainly attributable to the increase in both sales volume and sales price of human tetanus immunoglobulin products. The sales of human tetanus immunoglobulin products increased by $2.1 million for the three months ended September 30, 2015 as compared to the same period in 2014. The average price for our human tetanus immunoglobulin products for the three months ended September 30, 2015, increased by 51.2% in RMB term and 49.1% in USD term, respectively, as compared to the same period in 2014. We adjusted the supply of various hyper-immune vaccinated plasma and their production in response to the market demand. For the three months ended September 30, 2015, the sales of human rabies immunoglobulin products decreased by $1.0 million as compared to the same period in 2014.

The sales increase of other products for the three months ended September 30, 2015 as compared to the same period in 2014 was mainly due to the increase in sales volume of both factor VIII and human prothrombin complex concentrate, or PCC. We launched PCC to the market in early 2015.

Cost of sales and gross profit

	For the three months ended September 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	28.0	22.4	5.6	25.0
as a percentage of total sales	35.5%	32.4%		3.1
Gross Profit	50.8	46.6	4.2	9.0
Gross Margin	64.5%	67.6%		(3.1)

Our cost of sales was $28.0 million, or 35.5% of our sales for the three months ended September 30, 2015, as compared to $22.4 million, or 32.4% of our sales for the same period in 2014. Our gross profit was $50.8 million and $46.6 million for the three months ended September 30, 2015 and 2014, respectively, representing gross margins of 64.5% and 67.6%, respectively. Excluding the sales of the products derived from raw plasma outsourced from Xinjiang Deyuan, whose cost is moderately higher than plasma from our own collection stations, our gross margin would have been 65.3% for the three months ended September 30, 2015. Our cost of sales and gross margin are affected by the volume and pricing of our sold products, raw material costs, production mix and respective yields, inventory provisions, production cycles and routine maintenance costs.

The increase in cost of sales in the three month ended September 30, 2015 as compared to the same period in 2014 was generally in line with the increases in sales volume and cost of plasma. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors consistent with the industry practice. We expected the nutrition fees to be paid to donors continue to increase as a result of improving living standards in China. Consequently, future improvements on margins will need to be derived from increases in product pricing and volume, product mix, yields and manufacturing efficiency. The increase in cost of sales as a percentage of sales for the three months ended September 30, 2015 as compared to the same period in 2014 was mainly due to the increase in cost of plasma partially offset by the increase in the average sales price of major plasma products.

Operating expenses

	For the three months ended September 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	15.8	11.9	3.9	32.8
as a percentage of total sales	20.0%	17.3%		2.7

Our total operating expenses increased by $3.9 million, or 32.8%, to $15.8 million for the three months ended September 30, 2015, from $11.9 million for the same period in 2014. As a percentage of sales, total expenses increased by 2.7% to 20.0% for the three months ended September 30, 2015, from 17.3% for the same period in 2014. The increase of the total operating expenses was mainly due to the increase of the general and administrative expenses as discussed below.

Selling expenses

	For the three months ended September 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	2.7	2.4	0.3	12.5
as a percentage of total sales	3.4%	3.5%		(0.1)

Our selling expenses increased by $0.3 million, or 12.5%, to $2.7 million for the three months ended September 30, 2015, from $2.4 million for the same period in 2014. As a percentage of sales, our selling expenses for the three months ended September 30, 2015 remained relatively stable as compared to the same period in 2014.

General and administrative expenses

	For the three months ended September 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	11.5	7.7	3.8	49.4
as a percentage of total sales	14.6%	11.2%		3.4

Our general and administrative expenses increased by $3.8 million, or 49.4%, to $11.5 million for the three months ended September 30, 2015, from $7.7 million for the same period in 2014. General and administrative expenses as a percentage of sales increased by 3.4% to 14.6% for the three months ended September 30, 2015, from 11.2% for the same period in 2014. The increase in general and administrative expenses was mainly due to the increase of share-based compensation expenses.

Research and development expenses

	For the three months ended September 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	1.6	1.8	(0.2)	(11.1)
as a percentage of total sales	2.0%	2.6%		(0.6)

Our research and development expenses decreased by $0.2 million, or 11.1%, to $1.6 million for the three months ended September 30, 2015, from $1.8 million for the same period in 2014. As a percentage of sales, our research and development expenses for the three months ended September 30, 2015 and 2014 were 2.0% and 2.6%, respectively. The research and development expenses remained consistent for the three months ended September 30, 2015, as compared to the same period in 2014.

Income tax

	For the three months ended September 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax	6.0	7.0	(1.0)	(14.3)
as a percentage of total sales	7.7%	10.2%		(2.5)

Our provision for income taxes decreased by $1.0 million, or 14.3%, to $6.0 million for the three months ended September 30, 2015, from $7.0 million for the same period in 2014. Our effective income tax rate was 16.8% and 19.9% for the three months ended September 30, 2015 and 2014, respectively. Shandong Taibang declared dividend of $16.2 million and incurred associated dividend withholding income tax of $1.1 million for the three months ended September 30, 2014. Excluding this impact, our effective income tax rate would have been 16.8% for the three months ended September 30, 2014. The statutory tax rate applicable to our major operating subsidiaries in the PRC for 2015 and 2014 is 15.0%.

Comparison of Nine Months Ended September 30, 2015 and September 30, 2014

The following table sets forth key components of our results of operations in thousands of U.S. dollars for the periods indicated.

	For the nine months ended September 30,
	2015		2014
	Amount	% of Total Sales	Amount	% of Total Sales
	(U.S. dollars in thousands, except percentage and per share data)
Sales	228,173	100.0	185,264	100.0
Cost of sales	79,461	34.8	58,991	31.8
Gross margin	148,712	65.2	126,273	68.2
Operating expenses:
Selling expenses	7,230	3.2	8,033	4.3
General and administrative expenses	27,486	12.0	22,063	12.0
Research and development expenses	3,984	1.7	4,701	2.5
Total operating expenses	38,700	17.0	34,797	18.8
Income from operations	110,012	48.2	91,476	49.4
Other income (expenses):
Equity in (loss) income of an equity method investee	(1,138)	(0.5)	1,776	1.0
Interest expense	(1,534)	(0.7)	(2,532)	(1.4)
Interest income	4,228	1.9	5,043	2.7
Total other income, net	1,556	0.7	4,287	2.3
Earnings before income tax expense	111,568	48.9	95,763	51.7
Income tax expense	17,792	7.8	16,832	9.1
Net income	93,776	41.1	78,931	42.6
Less: Net income attributable to noncontrolling interest	21,013	9.2	20,872	11.3
Net income attributable to the Company	72,763	31.9	58,059	31.3
Net income per share of common stock
Basic	2.81		2.35
Diluted	2.68		2.24

Sales

Our sales increased by $42.9 million, or 23.2%, to $228.2 million for the nine months ended September 30, 2015, compared to $185.3 million for the same period in 2014. Excluding the foreign exchange impact resulting from the depreciation of the RMB against the U.S. dollar, our sales would have increased by 23.6% for the nine months ended September 30, 2015 as compared to the same period in 2014. Such increase of sales was mainly due to the increase in sales volume in major plasma-based products and placenta polypeptide.

The following table summarizes the breakdown of sales by significant types of product:

	For the nine months ended September 30,				Change
	2015		2014
	Amount	%	Amount	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human albumin	85.5	37.5	70.6	38.1	14.9	21.1
Immunoglobulin products:
IVIG	99.6	43.6	75.7	40.9	23.9	31.6
Other immunoglobulin products	15.9	7.0	17.4	9.4	(1.5)	(8.6)
Placenta polypeptide	19.9	8.7	17.5	9.4	2.4	13.7
Others	7.3	3.2	4.1	2.2	3.2	78.0
Totals	228.2	100.0	185.3	100.0	42.9	23.2

During the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014:

  the average price for our approved human albumin products, which accounted for 37.5% of our total sales for the nine months ended September 30, 2015, increased by approximately 0.9% and 1.3% in USD term and RMB term, respectively; and

  the average price for our approved IVIG products, which accounted for 43.6% of our total sales for the nine months ended September 30, 2015, increased by 1.3% and 1.6% in USD term and RMB term, respectively.

The average sales price increase of our human albumin products and IVIG products was mainly due to the combined effect of the reduced VAT rate, strong market demand and our sales effort to increase market shares in tier-one cities and new markets. On the one hand, the VAT rate on sales of plasma products was reduced from 6% to 3%, effective on July 1, 2014. The reduction in the VAT rate had a positive impact on our sales prices as our sales are recognized as the invoiced price of the products sold minus VAT. All other factors being equal, the reduction in the VAT rate had the effect of increasing our sales price of plasma products by 2.9%. In addition, the average sales price of our human albumin products and IVIG products increased also in response to the strong market demand following the removal of the retail price ceilings for drug products, effective on June 1, 2015. On the other hand, during the nine months ended September 30, 2015, we increased the market share of our human albumin products and IVIG products in tier-one cities and new markets to improve our brand recognition through sales to distributors with lower invoiced prices compared to direct sales to hospitals and inoculation centers.

The sales volume of our human albumin products increased by 20.0% for the nine months ended September 30, 2015 as compared to the same period in 2014, as a result of the increased production volume at Shandong Taibang and Guizhou Taibang.

The sales volume of our IVIG products increased by 29.9% for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase in sales volume of IVIG was primarily due to the increased sales through distributors in tier-one cities and new markets supported by the increased output following the production resumption at Guizhou Taibang. Further, in anticipation of a favorable market environment and our increased sales capabilities this year, we reserved a large volume of the prior years’ IVIG pastes to be processed and sold in early 2015, which also contributed to our increased sales volume during the nine months ended September 30, 2015.

The sales decrease of other immunoglobulin products in the nine months ended September 30, 2015 as compared to the same period in 2014 was mainly attributable to the decrease in sales volume of human rabies immunoglobulin products. The decrease in sales volume of human rabies immunoglobulin was primarily a result of decreased production volume during this period. We adjusted the supply of various hyper-immune vaccinated plasma and their production in response to the market demand.

The sales increase of placenta polypeptide products was mainly in line with the volume increase for the nine months ended September 30, 2015 as compared to the same period in 2014. The sales volume of placenta polypeptide products increased by 11.7% for the nine months ended September 30, 2015 as compared to the same period in 2014. This increase was due to the ramp-up of placenta polypeptide at Guizhou Taibang after its receipt of the GMP certification for the upgraded production facilities in January 2014.

The sales increase of other products for the nine months ended September 30, 2015 as compared to the same period in 2014 was mainly due to the increase in sales volume of both factor VIII and PCC.

Cost of sales and gross profit

	For the nine months ended September 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	79.5	59.0	20.5	34.7
as a percentage of total sales	34.8%	31.8%		3.0
Gross Profit	148.7	126.3	22.4	17.7
Gross Margin	65.2%	68.2%		(3.0)

Our cost of sales was $79.5 million, or 34.8% of our sales for the nine months ended September 30, 2015, as compared to $59.0 million, or 31.8% of our sales for the same period in 2014. Our gross profit was $148.7 million and $126.3 million for the nine months ended September 30, 2015 and 2014, respectively, representing gross margins of 65.2% and 68.2%, respectively. Our cost of sales and gross margin are affected by the volume and pricing of our sold products, raw material costs, production mix and respective yields, inventory provisions, production cycles and routine maintenance costs.

The increase in cost of sales in the nine month ended September 30, 2015 as compared to the same period in 2014 was generally in line with the increases in sales volume and cost of plasma. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors consistent with the industry practice. We expected the nutrition fees to be paid to donors continue to increase as a result of improving living standards in China. Consequently, future improvements on margins will need to be derived from increases in product pricing and volume, product mix, yields and manufacturing efficiency. The increase in cost of sales as a percentage of sales for the nine month ended September 30, 2015 as compared to the same period in 2014 was mainly due to the increase in cost of plasma partially offset by the increase in the average sales price of major plasma products.

Operating expenses

	For the nine months ended September 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	38.7	34.8	3.9	11.2
as a percentage of total sales	17.0%	18.8%		(1.8)

Our total operating expenses increased by $3.9 million, or 11.2%, to $38.7 million for the nine months ended September 30, 2015, from $34.8 million for the same period in 2014. As a percentage of sales, total expenses decreased by 1.8% to 17.0% for the nine months ended September 30, 2015, from 18.8% for the same period in 2014. The increase of the total operating expenses was a combined effect of the increase of the general and administrative expenses and the decrease of selling expenses and research and development expenses as discussed below.

Selling expenses

	For the nine months ended September 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	7.2	8.0	(0.8)	(10.0)
as a percentage of total sales	3.2%	4.3%		(1.1)

Our selling expenses decreased by $0.8 million, or 10.0%, to $7.2 million for the nine months ended September 30, 2015, from $8.0 million for the same period in 2014. As a percentage of sales, our selling expenses for the nine months ended September 30, 2015 decreased by 1.1% to 3.2%, from 4.3% for the same period in 2014. The decrease was mainly due to the decreased selling expense of placenta polypeptide for the nine months ended September 30, 2015 as compared to the same period in 2014. We shifted to utilizing internal resources for our promotional efforts, instead of engaging a third-party service provider to promote sales of placenta polypeptide products, and did not renew the third-party engagement upon its expiration in May 2014.

General and administrative expenses

	For the nine months ended September 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	27.5	22.1	5.4	24.4
as a percentage of total sales	12.0%	11.9%		0.1

Our general and administrative expenses increased by $5.4 million, or 24.4%, to $27.5 million for the nine months ended September 30, 2015, from $22.1 million for the same period in 2014. General and administrative expenses as a percentage of sales increased by 0.1% to 12.0% for the nine months ended September 30, 2015, from 11.9% for the same period in 2014. The increase in general and administrative expenses was mainly due to the increase of share-based compensation expenses.

Research and development expenses

	For the nine months ended September 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	4.0	4.7	(0.7)	(14.9)
as a percentage of total sales	1.7%	2.5%		(0.8)

In May 2015, we received a government grant of $0.9 million and recognized it as a reduction of research and development expenses. Excluding this impact, our research and development expenses increased by $0.2 million, or 4.3%, for the nine months ended September 30, 2015 as compared to the same period in 2014. As a percentage of total sales, our research and development expenses, excluding the impact of the government grant, decreased by 0.4% to 2.1% for the nine months ended September 30, 2015 from 2.5% for the same period in 2014. The increase in research and development expenses was mainly due to the expenditure paid for certain clinical trial programs for the nine months ended September 30, 2015.

Income tax

	For the nine months ended September 30,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax	17.8	16.8	1.0	6.0
as a percentage of total sales	7.8%	9.1%		(1.3)

Our provision for income taxes increased by $1.0 million, or 6.0%, to $17.8 million for the nine months ended September 30, 2015, from $16.8 million for the same period in 2014. Our effective income tax rate was 15.9% and 17.6% for the nine months ended September 30, 2015 and 2014, respectively. Shandong Taibang declared dividend of $16.2 million and incurred associated dividend withholding income tax of $1.1 million for the nine months ended September 30, 2014. Excluding this impact, our effective income tax rate would have been 16.4% for the nine months ended September 30, 2014. We no longer accrue dividend withholding income tax in respect of Shandong Taibang since 2015 due to internal corporate restructuring, which also contributed to the decrease in effective income tax rate for the nine months ended September 30, 2015. The statutory tax rate applicable to our major operating subsidiaries in the PRC for 2015 and 2014 is 15.0%.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by bank borrowings and equity contributions by our stockholders. As of September 30, 2015, we had $142.7 million in cash and cash equivalents, primarily consisting of cash on hand and demand deposits, and $38.8 million in time deposits.

The following table provides the summary of our cash flows for the periods indicated:

	For the nine months ended September 30,
	2015	2014
	(U.S. dollars in millions)
Net cash provided by operating activities	72.3	64.1
Net cash used in investing activities	(55.8)	(8.3)
Net cash provided by (used in) financing activities	49.7	(124.5)
Effects of exchange rate change on cash	(4.3)	(0.8)
Net increase (decrease) in cash and cash equivalents	61.9	(69.5)
Cash and cash equivalents at beginning of the period	80.8	144.1
Cash and cash equivalents at end of the period	142.7	74.6

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 was $72.3 million, as compared to $64.1 million for the same period in 2014. The increase in net cash provided by operating activities was primarily due to increases in net income, other payables and accrued expenses, and decreases in prepayment and other current assets, partially offset by increases in accounts receivable and inventories during the nine months ended September 30, 2015.

Accounts receivable

Accounts receivable increased by $16.2 million during the nine months ended September 30, 2015, as compared to $7.5 million during the same period in 2014, primarily due to the extended credit terms granted to certain top-tier hospitals and distributors for human rabies immunoglobulin products.

Inventories

Inventories increased by $26.1 million during the nine months ended September 30, 2015, as compared to $8.7 million during the same period in 2014, primarily due to the increase of plasma products and work-in-process derived from the source plasma and plasma pastes purchased from Xinjiang Deyuan.

Other payables and accrued expenses

Other payables and accrued expenses increased by $4.2 million during the nine months ended September 30, 2015, as compared to $0.4 million during the nine months ended September 30, 2014, primarily due to the individual income tax payable of $5.5 million withheld for our employees and directors in connection with the vesting of certain restricted stock in the nine months ended September 30, 2015.

Prepayment and other current assets

Prepayment and other assets decreased by $0.7 million during the nine months ended September 30, 2015, as compared to an increase of $8.6 million during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, Shandong Taibang made a payment totaling $5.0 million on behalf of a real estate developer to certain employees under an employee housing development project.

Investing Activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment, intangibles and purchase of time deposits.

Net cash used in investing activities for the nine months ended September 30, 2015 was $55.8 million, as compared to $8.3 million for the same period in 2014. During the nine months ended September 30, 2015, we paid $30.5 million for the acquisition of property, plant and equipment, intangible assets and land use right for Shandong Taibang and Guizhou Taibang, provided a long-term loan of $28.5 million to Xinjiang Deyuan, and received $2.5 million government grants related to property, plant and equipment. During the nine months ended September 30, 2014, we paid $16.8 million for the acquisition of property, plant and equipment, intangible assets and land use right for Shandong Taibang and Guizhou Taibang, received a refund of deposit of $1.6 million from the local government due to a decrease in the size of a land parcel that was granted to us in Guizhou, and received $6.6 million upon the maturity of a time deposit.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $49.7 million, as compared to net cash used in financing activities of $124.5 million for the same period in 2014. The net cash provided by financing activities for the nine months ended September 30, 2015 mainly consisted of net proceeds of $80.6 million from a follow-on offering of the Company’s stock in June 2015, proceeds of $63.2 million from the maturity of deposits used as security for bank loans and proceeds of $7.2 million from stock options exercised, partially offset by repayments of bank loans totaling $97.9 million and a dividend of $3.7 million held in escrow by a trial court in connection with disputes with a minority shareholder of Guizhou Taibang. The net cash used in financing activities for the nine months ended September 30, 2014 mainly consisted of a payment of $86.8 million for acquisition of noncontrolling interest in Guizhou Taibang and a payment of $70.0 million for share repurchase, partially offset by proceeds of $33.2 million from a follow-on offering of the Company’s common stock in July 2014.

Management believes that the Company has sufficient cash on hand and will continue to have positive cash inflow for its operations from the sale of its products in the PRC market.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of September 30, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
	(U.S. dollars in millions)
Operating lease commitment	0.4	0.2	-	-	0.2
Purchase commitment	90.4	27.1	63.3	-	-
Capital commitment	27.9	25.1	2.8	-	-
Total	118.7	52.4	66.1	-	0.2

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

The RMB is currently freely convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment. In addition, beginning in July 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of major foreign currencies. Under the managed floating exchange rate regime, the RMB is no longer pegged to the U.S. dollar. The People’s Bank of China announces the closing prices of foreign currencies such as the U.S. dollar traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and makes such prices the central parity for trading against the RMB on the following business day. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. With the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of major foreign currencies against which it is currently valued. On June 19, 2010, the People’s Bank of China announced that it would proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of major foreign currencies. On April 16, 2012, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.5% to 1%. On March 17, 2014, the People’s Bank of China announced a policy to further expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market to 2%. In the long term, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies, depending on the market supply and demand with reference to a basket of major foreign currencies. On August 10, 2015, the People’s Bank of China announced that it had changed the way it calculated the RMB’s daily central parity exchange rate against the U.S. dollar, which resulted in an approximately 2% depreciation of the RMB on that day. Such policy move had contributed to the depreciation of the RMB against the U.S. dollar during the three months ended September 30, 2015.

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States, Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong, or China Deposit Insurance Scheme insured limits for the banks located in the PRC. Total cash at banks, time deposits and restricted cash deposits as of September 30, 2015 and December 31, 2014 amounted to $180.4 million and $184.2 million, respectively, $3.2 million and $0.1 million of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash at banks and deposits.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 37.5% and 43.6% of the total sales for the nine months ended September 30, 2015, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. David (Xiaoying) Gao and our Chief Financial Officer, Mr. Ming Yang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2015. Based on that evaluation, Mr. Gao and Mr. Yang concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dispute with Jie’an over Certain Capital Injection into Guizhou Taibang

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from qualified strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority shareholder of Guizhou Taibang’s shares, Guizhou Jie’an Company, or Jie’an, did not support the plan and did not waive its right of first refusal. In May 2007, Guizhou Taibang signed an Equity Purchase Agreement with certain alleged strategic investors (who concealed their background), pursuant to which such investors agreed to invest an aggregate of RMB51.0 million (approximately $8.0 million) in exchange for 21.4% of Guizhou Taibang’s equity interests. Such Equity Purchase Agreement was not approved or ratified by over two-thirds supermajority of Guizhou Taibang’s shareholders, which approval or ratification is required under the PRC Company Law. At the same time, as an existing shareholder, Jie’an also subscribed for 1,800,000 shares, representing its pro rata share of the 20,000,000 shares being offered. In total, Guizhou Taibang received RMB51.0 million (approximately $8.0 million) from the investors and RMB6.5 million (approximately $1.0 million) from Jie’an.

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

In December 2013, Jie’an brought a third lawsuit against Guizhou Taibang, requesting Guizhou Taibang to register 1.8 million shares under its name with the local AIC. In July 2014, the trial court denied Jie’an’s request to register such shares. Despite the denial of Jie’an’s share registration request, the trial court, however, in its ruling, ordered Guizhou Taibang to pay accumulated dividends of RMB13.8 million (approximately $2.2 million) associated with these shares and the related interest expenses to Jie’an. Guizhou Taibang and Jie’an subsequently filed a cross-appeal. In December 2014, the appellate court ruled in favor of Jie’an supporting its request to register 1.8 million shares and ordered Guizhou Taibang to pay Jie’an its share of accumulated dividends of RMB18.3 million (approximately $2.9 million) associated with these shares plus the related interest expenses. In the first half of 2015, Guizhou Taibang paid an aggregate of RMB22.6 million (approximately $3.6 million) to the trial court held in escrow pending further appeal of this case. Guizhou Taibang appealed to the High Court of Guizhou in June 2015. The High Court of Guizhou subsequently overruled the decision of the appellate court and remanded the case to the trial court for retrial in September 2015.

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

If the pending cases with Jie’an are ultimately ruled in Jie’an’s favor, our ownership interest in Guizhou Taibang may be diluted to 71% and Jie’an may be entitled to receive accumulated dividends of RMB18.3 million (approximately $2.9 million), being its claimed share of Guizhou Taibang’s accumulated dividend distributions associated with the 1.8 million shares, and the related interest expenses from Guizhou Taibang. As of September 30, 2015, Guizhou Taibang had maintained, on its balance sheet, payables to Jie’an in the amounts of RMB5.0 million (approximately $0.8 million) as received funds in respect of the 1.8 million shares in dispute, RMB1.4 million (approximately $0.2 million) for the over-paid subscription price paid by Jie’an and RMB3.6 million (approximately $0.6 million) for the accrued interest. As these cases are closely interlinked to the outcome of the disputes with certain individual investor described below, based on our PRC litigation counsel’s assessment, we do not expect Jie’an to prevail.

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

In October 2010, the trial court denied such individual investor’s right as shareholder of Guizhou Taibang and his entitlement to share the dividends, which ruling was reaffirmed after a re-trial by the same trial court in December 2012. After such ruling, Guizhou Taibang attempted to return the originally received fund of RMB34.2 million (approximately $5.4 million) to such investor by wiring the fund back to his bank account but was unable to do so due to the closure of his bank account. Another investor, however, accepted the returned fund of RMB11.2 million (approximately $1.8 million) from Guizhou Taibang in November 2010. In 2013, the same individual investor appealed the case to the PRC Supreme Court, which also denied his claims for shareholder status in Guizhou Taibang and the related dividend distribution and accrued interest in September 2013. Such investor subsequently attempted to seek a re-trial by the PRC Supreme Court, which request was denied by the PRC Supreme Court in January 2014. He then applied to the PRC Supreme Procuratorate to request for a review of the PRC Supreme Court’s decision and seek an appeal by the PRC Supreme Procuratorate to the PRC Supreme Court for an ultimate re-trial on his behalf. In July 2015, the PRC Supreme Procuratorate rejected his request for review.

As of September 30, 2015, Guizhou Taibang had maintained, on its balance sheet, payables to the investors of RMB34.2 million (approximately $5.4 million) as originally received funds from such individual investor in respect of the shares in dispute, RMB17.3 million (approximately $2.7 million) for the interest expenses, and RMB0.3 million (approximately $0.1 million) for the 1% penalty imposed by the Equity Purchase Agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended September 30, 2015 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during this period. No repurchases of our common stock were made during the three months ended September 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 13(r) of the Exchange Act, we, China Biologic, may be required to disclose in our annual and quarterly reports to the SEC, whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by US economic sanctions. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

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

The disclosure below relates solely to activities conducted by SAMIH and its non-U.S. affiliates. The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management. Neither we nor WP has had any involvement in or control over the disclosed activities, and neither we nor WP has independently verified or participated in the preparation of the disclosure. Neither we nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that:

“(a) Santander UK plc (“Santander UK”) holds frozen savings accounts and one current account for two customers resident in the United Kingdom (“U.K.”) who are currently designated by the United States (“U.S.”) for terrorism. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant throughout the nine months ended September 30, 2015. Revenue generated by Santander UK on these accounts is negligible.

(b) An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD”), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continues to receive repayment installments. In the nine months ended September 30, 2015, total revenue in connection with the mortgage was approximately £2,928 while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander ISA Managers Limited. The accounts have remained frozen during the nine months ended September 30, 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander group in connection with the investment accounts was approximately £161 while net profits in the nine months ended September 30, 2015 were negligible relative to the overall profits of Santander.

(c) In addition, during the third quarter of 2015 two additional Santander UK customers were designated. First, a UK national designated by the U.S. under the Specially Designated Global Terrorist (“SDGT”) sanctions program who is on the U.S. Specially Designated National (“SDN”) list. This customer holds a bank account which generated revenue of approximately £183 during the third quarter of 2015. A stop was placed on the account. Net profits in the third quarter of 2015 were negligible relative to the overall profits of Santander. Second, a UK national also designated by the U.S. under the SDGT sanctions program and on the U.S. SDN list, held a bank account. No transactions were made in the third quarter of 2015 and the account is blocked and in arrears.”

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2015	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ming Yang
Ming Yang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed by the Company on August 5, 2014).
3.2	Third Amended and Restated Bylaws of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed by the Company on August 5, 2014).
10.1	Summary translation of the Cooperation Agreement dated August 28, 2015 made by and among Guizhou Taibang, Xinjiang Deyuan and Deyuan Shareholder (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on September 2, 2015).
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data filed pursuant to Rule 405 of Regulation S-T