Form 10-K
period 2015-12-31
China Biologic Products, Inc.
filed 2016-02-25
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015

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

(+86) 10-6598-3111
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each classs	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NASDAQ Global Select Market
Preferred Share Purchase Rights	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒         No ☐

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐        No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing sale price on June 30, 2015 as reported on the NASDAQ Global Select Market, was approximately $1,983 million.

There were a total of 26,590,974 shares of the registrant’s common stock outstanding as of February 25, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this annual report on Form 10-K.

Annual Report on Form 10-K

Year Ended December 31, 2015

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry growth and demand and acceptance of new and existing products; expectations regarding governmental approvals of our new products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of our company to differ materially from those expressed or implied by such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to, among others, our ability to overcome competition from local and international pharmaceutical enterprises; decrease in the availability, or increase in the cost, of plasma; failure to renew plasma collection permits for plasma stations; failure to meet the GMP standard or other mandatory requirements for any of our facilities; failure to obtain PRC governmental approval to increase retail prices of certain of our biopharmaceutical products; loss of key members of our senior management; and unexpected changes in the PRC government’s regulation of the biopharmaceutical industry in China, or changes in China’s economic situation and legal environment. Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 1A “Risk Factors.”

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“China Biologic,” “we,” “us,” “our company,” or “our” are to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries;
•	“China” or “PRC” are to the People’s Republic of China, excluding, for the purposes of this report only, Taiwan and the special administrative regions of Hong Kong and Macau;
•	“CFDA” are to China Food and Drug Administration;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“GMP” are to good manufacturing practice;
•	“Guizhou Taibang” are to our majority owned subsidiary Guizhou Taibang Biological Products Co., Ltd., a PRC company, formerly known as Guiyang Qianfeng Biological Products Co., Ltd.;
•	“Huitian” are to Xi’an Huitian Blood Products Co., Ltd., a PRC company in which we hold a minority equity interest;
•	“NDRC” are to the PRC National Development and Reform Commission;

•	“NHFPC” are to the PRC National Health and Family Planning Commission, formerly known as the PRC Ministry of Health;
•	“RMB” are to the legal currency of China;
•	“PFDA” are PRC provincial food and drug administration;
•	“SEC” are to the Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Shandong Taibang” are to our majority owned subsidiary Shandong Taibang Biological Products Co., Ltd., a PRC company;
•	“Taibang Biological” are to Taibang Biological Ltd., a British Virgin Islands company, formerly known as Logic Express, Ltd.;
•	“Taibang Holdings” are to Taibang Holdings (Hong Kong) Limited, a Hong Kong company, formerly known as Logic Holdings (Hong Kong) Limited; and
•	“U.S. dollars” or “$” are to the legal currency of the United States.

PART I

ITEM 1. BUSINESS.

OVERVIEW

We are a biopharmaceutical company principally engaged in the research, development, manufacturing and sales of human plasma-based biopharmaceutical products, or plasma products, in China. We are among the top three producers of plasma products in China in terms of 2015 sales, based on our industry knowledge. We operate our business through two majority owned subsidiaries, Shandong Taibang, a company based in Tai’an, Shandong Province and Guizhou Taibang, a company based in Guiyang, Guizhou Province. We also hold a minority equity interest in Huitian, a plasma products company based in Xi’an, Shaanxi Province.

We have a strong product portfolio with over 20 different dosage forms of plasma products and other biopharmaceutical products across nine categories. Our principal products are human albumin and immunoglobulin for intravenous injection, or IVIG. Albumin has been used for almost 50 years to treat critically ill patients by assisting the maintenance of adequate blood volume and pressure. IVIG is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as their principal raw material. Sales of human albumin products represented approximately 37.6%, 39.3% and 44.1% of our total sales for 2015, 2014 and 2013, respectively. Sales of IVIG products represented approximately 42.2%, 40.4% and 38.0% of our total sales for 2015, 2014 and 2013, respectively. All of our products are prescription medicines administered in the form of injections.

Our sales model focuses on direct sales to hospitals and inoculation centers and is complemented by distributor sales. In 2015, we generated sales of $296.5 million, an increase of 21.9% from 2014, and recorded net income attributable to our company of $89.0 million, an increase of 25.5% from 2014. In 2014, we generated sales of $243.3 million, an increase of 19.6% from 2013, and recorded net income attributable to our company of $70.9 million, an increase of 29.9% from 2013.

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

The following chart reflects our current corporate structure as of the date of this report:

China Biologic Products, Inc. (Delaware)
100%
Taibang Biological Ltd. (BVI)
100%
Taibang Holdings (Hong Kong) Limited (Hong Kong)
Offshore
Onshore
100%
Taibang Biotech (Shandong) Co., Ltd.
100%
Shandong Taibang Medical Company
100%
Guiyang Dalin Biologic Technologies Co., Ltd. (3)
100%
Taibang (Beijing) Pharmaceutical Research Institute Co., Ltd.
82.76%
Shandong Taibang Biological Products Co., Ltd(2)
81.81%
Guizhou Taibang Biological Products Co., Ltd.
35.0%
Xi'an Huitian Blood Products Co., Ltd.(1)
100%
100%
Guizhou Qianfeng Renyuan Bio Material Co., Ltd
100%
100%
80.0%
20.0%
Eleven operating plasma collection companies (including one branch collection facility)
Two operating plasma collection companies
Five non-operating plasma collection companies
Three operating plasma collection companies

(1)	Pursuant to an investment entrustment agreement dated September 12, 2008, Shandong Taibang holds the 35.0% equity interest in Huitian as a nominee for the benefit of Taibang Biological. For further details on the investment entrustment agreement, see our Current Report on Form 8-K filed with the SEC on October 16, 2008.
(2)	In February 2015, Taibang Holdings transferred its 82.76% equity interest in Shandong Taibang to Taibang Biotech (Shandong) Co., Ltd.
(3)	In October 2015, Guiyang Dalin Biologic Technologies Co., Ltd. increased its equity interest in Guizhou Taibang to 81.81% following a series of capital injections.

Corporate Information

Our principal executive offices are located at 18th Floor, Jialong International Building, 19 Chaoyang Park Road, Chaoyang District, Beijing 100125, People’s Republic of China. Our corporate telephone number is (8610) 6598-3111 and our fax number is (8610) 6598-3222. We maintain a website at http://www.chinabiologic.com that contains information about our company, but that information is not part of this report or incorporated by reference herein.

INDUSTRY

Overview

We operate in the plasma industry in China. We derive certain industry-related data from reports and written analysis prepared by The Marketing Research Bureau, Inc., or MRB, an independent research firm focused on blood and plasma industry data on a global level, including a China-specific report in December 2013, a commissioned report in June 2014 and an updated analysis in May 2015.

China is the second largest plasma products market in the world, after the United States. According to MRB, China’s plasma products market (excluding recombinant products) grew from $0.80 billion in 2009 to $2.50 billion in 2014 in terms of sales revenue, representing a compound annual growth rate, or CAGR, of 25.6%. MRB expects the market to reach $6.21 billion in 2019, representing a CAGR of 19.9% from 2014 to 2019. Based on our industry knowledge, human albumin products has dominated China’s plasma products market with a market share of 66.6% in terms of sales revenue in 2015, and IVIG products accounted for 24.4% of the market. Other plasma products, including coagulation factors, accounted for the remaining 9.0% of the market in 2015.

Compared to more developed countries, China has a lower per capita usage level of plasma products, and China’s plasma products market is significantly different in terms of product composition and range. In more developed countries such as the United States, IVIG products account for a majority of plasma product sales. This difference is mainly due to the maturity levels of the plasma industries in these countries. According to MRB, plasma fractionation came into existence in the 1940s in the United States, whereas in China, plasma processing appeared in the 1960s or 1970s. Until the early 1970s, the U.S. plasma products market was dominated by albumin products, as is the case in China’s market presently. The current low per-capita consumption of IVIG products in China is primarily attributable to a lack of awareness of the benefits of IVIG therapy, especially in medical conditions such as primary immune deficiency or chronic inflammatory demyelinating polyneuropathy, and lower per capita healthcare spending conditions in China. China’s plasma products market is expected to be increasingly driven by IVIG products in the future as IVIG therapy becomes more widespread as a result of the combined efforts of physician education and product promotion, among other factors.

Based on our industry knowledge, China Biologic, China National Biotec Group, or CNBG, and Shanghai RAAS Blood Products Co., Ltd., or RAAS, were the top three plasma product manufacturers in terms of sales revenue in 2015.

Overall Plasma Products Market Trends

Compared to more developed countries, China’s plasma products market has distinctive characteristics and trends, including the following:

Stringent regulation and high entry barriers. China’s plasma products market is stringently regulated. Because of the public health crises of contaminated plasma products experienced by China over the past decade, China has continued, and is expected to continue, to maintain stringent regulations for the plasma products industry in the foreseeable future. The PRC State Council has ceased issuing new plasma fractionation licenses since 2001, and there are approximately 30 licensed producers of plasma products in China, of which only approximately 28 are currently in operation. Nearly all of these producers make albumin and IVIG products, and only five of them, including China Biologic, make factor VIII products. Furthermore, foreign investment in domestic producers of plasma products is subject to stringent government approval process. As a result, existing China-based producers with large production capacities face limited competition and are well positioned to gain more market share during the industry consolidation phase.

Demand outstripping supply. Due to stringent regulations on the collection of raw plasma from human beings and a lack of plasma donation, China has experienced a shortage of plasma products since the 1980s. Plasma product manufacturers sell their products at or near the maximum retail reimbursement price and generally do not engage in export sales. In the case of factor VIII products, the supply shortage is demonstrated by the growth of recombinant products which are sold at three times the price as plasma-derived factor VIII products. In 2010, the NHFPC estimated that China’s market demand for plasma products required 8,000 tonnes of plasma per annum while domestic supply only met approximately half of such demand. The gap between demand and supply enhances pricing power of the market-leading producers, and such gap is expected to continue in the foreseeable future.

Ban on imports. As a measure to prevent a range of viral risks, China strictly prohibits the import of plasma products, except for human albumin and recombinant factor VIII products. In other market segments, such as IVIG, where import is prohibited, domestic producers are shielded from competition from their multinational peers, and the demand for such products in China has been supplied entirely by domestically-sourced plasma only.

Low consumption level and huge growth potential. While China’s plasma products market has experienced rapid growth in recent years, China’s per capita consumption of plasma products lags substantially behind more developed countries. The following chart sets forth the comparison of per capita consumptions of selected plasma products in China and the United States in 2014:

Source: MRB

(1)	Based on 2014 per capita consumption (kilogram per million inhabitants) in the Unites States divided by 2014 per capita consumption in China.
(2)	Based on 2014 per capita consumption (kilogram per million inhabitants) in the Unites States divided by 2014 per capita consumption in China.

As a result of growing number of patients seeking treatment of plasma products, an increasing awareness of health benefits of plasma products and the rising affordability of plasma products since the commencement of China’s healthcare reform, China’s plasma products market is expected to continue to have substantial growth potential.

Fractionation technologies. In the early years of plasma fractionation in China, technologies used were not as sophisticated as those in the United States, resulting in relatively low yields, and a product portfolio limited to only two or three products (albumin, IVIG and hyper-immune globulin products). Technologies used by and yields from leading domestic manufacturers are, however, on par with international standards, well-positioned to enjoy better safety and higher production efficiency compared with other domestic companies.

Increasing market concentration of top players. China’s current landscape of plasma products market is relatively fragmented. However, factors such as stringent regulations, tightened quality control and heavy capital expenditure requirements have contributed to increasing industry consolidation in recent years. For instance, the CFDA issued new GMP requirements to re-certify all the fractionation plants by the end of 2013, which has resulted in the shutdown of smaller fractionation plants that were unable to upgrade their production lines by the deadline. China’s plasma industry has also witnessed multiple merger and acquisition transactions in recent years. Market leaders with stable plasma supplies complemented by further collection expansion potentials, strong product portfolios and robust research and development capabilities are expected to be able to continue to solidify their positions and further gain development advantages.

Albumin Market Trends

According to MRB, human albumin products achieved sales revenue of $1.56 billion in 2014, accounting for 62.2% of China’s plasma products market in 2014 and representing a CAGR of approximately 31.0% from 2009. MRB expects the market to reach $3.4 billion in 2019, representing a CAGR of approximately 16.7% from 2014 to 2019.

The robust demand for albumin products in China continued to grow as a result of the high incidence of hypo-albuminemia from liver cirrhosis and hepatitis B. Unlike many other plasma products, albumin products may be imported from other countries due to the acute shortage of albumin products from domestic manufacturers, and as a result, many multinational plasma product manufacturers are expected to continue to divert a large portion of their albumin products to China’s market in the future so long as the price in China remains competitive. Based on our industry knowledge, the imported albumin products accounted for approximately 57.6% of China’s albumin products market in 2015. CNBG, RAAS and China Biologic were the largest three domestic albumin product manufacturers with a combined market share close to 20.5%, and China Biologic ranked the third with a market share of approximately 6.3%, in terms of sales revenue in 2015.

IVIG Market Trends

According to MRB, China’s IVIG products achieved sales revenue of $557.4 million in 2014, representing a CAGR of approximately 13.4% from 2009. MRB expects the market to reach $1,562.6 million in 2019, representing a CAGR approximately 22.9% from 2014 to 2019. Based on our industry knowledge, China Biologic was the market leader in 2015 with a market share of approximately 18.8%.

In more developed countries, major applications of IVIG therapy are for chronic diseases such as primary immune deficiency and chronic inflammatory demyelinating polyneuropathy, which require treatment for a number of years or even lifetime. In contrast, IVIG therapy is only used to treat acute diseases and infections in China. The substantial growth in China’s IVIG products market in recent years was mainly due to the IVIG therapy for Hand, Foot and Mouth Disease, which is rare and less known in more developed countries. Compared with the markets in these countries, China’s IVIG products market is far from mature. In 2014, for instance, the per-capita consumption of IVIG products in China was 12.7 grams per 1,000 inhabitants, as compared to over 200 grams per 1,000 inhabitants in the United States, according to MRB, and therefore there is tremendous growth potential as China’s IVIG consumption draws closer to that of the United States. Developing this market requires significant efforts from IVIG manufacturers to educate physicians, the public and the health authorities on the benefits of IVIG therapy for a number of medical conditions. In countries with higher per-capita consumption of IVIG products, the efficacy of IVIG therapy in a number of medical conditions was promoted by the following means over the years: clinical trials, anecdotal reports, scientific articles, educational activities for physicians and medical students, medical conferences and seminars, and promotional campaigns such as advertisements in medical journals. The role of a specialized sales force was also instrumental in the rapid acceptance of IVIG therapy in North America and Europe. In addition, patient organizations, which are largely supported by IVIG manufacturers, have also become increasingly important in recent years, as they are able to draw physicians’ attention to antibody deficiency tests. All of these factors may be replicated in China as a result of IVIG manufacturers’ educational and promotional efforts as well as economic development and healthcare spending growth in China.

Factor VIII Market Trends

According to MRB, China’s market size for plasma-derived factor VIII was $44.5 million in terms of sales revenue in 2014, representing a CAGR of approximately 33.2% from 2009. MRB expects the market to reach $85.0 million in 2019, representing a CAGR of approximately 13.8% from 2014 to 2019, supported by both plasma-derived and recombinant products. Based on our industry knowledge, only five domestic plasma product manufacturers offered plasma-derived factor VIII in 2015. Green Cross (China) Biological Products Co., Ltd., Hualan Biological Engineering Inc. and China Biologic were the largest three domestic manufacturers of plasma-derived factor VIII with a combined market share close to 90.6%, and China Biologic ranked the third with a market share of approximately 21.3%, in terms of sales revenue in 2015.

There were over 10,000 registered patients of hemophilia in China as of December 31, 2015, according to China Hemophilia Association, which underpins a significant market demand for factor VIII products. Due to an acute shortage of plasma-derived coagulation factor concentrates available in China as a result of limited coagulation factor manufacturers, recombinant factor VIII products have taken a growing role in hemophilia care in China. However, since recombinant products are approximately three times more expensive than plasma-derived factor VIII products and not covered by national health insurance for full reimbursement in China, they are used only in the absence of suitable plasma-derived products. As an increasing number of China-based manufacturers, including China Biologic, commercially launched factor VIII products, the supply is expected to increase and lead to overall market growth. It is unlikely, however, that plasma-derived factor VIII will be able to fully meet the market demand if hemophilia care continues to improve in China. China’s market for factor VIII products is expected to experience a continued shortage of plasma-derived factor VIII products in the foreseeable future.

BUSINESS

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in and capitalize on the growth of the plasma products market:

Leading producer of plasma products in China with strong growth potential

We are one of the top three producers of plasma products in terms of 2015 sales revenue based on our industry knowledge. In the albumin segment, which accounts for a majority of the market in China, we are the third largest domestic producers with a market share of approximately 6.3% in terms of 2015 sales revenue, based on our industry knowledge. In the IVIG segment, which is the second largest segment of the plasma products market in China, we are the largest producer overall in China with a market share of approximately 18.8% in terms of 2015 sales revenue, based on our industry knowledge.

We have a strong product portfolio with over 20 different dosage forms of plasma products and other biopharmaceutical products across nine categories and a robust near-term product pipeline of seven products. We believe that we are one of the only four plasma products manufacturers in China with the product portfolio comprising at least eight categories of plasma products. Since different types of plasma products utilize different protein components of plasma, different types of plasma products can be produced from the same raw plasma supply with minimal incremental increase in raw material cost. Our broad product portfolio, supported by our strong research and development capabilities, therefore, provides us with the benefit of higher comprehensive plasma utilization, which in turn contributes to higher profit margins.

We believe product safety and supply stability are the most critical considerations for hospitals and inoculation centers in making purchase decisions on plasma products. We have manufacturing facilities in Shandong Province and Guizhou Province with a production capacity of 1,300 tonnes certified pursuant to the new GMP requirements. We implement stringent quality control measures throughout our production process, and have not historically experienced failure to receive pre-sale approval or had a recall with respect to any of our plasma products. As a leading producer of plasma products, we have been able to maintain a steady plasma supply volume and sales volume over the years. Our safety record and the stability of our supply, we believe, have strengthened our business relationship with existing customers and enhanced our ability to acquire new customers.

China’s plasma products market is, and will continue to be, subject to stringent government regulation. In recent years, however, PRC regulators have also taken initiatives to increase plasma collection volume by approving more new plasma collection stations and expanding plasma collection coverage for existing plasma collection stations. We are well positioned to benefit from these favorable regulatory trends as we are able to meet the associated quality control and technology investment requirements.

Stable and growing supply of plasma with strategically located collection stations

Our ability to secure and expand our supply of plasma, a critical raw material for our operations, is one of our key strengths. Our plasma collection network consists of 13 captive plasma stations (including one branch collection facility). In addition, Huitian, a company in which we hold a minority equity interest, operates three plasma stations. In 2015, we were the third largest plasma collector in China in terms of collection volume with approximately 15.0% of the total national supply, based on our industry knowledge.

We operate nine plasma collection stations (including one branch collection facility) in Shandong Province, two in Guangxi Province and two in Guizhou Province, covering 32 cities and counties with an aggregate population of approximately 42.2 million. Shandong Province has one of the largest population, and Guangxi Province and Guizhou Province are among the least economically developed regions in China — both favorable characteristics underpinning a strong and stable plasma supply.

We continue to seek innovative ways to identify and attract potential donors. We regularly organize a variety of community events to deliver our messages that focus on the life-saving and other social contribution aspects of plasma donation. We also regularly review our donor compensation to ensure that it remains competitive. In addition, we actively seek to expand the geographic coverage of our existing collection stations to gain access to additional donor populations. As a result of our collection efforts, our average plasma collection volume is greater than the national average by approximately 78.8% in 2015 based on our industry knowledge. Our total plasma collection volume increased by approximately 17.2% from 2014 to 2015.

In addition to increasing our collection volume at existing plasma collection stations, we also seek to build new plasma stations to expand our donor base. In October 2014, we received the regulatory approval to build two new plasma collection stations in Hebei Province, an underdeveloped province for plasma collection that provides convenient and economic transportation to our manufacturing facilities in the adjacent Shandong Province. These new plasma collection stations were under construction as of the date of this report. In September 2015, we received the regulatory approval to build a new branch collection facility to operate under our Ningyang plasma collection station in Shandong Province. This new plasma collection facility covers the collection territory of Zaozhuang City, which has a population of 3.8 million and offers a reliable source of plasma donors. We obtained the operating permit for this new plasma collection facility in October 2015 and commenced plasma collection thereafter.

Robust near-term product pipeline to capture full plasma value chain backed by strong research and development capabilities

We currently have seven new products under development, with two of them in registration stage and expected to be commercially launched in the second half of 2016 or 2017. We expect our expanding product portfolio to further increase our comprehensive plasma utilization, which will in turn lead to higher profit margins. With our current and pipeline products, we believe that by the second half of 2016, our product offerings will be able to capture substantially all of the value along the plasma products value chain.

Benefiting, in part, from our direct sales to hospitals and inoculation centers, our ability to bring new products to market reflects a research and development process that is designed to be demand-driven and highly responsive to physician feedback and the latest market trends in medicine. To complement our research and development efforts, we also work closely with a number of leading research institutes in China specializing in plasma products. As of December 31, 2015, we held 50 patents for plasma products.

Leading position in China’s fast-growing IVIG products market

We are the largest producer of IVIG products in China in terms of 2015 sales revenue based on our industry knowledge. Our IVIG sales, accounting for approximately 42.2% of our total sales, increased to $125.1 million in 2015 from $77.3 million in 2013, representing a CAGR of 27.2% between 2013 and 2015. We attribute our rapid growth and leading position in the IVIG products market, in part, to our continued efforts to promote IVIG therapy to physicians in tier one cities.

Compared with the markets in more developed countries, China’s IVIG products market is far from mature. In more developed countries, major applications of IVIG therapy are for chronic diseases, which require treatment for a number of years or even lifetime, while in China, IVIG therapy is only used to treat acute diseases and infections. Also, the per-capita consumption of IVIG products in China is significantly lower than that in the more developed countries, and therefore there is significant growth potential as China’s IVIG consumption draws closer to that of the more developed countries as a result of growing awareness of IVIG therapy and favorable government reimbursement policies. For details of the IVIG products market comparison, see “Industry — IVIG Market Trends.” As a leading player in China’s IVIG products market, we are uniquely positioned to benefit from the anticipated increase in demand from the popularization of IVIG therapy.

Flexible and effective sales and distribution model aimed to maximize penetration

We have a flexible sales model that focuses on direct sales to hospitals and inoculation centers and is complemented by distributor sales. Under this sales model, our products reach 30 provinces, municipalities and autonomous regions in China.

In 2015, 53.5% of sales of our products were generated from direct sales, and in 2015, our direct sales network covered approximately 595 hospitals and inoculation centers. Our sales and marketing team, consisting of 124 employees as of December 31, 2015, is responsible for the sales and marketing efforts to our end customers and provide product educational programs and other sales support directly to doctors and nurses. These efforts are designed to ensure effective and seamless communications with our end customers, particularly with respect to clinical education, which provide us with first-hand intelligence on latest industry trends and market demands and enable us to provide better after-sale services and support. For example, our sales and marketing team actively promotes new IVIG indications that are widely accepted in more developed countries but less known among Chinese physicians. These efforts contributed significantly to the growth of our IVIG sales, which increased by $26.7 million from $98.4 million in 2014 to $125.1 million in 2015.

Our direct sales network is complemented by sales through distributors, which accounted for 46.5% of our plasma sales in 2015. We select our distributors through a rigorous process, which focuses on market leadership in the covered region, the degree of control we have to which hospitals our products are sold (i.e., larger and higher tiered hospitals are preferred), and the level of access we have to our customers (i.e., greater access enables us to better track the sales of our products).

We believe that our flexible sales model of focusing on direct sales is cost-effective and has helped us to achieve strong financial performance. Our selling expenses as a percentage of sales were 3.4%, 4.4% and 5.2% in 2015, 2014 and 2013, respectively; and our operating margin was 44.7%, 45.7% and 42.7% during these periods, respectively.

Experienced and committed management team

We have an experienced, dedicated and visionary management team with an in-depth understanding of the pharmaceutical industry in China. Our Chairman and Chief Executive Officer, Mr. David (Xiaoying) Gao, with more than 13 years of experience in the pharmaceutical industry, was instrumental in the development and implementation of our business strategy. Before joining our company, Mr. Gao was the chief executive officer of BMP Sunstone Corporation before being acquired by Sanofi. Our Chief Financial Officer, Ming Yang, has more than 18 years of financial management and accounting experience. Mr. Guangli Pang and Mr. Gang Yang, the general manager of Shandong Taibang and Guizhou Taibang, respectively, have more than 30 and 20 years of experience in the plasma products industry in China, respectively. Since our current senior management team was put in place in 2012, we have been committed to improving corporate governance and enhancing shareholder value. We believe our management team, with their extensive industry background and strong management talent, provides a strong foundation for the execution of our growth strategy and achievement of our goals.

Our Business Strategy

Our mission is to become a first-class biopharmaceutical enterprise in China. To achieve this objective, we have implemented a business strategy with the following key components:

Securing the supply of plasma

Due to the shortage of plasma, we plan to build new plasma collection stations throughout China as well as to expand collection territories of existing plasma stations in order to secure our plasma supply. We currently have a total of 13 plasma stations (including one branch collection facility) in operation, of which nine are in Shandong Province, two in Guangxi Province and two in Guizhou Province. In October 2014, we received the regulatory approval to build two new plasma collection stations in Hebei Province. These new plasma collection stations were under construction as of the date of this report. In September 2015, we received the regulatory approval to build a new branch collection facility to operate under our Ningyang plasma collection station in Shandong Province. We obtained the operating permit for this new plasma collection facility in October 2015 and commenced plasma collection thereafter. Meanwhile, we are carrying out various promotional activities to stabilize and expand our donor base for our existing plasma stations. A majority of our plasma stations recorded increases in plasma collection volume in 2015 as compared to 2014.

Further strengthening of research and development capability

We believe that, unlike other more developed countries such as the United States, China’s plasma products are at an early stage of development. There are many other plasma products that are being used in the United States, which are not currently manufactured or used widely in China. We intend to strengthen our research and development capabilities through in-house development and partnership with leading international players to expand our product line to include plasma products that have higher margins and are technologically more advanced. We also intend to continue to improve the yield for our products. As a result of our research and development efforts, we currently have seven products under development, with two of them in registration stage and expected to be commercially launched in the second half of 2016 or 2017. For further details of our pipeline products, see “— Our Research and Development Efforts” below. We believe that our increased focus on research and development will give us a competitive advantage in China over our competitors.

Market development and network expansion

Leveraging on the high quality and steady supply of our products, we intend to expand our geographic coverage in China to include markets where we envision significant growth potential. In particular, we plan to further strengthen our direct sales by growing our sales and marketing team and expanding our coverage among hospitals and inoculation centers. We also plan to strengthen our relationships with major distributors in tier-one cities to deepen our penetration in those markets and to obtain higher market share.

Organic growth complemented by acquisition of competitors and/or other biologic-related companies

We have expanded organically by securing sufficient plasma supply and strengthening in-house development efforts. In addition to organic growth, acquisition is an important part of our expansion strategy. Although there are approximately 30 approved plasma-based biopharmaceutical manufacturers in the market, we believe that there are approximately 28 manufacturers currently in operation in China, only about half of which are competitive. We estimate that the top five manufacturers in China accounted for more than 70.0% market share (excluding imports) in terms of sales revenue in 2015. Furthermore, we believe that the regulatory authorities are considering further industry reform and those smaller, less competitive manufacturers will face possible revocation of their manufacturing permits by the regulators due to the compliance cost, making them potential targets for acquisition. If we are presented with appropriate opportunities, we may acquire additional companies, products or technologies in the biologic-related sectors (e.g., medical, pharmaceutical and biopharmaceutical) to complement our current business operations.

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

We have two product liability insurance policies covering Shandong Taibang’s and Guizhou Taibang’s products in the amount of RMB20 million (approximately $3.1 million) each. Since our establishment in 2002, we have been subject to four lawsuits filed by patients who were treated with our products and received blood and/or plasma transfusions. See “Risk Factors — Risks Related to Our Business — Product liability claims or product recalls involving our products could have a material adverse effect on our business” for further details. We do not expect these four claims to have a material adverse effect on our company.

Raw Materials

Plasma from in-house collection

Plasma is the principal raw material for our biopharmaceutical products. We currently operate eleven plasma stations (including one branch collection facility) through Shandong Taibang and two plasma stations through Guizhou Taibang. In October 2014, we received the regulatory approval to build two new plasma collection stations in Hebei Province. These new plasma collection stations were under construction as of the date of this report. In September 2015, we received the regulatory approval to build a new branch collection facility to operate under our Ningyang plasma collection station in Shandong Province. We obtained the operating permit for this new plasma collection facility in October 2015 and commenced plasma collection thereafter. We believe that our plasma stations give us a stable source of plasma supply and control over product quality. Also, we believe that we have enjoyed benefits of economies of scale, including sharing certain administration and management expenses across our several plasma stations. We currently maintain sufficient plasma supply for approximately eight months of production.

Plasma sourced from Xinjiang Deyuan

We purchased approximately 143 tonnes of source plasma and plasma pastes from Xinjiang Deyuan Bioengineering Co., Ltd., or Xinjiang Deyuan, for a total consideration of approximately RMB139 million (approximately US$22.6 million). Xinjiang Deyuan delivered these raw materials to us during the second quarter of 2015 and passed our quality inspection. We expect that the final products made from such raw materials will be fully released to market by the first half of 2016.

We entered into a cooperation agreement with Xinjiang Deyuan and its controlling shareholder in August 2015, pursuant to which Xinjiang Deyuan agreed to sell to us no less than 500 tonnes of source plasma in batches over the next three years. As required and approved by the local regulator, all plasma used for production must be able to be traced to plasma collection stations, and therefore, we monitor the quality of the plasma collection process at Xinjiang Deyuan. We purchased approximately 19.0 tonnes of source plasma from Xinjiang Deyuan under this cooperation agreement as of the date of this report. Our transactions with Xinjiang Deyuan will provide us a significant volume of additional raw material over the next three years and enable us to efficiently enhance our production capacity utilization and supply more plasma products to satisfy growing market demand.

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

Our five largest suppliers for other raw materials and packaging materials in the aggregate accounted for approximately 36.2%, 30.2% and 39.3% of our total procurement for the years ended December 31, 2015, 2014 and 2013, respectively. We have not experienced any shortage of supply or significant quality issue with respect to any raw materials and packaging materials.

Plasma Collection

Our plasma stations purchase, collect, examine and deepfreeze plasma on behalf of Shandong Taibang and Guizhou Taibang and are subject to provincial health bureau’s rules, regulations and specifications for quality, packaging and storage. Each station is only allowed to collect plasma from healthy donors within its respective districts and in accordance with a time table set by its respective parent company, Shandong Taibang or Guizhou Taibang. The plasma must be tested negative for HBsAb, HCV and HIV antibodies and the RPR test, contain ALT 25 units (ALT) and plasma protein 55g/l, and contain no virus pollution or visible erythrolysis, lipemia, macroscopic red blood cell or any other irregular finding. The plasma is packaged in 25 to 30 separate 600g bags in each box and then stored at a temperature of -20°C or lower within limited time after collection to ensure that it will congeal within six hours. Each bag is labeled with a computer-generated tracking code. Shandong Taibang and Guizhou Taibang are responsible for the overall technical and quality supervision of the plasma collection, packaging and storage at each plasma station.

Sales, Marketing and Distribution

Because all of our products are prescription drugs, we can only sell to hospitals and inoculation centers directly or through approved distributors. For 2015, 2014 and 2013, direct sales to hospitals and inoculation centers represented approximately 59.0%, 65.4% and 66.8%, respectively, of our total plasma sales. Our five largest customers in the aggregate accounted for approximately 13.0%, 14.6% and 11.0% of our total sales for 2015, 2014 and 2013, respectively. Our largest customer accounted for approximately 4.0%, 4.2% and 2.7% of our total sales for 2015, 2014 and 2013, respectively.

We select our distributors through a rigorous process, which focuses on market leadership in the covered region, the degree of control we have over to which hospitals our products are sold (i.e. larger and higher tiered hospitals are preferred), and the level of access we have to our customers (i.e. greater access enables us to better track the sales of our products). As part of our effort to ensure the quality of our distributors, we also conduct due diligence to verify whether potential distributors have obtained necessary permits and licenses and facilities (such as cold storage) for the distribution of our biopharmaceutical products and assess their financial condition. Certain of our regional distributors are appointed on an exclusive basis within a specified geographic territory. Our supply contracts set out the quantity and price of products to be supplied by us. For distributors, our contracts also contain guidelines for the sale and distribution of our products, including restrictions on the geographical territory in which the products may be sold. We provide our distributors with training in relation to our products and on sales techniques. We generally require our distributors to pay in advance before we deliver products, with a few exceptions for a credit period of no longer than 60 days to major distributors in tier-one cities. For hospitals and clinics, we generally grant a credit period of no longer than 90 days, with exceptions to certain high credit-worthy customers of up to six months. For 2015, 2014 and 2013, we had not incurred any significant bad debts from our customers.

Our largest geographic market is Shandong Province, representing approximately 23.2%, 23.9% and 27.3% of our total sales for 2015, 2014 and 2013, respectively. Jiangsu Province is our second largest geographic market, representing 10.0%, 9.3% and 8.4% of our total sales for 2015, 2014 and 2013, respectively. In addition to Shandong Province and Guizhou Province, we also have sales presence in 28 other provinces, municipalities and autonomous regions.

As of December 31, 2015, our marketing and after-sales services department consisted of 124 employees.

We believe that due to the nature of our products, the key factors of our competitiveness centers on product safety, steady supply, brand recognition, timely availability and pricing. As all of our products are prescription medicines, we are not allowed to advertise our products in the mass media. For 2015, 2014 and 2013, total sales and marketing expenses amounted to approximately $10.0 million, $10.7 million and $10.6 million, respectively, representing approximately 3.4%, 4.4% and 5.2%, respectively, of our total sales.

Our Research and Development Efforts

Each of Shandong Taibang and Guizhou Taibang has its own research and development department. All of our research and development researchers hold degrees in medicine, pharmacy, biology, biochemistry or other relevant field. Our research and development departments are responsible for the development and registration of our products. We also cooperate with a number of leading institutions in China specializing in plasma products to strengthen our research and development capacity.

We employ a market driven approach to initiate research and development projects, including both product and production technique development. We believe that the key to our industry’s developments is the safety of products and maximizing the yield per unit volume of plasma. Our research and development efforts are focused on the following areas:

•	broaden the breadth and depth of our portfolio of plasma products;

•	enhance the yield per unit volume of plasma through new collection techniques;

•	maximize manufacturing efficiency and safety;

•	promote product safety through implementation of new technologies; and

•	refine production technology for existing products.

All the products we currently manufacture have been developed in-house. The following table outlines our research and development work in progress:

Products Currently in Development	Treatment/Use	Status of Product Development	Stage*
Human hepatitis B immunoglobulin (pH4) for intravenous injection	Prevention of measles and contagious hepatitis. When applied together with antibiotics, its curative effect on certain severe bacteria or virus infection may be improved.	Withdrew the registration application from the CFDA. Commercial production pending for the resubmission of the registration application.(1)	4
Human fibrinogen	Treatment for lack of fibrinogen and increase human fibrinogen concentration.	Substantially completed the clinical trial and has started the self-inspection on the data of the clinical trial. Commercial production expected in late 2016 or early 2017.	4

Immune Globulin Intravenous (Human), Caprylate/Chromatography Purified and 20 nm virus filtration	Treatment for original immunoglobulin deficiency; secondary immunoglobulin deficiency and auto-immune deficiency diseases.	Obtained the approval for clinical trial by the CFDA.	3
Human Antithrombin III (concentration)	Treatment for (1) hereditary antithrombin III deficiency in connection with surgical or obstetrical procedures and (2) thromboembolism.	Submitted application for clinical trial to the CFDA. Received the notification of drug evaluation consulting session from the Center for Drug Evaluation under CFDA. Approval of clinical trials expected in 2017.	2
Human Cytomegalovirus Immunoglobulin	Prophylaxis and treatment of CMV infection, especially for the prevention of active virus replication for patients in immunosuppression, such as organ transplantation patients.	Submitted application for clinical trial to the CFDA. Passed the on-site examination conducted by the PFDA. Approval of clinical trials expected in 2017.	2
Human coagulation factor IX	Use for coagulopathies such as Hemophilia B.	Submitted application for clinical trial to the CFDA. Approval of clinical trials expected in 2017.	2
Human Fibrin Sealant	Adjunct to hemostasis on patients undergoing surgery in case that traditional surgical techniques (such as suture, ligature or cautery) are ineffective or impractical.	Completed the official virus inactivation by the PRC National Institutes for Food and Drug Control.	1

*	These stages refer to the stages in the regulatory approval process for our products described in “— Regulation.”

(1)	As mandated by a CFDA notice promulgated on July 22, 2015, all pharmaceutical enterprises that are in the process of registration application are required to inspect the data from the clinical trials and report the inspection results to the CFDA and to withdraw the registration application should any deficiency surface from such inspection. We withdrew the registration application for human hepatitis B immunoglobulin (pH4) for intravenous injection as a result of our self-inspection in December 2015. See “Risk Factors—Risks Relating to Our Business—Our inability to successfully research and develop new biopharmaceutical products could have an adverse effect on our future growth.”

For 2015, 2014 and 2013, total research and development expenses amounted to approximately $6.0 million, $4.2 million and $4.2 million, respectively, representing approximately 2.0%, 1.7% and 2.1%, respectively, of our total sales.

Competition

We are subject to intense competition. There are both local and overseas pharmaceutical enterprises that engage in the manufacture and sale of potential substitute or similar biopharmaceutical products as our products in China. These competitors may have more capital, better research and development resources, and stronger manufacturing and marketing capabilities than we do. In our industry, we compete based upon product quality, production cost, ability to produce a diverse range of products and logistical capabilities.

Our profitability may be adversely affected if competition intensifies, competitors reduce prices, regulators promulgate or strengthen regulations that have the effect of controlling the prices of our products; or competitors develop new products or product substitutes with comparable medicinal applications or therapeutic effects that are more effective or less costly than ours.

There are approximately 30 approved manufacturers of plasma products in China of which approximately 28 are currently in operation. Many of these manufacturers are essentially producing the same type of products that we produce, including human albumin and various types of immunoglobulin. We believe, however, that it is difficult for new manufacturers to enter into the industry due to current regulatory barrier. We believe that our major competitors in China include CNBG, RAAS, Hualan Biological Engineering, Inc., Sichuan Yuanda Shuyang Pharmaceutical Co., Ltd., Shanxi Kangbao Biological Product Co., Ltd., and Jiangxi Boya Bio Pharmaceutical Co., Ltd.

In addition, we also face competition from imported products where allowed. China became a member of the World Trade Organization in December 2001 and as a result imported biopharmaceutical products enjoy lower tariffs. Since 2009, China has experienced a substantial increase in volume of imported human albumin. If the import of human albumin continues to increase, we may face more fierce competition in the domestic human albumin market.

Based on our industry knowledge, we are among the top three plasma products manufacturer in China in terms of 2015 sales revenue. To solidify our market position, we have also expanded our product portfolio to include factor VIII and human prothrombin complex concentrate, or PCC, in 2012 and 2015 respectively. For factor VIII, we obtained the manufacturing approval certificate and the GMP certification for production facility from the CFDA in 2012. For PCC, we obtained the manufacturing approval certificate in July 2013 and the GMP certification for the production facility in March 2014.

We will continue to meet challenges and secure our market position by enhancing our existing products, introducing new products to meet customer demand, delivering quality products to our customers in a timely manner and maintaining our established industry reputation.

Our Intellectual Property

We held 53 issued patents and 13 pending patent applications in China for certain manufacturing processes and packing designs as of December 31, 2015. We also had eight registered trademarks in China as of December 31, 2015.

In addition, we had registered three domain names as of December 31, 2015, namely, www.chinabiologic.com, www.ctbb.com.cn and www.taibanggz.com.

Regulation

Set forth below is a summary of the major PRC regulations relating to our business.

Due to the nature of our products, we are supervised by various levels of the NHFPC and/or CFDA. Such supervision includes the safety standards regulating our raw material supplies (mainly plasma), our manufacturing process and our finished products.

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

Plasma stations were historically owned and managed by the PRC health authorities. In March 2006, the NHFPC and other eight central governmental departments of the PRC State Council promulgated the Measures for the Reform of Blood Collection Stations whereby the ownership and management of the plasma stations are required to be transferred to plasma-based biopharmaceutical companies while the regulatory supervision and administrative control remain with the government. As a result, all plasma stations are now having direct supply relationship with their parent fractionation facilities.

Set out below are some of the safety features at China’s plasma stations:

•	Plasma stations can only source plasma from donors that are the local residents within the assigned district approved by the provincial health authorities.

•	Plasma stations must perform a health check on the donor. Once the donor passes the health check, a “donor permit” is issued to the donor. The standards of the health check are established by the health authorities at the PRC State Council level.

•	The designing and printing of the “donor permit” is administrated by the provincial health authorities, autonomous region or municipality government, as the case maybe. The “donor permit” cannot be altered, copied or assigned.

•	Before donors can donate plasma, the station must verify their identities and the validity of their “donor permits.” The donors must pass the verification procedures before they are given a health check and blood test. For those donors who have passed the verification, health check and blood test and whose plasma were donated according to prescribed procedures, the station will set up a record.

•	Collected plasma which passes quality testing cannot be used to produce plasma products until its donor donates again after a 90-day quarantine period and the subsequently donated plasma passes quality testing as well.

•	All plasma stations are subject to the regulations on the prevention of communicable diseases. They must strictly adhere to the sanitary requirements and reporting procedures in the event of an epidemic situation.

The operation of plasma collection stations is subject to stringent regulations by the PRC government. We estimate that there were approximately 188 plasma stations in operation in China as of December 31, 2015.

Importation of blood products

According to current PRC regulations, except for human albumin and recombinant factor VIII products, all the plasma products are banned from importation into China.

Production of plasma products

The manufacture and sale of plasma products are subject to stringent regulations by the PRC government. Under PRC law, each variation in the packaging, dosage and concentration of medical products requires separate registration and approval by the CFDA before it may be commercially available for sale. For example, among our human albumin products, only human albumin 20%/10ml, 20%/25ml, 20%/50ml, 10%/100ml, 10%/20ml, 10%/50ml, 25%/50ml and 20%/50ml (10g, from factor IV) products have been approved and are commercially available. All references in this report to our manufacture and sale of human albumin relate to our approved human albumin products.

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
• submit required sample products and documents to The PFDA. The PFDA will perform an on-site examination on the documents and equipment, and then transfer all the required materials to the CFDA, who will further review the documents and test the sample products;
• submit a draft clinical trial program to the CFDA for the application of the clinical trial; and
• obtain approval of the clinical trial.

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
• submit documents related to pre-clinical and clinical trials to the PFDA, which will perform on-site inspection on the clinical trials and then transfer the related documents to the CFDA for further review;
• receive on-site inspection by the CFDA on three consecutive sample productions at the production facilities;
• obtain the manufacturing approval certificate following the public notification period; and
• obtain the GMP certificate following the public notification period.

5	Production and approval	The production and approval for sale stage mainly involves the following steps:
	for sale	• produce the approved products in qualified facilities with requisite GMP certificates;
• submit documentation and samples of mass production products to the CFDA for inspection; and
• obtain qualification certificate to mass production products for sale on a batch-by-batch basis.

New GMP standard

All of our production facilities are required to obtain GMP certificates for their pharmaceutical production activities. In February 2011, the CFDA enacted the new GMP standard, which has significantly increased standards for quality control, documentation, and overall manufacturing processes of blood products, vaccines, injections and other sterile pharmaceutical products. The new GMP standard requires us to, among others, maintain and operate a comprehensive and effective product quality control system throughout the production process. In addition, it imposes higher standards for our production facilities. The new GMP standard became applicable to all of our production facilities at the end of 2013. Following the upgrades on our production facilities, we obtained the renewed GMP certificate for Shandong Taibang and Guizhou Taibang in June 2013 and March 2014, respectively. Huitian obtained the GMP certificate from the CFDA for its new plasma production facility in February 2016 and started the commercial production thereafter.

Pricing

Effective on June 1, 2015, the NDRC removed the retail price ceilings for all drug products (except for anesthetics and category I antipsychotics) in China. See “Risk Factors—Risks Relating to Our Business—Significant uncertainties remain with respect to the implementation of the recently announced deregulation on price controls over drug products, and we may not have discretion to increase the prices of our products until implementation rules are in place. Our ability to increase the prices of our products is also subject to ongoing government supervision and limited by general market conditions and intense competition.”

Prior to the deregulation of price controls, retail prices of certain pharmaceutical products were subject to various price-related regulations. According to the “Regulations on Controlling Blood Products” promulgated by the PRC State Council in 1996, regional offices of the Pricing Bureau and the NHFPC had the authority to regulate retail prices for controlled plasma products. In addition, retail prices of pharmaceutical products fully or partially covered under the national insurance system were also subject to the price ceilings set out in the National (Medical) Insurance Catalog, or the NIC, which may be adjusted by the NDRC from time to time. The hospitals as participants of the national insurance program could not sell the products to patients at prices exceeding such retail price ceilings. The provincial governments in turn often establish a tender price ceiling for product tender offer made to hospitals based on, among other things, the regional living standards, cost of production of the manufacturers and the corresponding retail price ceiling. The ex-factory prices and the distributor’s wholesale prices could not exceed the tender price ceiling. Seven of our principal products (i.e., human albumin, IVIG, human rabies immunoglobulin, human tetanus immunoglobulin, factor VIII, PCC and human immunoglobulin) were included in the NIC and were subject to tender price ceilings. Two other principal products (i.e., placenta polypeptide and human hepatitis B immunoglobulin), although not included in the NIC, were also subject to tender price ceilings in certain provinces. Our profit margin for any price-controlled product was effectively controlled by the tender price ceiling. When a tender price ceiling put significant pressure on the profit margin of a given product, we may appeal to the provincial governments for lifting of such tender price ceiling.

Taxation

On March 16, 2007, the National People’s Congress of China passed the Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the PRC State Council passed its implementation rules, which became effective on January 1, 2008. The EIT Law and its implementation rules impose a unified EIT of 25.0% on all domestic-invested enterprises and foreign investment enterprises, or FIEs, unless they qualify under certain limited exceptions.

In addition to the changes to the tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The implementation rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over, among others, the production, business, recruitment and accounting aspects of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors—Risks Relating to Doing Business in China—Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

The EIT Law confirmed that qualified high and new technology enterprises may enjoy a preferential income tax rate of 15%, instead of the uniform enterprise income tax rate of 25%. The PRC Ministry of Science and Technology, the PRC Ministry of Finance and the State Administration of Taxation, or SAT, jointly promulgated the Measures for Determination of High and New Technology Enterprise on August 14, 2008 to provide the detailed rules for the examination of qualifications and approval of certificates for high and new technology enterprises. Each high and new technology enterprise certificate is valid for three years. Shandong Taibang was recognized by Shandong provincial government as a high and new technology enterprise in 2008 and renewed the certificate in 2011, as a result of which Shandong Taibang was entitled to enjoy a preferential income tax rate of 15.0% until the end of 2013. In October 2014, Shandong Taibang renewed the high and new technology enterprise certificate, which entitled it to enjoy a preferential income tax rate of 15.0% for a period of three years from 2014 to 2016. Shandong Taibang may apply for a renewal for an additional three years from 2017 to 2019 upon the expiration of such certificate.

According to Notice on Issues Concerning Relevant Tax Policies in Deepening the Implementation of the Western Development Strategy jointly promulgated by the PRC Ministry of Finance, the PRC General Administration of Customs and SAT on July 27, 2011, enterprises located in the western region of China which have at least 70.0% of their income from the businesses falling within the Category of Encouraged Industries in western region of China may enjoy a preferential income tax of 15.0% within the period from January 1, 2011 to December 31, 2020. Guizhou Taibang, being a qualified enterprise located in the western region of China, enjoys a preferential income tax rate of 15.0% effective from January 1, 2011 to December 31, 2020.

Foreign currency exchange

The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended (2008). Under these rules, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions, but not for capital account items, such as direct investment, loan or investment in securities outside China unless the prior approval of, and/or registration with, the State Administration of Foreign Exchange, or SAFE, or its local counterparts (as the case may be) is obtained.

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

Dividend distributions

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, an FIE in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of an FIE also has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

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

Our Employees

As of December 31, 2015, we employed 1,726 full-time employees, of which 59 were seconded to us by the Shandong Institute.

We believe we are in material compliance with all applicable labor and safety laws and regulations in China. We participate in various employee benefit plans that are organized by municipal and provincial governments, including retirement, medical, unemployment, work injury and maternity benefit plans for our managerial and key employees. In addition, we provide short term insurance plans for certain employees while on duty to cover work related accidents. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

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

RISKS RELATING TO OUR BUSINESS

The biopharmaceutical industry in China is strictly regulated and changes in such regulations, including banning or limiting plasma products, may have a material adverse effect on our operations, revenues and profitability.

The principal raw material of our existing and planned biopharmaceutical products is human source plasma, which, due to its unique nature, is subject to various quality and safety control risks which include, but are not limited to, contaminations and blood-borne diseases. In addition, current technology cannot eliminate entirely the risk of biological hazards inherent in plasma that are not currently known or for which screens are currently commercially available, which could result in a widespread epidemic due to blood infusion. As a result, the biopharmaceutical industry in China is strictly regulated by the government. The regulatory regime regulates the process of administrative approval of medicine and its production, and includes laws and regulations such as the PRC Pharmaceutical Law, the Implementation Rules on the PRC Pharmaceutical Law and the Regulations on the Administration of Blood Products. These laws and regulations require entities producing blood products to comply strictly with certain hygienic standards and specifications promulgated by the government. In the event that human plasma is discovered to be not compliant with the government’s hygienic standards and specifications, the health department may revoke its approval of the blood product, or otherwise limit the use of such blood product. Changes in these laws and regulations, including banning or limiting plasma products, could have a material adverse effect on our operations, revenues and profitability.

If the biopharmaceutical products we sell are found to be contaminated, our operation, revenues and profitability would be severely and adversely affected and we may be subject to civil and criminal liabilities.

We currently collect plasma from human donations to our plasma stations in Shandong, Guangxi and Guizhou Provinces. If any of our human donors is infected with diseases, then the plasma from such donor may be infected. Although we pre-screen all donors in order to ensure that they are not infected with HIV and hepatitis C and have not contracted liver disease, screening tests may fail to identify and exclude from our supply the plasma from infected donors due to technical limitation and human errors. If such contaminated plasma is not appropriately screened out, our entire plasma supply for the relevant plasma station may become contaminated. In 2015, we purchased source plasma and plasma pastes totaling 143 tonnes from Xinjiang Deyuan. We performed screening tests on the purchased plasma before putting it into production. However, we may fail to identify the contaminated plasma from Xinjiang Deyuan due to the technical limitation and/or human errors. If the plasma from our collection or purchased from Xinjiang Deyuan is found to be contaminated and we sell biopharmaceutical products made from that plasma, we could be subject to civil liability from suits brought by consumers. Further, we may lose our registration and have criminal liability if we are found by the government to have been criminally negligent. If this occurs, our business, prospects, results of operations and financial condition will be materially and adversely affected.

If our supply of quality plasma is interrupted, our results of operations and profitability will be adversely affected. In addition, if we experience any shortage of raw materials in the future, we may be unable to proceed with our long-term business plan and we may be forced to curtail or cease our operations or further business expansion.

The production of plasma products relies on the supply of plasma of suitable quality. For 2015, 2014, and 2013, the cost of plasma we used for production accounted for approximately 82.3%, 80.1%, and 74.1%, respectively, of total production cost. The supply and market prices of plasma may be adversely affected by factors such as heightened or new regulatory restrictions, higher living standards or outbreaks of diseases, any of which would affect our costs of production. We may not be able to pass on any resulting increase in costs to our customers and therefore any substantial fluctuation in supply or market prices of plasma may adversely affect our results of operations and profitability.

Our production volume, capacity utilization and future expansion are affected by a contraction in the supply of raw materials, especially plasma. In addition to the plasma collected from our own plasma stations, we also outsource plasma from Xinjiang Deyuan pursuant to a cooperation agreement entered into in August 2015. Under this cooperation agreement, Xinjiang Deyuan agreed to sell to us no less than 500 tonnes of source plasma in batches over the next three years. We cannot assure you, however, that Xinjiang Deyuan will always deliver the source plasma on schedule or such plasma will always pass our quality inspection. If we experience any shortage of plasma supply or fail to secure sufficient plasma supply for our production, we may not be able to fully utilize our production capacity or proceed with our expansion plans.

We may not be able to carry on our business if we lose any of the required permits and licenses.

We and Huitian are required to obtain from various PRC governmental authorities certain permits and licenses, including permits for pharmaceutical manufacturing and GMP certificates for each of our plants, as well as pharmaceutical distribution permits.

Each of the production facilities operated by us and Huitian is required to obtain a GMP certificate for its pharmaceutical production activities. In February 2011, the CFDA enacted the new GMP standard, which has significantly increased standards for quality control, documentation, and overall manufacturing processes that applied to each of the production facilities operated by us and Huitian as of December 31, 2013. In order for us to meet the new GMP standard, we have upgraded the related production facilities of Shandong Taibang and Guizhou Taibang, which obtained the renewed GMP certificates and resumed commercial production of plasma products in June 2013 and March 2014, respectively. Huitian suspended its production in late 2013 and obtained the GMP certification for its new plasma production facility in Xi’an in February 2016 and commenced commercial production thereafter.

We have also obtained permits and licenses and GMP certificates required for the manufacturing and sales of our products. Our permits and licenses are subject to periodic renewal and/or reassessment by the relevant PRC governmental authorities, and the compliance standards may be subject to change from time to time. We intend to apply for the renewal of such permits and licenses when required by applicable laws and regulations. However, we cannot guarantee that we may renew such permits and licenses in a timely manner, or at all. If we are unable to renew our permits and licenses or fail an inspection which would impair our permits and licenses, our business, prospects, financial condition and results of operations may be materially and adversely affected.

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

We may fail to obtain, maintain or renew required licenses and permits for our plasma stations. In addition, if we fail to adequately monitor our plasma stations, follow proper procedures or comply with safety requirements, we may be subject to sanctions by the government, civil and criminal liability. Any of these events could have a material adverse effect on our business, reputation and prospects.

We currently operate 11 plasma stations (including one branch collection facility) through Shandong Taibang and two plasma stations through Guizhou Taibang. Huitian, a company in which we hold a minority interest, operates three plasma stations in Shaanxi Province. To enable growth in our sales, we are seeking opportunities to build more plasma stations. In October 2014, we received the regulatory approval to build two new plasma collection stations in Hebei Province. These new plasma collection stations were under construction as of the date of this report. In September 2015, we received the regulatory approval to build a new branch collection facility to operate under our Ningyang plasma collection station in Shandong Province. We obtained the operating permit for this new plasma collection facility in October 2015 and commenced plasma collection thereafter. The operation of plasma stations, however, is highly regulated and we cannot assure you that we will be able to obtain, maintain and renew the required licenses and permits for existing and new plasma stations in desirable locations or in a timely manner, if at all. For example, we have experienced difficulties and delays in obtaining and/or renewing the business licenses and collection permits for a new plasma station in Pu Bei, Guangxi Province and five existing plasma stations we acquired in Guizhou Province. While we monitor our plasma intake procedures through frequent unscheduled inspections of our stations, there remain risks that our plasma stations may fail to comply with hygiene and procedural requirements for plasma screening, collection, storage and tracking. If we fail to comply with any of these requirements, we may lose our plasma collection permits or incur criminal liability if we are found by the government to have been criminally negligent. In the case of plasma contamination, we may also be subject to civil liability from suits brought by consumers of our biopharmaceutical products. In addition, failure to comply with hygiene and procedural requirements may cause harm to donors, who may contract diseases from other donors, among other things. Any such incident may subject us to government sanctions, civil or criminal liabilities. If any of these events were to occur, our business, reputation and prospects would be materially and adversely affected.

Our operations, sales, profit and cash flow will be adversely affected if our plasma products fail to pass inspection in a timely manner.

The PRC government inspects each batch of our plasma products before we can ship it to our customers. The CFDA has quality standards which require the regulators to assess, among other things, the appearance, packing capacity, thermal stability, pH value, protein content and percentage of purity of the product. We must strictly comply with relevant rules and regulations throughout the lifecycle of each product including plasma collection, delivery, production and packaging. Government regulators typically take more than a month to inspect one batch of plasma products. The process begins when the regulator randomly selects samples of our products and delivers them to the PRC National Institute for the Control of Pharmaceutical and Biological Products, or NICBPB, for testing, and the process ends when the products are given final approval by NICBPB. In the event that the regulators delay the approval of or reject our products or change the requirements such that we are unable to comply, our operations, sales, profit and cash flow will be adversely affected.

Current or worsening economic conditions may adversely affect our business and financial condition.

We currently generate sufficient operating cash flows which provide us with significant working capital. However, any uncertainty arising out of economic conditions may affect our ability to manage normal relationships with our customers, suppliers and creditors and adversely affect our results of operations, cash flows and financial condition, or those of our customers, suppliers and creditors. Current or worsening economic conditions may adversely affect the ability of our customers to pay for our products, and curtail their spending on healthcare generally. This could result in a decrease in the demand for our products, declining cash flows, longer sales cycles, slower adoption of new technologies and increased price competition. These conditions may also adversely affect certain of our suppliers, which could cause a disruption in our production capacities. Such reductions and disruptions could have a material adverse effect on our business operations.

Our inability to successfully research and develop new biopharmaceutical products could have an adverse effect on our future growth.

We believe that the successful development of biopharmaceutical products can be affected by many factors. Products that appear to be promising in the early phases of research and development may fail to be commercialized for various reasons, including the failure to obtain the necessary regulatory approvals. In addition, the research and development cycle for any new medicine is a relatively lengthy process. In our experience, the process of conducting research and various tests on new products before obtaining a new medicine certificate from the CFDA and subsequent procedures may take approximately three to five years. We cannot assure you that our future research and development projects will be successful or that they will be completed within the anticipated time frame or budget. Also, we cannot guarantee that we will receive the necessary approvals from relevant authorities for the production of our newly developed products. Even if such products could be successfully commercialized, we cannot assure you that they will be accepted by the market as anticipated.

As mandated by a CFDA notice promulgated on July 22, 2015, all pharmaceutical enterprises that are in the process of registration application are required to inspect the data from the clinical trials and report the inspection results to the CFDA and to withdraw the registration application should any deficiency surface from such inspection. Since July 22, 2015, a total of 1,184 (including 1,150 withdrawn and 34 rejected) or 81.3% of 1,457 drugs on the self-inspection list for clinical trials have ceased the application process.

The three typical reasons for applications withdrawals include:

•	insufficiency of application documents;

•	quality issue uncovered from trial data;

•	voluntary withdrawal to improve the quality of clinical trial data.

We withdrew the registration application for human hepatitis B immunoglobulin (pH4) for intravenous injection as a result of our self-inspection in December 2015 with the aim to improve the quality of clinical trial data.

Given the uncovered quality issues and rising costs for clinical trials, certain small drug manufacturers may face increased difficulty in submitting new registration applications, which could accelerate the CFDA’s overall review process. We cannot assure you, however, that our registration applications will benefit from this new CFDA practice. Our new product launches might be delayed or aborted due to our withdrawal in December 2015 and any forced or voluntary withdrawal of our other products in the process of registration application in the future should quality issues be uncovered from the inspection of the relevant clinical trial data. Such delay or abortion could have a material adverse effect on our results of operations, financial condition and prospects.

Significant uncertainties remain with respect to the implementation of the recently announced deregulation on price controls over drug products, and we may not have discretion to increase the prices of our products until implementation rules are in place. Our ability to increase the prices of our products is also subject to ongoing government supervision and limited by general market conditions and intense competition.

Prior to the deregulation of price controls, retail prices of certain pharmaceutical products were subject to various price-related regulations. In accordance with these price-related regulations, seven of our principal products (i.e., human albumin, IVIG, human rabies immunoglobulin, human tetanus immunoglobulin, factor VIII, PCC and human immunoglobulin) were included in the NIC and were subject to tender price ceilings. Two other principal products (i.e., placenta polypeptide and human hepatitis B immunoglobulin), although not included in the NIC, were also subject to tender price ceilings in certain PRC provinces. See “Business — Regulation” for further details.

Effective on June 1, 2015, the NDRC removed the retail price ceilings for all drug products (except for anesthetics and category I antipsychotics) in China. As of the date of this report, it remains unclear, however, how and to what extent such deregulation will have a positive impact on our pricing strategies and ultimately our revenue and profitability. Until implementation rules are in place to enforce the deregulation, we still may not have discretion to increase the prices we charge hospitals, inoculation centers and distributors for price-controlled products above the relevant controlled tender price ceiling under the former regulatory regime, which may adversely affect our revenue and profitability. In addition, despite the announced deregulation on price controls, the PRC government continues to closely supervise and monitor drug products pricing. For example, on May 4, 2015, the NDRC issued a notice to local regulators in order to strengthen the supervision of pricing activities in the drug products market. Among other objectives, this NDRC notice aims to monitor price inflations and fraudulent pricing practices, promote a transparent market pricing system, and establish a multi-tiered supervisory system to maintain an orderly drug products market. Although we believe that the deregulation on price controls should be a favorable policy development for our industry and business in the long term, we cannot assure you that the retail prices of our products will increase in the absence of price ceilings due to such ongoing government supervision and monitoring.

In addition, our pricing practices may also be affected by the general market conditions and intense competition. To the extent the demand for our products declines or competition intensifies, we may decide to respond by reducing our prices in order to capture the declining market demand and maintain the competitiveness of our products. See also “—We are subject to intense competition and may encounter increased competition from both local and overseas pharmaceutical enterprises if PRC regulators relax the approval process for plasma products or international trade restrictions. A change in our competitive environment could adversely affect our profitability and prospects” below. If the margin of any of our products becomes prohibitively low, we may stop manufacturing such product, which may further adversely affect our revenue and profitability.

If reimbursement or other payment for our current or future products is reduced or modified in the PRC, including through the implementation of government-sponsored healthcare reform or other similar actions, cost containment measures, or changes to policies with respect to pricing, then our business could suffer.

Sales of our products depend, in part, on the extent to which the costs of our products are paid by the public payors. These public payors mainly consist of local governments which reimburse the medicines covered by the NIC. The local governments update the NIC on a regularly basis and may remove certain medicines from the NIC. These public payors may also reduce the reimbursement amounts for certain medicines under the NIC. These measures by local governments may limit, reduce or eliminate payments for our products and adversely affect both pricing flexibility and demand for our products.

Legislation and regulations affecting reimbursement for our products may change at any time and in ways that may be adverse to us. We cannot predict the impact of these pressures and initiatives, or any negative effects of any additional regulations that may affect our business.

Some of our owned or leased properties have title defects or non-compliance, which could adversely affect our business operations.

Some of our owned or leased properties have title defects or non-compliance. For example, we use properties built on collectively owned rural land for one of our plasma collection stations. We are also in the process of obtaining the property ownership certificate for another one of our plasma collection stations. Although such title defects and non-compliance have not adversely affected our business operations, we cannot assure you that we will be able to rectify such defects and non-compliance in a timely manner or at reasonable costs, if at all. For example, under PRC laws, collectively owned rural land may not be used for commercial purposes and we may be required to vacate and seek other space to house our collection facilities. For the collection station built on collectively owned rural land, under the lease agreement for the collectively owned rural land among us, the local government and the economic collective which owns the land, the economic collective is required to assist us in securing legal rights to use such land. If the economic collective fails to perform its obligations under the lease agreement, or the lease agreement is deemed to be void, voidable or otherwise unenforceable, or if ownership disputes or claims regarding the land otherwise arise, we may be required to relocate our collection station. Any disputes or claims relating to our owned or leased properties or land or any efforts in securing alternative sites and properties could divert our resources and management’s attention from our regular business operations. In addition, we may not be able to secure alternative sites and properties, if required, in a timely manner or at reasonable costs, which could adversely affect our business operations.

Our financial position and operations may be materially and adversely affected if our product liability insurance does not sufficiently cover our liabilities.

Under current PRC laws, manufacturers and vendors of defective products in China may incur liability for loss and injury caused by such products. Pursuant to the General Principles of the Civil Law of the PRC, or the PRC Civil Law, which became effective in 1987, a defective product that causes property damage or physical injury to any person may subject the manufacturer or vendor of such product to civil liability.

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

The Tort Liability Law of the PRC was enacted in December 2009, which imposes liability on manufacturers for damages caused by defects in their products. If the defects are caused by third parties such as transporters or storekeepers, manufactures may be entitled to claim for indemnification or contribution from such third parties for making compensation to the consumers.

We maintain two product liability insurance policies for sales in China for Shandong Taibang and Guizhou Taibang’s products in the amount of $3.1 million (RMB20 million) each. If our products are found to be defective and our insurance coverage is insufficient to cover a successful claim against us, our financial position and operations may be materially and adversely affected.

Product liability claims or product recalls involving our products could have a material adverse effect on our business.

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, distribution and sale of plasma products. Plasma is a biological substance that is capable of transmitting viruses and pathogens, whether known or unknown. Therefore, our plasma and plasma products, if not properly collected, tested, pathogen-inactivated, processed, stored or transported, could cause serious disease and possibly death to patients. Further, there are viral and other infections of plasma which may escape detection using current testing methods and which are not susceptible to inactivation methods. Any infection of disease by persons using our products could result in claims against us. Since our establishment in 2002, we have been subject to four lawsuits filed by patients who were treated with our products and received blood and/or plasma transfusions. In three of these cases, we were ordered to contribute a portion of the compensation for the patients even though the courts did not find that our products were defective or caused the patients’ illness. The required contribution by us was immaterial in these three cases. The fourth case is pending in an ongoing litigation, which we vigorously defend. We cannot assure you that there will be no future claims against us or that we will always succeed in defending against such claims. Furthermore, the presence of a defect in a product could require us to carry out a recall of such product.

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

We face intense competition from local and foreign entities that manufacture and sell products that compete with ours in China. These competitors may have more capital, better research and development resources, expanded manufacturing and marketing capabilities and more experience than we do. The plasma-based biopharmaceutical manufacturing industry in China is highly regulated, and although we believe that compliance with the regulatory requirements pose a competitive barrier to enter into the Chinese market, over time, however, there may be new entrants. If the government relaxes these restrictions and allows more competitors to enter into the market, these competitors may have more capital, better research and development resources, more manufacturing and marketing capability and experience than us. Our operating results and financial condition may be adversely affected if competition intensifies, competitors reduce prices to gain market share, or competitors develop new products having comparable medicinal applications or therapeutic effects which are more effective or less costly than ours.

In addition, we also face competition from imported products. Since 2009, there has been a substantial increase in volume of imported human albumin in China, which competes in domestic human albumin market. In addition, we compete with foreign biopharmaceutical manufacturers that set up production facilities in China and compete directly with us. The increased supply of both domestic and foreign biopharmaceutical products in China may result in lower sales or lower prices for our products. We cannot assure you that we will remain competitive or that our profitability and prospects will not be adversely affected.

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

We have a secondment agreement with the Shandong Institute, which is expected to terminate upon its future privatization, for certain of our employees. If the secondment agreement is breached or terminated, it could have an adverse effect on our operations and on our financial results.

Shandong Institute of Biological Products, or the Shandong Institute, provided us with 59 of our employees, including certain key management personnel, out of our total of approximately 1,726 employees as of December 31, 2015, pursuant to a secondment agreement dated October 28, 2002, between Shandong Taibang and the Shandong Institute. Pursuant to the secondment agreement, we are responsible for the salaries of these employees, as well as for their social benefits such as insurance. Our secondment agreement with the Shandong Institute will expire on the earlier of October 2032 or the privatization of the Shandong Institute, which was originally scheduled to occur before the end of 2008. However, the privatization of the Shandong Institute has been delayed indefinitely due to delay by the Shandong Department of Health in implementing the privatization plan. Upon expiration or termination of the secondment agreement, we plan to hire the seconded employees directly. However, we cannot assure you that all of the employees will accept our employment offers at that time. Guangli Pang, Shandong Taibang’s chief executive officer is employed through the secondment agreement. Although none of our seconded employees have indicated that they do not plan to continue working for us after the privatization, if the secondment agreement is terminated or expires and we are unable to hire those employees or their replacements on time, our operations, as well as our financial results, may be materially and adversely affected.

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

As of December 31, 2015, we held 53 issued patents and had 13 pending patent applications in China for certain manufacturing processes and packaging designs. We may not be able to successfully obtain the approval of the PRC authorities for our patent applications. As of December 31, 2015, we also had 8 trademarks registered in China.

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

The legal regime in China for the protection of intellectual property rights is still at its early stage of development. Despite many laws and regulations promulgated and other efforts made by China over the years to tighten up its regulation and protection of intellectual property rights, private parties may not enjoy intellectual property rights in China to the same extent as they would in many more developed countries, including the United States, and the enforcement of such laws and regulations in China has not achieved the levels reached in those countries. The administrative agencies and the court system in China are not well-equipped to deal with violations or handle the nuances and complexities between compliant technological innovation and noncompliant infringement.

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

We cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our patents, trademarks, confidential proprietary information or similar proprietary rights. Litigation may be necessary to enforce our intellectual property rights and the outcome of any such litigation may not be in our favor. Given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, we cannot guarantee that we would be able to halt any unauthorized use of our intellectual property through litigation in a timely manner.

Furthermore, we cannot assure you that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly and we may lack the resources required to defend against such claims. If we are unsuccessful in defending against such infringement claims, we may be required to pay damages, modify our products or suspend the production and sale of such products. We cannot guarantee that we will be able to modify our products on commercially reasonable terms.

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

We maintain insurance policies covering losses with respect to damages to our properties and products. We do not have insurance coverage for inventories of raw materials or business interruption. We cannot assure you that our insurance would be sufficient to cover all of our potential losses.

If we do not maintain strong financial controls, investor confidence in us may decline and our stock price may decline as a result.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which must also contain management’s assessment of the effectiveness of our company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing the financial statements must also attest to the operating effectiveness of our company’s internal controls.

A report of our management and attestation by our independent registered public accounting firm is included in our Annual Report on Form 10-K for the year ended December 31, 2015. Our management has concluded that our internal controls over financial reporting as of December 31, 2015 were effective. We have in the past discovered, and may in the future discover, material weakness in our internal controls. For example, we identified material weaknesses related to review controls on the accounting for income taxes and derivative instrument valuation as described under Item 9A of our Annual Report on Form 10-K for year ended December 31, 2010, which were subsequently remediated in 2011 as described under Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011. However, we cannot guarantee that these remedies will continue to be effective. Failure to achieve and maintain an effective internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial and other information pursuant to the reporting obligations we have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. This could reduce investors’ confidence in our reported financial information, which in turn could result in lawsuits being filed against us by our stockholders, otherwise harm our reputation or negatively affect the trading price of our common stock.

Pending disputes regarding Guizhou Taibang’s equity ownership against us, if not resolved in our favor, could result in dilution to our shareholding percentage in Guizhou Taibang.

Guizhou Jie’an Company, or Jie’an, a minority shareholder of Guizhou Taibang, filed several lawsuits against Guizhou Taibang over the years, seeking to, among other requests, register 1.8 million shares in Guizhou Taibang, approximately 2% of Guizhou Taibang’s registered capital, under Jie’an’s name with the local Administration of Industry and Commerce, or AIC. Some of these cases were ruled in our favor and others were still pending as of the date of this report. See “Item 3—Legal Proceedings—Dispute with Jie’an over Certain Capital Injection into Guizhou Taibang” below for details. In addition, as a result of the appellate court’s unfavorable ruling in one of the lawsuit with Jie’an in December 2014, Guizhou Taibang paid RMB22.6 million (approximately $3.5 million) in 2015 into an escrow held by the trial court pending further appeal for such case. In June 2015, Guizhou Taibang appealed to the High Court of Guizhou, which overruled the decision of the appellate court and remanded the case to the trial court for retrial in September 2015. Although we, based on our PRC litigation counsel’s assessment, do not expect Jie’an to prevail in these pending litigations, we cannot assure you that the final judgment will be in our favor. If Guizhou Taibang is ordered to register the 1.8 million shares for Jie'an, our ownership interest in Guizhou Taibang will be diluted to 80%, and we may be required to pay Jie’an accumulated dividends of RMB18.3 million (approximately $2.8 million) and related interest expenses (being its claimed share of Guizhou Taibang’s accumulated dividend distributions associated with the 1.8 million shares and the accrued interest from the date when Jie’an’s capital contribution was deemed effective till December 31, 2014) from Guizhou Taibang. As of December 31, 2015, Guizhou Taibang had maintained, on its balance sheet, payables to Jie’an of RMB5.0 million (approximately $0.8 million) as received funds in respect of the 1.8 million shares in dispute, RMB1.4 million (approximately $0.2 million) for the over-paid subscription price paid by Jie’an and RMB3.7 million (approximately $0.6 million) for the accrued interest.

RISKS RELATING TO DOING BUSINESS IN CHINA

Changes in China’s political or economic situation could harm us and our operating results.

Economic reforms adopted by the PRC government have had a positive effect on the economic development of the country. The reformed economic infrastructure and legal systems, however, may be subject to abrupt adjustments by the government. These adjustments, especially in the following areas, could either benefit or damage our operations and profitability:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	International trade restrictions; and

•	International conflict.

The PRC economy differs from the economies of most member countries of the Organization for Economic Cooperation and Development, or the OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy, and weak corporate governance and the lack of a flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the PRC economy was similar to those of the OECD member countries.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in China. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, most of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our PRC operations and subsidiary.

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

There is also uncertainty as to whether the PRC courts would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that although recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law, recognition and enforcement of a foreign judgment by PRC courts depend on treaties or reciprocity between China and the country where the judgment is made. China does not have any treaties or other arrangements with the United States that provide for the reciprocal recognition and enforcement of U.S. judgments. In addition, according to the PRC Civil Procedures Law, PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

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

Substantially all of our sales are settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or other payments in U.S. dollars. Although the PRC government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investments and loans, is subject to governmental approval and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

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

Since July 2005, RMB has no longer been pegged to U.S. dollars. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, RMB may appreciate or depreciate significantly in value against U.S. dollars in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

Substantially all of our profits are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent companies. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10.0% of their annual after-tax profits determined in accordance with PRC generally accepted accounting principles to a statutory general reserve fund until the amounts in such fund reaches 50.0% of their registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit the ability of our PRC subsidiaries to distribute profits to us or otherwise materially adversely affect us.

Pursuant to the Circular on Relevant Issues concerning Foreign Exchange Administration of Overseas Investment and Financing and Return Investments Conducted by Domestic Residents through Overseas Special Purpose Vehicle, or Circular 37, which was promulgated by SAFE, and became effective on July 4, 2014, (1) a PRC resident must register with the local SAFE branch before he or she contributes assets or equity interests in an overseas special purpose vehicle, or an Overseas SPV, that is directly established or controlled by the PRC resident for the purpose of conducting investment or financing; and (2) following the initial registration, the PRC resident is also required to register with the local SAFE branch for any major change, in respect of the Overseas SPV, including, among other things, a change in the Overseas SPV’s PRC resident shareholder, name of the Overseas SPV, term of operation, or any increase or reduction of the Overseas SPV’s registered capital, share transfer or swap, and merger or division.

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

The Enterprise Income Tax Law, or the EIT Law, and its implementing rules became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a PRC enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, SAT issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation on non-PRC enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a PRC enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (1) its senior management in charge of daily operations reside or perform their duties mainly in China; (2) its financial or personnel decisions are made or approved by bodies or persons in China; (3) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (4) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25.0% on its worldwide income and must pay a withholding tax at a rate of 10.0% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by PRC tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25.0% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-PRC source income would be subject to PRC enterprise income tax at a rate of 25.0%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10.0% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the “resident enterprise” classification could result in a situation in which a 10.0% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. Finally, if we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax. We are actively monitoring the possibility of “resident enterprise” treatment and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

SAT released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698 has the effect of taxing foreign companies on gains derived from the indirect sale of a PRC company. Where a foreign investor indirectly transfers equity interests in a PRC resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction that has an effective tax rate less than 12.5% or does not tax foreign income of its residents, the foreign investor must report this indirect transfer to the tax authority in charge of that PRC resident enterprise. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of avoiding PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC withholding tax at a rate of up to 10.0%.

SAT subsequently released public notices to clarify issues relating to Circular 698, including the Announcement on Several Issues concerning the Enterprise Income Tax on the Indirect Transfers of Properties by Non-resident Enterprises, or SAT Notice 7, which became effective on February 3, 2015. SAT Notice 7 abolished the compulsive reporting obligations originally set out in Circular 698. Under SAT Notice 7, if a non-resident enterprise transfers its shares in an overseas holding company, which directly or indirectly owns PRC taxable properties, including shares in a PRC company, via an arrangement without reasonable commercial purpose, such transfer shall be deemed as indirect transfer of the underlying PRC taxable properties. Accordingly, the transferee shall be deemed as a withholding agent with the obligation to withhold and remit the enterprise income tax to the competent PRC tax authorities. Factors that may be taken into consideration when determining whether there is a “reasonable commercial purpose” include, among other factors, the economic essence of the transferred shares, the economic essence of the assets held by the overseas holding company, the taxability of the transaction in offshore jurisdictions, and economic essence and duration of the offshore structure. SAT Notice 7 also sets out safe harbors for the “reasonable commercial purpose” test.

There is little guidance and practical experience regarding the application of Circular 698 and the related SAT notices. For example, while the term “indirectly transfer” is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax rates in foreign tax jurisdictions. As a result, we may become at risk of being taxed under Circular 698 and the related SAT notices and we may be required to expend valuable resources to comply with Circular 698 and the related SAT notices or to establish that we should not be taxed under Circular 698 and the related SAT notices, which could have a material adverse effect on our financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other U.S. laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the relevant statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. PRC anti-corruption laws also strictly prohibit bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors may engage in conduct for which we might be held responsible. Particularly, most of the hospitals and inoculation centers in China are state-owned entities, whose employees may be recognized as foreign government officials for the purpose of FCPA. Therefore, any payments, expensive gifts or other benefits provided to an employee of the state-owned hospital or inoculation center may be deemed violation of FCPA. Violations of FCPA or PRC anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, prospects, operating results and financial condition. In addition, the U.S. government may seek to hold us liable for successor liability under FCPA violations committed by companies in which we invest or that we acquire.

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

In recent years, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed the “reverse merger” transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S.-listed PRC-based companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and our business operations will be severely impacted and your investment in our stock could be rendered worthless.

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

Our independent registered public accounting firm may be temporarily suspended from practicing before the SEC if unable to continue to satisfy SEC investigation requests in the future. If a delay in completion of our audit process occurs as a result, we could be unable to timely file certain reports with the SEC, which may lead to the delisting of our stock.

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

On January 22, 2014, Judge Cameron Elliot, an SEC administrative law judge, issued an initial decision suspending the Chinese member firms of the “Big Four” accounting firms, including our independent registered public accounting firm, from practicing before the SEC for six months. In February 2014, the initial decision was appealed. While under appeal and in February 2015, the Chinese member firms of “Big Four” accounting firms reached a settlement with the SEC. As part of the settlement, each of the Chinese member firms of “Big Four” accounting firms agreed to settlement terms that include a censure, undertakings to make a payment to the SEC, procedures and undertakings as to future requests for documents by the SEC, and possible additional proceedings and remedies should those undertakings not be adhered to.

If the settlement terms are not adhered to, Chinese member firms of “Big four” accounting firms may be suspended from practicing before the SEC which could in turn delay the timely filing of our financial statements with the SEC. In addition, it could be difficult for us to timely identify and engage another qualified independent auditor to replace our independent registered public accounting firm, KPMG Huazhen LLP. A delinquency in our filings with the SEC may result in NASDAQ initiating procedures, which could adversely harm our reputation and have other material adverse effects on our overall growth and prospects.

Our independent registered public accounting firm’s audit documentation related to their audit reports included in our Annual Report may include audit documentation located in China. PCAOB currently cannot inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm issued an audit opinion on the financial statements included in our Annual Report filed with the SEC. As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, work papers located in China are not currently inspected by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities.

Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. However, the PCAOB is currently unable to inspect an auditor’s audit work related to a company’s operations in China and where such documentation of the audit work is located in China. As a result, our investors may be deprived of the benefits of the PCAOB’s oversight of auditors that are located in China through such inspections.

The inability of the PCAOB to conduct inspections of an auditor’s work papers in China makes it more difficult to evaluate the effectiveness of any of our auditor’s audit procedures or quality control procedures that may be located in China as compared to auditors outside of China that are subject to PCAOB inspections. Investors may consequently lose confidence in our reported financial information and procedures and the quality of our financial statements.

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

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include, among others:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community, including negative publicity and short seller reports that make allegations against us, even if unfounded;

•	significant developments relating to our relationships with our customers or suppliers;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;

•	customer demand for our products;

•	investor perceptions of our industry in general and our company in particular;

•	the operating and stock performance of comparable companies;

•	general economic conditions and trends;

•	major catastrophic events;

•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	loss of external funding sources;

•	sales of our common stock, including sales by our directors, officers or significant stockholders;

•	additions or departures of key personnel; and

•	investor perception of litigation, investigation or other legal proceedings involving us or certain of our individual stockholders or their family members.

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

The provisions in our currently effective certificate of incorporation and bylaws and our preferred shares rights agreement might discourage, delay or prevent a change of control of our company or changes in our management and, therefore depress the trading price of the common stock.

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

These provisions include, among others:

•	the right of our board of directors to issue preferred stock without stockholder approval;

•	division of our board of directors into three classes with staggered terms;

•	elimination of the right of our stockholders to act by written consent;

•	prohibiting stockholders from calling a special meeting of the stockholders;

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; and

•	requiring super majority stockholder vote to amend certain provisions of the amended and restated certificate of incorporation and bylaws.

Approved on June 20, 2014, our currently-in-effect bylaws authorize our stockholders who hold 25.0% of our entire capital stock issued and outstanding and are entitled to vote to call a special meeting of the stockholders.

On January 8, 2015, our board of directors adopted a preferred shares rights agreement between us and the Securities Transfer Corporation, as the rights agent. This agreement provides, among other things, that when specified events occur, our stockholders will be entitled to purchase from us a fraction of a share of series A participating preferred stock for each share of common stock they own. Such preferred stock purchase rights are triggered by the earlier to occur of (1) 10 business days (or a later date determined by our board of directors before the rights are separated from our common stock) after the public announcement that a person or group has become an “acquiring person” by acquiring beneficial ownership of 15.0% or more of our outstanding common stock or (2) 10 business days (or a later date determined by our board of directors before the rights are separated from our common stock) after a person or group begins a tender or exchange offer that, if completed, would result in that person or group becoming an acquiring person. The issuance of preferred stock pursuant to this preferred shares rights agreement would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. Our board of directors had previously adopted a similar preferred shares rights agreement on November 19, 2012, which expired on November 20, 2014.

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

The trading prices of our common stock are likely to be volatile and could fluctuate widely in response to factors beyond our control. For example, if one or more of the industry analysts or ratings agencies who cover us downgrades us or our common stock, or publishes unfavorable research about us, the price of our common stock may decline. If one or more of these analysts or agencies cease to cover our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price of our common stock or trading volume to decline. In addition, the performance and fluctuation of the market prices of other China-based, U.S.-listed healthcare companies may affect the volatility in the price of and trading volume for our common stock. In recent years, a number of PRC-based companies have listed their securities, or are in the process of preparing for listing their securities, on U.S. stock markets. Some of these companies have experienced significant volatility, including significant price declines following their initial public offerings. The trading performances of the securities of these PRC-based companies’ securities at the time of or after their offerings may affect the overall investor sentiment towards PRC-based companies listed in the United States and consequently may affect the trading performance of our common stock. These broad market and industry factors may significantly affect the market price and volatility of our common stock, regardless of our actual operating performance.

In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons. Any of these factors may result in large and sudden changes in the volume and price at which our common stock will trade. We cannot assure you that these factors will not occur in the future again. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company. If we were involved in a class action lawsuit, it could divert the attention of senior management, and, if adversely determined, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We have no outstanding or unresolved comments from the SEC staff.

ITEM 2. PROPERTIES.

Our company’s corporate offices are leased and located at 18th Floor, Jialong International Building, 19 Chaoyang Park Road, Chaoyang District, Beijing 100125, the People’s Republic of China.

Business	Location	Owned/Leased
Manufacturing Facilities	Taishan District, Tai’an City, Shandong Province, China	Owned
	Gaoxin District, Tai’an City, Shandong Province, China	Owned
	Huaxi District, Guiyang City, Guizhou Province, China	Owned

Plasma Stations	Qihe County, Shandong Province, China	Leased
	Xiajin County, Shandong Province, China	Owned
	Zhangqiu County, Shandong Province, China	Owned
	Yanggu County, Shandong Province, China	Owned
	Yishui County, Shandong Province, China	Owned
	Huanjiang Maonan Autonomous County, Guangxi Zhuang Autonomous Region, China	Owned
	Fangchenggang City, Guangxi Zhuang Autonomous Region, China	Owned
	Yuncheng County, Shandong Province, China	Leased
	Ningyang County, Shandong Province, China	Owned
	Cao County, Shandong Province, China	Owned
	Huangping County, Guizhou Province, China	Owned
	Puding County, Guizhou Province, China	Owned
	Ziyun Miaozu Buyizu autonomous County, Guizhou Province, China	Leased

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

Dispute with Jie’an over Certain Capital Injection into Guizhou Taibang

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from qualified strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority shareholder of Guizhou Taibang’s shares, Guizhou Jie’an Company, or Jie’an, did not support the plan and did not waive its right of first refusal. In May 2007, Guizhou Taibang signed an Equity Purchase Agreement with certain alleged strategic investors (who concealed their background), pursuant to which such investors agreed to invest an aggregate of RMB51.0 million (approximately $7.8 million) in exchange for 21.4% of Guizhou Taibang’s equity interests. Such Equity Purchase Agreement was not approved or ratified by over two-thirds supermajority of Guizhou Taibang’s shareholders, which approval or ratification is required under the PRC Company Law. At the same time, as an existing shareholder, Jie’an also subscribed for 1,800,000 shares, representing its pro rata share of the 20,000,000 shares being offered. In total, Guizhou Taibang received RMB51.0 million (approximately $7.8 million) from the investors and RMB6.5 million (approximately $1.0 million) from Jie’an.

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

In December 2013, Jie’an brought a third lawsuit against Guizhou Taibang, requesting Guizhou Taibang to register 1.8 million shares under its name with the local AIC. In July 2014, the trial court denied Jie’an’s request to register such shares. Despite the denial of Jie’an’s share registration request, the trial court, however, in its ruling, ordered Guizhou Taibang to pay accumulated dividends of RMB13.8 million (approximately $2.1 million) associated with these shares and the related interest expenses to Jie’an. Guizhou Taibang and Jie’an subsequently filed a cross-appeal. In December 2014, the appellate court ruled in favor of Jie’an supporting its request to register 1.8 million shares and ordered Guizhou Taibang to pay Jie’an its share of accumulated dividends of RMB18.3 million (approximately $2.8 million) associated with these shares plus the related interest expenses. In the first half of 2015, Guizhou Taibang paid an aggregate of RMB22.6 million (approximately $3.5 million) to the trial court held in escrow pending further appeal of this case. In June 2015, Guizhou Taibang appealed to the High Court of Guizhou, which overruled the decision of the appellate court and remanded the case to the trial court for retrial in September 2015.

In November 2013, Guizhou Taibang held a shareholders meeting and the shareholders passed resolutions, or the November 2013 Resolutions, that, inter alia, (1) determined that it was no longer necessary for Guizhou Taibang to obtain additional capital from investors; (2) rejected Jie’an’s request that Jie’an subscribe for additional shares of Guizhou Taibang alone and one or more other shareholders reduce their shareholding in Guizhou Taibang; and (3) approved the issuance of a total of 20,000,000 new shares to all existing shareholders on a pro rata basis. Jie’an subsequently filed a fourth lawsuit against Guizhou Taibang in December 2013, requesting that the court declare the November 2013 Resolutions void. Both the trial court and the appellate court denied Jie’an’s request.

In March 2014, Guizhou Taibang held another shareholders meeting and the shareholders passed resolutions, or the March 2014 Resolutions, that, inter alia, re-calculated the ownership percentage in Guizhou Taibang based on the November 2013 Resolutions and the additional capital injections from existing shareholders. Guizhou Taibang subsequently updated the registration with the local AIC regarding the additional capital injections in August 2014. In September 2014, Jie’an and another minority shareholder of Guizhou Taibang filed a lawsuit against Guizhou Taibang, requesting that the court declare both the November 2013 Resolutions and the March 2014 Resolutions void and instruct Guizhou Taibang to withdraw the AIC registration. In November 2014, the trial court suspended this case pending the final outcome of the third lawsuit filed by Jie’an. In October 2015, the trial court denied their request.

If the pending cases with Jie’an are ultimately ruled in Jie’an’s favor, our ownership interest in Guizhou Taibang may be diluted to 80% and Jie’an may be entitled to receive accumulated dividends of RMB18.3 million (approximately $2.8 million), being its claimed share of Guizhou Taibang’s accumulated dividend distributions associated with the 1.8 million shares, and the related interest expenses from Guizhou Taibang. As of December 31, 2015, Guizhou Taibang had maintained, on its balance sheet, payables to Jie’an in the amounts of RMB5.0 million (approximately $0.8 million) as received funds in respect of the 1.8 million shares in dispute, RMB1.4 million (approximately $0.2 million) for the over-paid subscription price paid by Jie’an and RMB3.7 million (approximately $0.6 million) for the accrued interest. As these cases are closely interlinked to the outcome of the disputes with certain individual investor described below, based on our PRC litigation counsel’s assessment, we do not expect Jie’an to prevail.

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

In October 2010, the trial court denied such individual investor’s right as shareholder of Guizhou Taibang and his entitlement to share the dividends, which ruling was reaffirmed after a re-trial by the same trial court in December 2012. After such ruling, Guizhou Taibang attempted to return the originally received fund of RMB34.2 million (approximately $5.3 million) to such investor by wiring the fund back to his bank account but was unable to do so due to the closure of his bank account. Another investor, however, accepted the returned fund of RMB11.2 million (approximately $1.7 million) from Guizhou Taibang in November 2010. In 2013, the same individual investor appealed the case to the PRC Supreme Court, which also denied his claims for shareholder status in Guizhou Taibang and the related dividend distribution and accrued interest in September 2013. Such investor subsequently attempted to seek a re-trial by the PRC Supreme Court, which request was denied by the PRC Supreme Court in January 2014. He then applied to the PRC Supreme Procuratorate to request for a review of the PRC Supreme Court’s decision and seek an appeal by the PRC Supreme Procuratorate to the PRC Supreme Court for an ultimate re-trial on his behalf. In July 2015, the PRC Supreme Procuratorate rejected his request for review.

As of December 31, 2015, Guizhou Taibang had maintained, on its balance sheet, payables to the investors of RMB34.2 million (approximately $5.3 million) as originally received funds from such individual investor in respect of the shares in dispute, RMB17.7 million (approximately $2.7 million) for the interest expenses, and RMB0.3 million (approximately $0.1 million) for the 1% penalty imposed by the Equity Purchase Agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor.

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

	Closing Prices(1)
	High	Low
	USD	USD
2015
1st Quarter	95.51	64.98
2nd Quarter	120.85	92.69
3rd Quarter	123.83	82.62
4th Quarter	142.46	89.13

2014
1st Quarter	37.98	26.80
2nd Quarter	48.07	35.73
3rd Quarter	55.84	44.76
4th Quarter	69.50	49.06

(1)	The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of February 19, 2016, there were 437 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of December 31, 2015 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	651,897	$10.44	1,182,945
Total	651,897	$10.44	1,182,945

(1)	Excludes shares of restricted stock granted pursuant to our 2008 Equity Incentive Plan. The 669,100 shares of unvested restricted stock at December 31, 2015 are issuable without the payment of any cash consideration by the grantee.

Effective May 9, 2008, our board of directors adopted the 2008 Equity Incentive Plan, or the 2008 Plan. The 2008 Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of five million shares of our common stock may be issued pursuant to the 2008 Plan. The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than the fair market value per share on the grant date, except that, in the case of an incentive stock option granted to a person who holds more than 10.0% of the total combined voting power of all classes of our stock or any of our subsidiaries, the exercise price will be no less than 110.0% of the fair market value per share on the grant date. As of December 31, 2015, 669,100 shares of restricted stock and options to purchase 651,897 share of our common stock were outstanding. No awards may be granted under the 2008 Plan after May 9, 2018, except that any award granted before then may extend beyond that date.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2015 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2015 fiscal year.

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated statement of comprehensive income data for 2015, 2014 and 2013 and the selected balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for 2012 and 2011 and the selected balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements not included in this report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(U.S. dollars in thousands, except per share data)
Revenues	296,458	243,252	203,357	184,813	153,092
Income From Operations	132,586	111,159	86,933	74,489	32,217
Net Income attributable to China Biologic Products, Inc.	89,043	70,917	54,602	45,222	18,182
Total Assets	551,466	446,847	403,781	311,047	248,893
Total Current Liabilities	71,655	120,682	63,439	47,719	67,822
Total Long Term Liabilities	12,849	50,904	36,373	5,909	2,029
Total Stockholders' equity attributable to China Biologic Products, Inc.	382,343	212,087	237,692	195,470	135,512
Total Equity	466,962	275,262	303,970	257,419	179,041
Net Income Per Share
Basic	3.40	2.85	2.05	1.73	0.73
Diluted	3.27	2.71	1.96	1.62	0.37

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

Overview

We are a biopharmaceutical company principally engaged in the research, development, manufacturing and sales of plasma products in China. We have a strong product portfolio with over 20 different dosage forms of plasma products and other biopharmaceutical products across nine categories. Our principal products are human albumin and IVIG. These products use human plasma as their principal raw material. Sales of human albumin products represented approximately 37.6%, 39.3% and 44.1% of our total sales for 2015, 2014 and 2013, respectively. Sales of IVIG products represented approximately 42.2%, 40.4% and 38.0% of our total sales for 2015, 2014 and 2013, respectively. All of our products are prescription medicines administered in the form of injections.

Our sales model focuses on direct sales to hospitals and inoculation centers and is complemented by distributor sales. In 2015, we generated sales of $296.5 million, an increase of 21.9% from 2014, and recorded net income attributable to our company of $89.0 million, an increase of 25.5% from 2014.

Recent Developments

In February 2016, Huitian obtained the GMP certificate from the CFDA for its new plasma production facility in Xi’an, Shaanxi Province, and commenced commercial production thereafter.

Financial Performance Highlights

The following are some financial highlights for 2015:

•	Sales: Sales increased by $53.2 million, or 21.9%, to $296.5 million for 2015 from $243.3 million for 2014.

•	Gross Profit: Gross profit increased by $26.8 million, or 16.4%, to $190.0 million for 2015 from $163.2 million for 2014. As a percentage of sales, gross profit decrease from 67.1% in 2014 to 64.1% in 2015, respectively.

•	Income from operations: Income from operations increased by $21.4 million, or 19.2%, to $132.6 million for 2015 from $111.2 million for 2014.

•	Net income attributable to our company: Net income attributable to our company increased by $18.1 million, or 25.5%, to $89.0 million for 2015 from $70.9 million for 2014.

•	Fully diluted net income per share: Fully diluted net income per share was $3.27 for 2015, as compared to $2.71 for 2014.

Principal Factors Affecting our Financial Performance

The following are key factors that affect our financial condition and results of operations and we believe them to be important to the understanding of our business:

Raw material supply and prices

The primary raw material used in the production of our albumin and immunoglobulin products is human plasma. The collection of human plasma in China is generally influenced by a number of factors such as government regulations, geographical locations of plasma collection stations, sanitary conditions of plasma stations, living standards of the donors, and cultural and religious beliefs. If we experience any shortage of plasma supply, we may not be able to fully utilize our production capacity. We currently operate 11 plasma collection stations (including one branch collection facility) through Shandong Taibang and two plasma stations through Guizhou Taibang. These plasma stations provide us with a stable source of plasma supply.

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

Production capacity

Our sales volume is limited by our annual production capacity. As we grow our business in the future, our ability to fulfill additional and larger orders will depend on our ability to increase our production capacity. Our plan to expand our production capacity will depend on the availability of capital to meet our needs of expansion or upgrading of production lines, and the availability of stable plasma supply. To comply with applicable PRC laws and regulations, we have maintained permits and licenses necessary for the current operations of our plasma collection stations and production plants, and are required to apply for such permits and licenses to operate new plasma collection stations and production plants. As a result, our expansion plan also depends on our ability to renew existing permits and licenses and obtain new permits and licenses.

Competition

We face intense competition from local and foreign entities that manufacture and sell products that compete with ours in the PRC. These competitors may have more capital, better research and development resources, expanded manufacturing and marketing capabilities and more experience than we do. In our industry, we compete based upon product quality, production cost, ability to produce a diverse range of products and logistical capabilities.

Our profitability may be adversely affected if competition intensifies, competitors reduce prices, PRC government requires us to reduce the prices of our products, or competitors develop new products or product substitutes with comparable medicinal applications or therapeutic effects which are more effective or less costly than ours. See Item 1, “Business—Competition” for more information.

Taxation

China Biologic is subject to United States tax at gradual rates of up to 35.0%. No provision for income taxes in the United States has been made as China Biologic has no U.S. taxable income.

Taibang Biological was incorporated in the BVI, but is not subject to taxation in that jurisdiction.

Taibang Holdings was incorporated in Hong Kong, and under the current laws of Hong Kong, is subject to a Profits Tax of 16.5% on profits arising in Hong Kong. However, no provision for Hong Kong Profits Tax has been made as Taibang Holdings has no taxable income.

According to the PRC government policy, new or high technology companies may enjoy a preferential income tax rate of 15.0%, instead of 25.0% under the EIT Law. In 2011, Shandong Taibang renewed its high and new technology enterprise qualification, which entitled it to the preferential income tax rate of 15.0% for a period of three years from 2011 to 2013. In October 2014, Shandong Taibang renewed its high and new technology enterprise qualification, which entitled it to enjoy a preferential income tax rate of 15.0% for a period of three years from 2014 to 2016. Shandong Taibang may apply for a renewal for an additional three years from 2017 to 2019 upon the expiration of its high and new technology enterprise certificate. According to Notice on Issues Concerning Relevant Tax Policies in Deepening the Implementation of the Western Development Strategy jointly promulgated by the PRC Ministry of Finance, the PRC General Administration of Customs and SAT dated July 27, 2011, Guizhou Taibang, being a qualified enterprise located in the western region of China, enjoys a preferential income tax rate of 15.0% effective from January 1, 2011 to December 31, 2020. All of our other PRC subsidiaries are subject to the statutory income tax rate of 25.0%.

Results of Operations

The following table sets forth a summary of our consolidated statements of comprehensive income for the periods indicated. Our historical results presented below are not necessarily indicative of the results that may be expected for any other future period.

	For the Year Ended December 31,
	2015		2014		2013
	$	% of Total Sales	$	% of Total Sales	$	% of Total Sales
	(U.S. dollars in thousands, except percentage)
SALES	296,458	100.0	243,252	100.0	203,357	100.0
COST OF SALES	106,483	35.9	80,026	32.9	65,484	32.2
GROSS MARGIN	189,975	64.1	163,226	67.1	137,873	67.8
OPERATING EXPENSES:
Selling expenses	9,973	3.4	10,707	4.4	10,643	5.2
General and administrative expenses	41,392	14.0	32,130	13.2	36,074	17.7
Research and development expenses	6,024	2.0	4,162	1.7	4,223	2.1
Provision for other receivables in respect of an employee housing development project	-	0.0	5,068	2.1	-	-
Total operating expenses	57,389	19.4	52,067	21.4	50,940	25.0
INCOME FROM OPERATIONS	132,586	44.7	111,159	45.7	86,933	42.7
OTHER INCOME (EXPENSES):
Equity in (loss) income of equity method investee	(1,311)	(0.4)	8,646	3.6	2,170	1.1
Interest expense	(1,727)	(0.6)	(3,698)	(1.5)	(1,135)	(0.6)
Interest income	5,551	1.9	6,645	2.7	4,433	2.2
Total other income, net	2,513	0.9	11,593	4.8	5,468	2.7
EARNINGS BEFORE INCOME TAX EXPENSE	135,099	45.6	122,752	50.5	92,401	45.4
INCOME TAX EXPENSE	20,993	7.1	26,639	11.0	15,540	7.6
NET INCOME	114,106	38.5	96,113	39.5	76,861	37.8
Less: Net income attributable to non-controlling interest	25,063	8.5	25,196	10.3	22,259	10.9
NET INCOME ATTRIBUTABLE TO COMPANY	89,043	30.0	70,917	29.2	54,602	26.9
NET INCOME PER SHARE OF COMMON STOCK
BASIC	3.40		2.85		2.05
DILUTED	3.27		2.71		1.96

Comparison of years ended December 31, 2015 and 2014

Sales

Our total sales increased by 21.9%, or $53.2 million, to $296.5 million for 2015, compared to $243.3 million for 2014, primarily due to increases in the sales volumes of human albumin and IVIG. Excluding the foreign exchange impact resulting from the depreciation of the RMB against the U.S. dollar, our sales would have increased by 23.4% for 2015 as compared to 2014. Such increase of sales was mainly due to the increase in sales volume in major plasma products.

The following table summarizes the breakdown of sales by major types of products:

	For the Year Ended December 31,				Change
	2015		2014
	$	%	$	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human albumin	111.4	37.6	95.6	39.3	15.8	16.5
Immunoglobulin products:
IVIG	125.1	42.2	98.4	40.4	26.7	27.1
Other immunoglobulin products	22.5	7.6	19.7	8.1	2.8	14.2
Placenta polypeptide	27.2	9.2	24.0	9.9	3.2	13.3
Others	10.3	3.4	5.6	2.3	4.7	83.9
Totals	296.5	100.0	243.3	100.0	53.2	21.9

For 2015 as compared to 2014:

•	the average price for our approved human albumin products, which represented 37.6% of our total sales, remained stable and, excluding the foreign exchange effect, their average price in RMB increased by approximately 1.3%; and

•	the average price for our approved IVIG products, which represented 42.2% of our total sales, remained stable, and excluding the foreign exchange effect, their average price in RMB increased by approximately 1.2%.

The average sales price of our human albumin and IVIG products increased in RMB term for 2015 as compared to 2014, as a result of the combined effects of the reduced value added tax, or VAT, rate, strong market demand and our sales effort to increase market shares in tier-one cities and new markets. The VAT rate on sales of plasma products was reduced from 6.0% to 3.0%, effective on July 1, 2014. The reduction in the VAT rate had a positive impact on our sales prices as our sales are recognized as the invoiced price of the products sold minus VAT. All other factors being equal, the reduction in the VAT rate had the effect of increasing our sales price of plasma products by 2.9%. Excluding this impact, the average sales price of our human albumin and IVIG products in RMB term would have remained stable in 2015 as compared to 2014. The average sales price of our human albumin and IVIG products increased slightly in RMB term in response to the strong market demand following the removal of the retail price ceilings for drug products, effective on June 1, 2015. This increase is partially offset by our effort to increase the market share of our human albumin products and IVIG products in tier-one cities and new markets in 2015, whereby we increased sales to distributors with lower invoiced prices compared to direct sales to hospitals and inoculation centers.

The sales volume of our products depends on market demand and our production volume. The production volume of our human albumin products and IVIG products depends primarily on the general plasma supply. The production volume of our hyper-immune products, which include human rabies immunoglobulin, human hepatitis B immunoglobulin and human tetanus immunoglobulin products, is subject to the availability of specific vaccinated plasma and our production capacity. The supply of specific vaccinated plasma requires several months of lead time. Our production facility currently can only accommodate the production of one type of hyper-immune products at any given time and we rotate the production of different types of hyper-immune products from time to time in response to market demand. As such, the sales volume of any given type of hyper-immune products may vary significantly from period to period.

The sales volume of our human albumin products increased by 16.6% for 2015 as compared to 2014, as a result of the increased production volume at Shandong Taibang and Guizhou Taibang. The sales volume of our IVIG products increased by 27.0% for 2015 as compared to 2014, mainly due to the increased sales through distributors in tier-one cities and new markets supported by the increased output following the production resumption at Guizhou Taibang in March 2014. Further, in anticipation of a favorable market environment and our increased sales capabilities this year, we reserved a large volume of IVIG pastes from previous years to be processed and sold in early 2015, which also contributed to our increased sales volume in 2015.

The sales increase of other immunoglobulin products for 2015 as compared to 2014 was mainly attributable to the increase in average sales price of human tetanus immunoglobulin products. The increase in average sales price of human tetanus immunoglobulin products was primarily due to the strong market demand coupled by the removal of the retail price ceiling for drug products effective on June 1, 2015.

The sales increase of placenta polypeptide products was generally in line with the volume increase for 2015 as compared to 2014. The sales volume of placenta polypeptide products increased by 12.8% for 2015 as compared to 2014, primarily due to the ramp-up of the production capacities for placenta polypeptide at Guizhou Taibang after receiving the GMP certification for the upgraded production facilities in January 2014.

The sales increase of other products for 2015 as compared to 2014 was mainly due to the increase in sales volume of both factor VIII and PCC.

Cost of sales & gross profit

	For the Year Ended December 31,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	$106.5	$80.0	$26.5	33.1
as a percentage of total sales	35.9%	32.9%		3.0
Gross Profit	$190.0	$163.2	$26.8	16.4
Gross Margin	64.1%	67.1%		(3.0)

Our cost of sales was $106.5 million, or 35.9% of our sales, for 2015, as compared to $80.0 million, or 32.9% of our sales for 2014. Our gross profit was $190.0 million and $163.2 million for 2015 and 2014, respectively, representing gross margins of 64.1% and 67.1%, respectively. Excluding the sales of the products derived from raw plasma outsourced from Xinjiang Deyuan, whose cost is moderately higher than plasma from our own collection stations, our gross margin would have been 65.4% for 2015. Our cost of sales and gross margin are affected by the volume and pricing of our finished products, raw material costs, production mix and yields, inventory impairments, production cycles and routine maintenance costs.

The increase in cost of sales for 2015 as compared to 2014 was generally in line with the increases in sales volume and cost of plasma. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors consistent with the industry practice. We expect the nutrition fees to be paid to donors continue to increase as a result of improving living standards in China. Consequently, future improvements on margins will need to be derived from increases in product pricing, product mix, yields and manufacturing efficiency. The increase in cost of sales as a percentage of sales for 2015 as compared to 2014 was mainly due to the increase in cost of plasma partially offset by the increase in the average sales price of major plasma products.

Operating expenses

	For the Year Ended December 31,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	$57.4	$52.1	$5.3	10.2
as a percentage of total sales	19.4%	21.4%		(2.0)

Our total operating expenses increased by $5.3 million, or 10.2%, to $57.4 million for 2015 from $52.1 million for 2014. As a percentage of total sales, total expenses decreased by 2.0% to 19.4% for 2015 from 21.4% for 2014. The operating expenses for 2014 included a provision of $5.1 million for all the receivables in respect of an employee housing development project at Shandong Taibang as discussed below. Excluding the effect of this provision, our operating expenses increased by $10.4 million, or 22.1%, for 2015 as compared to 2014, primarily due to the combined effect of the increase of the general and administrative expenses and research and development expenses and the decrease of selling expenses as discussed below.

Selling expenses

	For the Year Ended December 31,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	$10.0	$10.7	$(0.7)	(6.5)
as a percentage of total sales	3.4%	4.4%		(1.0)

For 2015, our selling expenses decreased by $0.7 million, or 6.5%, to $10.0 million from $10.7 million for 2014. As a percentage of total sales, our selling expenses for 2015 decreased by 1.0% to 3.4% from 4.4% for 2014. The decrease was mainly due to the decreased selling expense of placenta polypeptide for 2015 as compared to 2014. We began to utilize internal resources instead of third-party service providers to promote sales of placenta polypeptide products, and did not renew a third-party engagement upon its expiration in May 2014.

General and administrative expenses

	For the Year Ended December 31,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	$41.4	$32.1	$9.3	29.0
as a percentage of total sales	14.0%	13.2%		0.8

For 2015, our general and administrative expenses increased by $9.3 million, or 29.0%, to $41.4 million from $32.1 million for 2014. As a percentage of total sales, general and administrative expenses increased by 0.8% to 14.0% for 2015 from 13.2% for 2014. The increase in general and administrative expenses was mainly due to the increase of share-based compensation expenses totaling $6.7 million. In addition, the disposal losses on assets increased by $2.7 million for 2015 as compared to 2014.

Research and development expenses

	For the Year Ended December 31,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	$6.0	$4.2	$1.8	42.9
as a percentage of total sales	2.0%	1.7%		0.3

For 2015, our research and development expenses increased by $1.8, or 42.9%, to $6.0 million from $4.2 million for 2014. In 2015 and 2014, we received government grants totaling $1.2 million and $2.1 million respectively and recognized them as a reduction of research and development expenses. Excluding this impact, our research and development expenses increased by $0.9 million for 2015 from 2014. As a percentage of total sales, our research and development expenses, excluding the impact of the government grants, decreased by 0.2% to 2.4% for 2015 from 2.6% for 2014. The increase of our research and development expenses was mainly due to the expenditures paid for certain clinical trial programs in 2015.

Provision for other receivables in respect of an employee housing development project

In 2014, we made a full provision of $5.1 million for all the receivables in respect of an employee housing development project at Shandong Taibang because it became probable that these receivables may not be recoverable after all legal means of collection were exhausted.

Equity in (loss) income of equity method investee

Our equity method investment represented our 35.0% equity interest in Huitian, our equity method investee. For 2015, our equity in (loss) income of equity method investee decreased by $9.9 million to a loss of $1.3 million from income of $8.6 million for 2014. Huitian suspended its production and began to construct a new production facility to meet the new GMP standard in late 2013. Huitian incurred operation losses during the suspension period in 2015 as it did not commence production at its new facility until February 2016. In 2014, Huitian disposed a subsidiary, recognizing a gain of RMB116.7 million (approximately $19.0 million).

Income tax expense

	For the Year Ended December 31,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax expense	$21.0	$26.6	$(5.6)	(21.1)
Effective income tax rate	15.5%	21.7%		(6.2)

Our provision for income taxes decreased by $5.6 million, or 21.1%, to $21.0 million for 2015 from $26.6 million for 2014. For 2014, we incurred the dividend withholding income tax of $8.9 million in respect of the dividends declared or to be declared by Shandong Taibang. With our plan to reinvest Shandong Taibang's earnings in its business operations, we no longer incurred dividend withholding income tax in respect of Shandong Taibang since 2015 following an internal corporate restructuring.

Excluding the impact of dividend withholding income tax, our effective income tax rates were 15.5% and 14.4% for 2015 and 2014, respectively. The statutory tax rate applicable to our major operating subsidiaries in the PRC for 2015 and 2014 was 15.0%.

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

The average sales price of human albumin products increased slightly for 2014 as compared to 2013, as a result of the combined effects of the higher government-imposed retail price ceiling, the reduced VAT rate and our sales effort to increase market shares in tier-one cities and new markets. The higher retail price ceiling announced by NDRC that became effective on February 1, 2013 provided us with more flexibility in pricing our human albumin products and allowed us to increase our ex-factory prices in certain regional markets. The reduction of VAT rate from 6.0% to 3.0% effective on July 1, 2014 also had a positive effect on our sales price of plasma products as our sales are recognized as the invoiced price of the products sold minus VAT. We lowered sales price of human albumin products, however, in order to expand our market shares in tier-one cities and certain new markets in 2014. The price decrease of IVIG products was mainly attributable to the increased sales through distributors in tier-one cities and new markets, partially offset by the reduced VAT rate. To improve our brand recognition and the market share of IVIG products in tier-one cities and new markets, we reduced our sales prices to distributors in 2014.

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

The sales increase of placenta polypeptide products was generally in line with the volume increase for 2014 as compared to 2013. The sales volume of placenta polypeptide products increased significantly for 2014 as compared to 2013, primarily due to the expanded production of placenta polypeptide at Guizhou Taibang after receiving the GMP certification for the upgraded production facilities in January 2014.

Cost of sales & gross profit

	For the Year Ended December 31,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	$80.0	$65.5	$14.5	22.1
as a percentage of total sales	32.9%	32.2%		0.7
Gross Profit	$163.2	$137.9	$25.3	18.3
Gross Margin	67.1%	67.8%		(0.7)

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

Operating expenses

	For the Year Ended December 31,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	$52.1	$50.9	$1.2	2.4
as a percentage of total sales	21.4%	25.0%		(3.6)

Our total operating expenses increased by $1.2 million, or 2.4%, to $52.1 million for 2014 from $50.9 million for 2013. As a percentage of total sales, total expenses decreased by 3.6% to 21.4% for 2014 from 25.0% for 2013. The operating expenses for 2014 included a provision of $5.1 million for all the receivables in respect of the employee housing development project at Shandong Taibang as discussed above. Excluding the effect of this provision, our operating expenses decreased by $3.9 million, or 7.7%, for 2014 as compared to 2013, primarily due to the decrease in general and administrative expenses.

Selling expenses

	For the Year Ended December 31,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	$10.7	$10.6	$0.1	0.9
as a percentage of total sales	4.4%	5.2%		(0.8)

For 2014, our selling expenses increased by $0.1 million, or 0.9%, to $10.7 million from $10.6 million for 2013. As a percentage of total sales, our selling expenses for 2014 decreased by 0.8% to 4.4% from 5.2% for 2013. This decrease was mainly due to a decrease in the per-unit selling expenses of placenta polypeptide during 2014. We began to utilize internal resources instead of third party service providers to promote sales of placenta polypeptide products, and did not renew a third-party engagement upon its expiration in May 2014.

General and administrative expenses

	For the Year Ended December 31,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	$32.1	$36.1	$(4.0)	(11.1)
as a percentage of total sales	13.2%	17.7%		(4.5)

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

Research and development expenses

	For the Year Ended December 31,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	$4.2	$4.2	$-	-
as a percentage of total sales	1.7%	2.1%		(0.4)

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

Equity in income of equity method investee

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

Income tax expense

	For the Year Ended December 31,		Change
	2014	2013	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax expense	$26.6	$15.5	$11.1	71.6
Effective income tax rate	21.7%	16.8%		4.9

Our provision for income taxes increased by $11.1 million, or 71.6%, to $26.6 million for 2014 from $15.5 million for 2013. For 2014, the dividend withholding income tax attributable to Shandong Taibang increased by $6.2 million, as compared to 2013, due to an increase in dividend distribution in Shandong Taibang. The dividends from Shandong Taibang are subject to withholding tax at a rate of 10.0%.

Excluding the impact of dividend withholding income tax, our effective income tax rates were 14.4% and 13.9% for 2014 and 2013, respectively. The statutory tax rate applicable to our major operating subsidiaries in China for 2014 and 2013 was 15.0%.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by bank borrowings and equity contributions by our stockholders. As of December 31, 2015, we had $144.9 million in cash and cash equivalents, primarily consisting of cash on hand and demand deposits, and $38.0 million in time deposits.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	For the Year Ended December 31,
	2015	2014	2013
	(U.S. dollars in millions)
Net cash provided by operating activities	$109.4	$93.5	$74.3
Net cash used in investing activities	(89.8)	(13.4)	(25.6)
Net cash provided by (used in) financing activities	51.6	(142.8)	(38.5)
Effects of exchange rate change in cash	(7.1)	(0.6)	4.3
Net increase (decrease) in cash and cash equivalents	64.1	(63.3)	14.5
Cash and cash equivalents at beginning of the year	80.8	144.1	129.6
Cash and cash equivalents at end of the year	$144.9	$80.8	$144.1

Operating activities

Cash inflows from operating activities totaled $109.4 million in 2015, $93.5 million in 2014, and $74.3 million in 2013. Cash inflows increased by $15.9 million in 2015 as compared to 2014 and increased by $19.2 million in 2014 as compared to 2013. Such increases in cash inflows from operations were mainly in line with the improvements in our results of operations in 2015 and 2014, partially offset by an increase in accounts receivable and inventories during the relevant years.

Accounts receivable

Our average collection speed of accounts receivable slowed down slightly in 2015 as compared to 2014. The accounts receivable turnover days for plasma products were 34 days, 31 days, and 30 days for 2015, 2014, and 2013, respectively. The increase in turnover days for 2015 was primarily due to the extended credit terms granted to certain distributors for human rabies immunoglobulin products. In 2015, we adjusted our sales strategy by granting extended credit terms to certain qualified distributors of human rabies immunoglobulin products to assist in their bidding efforts with provincial centers for disease control and prevention. In prior years, these distributors were required to make the payments in advance of our product deliveries. Excluding this impact, the turnover days would have been 32 days for both 2015 and 2014.

Inventories

Cash outflows for inventories increased in both 2015 and 2014. The increases in inventory for 2015, 2014 and 2013 were $32.1, $13.4 million and $10.4 million, respectively. As compared to 2014, the increase of inventories in 2015 was mainly attributable to the source plasma and plasma pastes purchased from Xinjiang Deyuan. As compared to 2013, the increase of inventories in 2014 was mainly attributable to an increase in work-in-process and finished goods at Guizhou Taibang following its resumption of production in March 2014 and, to a lesser extent, an increase in raw materials consistent with our expanded plasma collection volume.

Investing activities

Cash outflows from investing activities for 2015 was $89.8 million, as compared to $13.4 million and $25.6 million for 2014 and 2013, respectively. In 2015, we paid $52.3 million for the acquisition of property, plant and equipment, intangible assets and land use rights and provided a long-term loan of $40.7 million to Xinjiang Deyuan, partially offset by government grants of $2.5 million in connection with our purchase of property, plant and equipment.

In 2014, we paid $21.9 million for the acquisition of property, plant and equipment, intangible assets and land use rights, partially offset by a $1.6 million refund of deposits from the local government due to a decrease in the size of a land parcel purchased by Guizhou Taibang and proceeds of $6.6 million from the maturity of a time deposit made in 2013.

In 2013, we paid $21.8 million for the acquisition of property, plant and equipment, intangible assets and land use right, partially offset by a $2.1 million refund of deposits from the local government due to a decrease in the size of a land parcel purchased by Guizhou Taibang.

Financing activities

Cash inflows from financing activities for 2015 totaled $51.6 million, as compared to cash outflows from financing activities totaled $142.8 million and $38.5 million for 2014 and 2013, respectively. Cash inflows from financing activities in 2015 mainly consisted of net proceeds of $80.6 million from a follow-on offering of our company’s common stock in June 2015, proceeds of $63.2 million from the maturity of deposits used as security for bank loans, proceeds of $15.8 million from a short-term bank loan and proceeds of $7.7 million from stock options exercised, partially offset by repayments of bank loans totaling $113.5 million and a dividend of $3.7 million held in escrow by a trial court in connection with disputes with a minority shareholder of Guizhou Taibang.

Cash outflows from financing activities in 2014 mainly consisted of a payment of $86.8 million for acquisition of noncontrolling interest in Guizhou Taibang, a dividend payment of $8.8 million by our subsidiaries to noncontrolling interest shareholders and a payment of $70.0 million for repurchase of shares from an individual stockholder, partially offset by proceeds of $33.2 million from a follow-on offering of our company’s common stock.

Cash outflows from financing activities in 2013 mainly consisted of a payment of $29.6 million for share repurchase and a dividend payment of $16.9 million by our subsidiaries to the noncontrolling interest shareholders.

Management believes that our company has sufficient cash on hand and will continue to have positive cash inflow for its operations from the sale of its products in the PRC market.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of December 31, 2015:

	Payments due by period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
	(U.S. dollars in millions)
Operating lease commitment	0.3	0.1	-	-	0.2
Purchase commitment	85.2	31.2	54.0	-	-
Capital commitment	30.3	27.3	3.0	-	-
Total	115.8	58.6	57.0	-	0.2

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

Allowance for doubtful accounts

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

We generally ask our distributors to pay in advance before we deliver products, with few exceptions for a credit period of no longer than 60 days. For hospitals and clinics, depending on the relationship and the creditability, we generally grant a credit period of no longer than 90 days with exceptions to customers, which we believe are credit worthy, of up to six months. We have provided a bad debt allowance of $34,902, $6,211 and $31,567 respectively for 2015, 2014 and 2013. Due to recovery of bad debt that we previously provided an allowance, the recoveries of bad debt provision was nil, $30,673 and nil for 2015, 2014 and 2013, respectively.

Inventories

Inventories are stated at the lower of cost or market. Adjustments are recorded to write down the carrying amount of any obsolete and excess inventory to its estimated net realizable value based on historical and forecasted demand.

We review the inventory periodically for possible obsolete goods and cost in excess of net realizable value to determine if any reserves are necessary. Provisions to write-down the carrying amount of obsolete inventory to its estimated net realizable value amounted to $76,587, $324,584 and nil for 2015, 2014 and 2013, respectively, and were recorded as cost of sales in the consolidated statements of comprehensive income.

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

RMB is currently freely convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment. In addition, beginning in July 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of major foreign currencies. Under the managed floating exchange rate regime, RMB is no longer pegged to U.S. dollars. The People’s Bank of China announces the closing prices of foreign currencies such as U.S. dollars traded against RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and makes such prices the central parity for trading against RMB on the following business day. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against U.S. dollars in the inter-bank spot foreign exchange market from 0.3% to 0.5%. On June 19, 2010, the People’s Bank of China announced that it would proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of major foreign currencies. On April 16, 2012, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against U.S. dollars in the inter-bank spot foreign exchange market from 0.5% to 1.0%. On March 17, 2014, the People’s Bank of China announced a policy to further expand the maximum daily floating range of RMB trading prices against U.S. dollars in the inter-bank spot foreign exchange market to 2.0%. In the long term, RMB may appreciate or depreciate more significantly in value against U.S. dollars or other foreign currencies, depending on the market supply and demand with reference to a basket of major foreign currencies. On August 10, 2015, the People’s Bank of China announced that it had changed the calculation method for RMB’s daily central parity exchange rate against U.S. dollars, which resulted in an approximately 2.0% depreciation of RMB on that day. RMB continued to depreciate against U.S. dollars throughout the remainder of 2015.

Account Balances

We maintain cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States, Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong, or China Deposit Insurance Scheme insured limits for the banks located in the PRC. Total cash at banks, time deposits and restricted cash deposits as of December 31, 2015 and December 31, 2014 amounted to $182.3 million and $184.2 million respectively, $3.0 million and $0.1 million of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash at banks and deposits.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 37.6% and 42.2% of the total sales for 2015, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2015, 2014 and 2013 begins on page F-1 of this report.

Quarterly Financial Results

The following table sets forth certain unaudited financial information for each of the eight quarters ended December 31, 2015. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in this annual report and, in the opinion of management, include all adjustments necessary for the fair presentation of the results of operations for these periods. This information should be read together with our audited consolidated financial statements and the related notes included elsewhere in this annual report.

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(U.S. dollars in thousands, except per share data)
Sales	$68,285	$78,751	$79,068	$70,354	$57,987	$68,924	$60,074	$56,267
Gross profit	41,263	50,806	52,013	45,893	36,954	46,567	41,154	38,552
Earnings before income tax expense	23,531	35,931	40,366	35,271	26,989	35,214	31,258	29,291
Net income attributable to Company	16,280	22,877	26,724	23,162	12,858	20,060	19,725	18,274
Basic earnings per share	0.60	0.86	1.05	0.91	0.51	0.80	0.83	0.72
Diluted earnings per share	0.59	0.82	0.99	0.87	0.48	0.76	0.79	0.69

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2015 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level to enable our company to record, process, summarize and report information required under the SEC’s rules in a timely manner.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this evaluation, management used the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including the control environment, risk assessment, control activities, information and communication, and monitoring activities. Based on our evaluation we determined that our internal control over financial reporting was effective as of December 31, 2015.

Our internal control over financial reporting as of December 31, 2015 has been audited by our registered public accounting firm as stated in their report which is included in Part II, Item 9A of this form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

China Biologic Products, Inc.:

We have audited China Biologic Products, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China Biologic Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on our company’s internal control over financial reporting based on our audit.

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

In our opinion, China Biologic Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of China Biologic Products, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG Huazhen LLP

Beijing, China
February 25, 2016

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d) and 15d-15(f)) during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Disclosure pursuant to Section 13(r) of the Exchange Act

Pursuant to Section 13(r) of the Exchange Act, we may be required to disclose in our annual and quarterly reports to the SEC, whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by U.S. economic sanctions. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

The description of the activities below has been provided to us by Warburg Pincus LLC, or WP, affiliates of which: (1) beneficially own more than 10.0% of our outstanding common stock and/or are members of our board of directors, and (2) beneficially own more than 10.0% of the equity interests of, and have the right to designate members of the board of directors of each of Santander Asset Management Investment Holdings Limited, or SAMIH, and Endurance International Group Holdings, Inc., or Endurance. Each of SAMIH and Endurance may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by SAMIH, Endurance and their respective affiliates. The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management. Neither we nor WP has had any involvement in or control over the disclosed activities, and neither we nor WP has independently verified or participated in the preparation of the disclosure. Neither we nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We understand that each of SAMIH’s SEC-reporting affiliates intends to disclose in its next annual or quarterly SEC report that:

(a) Santander UK plc (“Santander UK”) holds frozen savings accounts and one current account for two customers resident in the United Kingdom (“U.K.”) who are currently designated by the United States (“U.S.”) for terrorism. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant throughout 2015. Revenue generated by Santander UK on these accounts is negligible.

(b) An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD”), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continues to receive repayment installments. In 2015, total revenue in connection with the mortgage was approximately £3,876 while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander ISA Managers Limited. The funds within both accounts are invested in the same portfolio fund. The accounts have remained frozen during 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander group in connection with the investment accounts was approximately £188 while net profits in 2015 were negligible relative to the overall profits of Banco Santander, S.A.

(c) During the third quarter of 2015 two additional Santander UK customers were designated. First, a UK national designated by the U.S. under the Specially Designated Global Terrorist (“SDGT”) sanctions program who is on the U.S. Specially Designated National (“SDN”) list. This customer holds a bank account which generated revenue of approximately £180 during the third and fourth quarter of 2015. The account is blocked. Net profits in the third and fourth quarter of 2015 were negligible relative to the overall profits of Santander. Second, a UK national also designated by the U.S. under the SDGT sanctions program who is on the U.S. SDN list, held a bank account. No transactions were made in the third and fourth quarter of 2015 and the account is blocked and in arrears.

(d) In addition, during the fourth quarter of 2015, Santander UK has identified one additional customer. A UK national designated by the U.S. under the SDGT sanctions program who is on the U.S. SDN list, held a bank account which generated negligible revenue during the fourth quarter of 2015. The account was closed during the fourth quarter of 2015. Net profits in the fourth quarter of 2015 were negligible relative to the overall profits of Banco Santander, S.A.

We understand that Endurance intends to disclose in its next annual or quarterly SEC report that:

On December 2, 2015, Endurance terminated a subscriber account (the “Subscriber Account”) that Endurance believes to be associated with Issam Shammout and Sky Blue Bird Aviation (“Shammout”) identified by the Office of Foreign Assets Control (“OFAC”), as a Specially Designated National (“SDN”), on May 21, 2015, pursuant to 31 C.F.R. Part 594. The Subscriber Account was inadvertently migrated to Endurance’s servers following its acquisition of the assets of Arvixe LLC (“Arvixe”) on October 31, 2014. Pursuant to the terms of the asset purchase agreement between Endurance and Arvixe, any customer accounts prohibited by OFAC were expressly excluded from the acquisition. Accordingly, Endurance does not believe it took legal ownership of the Subscriber Account, and no revenue was collected by Endurance in connection with the Subscriber Account since the date on which Shammout was added to the SDN list. Nonetheless, upon identifying that the Subscriber Account had been migrated to its servers, Endurance promptly suspended all services and terminated the Subscriber Account. Endurance reported the Subscriber Account to OFAC as potentially the property of a SDN subject to blocking pursuant to Executive Order 13224. As of January 25, 2016, Endurance has not received any correspondence from OFAC regarding this matter.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Part III is included in our Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 of Part III is included in our Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Part III is included in our Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Part III is included in our Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 of Part III is included in our Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Date: February 25, 2016

CHINA BIOLOGIC PRODUCTS, INC.

By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao Chief Executive Officer

By:	/s/ Ming Yang
Ming Yang
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David (Xiaoying) Gao	Chairman and Chief Executive Officer	February 25, 2016
David (Xiaoying) Gao	(Principal Executive Officer)

/s/ Ming Yang	Chief Financial Officer	February 25, 2016
Ming Yang	(Principal Financial and Accounting Officer )

/s/ Sean Shao	Director	February 25, 2016
Sean Shao

/s/ Zhijun Tong	Director	February 25, 2016
Zhijun Tong

/s/ Yungang Lu	Director	February 25, 2016
Yungang Lu

/s/ David Hui Li	Director	February 25, 2016
David Hui Li

/s/ Wenfang Liu	Director	February 25, 2016
Wenfang Liu

/s/ Albert (Wai Keung) Yeung	Director	February 25, 2016
Albert (Wai Keung) Yeung

/s/ Joseph Chow	Director	February 25, 2016
Joseph Chow

/s/ Min Fang	Director	February 25, 2016
Min Fang

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
China Biologic Products, Inc.:

We have audited the accompanying consolidated balance sheets of China Biologic Products, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Biologic Products, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Biologic Products, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG Huazhen LLP

Beijing, China
February 25, 2016

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Note	December 31, 2015	December 31, 2014
		USD	USD
ASSETS
Current Assets
Cash and cash equivalents		144,937,893	80,820,224
Restricted cash deposits	9	-	63,677,610
Time deposits		38,032,593	-
Accounts receivable, net of allowance for doubtful accounts	3	25,144,969	19,402,820
Inventories	5	126,395,312	101,304,932
Prepayments and other current assets, net of allowance for doubtful accounts	4	24,545,597	14,781,658
Deposits related to land use rights, current portion	8	10,056,200	-
Total Current Assets		369,112,564	279,987,244

Property, plant and equipment, net	7	105,364,251	80,230,888
Land use rights, net		23,576,300	11,909,136
Deposits related to land use rights	8	-	12,792,355
Restricted cash and cash deposits, excluding current portion	9	-	40,230,250
Equity method investment	10	8,718,133	18,221,777
Loan receivable	11	39,834,173	-
Other non-current assets		4,861,075	3,475,442
Total Assets		551,466,496	446,847,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term bank loans, including current portion of long-term bank loans	12	-	57,902,600
Accounts payable		9,681,835	4,829,350
Other payables and accrued expenses	13	57,462,563	49,692,757
Income tax payable		4,510,986	8,257,133
Total Current Liabilities		71,655,384	120,681,840

Long-term bank loans, excluding current portion	12	-	40,000,000
Deferred income		4,525,867	2,765,024
Other liabilities		8,323,446	8,138,498
Total Liabilities		84,504,697	171,585,362

Stockholders’ Equity
Common stock:
par value $0.0001;
100,000,000 shares authorized;
28,835,053 and 27,865,871 shares issued at December 31, 2015 and 2014, respectively;
26,580,349 and 24,806,167 shares outstanding at December 31, 2015 and 2014, respectively		2,884	2,787
Additional paid-in capital		105,079,845	24,008,281
Treasury stock: 2,254,704 and 3,059,704 shares at December 31, 2015 and 2014, respectively, at cost	16,23	(56,425,094)	(76,570,621)

Retained earnings		333,704,094	244,661,391
Accumulated other comprehensive income		(18,605)	19,985,189
Total equity attributable to China Biologic Products, Inc.		382,343,124	212,087,027

Noncontrolling interest		84,618,675	63,174,703

Total Stockholders’ Equity		466,961,799	275,261,730

Commitments and contingencies	11,20	-	-

Total Liabilities and Stockholders’ Equity		551,466,496	446,847,092

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the Years Ended
		December 31,	December 31,	December 31,
	Note	2015	2014	2013
		USD	USD	USD
Sales	19	296,457,902	243,251,658	203,356,856
Cost of sales		106,482,626	80,025,375	65,484,153
Gross profit		189,975,276	163,226,283	137,872,703

Operating expenses
Selling expenses		9,973,449	10,707,409	10,643,149
General and administrative expenses		41,391,520	32,129,985	36,073,871
Research and development expenses		6,024,368	4,161,901	4,223,165
Provision for other receivables in respect of an employee housing development project	6	-	5,068,075	-
Income from operations		132,585,939	111,158,913	86,932,518

Other income (expenses)
Equity in (loss) income of an equity method investee	10	(1,311,278)	8,646,181	2,170,473
Interest income		5,551,105	6,644,886	4,433,326
Interest expense		(1,727,335)	(3,697,819)	(1,134,952)
Total other income, net		2,512,492	11,593,248	5,468,847

Earnings before income tax expense		135,098,431	122,752,161	92,401,365

Income tax expense	14	20,992,913	26,639,527	15,540,301

Net income		114,105,518	96,112,634	76,861,064

Less: Net income attributable to noncontrolling interest		25,062,815	25,195,794	22,259,513

Net income attributable to China Biologic Products, Inc.		89,042,703	70,916,840	54,601,551

Net income per share of common stock:	21
Basic		3.40	2.85	2.05
Diluted		3.27	2.71	1.96
Weighted average shares used in computation:	21
Basic		25,599,153	24,427,196	26,410,819
Diluted		26,567,366	25,685,064	27,572,111

Net income		114,105,518	96,112,634	76,861,064

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes		(24,368,360)	(1,918,715)	9,126,218

Comprehensive income		89,737,158	94,193,919	85,987,282

Less: Comprehensive income attributable to noncontrolling interest		20,698,249	24,798,384	23,951,559

Comprehensive income attributable to China Biologic Products, Inc.		69,038,909	69,395,535	62,035,723

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated	Equity
	Common stock		Additional			other	attributable
	Number of		paid-in	Treasury	Retained	comprehensive	to China Biologic	Noncontrolling
	Shares	Par value	capital	Stock	earnings	income	Products, Inc.	interest	Total equity
		USD	USD	USD	USD	USD	USD	USD	USD
Balance as of January 1, 2013	26,629,615	2,663	62,251,731	-	119,143,000	14,072,322	195,469,716	61,949,448	257,419,164

Net income	-	-	-	-	54,601,551	-	54,601,551	22,259,513	76,861,064
Other comprehensive income	-	-	-	-	-	7,434,172	7,434,172	1,692,046	9,126,218
Dividend declared to noncontrolling interest shareholders	-	-	-	-	-	-	-	(18,323,710)	(18,323,710)
Acquisition of noncontrolling interests	-	-	(664,662)	-	-	-	(664,662)	(1,299,251)	(1,963,913)
Share repurchase	-	-	-	(29,594,080)	-	-	(29,594,080)	-	(29,594,080)
Share-based compensation	-	-	5,050,796	-	-	-	5,050,796	-	5,050,796
Common stock issued in connection with:
- Exercise of stock options	648,379	65	5,394,005	-	-	-	5,394,070	-	5,394,070
- Vesting of restricted shares	63,750	6	(6)	-	-	-	-	-	-
Balance as of December 31, 2013	27,341,744	2,734	72,031,864	(29,594,080)	173,744,551	21,506,494	237,691,563	66,278,046	303,969,609

Net income	-	-	-	-	70,916,840	-	70,916,840	25,195,794	96,112,634
Other comprehensive income	-	-	-	-	-	(1,521,305)	(1,521,305)	(397,410)	(1,918,715)
Dividend declared to noncontrolling interest shareholders	-	-	-	-	-	-	-	(13,056,733)	(13,056,733)
Acquisition of noncontrolling interests	-	-	(68,802,855)	-	-	-	(68,802,855)	(15,122,799)	(83,925,654)
Share repurchase	-	-	-	(70,000,000)	-	-	(70,000,000)	-	(70,000,000)
Share-based compensation	-	-	5,396,271	-	-	-	5,396,271	-	5,396,271
Excess tax benefits from stock option exercises	-	-	1,333,594	-	-	-	1,333,594	277,805	1,611,399
Reissuance of treasury stock	-	-	10,189,059	23,023,459	-	-	33,212,518	-	33,212,518
Common stock issued in connection with:
- Exercise of stock options	417,002	42	3,860,359	-	-	-	3,860,401	-	3,860,401
- Vesting of restricted shares	107,125	11	(11)	-	-	-	-	-	-
Balance as of December 31, 2014	27,865,871	2,787	24,008,281	(76,570,621)	244,661,391	19,985,189	212,087,027	63,174,703	275,261,730

Net income	-	-	-	-	89,042,703	-	89,042,703	25,062,815	114,105,518
Other comprehensive income	-	-	-	-	-	(20,003,794)	(20,003,794)	(4,364,566)	(24,368,360)
Share-based compensation	-	-	12,114,272	-	-	-	12,114,272	-	12,114,272
Excess tax benefits from stock option exercises	-	-	1,225,941	-	-	-	1,225,941	292,761	1,518,702
Reissuance of treasury stock	-	-	60,438,432	20,145,527	-	-	80,583,959	-	80,583,959
Adjustments in noncontrolling interest resulting from capital injections	-	-	(452,962)	-	-	-	(452,962)	452,962	-
Common stock issued in connection with:
- Exercise of stock options	780,557	78	7,745,900	-	-	-	7,745,978	-	7,745,978
- Vesting of restricted shares	188,625	19	(19)	-	-	-	-	-	-
Balance as of December 31, 2015	28,835,053	2,884	105,079,845	(56,425,094)	333,704,094	(18,605)	382,343,124	84,618,675	466,961,799

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
	USD	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	114,105,518	96,112,634	76,861,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,179,376	6,989,222	6,096,650
Amortization	854,364	758,232	1,365,734
Loss (gain) on sale of property, plant and equipment	3,024,830	172,032	(123,777)
Allowance (reversal) for doubtful accounts – accounts receivable, net	34,902	(24,462)	31,567
Allowance for doubtful accounts - other receivables and prepayments	788	5,068,075	65,094
Write-down of obsolete inventories	76,587	324,584	-
Deferred tax (benefit) expense	(170,345)	3,483,890	112,632
Share-based compensation	12,114,272	5,396,271	5,050,796
Equity in loss (income) of an equity method investee	1,311,278	(8,646,181)	(2,170,473)
Excess tax benefits from share-based compensation arrangements	(1,518,702)	(1,611,399)	-
Change in operating assets and liabilities:
Accounts receivable	(7,146,311)	(2,191,118)	(5,667,386)
Prepayment and other current assets	879,165	(9,236,125)	(624,159)
Inventories	(32,095,328)	(13,418,971)	(10,432,492)
Accounts payable	5,348,896	405,071	1,621,917
Other payables and accrued expenses	6,734,988	4,472,691	2,562,739
Deferred income	(416,185)	(224,040)	-
Income tax payable	(1,926,093)	5,683,912	(446,911)
Net cash provided by operating activities	109,392,000	93,514,318	74,302,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for property, plant and equipment	(38,790,998)	(17,194,201)	(20,492,159)
Payment for intangible assets and land use rights	(13,500,526)	(4,677,358)	(1,327,148)
Refund of deposits related to land use right	-	1,635,200	2,100,150
Dividends received	-	-	565,425
Purchase of time deposit	-	-	(6,608,612)
Proceeds upon maturity of time deposit	-	6,608,612	-
Proceeds from sale of property, plant and equipment and land use rights	827,020	220,135	194,749
Long-term loan lent to a third party	(40,744,167)	-	-
Receipt of government grants related to property and equipment	2,452,864	-	-
Net cash used in investing activities	(89,755,807)	(13,407,612)	(25,567,595)

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
	USD	USD	USD
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercised	7,745,978	3,860,401	5,394,070
Payment for share repurchase	-	(70,000,000)	(29,594,080)
Proceeds from short-term bank loans	15,770,881	44,500,340	9,693,000
Repayment of short-term bank loans	(47,201,255)	(22,833,400)	(8,014,000)
Proceeds from long-term bank loans	-	70,000,000	30,000,000
Repayment of long-term bank loans	(66,300,000)	(33,700,000)	-
Payment for cash deposit as security for bank loans	-	(104,172,005)	(30,000,000)
Maturity of deposit as security for bank loans	63,152,258	30,370,670	-
Net proceeds from reissuance of treasury stock	80,583,959	33,212,518	-
Acquisition of noncontrolling interest	-	(86,830,499)	(1,963,913)
Excess tax benefits from share-based compensation arrangements	1,518,702	1,611,399	-
Dividend paid by subsidiaries to noncontrolling interest shareholders	-	(8,846,984)	(16,931,149)
Contribution from noncontrolling interest shareholders	-	-	2,891,422
Dividend to the trial court to be held in escrow as to dispute with Jie’an	(3,690,814)	-	-
Net cash provided by (used in) financing activities	51,579,709	(142,827,560)	(38,524,650)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(7,098,233)	(597,409)	4,318,420

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,117,669	(63,318,263)	14,529,170

Cash and cash equivalents at beginning of year	80,820,224	144,138,487	129,609,317

Cash and cash equivalents at end of year	144,937,893	80,820,224	144,138,487

Supplemental cash flow information
Cash paid for income taxes	23,348,371	17,652,514	15,947,939
Cash paid for interest expense	1,526,807	3,150,381	347,602
Noncash investing and financing activities:
Acquisition of property, plant and equipment included in payables	6,363,392	3,300,284	4,252,428
Restricted cash spent for property, plant and equipment	-	-	2,928,421

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

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

Cash Concentration

The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for its bank accounts located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for its bank accounts located in Hong Kong or may exceed the insured limits for its bank accounts in China established by China Deposit Insurance Fund Management Institution. Total cash at banks and deposits as of December 31, 2015 and December 31, 2014 amounted to $182,291,723 and $184,186,306, respectively, of which $3,020,569 and $86,744 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

Sales Concentration

The Company’s two major products are human albumin and human immunoglobulin for intravenous injection (“IVIG”). Human albumin accounted for 37.6%, 39.3% and 44.1% of the total sales for the years ended December 31, 2015, 2014 and 2013, respectively. IVIG accounted for 42.2%, 40.4% and 38.0% of the total sales for the years ended December 31, 2015, 2014 and 2013, respectively. If the market demands for human albumin and IVIG cannot be sustained in the future or the price of human albumin and IVIG decreases, the Company’s operating results could be adversely affected.

Substantially all of the Company’s customers are located in the PRC. There were no customers that individually comprised 10% or more of sales during the years ended December 31, 2015, 2014 and 2013. No individual customer represented 10% or more of accounts receivables as at December 31, 2015 and 2014. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

Purchase Concentration

There was one supplier, namely, Xinjiang Deyuan Bioengineering Co., Ltd. (“Xinjiang Deyuan”), that comprised 10% or more of the total purchases during the year ended December 31, 2015. No supplier that comprised 10% or more of the total purchases during the years ended December 31, 2014 and 2013, respectively. There was one supplier that represented more than 10% of accounts payables as at December 31, 2015 and December 31, 2014, respectively.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment and intangibles with definite lives, the allowances for doubtful accounts, the fair value determinations of stock compensation awards, the realizability of deferred tax assets and inventories, the recoverability of intangible assets, land use rights, property, plant and equipment, equity method investment and loan receivable, and accruals for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

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

See Note 18 to the Consolidated Financial Statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits. The Company considers all highly liquid investments with original maturities of three-month or less at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2015 and 2014 include $85,422,000 and $38,489,045 of certificates of deposit with an initial term of three months or less.

As of December 31, 2015 and 2014, the Company maintained cash and cash equivalents at banks in the following locations:

	December 31, 2015	December 31, 2014
	USD	USD
PRC, excluding Hong Kong	130,319,811	77,627,358
U.S.	13,939,319	2,651,088
Total	144,259,130	80,278,446

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

Depreciation and amortization of property, plant and equipment attributable to manufacturing activities is capitalized as part of inventories, and recognized as cost of revenues when the inventory is sold. Cost incurred in the construction of property, plant and equipment, including process payments and deposits, are initially capitalized as construction-in-progress and transferred into their respective asset categories when the assets are ready for their intended use, at which time depreciation commences.

Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Buildings	30 years
Machinery and equipment	10 years
Furniture, fixtures, office equipment and vehicles	5-10 years

When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and the proceeds received thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized and amortized over the remaining useful life.

Equity Method Investment

Investment in an investee in which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method. Significant influence is generally presumed to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the board of directors and participation in policy-making processes, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the Company’s share of the investee’s results of operations is included in other income (expenses) in the Company’s consolidated statements of comprehensive income. Deferred taxes are provided for the difference between the book and tax basis of the investment. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists. The process of assessing and determining whether an impairment on a particular equity investment is other than temporary requires a significant amount of judgment. To determine whether an impairment is other-than-temporary, management considers whether the Company has the ability and intent to hold the investment until recovery and whether evidence indicating the carrying value of the investment is recoverable outweighs evidence to the contrary. No impairment loss was recognized by the Company for the years ended December 31, 2015, 2014 and 2013.

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

For the year ended December 31, 2015, the Company received government grants of RMB15,000,000 (approximately $2,452,864) related to the new manufacturing facilities for factor products in Shandong Taibang, which was recorded as deferred income. These grants are amortized as the related assets are depreciated. The grants amortized amounted to $118,751 for the year ended December 31, 2015. For the year ended December 31, 2015, government grants of RMB7,280,600 (approximately $1,188,907), have been recognized as a reduction of research and development expenses.

For the year ended December 31, 2014, government grants of RMB12,963,600 (approximately $2,111,770), have been recognized as a reduction of research and development expenses.

For the year ended December 31, 2012, the Company received government grants of RMB18,350,000 (approximately $2,989,215) related to the technical upgrade of the manufacturing facilities in Guizhou Taibang. The grants amortized amounted to $297,434, $224,191 and nil for the years ended December 31, 2015, 2014 and 2013, respectively.

Land Use Rights

Land use rights represent the exclusive right to occupy and use a piece of land in the PRC for a specified contractual term. Land use rights are carried at cost, less accumulated amortization. Amortization is calculated using the straight-line method over the contractual period of the rights ranging from 40 to 50 years.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2015, 2014 and 2013 were $6,024,368, $4,161,901 and $4,223,165, respectively. These expenses include the costs of the Company’s internal research and development activities.

Product Liability

The Company’s products are covered by two separate product liability insurances each with coverages of approximately $3,220,000 (or RMB20,000,000) for the products sold by Shandong Taibang Biological Products Co., Ltd. (“Shandong Taibang”) and Guizhou Taibang Biological Products Co., Ltd. (“Guizhou Taibang”), respectively. There were no product liability claims as of December 31, 2015.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2017. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its consolidated financial statements.

In July, 2015, the FASB issued ASU No. 2015-11 (“ASU 2015-11”), Simplifying the Measurement of Inventory, which required that inventory be measured at the lower of cost and net realizable value. For public business entities, ASU 2015-11 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of beginning of an interim or annual reporting period. The Company expects that the adoption of ASU 2015-11 will not have a material impact on its consolidated financial statements or related disclosures.

In November, 2015, the FASB issued ASU No. 2015-17 (“ASU 2015-17”), Balance Sheet Classification of Deferred Taxes, which required that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of beginning of an interim or annual reporting period. The Company expects that the adoption of ASU 2015-17 will not have a material impact on its consolidated financial statements or related disclosures.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31, 2014
	USD	USD
Accounts receivable	25,588,593	19,836,768
Less: Allowance for doubtful accounts	(443,624)	(433,948)
Total	25,144,969	19,402,820

The activity in the allowance for doubtful accounts – accounts receivable for the years ended December 31, 2015, 2014 and 2013 are as follows:

	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	USD	USD	USD
Beginning balance	433,948	460,689	415,607
Provisions	34,902	6,211	31,567
Recoveries	-	(30,673)	-
Write-offs	-	-	-
Foreign currency translation adjustment	(25,226)	(2,279)	13,515
Ending balance	443,624	433,948	460,689

NOTE 4 – PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets as of December 31, 2015 mainly represented other receivables of $17,846,006 and prepayments of $2,206,131. Prepayments and other current assets as of December 31, 2014 mainly represented other receivables of $7,197,778 and prepayments of $3,158,311.

The activity in the allowance for doubtful accounts – other receivables and prepayments for the years ended December 31, 2015, 2014 and 2013 are as follows:

	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	USD	USD	USD
Beginning balance	5,207,840	142,951	75,704
Provisions	788	5,068,075	65,094
Recoveries	-	-	-
Write-offs	-	-	-
Foreign currency translation adjustment	(284,565)	(3,186)	2,153
Ending balance	4,924,063	5,207,840	142,951

NOTE 5 – INVENTORIES

Inventories at December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31, 2014
	USD	USD
Raw materials	57,418,230	52,010,104
Work-in-process	27,401,062	22,128,405
Finished goods	41,576,020	27,166,423
Total	126,395,312	101,304,932

Raw materials mainly comprised of the human blood plasma collected from the Company’s plasma stations. Work-in-process represented the intermediate products in the process of production. Finished goods mainly comprised plasma products. Provisions to write-down the carrying amount of obsolete inventory to its estimated net realizable value amounted to $76,587, $324,584 and nil for the years ended December 31, 2015, 2014 and 2013, respectively, and were recorded as cost of sales in the consolidated statements of comprehensive income.

NOTE 6 – OTHER RECEIVABLES IN RESPECT OF AN EMPLOYEE HOUSING DEVELOPMENT PROJECT

In 2009, 107 employees, or the Employee-participants, of Shandong Taibang entered into agreements, or the Housing Project Agreements, with a real estate developer regarding a housing development project, pursuant to which the developer agreed to develop and deliver residential units to the Employee-participants by the end of 2011 and the Employee-participants paid the developer deposits equal to 80% of the purchase prices of the residential units. To assist with their deposit payment, Shandong Taibang entered into separate agreements, or the Financial Assistance Agreements, with the Employee-participants and provided them with advances of up to 50% of the purchase prices of the residential units. These advances were to be repaid by deductions from the Employee-participants’ salaries. In addition, Shandong Taibang also entered into a purchase agreement with the developer to purchase additional units in the development project and made a deposit of RMB3,823,200 (approximately $622,799). However, the developer failed to deliver the residential units and is unlikely to be able to perform the Housing Project Agreements. In August 2014, the Company entered into agreements, or the Advance Payment Agreements, with the Employee-participants, pursuant to which the Company made advance payments to the Employee-participants equal to the deposits that the Employee-participants had paid the developer pursuant to the Housing Project Agreements and refunded them the deductions previously made from their salaries pursuant to the Financial Assistance Agreements together with accrued interest totaling RMB27,071,684 (approximately $4,409,977). In November 2014, Shandong Taibang entered into supplemental agreements to the Advance Payment Agreements, or the Supplemental Agreements, with the Employee-participants, pursuant to which the Employee-participants transferred and assigned to Shandong Taibang their rights under the Housing Project Agreements, including their rights to pursue legal actions against and recover damages from the developer, and in return, Shandong Taibang waived its right to claim the advance payments and the refunds of the deductions under the Advance Payment Agreements. During the year ended December 31, 2014, the Company made a full provision of $5,068,075 in the consolidated financial statements for all the receivables in respect of this employee housing development project (see Note 4), including the deposits paid to the developer, the total advance payments and refunds made under this employee housing development project, as well as the related fees and expenses, because it became probable that these receivables may not be recoverable after all legal means of collection were exhausted.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31, 2014
	USD	USD
Buildings	31,505,133	32,375,433
Machinery and equipment	54,640,502	58,946,498
Furniture, fixtures, office equipment and vehicles	7,859,951	8,230,842
Total property, plant and equipment, gross	94,005,586	99,552,773
Accumulated depreciation	(31,521,859)	(30,779,714)
Total property, plant and equipment, net	62,483,727	68,773,059
Construction in progress	26,115,927	10,237,610
Prepayment for property, plant and equipment	16,764,597	1,220,219
Property, plant and equipment, net	105,364,251	80,230,888

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $8,179,376, $6,989,222 and $6,096,650, respectively. No interest expenses were capitalized into construction in progress for the years ended December 31, 2015, 2014 and 2013.

NOTE 8 – DEPOSITS RELATED TO LAND USE RIGHTS

In 2012, Guizhou Taibang made a refundable payment of RMB83,400,000 (approximately $12,843,600) to the local government in connection with the public bidding for a land use right in Guizhou Province. Given the decrease of the land area to be provided by the local government, RMB13,000,000 (approximately $2,002,000) and RMB 10,000,000 (approximately $1,540,000) was refunded by the local government in December 2013 and January 2014, respectively. Guizhou Taibang completed the bidding and purchased the land use right in December 2015. The remaining deposit is expected to be refunded by the end of 2016.

NOTE 9 – RESTRICTED CASH DEPOSITS

In February 2014, the Company made time deposits of RMB246,500,000 (approximately $37,961,000) and RMB194,600,000 (approximately $29,968,400) with CMB BJ Branch as a security for a 24-month $40,000,000 loan and an 18-month $30,000,000 loan respectively lent by CMB NY Branch (see Note 12). The two bank loans were repaid in June 2015 and time deposit of RMB194,600,000 (approximately $29,968,400) matured in August 2015.

In August 2014, the Company made a time deposit of RMB196,300,000 (approximately $30,230,200) with CMB BJ Branch as a security for a 6-month RMB194,000,000 (approximately $29,876,000) loan lent by CMB BJ Branch (see Note 12). In February 2015, the Company repaid the loan and the time deposit matured accordingly.

NOTE 10 – EQUITY METHOD INVESTMENT

The Company’s equity method investment as of December 31, 2015 and 2014 represented 35% equity interest investment in Xi’an Huitian Blood Products Co., Ltd. (“Huitian”).

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

The excess of carrying amount over the Company’s share of net assets of equity method investees, which represented goodwill, is $1,260,243 and $1,333,075 at December 31, 2015 and 2014, respectively. The equity method goodwill is not amortized; however, the investment is reviewed for impairment. Huitian contributed its land use right to its subsidiary as capital in 2013 and disposed the subsidiary in 2014, recognizing a gain of RMB116.7 million (approximately $19.0 million) for the year ended December 31, 2014, which caused the Company’s equity income in Huitian increased by $6.7 million accordingly.

NOTE 11 –LOAN RECEIVABLE

In August 2015, the Company entered into a cooperation agreement with Xinjiang Deyuan and the controlling shareholder of Xinjiang Deyuan. Pursuant to the agreement, Guizhou Taibang agreed to provide Xinjiang Deyuan with interest-bearing loans at an interest rate of 6% per annum with an aggregate principal amount of RMB300,000,000 (approximately $46,200,000). The loans are due July 31, 2018 and secured by a pledge of Deyuan Shareholder’s 58.02% equity interest in Xinjiang Deyuan. Interest will be paid on the 20th day of the last month of each quarter. For the year ended December 31, 2015, RMB258,663,461 (approximately $39,834,173) was lent to Xinjiang Deyuan and the remaining RMB41,336,539 (approximately $6,365,827) will be lent upon Xinjiang Deyuan’s request.

Interest income of $496,170 was accrued by Guizhou Taibang for the year ended December 31, 2015.

NOTE 12 – BANK LOANS

(a) Current

The Company’s bank loans at December 31, 2015 and 2014 consisted of the following:

	Maturity	Annual		December 31,	December 31,
Loans	date	interest rate		2015	2014
				USD	USD
Short-term bank loan, secured	February 12, 2015	5.04%		-	31,602,600
Current portion of long-term bank loans	August 11, 2015	See note	(b)	-	26,300,000
Total				-	57,902,600

In August 2014, the Company entered into a credit facility agreement with CMB BJ Branch to finance the acquisition of additional equity interest in Guizhou Taibang (see Note 24). Pursuant to the facility agreement, the Company obtained a 6-month RMB194,000,000 (approximately $29,876,000) loan from CMB BJ Branch secured by a time deposit of RMB196,300,000 (approximately $30,230,200). The Company repaid the loan in February 2015.

Interest expense amounted to $1,727,335, $1,178,626 and $347,602 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company did not have any revolving line of credit as of December 31, 2015 and 2014.

(b) Non-current

	December 31, 2015	December 31, 2014
	USD	USD
Long-term bank loans	-	66,300,000
Less: current portion of long-term bank loans	-	26,300,000
Total non-current bank loans	-	40,000,000

The Company entered into a credit facility agreement with CMB NY Branch in February, 2014 to finance the share repurchase (see Note 17). Pursuant to the facility agreement, CMB NY Branch lent to the Company a 24-month $40,000,000 loan and an 18-month $30,000,000 loan, secured by time deposits of RMB246,500,000 (approximately $37,961,000) and RMB194,600,000 (approximately $29,968,400), respectively, held at CMB BJ Branch. Both loans bear an interest rate of 3-month LIBOR plus 1.3% per annum and a facility fee of 1.2% per annum. In July 2014, the Company repaid $3,700,000 out of the 18-month $30,000,000 loan. In June 2015, the Company fully repaid these two bank loans.

NOTE 13 – OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31, 2014
	USD	USD
Payables to potential investors (1)	9,550,588	9,756,023
Payable to Guizhou Eakan Investing Corp. (2)	2,242,240	2,371,824
Payable to Guizhou Jie’an Company (3)	1,565,052	1,599,025
Salaries and bonuses payable	13,520,721	10,591,524
Accruals for selling commission and promotion fee	2,360,933	4,288,089
Dividends payable to noncontrolling interest	5,309,920	5,616,792
Payables for construction work	7,257,489	3,595,093
Other tax payables	3,855,405	3,878,983
Advance from customers	1,934,321	945,678
Deposits received	3,615,143	1,019,172
Others	6,250,751	6,030,554
Total	57,462,563	49,692,757

(1)	The payables to potential investors comprise deposits received from potential investors of $6,123,040 and $6,476,904 as of December 31, 2015 and 2014, respectively, and related interest plus penalty on these deposits totaling $3,427,548 and $3,279,119 as of December 31, 2015 and 2014, respectively.

In 2007, Guizhou Taibang received an aggregate amount of RMB50,960,000 (approximately $7,847,840) from certain potential investors in connection with their subscription to purchase shares in Guizhou Taibang. In 2010, the Company refunded RMB11,200,000 (approximately $1,724,800) to one of the potential investors. According to the final judgment of the PRC Supreme Court, both the rights of these potential investors as shareholders of Guizhou Taibang and their claims for the related dividend distribution have been denied in 2013. (See Note 20)

(2)	Guizhou Taibang has payables to Guizhou Eakan Investing Corp., amounting to approximately $2,242,240 and $2,371,824 as of December 31, 2015 and 2014, respectively. The Company borrowed this interest free advance for working capital purpose for Guizhou Taibang. The balance is due on demand.

(3)	Guizhou Taibang has payables to Jie’an, a noncontrolling interest shareholder of Guizhou Taibang, amounting to approximately $1,565,052 and $1,599,025 as of December 31, 2015 and 2014, respectively. In 2007, Guizhou Taibang received additional contributions from Jie’an of RMB6,480,000 (approximately $997,920) to subscribe for 1,800,000 shares in Guizhou Taibang. However, due to a legal dispute among shareholders over raising additional capital as discussed in the legal proceeding section (see Note 20), the contribution is subject to be returned to Jie’an.

NOTE 14 – INCOME TAX

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

Hong Kong

Taibang Holdings (Hong Kong) Limited (“Taibang Holdings”, formerly known as “Logic Holdings (Hong Kong) Limited”) is incorporated in Hong Kong and is subject to Hong Kong’s profits tax rate of 16.5% for the years ended December 31, 2015, 2014 and 2013. Taibang Holdings did not earn any income that was derived in Hong Kong for the years ended December 31, 2015, 2014 and 2013. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

The components of earnings (losses) before income tax expense by jurisdictions are as follows:

	For the Years Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
	USD	USD	USD
PRC, excluding Hong Kong	147,580,488	122,116,071	98,401,673
U.S.	(11,711,102)	(8,032,150)	(7,855,555)
BVI	(1,336,183)	8,625,859	2,116,243
Hong Kong	565,228	42,381	(260,996)
Total	135,098,431	122,752,161	92,401,365

Income tax expense for the years ended December 31, 2015, 2014 and 2013 represents current income tax expense and deferred tax (benefit) expense:

	For the Years Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
	USD	USD	USD
Current income tax expense	21,163,258	23,155,637	15,427,669
Deferred tax (benefit) expense	(170,345)	3,483,890	112,632
	20,992,913	26,639,527	15,540,301

The effective income tax rate based on income tax expense and earnings before income taxes reported in the consolidated statements of comprehensive income differs from the PRC statutory income tax rate of 25% due to the following:

	For the Years Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
	(in percentage to earnings before income tax expense)
PRC statutory income tax rate	25.0%	25.0%	25.0%
Non-deductible expenses:
Share-based compensation	1.3%	0.5%	0.9%
Others	0.1%	0.5%	0.7%
Tax rate differential	-	(2.2)%	(1.0)%
Effect of PRC preferential tax rate	(10.5)%	(9.7)%	(12.7)%
Bonus deduction on research and development expenses	(1.5)%	(1.4)%	(1.4)%
Change in valuation allowance	1.3%	(0.7)%	1.7%
PRC dividend withholding tax	-	7.3%	2.8%
Tax effect of equity method investment	(0.2)%	2.4%	0.8%
Effective income tax rate	15.5%	21.7%	16.8%

The PRC tax rate has been used because the majority of the Company’s consolidated pre-tax earnings arise in the PRC.

As of December 31, 2015 and 2014, significant temporary differences between the tax basis and financial statement basis of assets and liabilities that gave rise to deferred taxes were principally related to the following:

	December 31, 2015	December 31, 2014
	USD	USD
Deferred tax assets arising from:
-Accrued expenses	3,225,045	3,345,926
-Tax loss carryforwards	8,669,632	10,401,398
Gross deferred tax assets	11,894,677	13,747,324

Less: valuation allowance	(8,160,611)	(6,661,139)
Net deferred tax assets	3,734,066	7,086,185

Deferred tax liabilities arising from:
- Intangible assets	(314,109)	(439,116)
- Equity method investment	(509,021)	(3,740,259)
- Dividend withholding tax	(7,351,023)	(7,351,023)
Deferred tax liabilities	(8,174,153)	(11,530,398)

Classification on consolidated balance sheets:

Deferred tax assets – current, net (included in prepayments and other current assets)	3,225,045	3,345,926

Deferred tax liabilities - non-current, net (included in other liabilities)	(7,665,132)	(7,790,139)

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

The deferred tax assets of $8,669,632 for tax loss carry forwards as of December 31, 2015, of which $6,560,170 and $2,109,462 relate to tax loss carryforwards of certain PRC subsidiaries and CBP, respectively. For PRC income tax purposes, certain of the Company's PRC subsidiaries had tax loss carryforwards of $26,240,681, of which $4,911,567, $6,754,594, $5,050,711, $5,079,935 and $4,443,874 would expire by 2016, 2017, 2018, 2019 and 2020, respectively, if unused. For United States federal income tax purposes, CBP had tax loss carryforwards of approximately $6,204,299, of which $162,235, $3,382,154, $978,837, $1,296,319 and $384,754 would expire by 2030, 2031, 2032, 2033 and 2034, respectively, if unused. In view of their cumulative losses positions, management determined it is more likely than not that deferred tax assets of these PRC subsidiaries will not be realized, and therefore full valuation allowances of $6,560,170 and $6,051,100 were provided as of December 31, 2015 and 2014, respectively. For deferred tax assets of CBP, management determined it is more likely than not that some portion of the deferred tax assets of CBP will not be realized, and therefore valuation allowances of $1,600,441 and $610,039 were provided as of December 31, 2015 and 2014, respectively. Management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of the valuation allowances, as of December 31, 2015 and December 31, 2014.

The following table presents the movement of the valuation allowance for deferred tax assets for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	USD	USD	USD
Beginning balance	6,661,139	7,558,590	5,887,981
Addition (deduction) during the year	1,703,771	(885,253)	1,588,875
Foreign currency translation adjustment	(204,299)	(12,198)	81,734
Ending balance	8,160,611	6,661,139	7,558,590

According to the prevailing PRC income tax law and relevant regulations, dividends relating to earnings accumulated beginning on January 1, 2008 that are received by non-PRC-resident enterprises from PRC-resident enterprises are subject to withholding tax at 10%, unless reduced by tax treaties or similar arrangement. Dividends relating to undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. Further, dividends received by the Company from its overseas subsidiaries are subject to the U.S. federal income tax at 34%, less any qualified foreign tax credits. Based on the dividend policy the Company has provided the deferred tax liabilities of $7,351,023 on undistributed earnings of $74 million, approximately 50% of Shandong Taibang’s total undistributed earnings at December 31, 2014. Due to the Company’s plan and intention of reinvesting its earnings in its PRC business, the Company has not provided for the related deferred tax liabilities on the remaining undistributed earnings of the PRC subsidiaries totaling $283 million as of December 31, 2015.

As of January 1, 2013 and for each of the years ended December 31, 2013, 2014 and 2015, the Company and its subsidiaries did not have any unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

The Company and each of its PRC subsidiaries file income tax returns in the United States and the PRC, respectively. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2007. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100,000 (approximately $15,400). In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. The PRC tax returns for the Company’s PRC subsidiaries are open to examination by the PRC tax authorities for the tax years beginning in 2010.

NOTE 15 – OPTIONS AND NONVESTED SHARES

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

For the year ended December 31, 2015 and 2014, no stock options to purchase common stock were granted to any directors or employees.

For the year ended December 31, 2013, stock options to purchase an aggregate of 33,000 common stocks were granted to directors and employees at exercise prices ranging from $4.00 to $12.26 which vested immediately.

A summary of stock options activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

			Weighted
		Weighted Average	Average Remaining
	Number of	Exercise	Contractual	Aggregate
	Options	Price	Term in years	Intrinsic Value
		USD		USD
Outstanding as of January1, 2013	2,648,609	9.39	7.65	18,374,422
Granted	33,000	10.48
Exercised	(648,379)	8.32		(10,923,644)
Forfeited and expired	(150,854)	6.78
Outstanding as of December 31, 2013	1,882,376	9.98	7.20	35,518,897
Granted	-	-
Exercised	(417,002)	9.26		(17,529,500)
Forfeited and expired	(32,920)	11.44
Outstanding as of December 31, 2014	1,432,454	10.16	6.53	81,753,119
Granted	-	-
Exercised	(780,557)	9.92		(68,089,712)
Forfeited and expired	-	-
Outstanding as of December 31, 2015	651,897	10.44	5.24	86,064,461
Vested and expected to vest as of December 31, 2015	651,897	10.44	5.24	86,064,461
Exercisable as of December 31, 2015	530,647	10.57	4.92	69,985,499

The weighted average option fair value of $8.37 per share or an aggregate of $276,250 on the date of grant during the year ended December 31, 2013, was determined based on the Black-Scholes option pricing model using the following weighted average assumptions:

For the Years Ended
December 31,
2013

Expected volatility	104.00%
Expected dividends yield	0%
Expected term (in years)	5.38
Risk-free interest rate	0.72%
Fair value of underlying common stock (per share)	$10.48

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

For the years ended December 31, 2015, 2014 and 2013, the Company recorded stock compensation expense of $1,117,994, $1,669,573 and $3,773,073, respectively, in general and administrative expenses.

As of December 31, 2015, approximately $649,203 of stock compensation expense with respect to stock options is to be recognized over weighted average period of approximately 0.67 years.

Nonvested shares

For the years ended December 31, 2015, 2014 and 2013, nonvested shares were granted to certain directors and employees (collectively, the “Participant”). Pursuant to the nonvested share grant agreements between the Company and the Participant, the Participant will have all the rights of a stockholder with respect to the nonvested shares. The nonvested shares granted to directors generally vest in one or two years. The nonvested shares granted to employees generally vest in four years.

A summary of nonvested shares activity for the year ended December 31, 2015, 2014 and 2013 is as follow:

	Number of	Grant date weighted
	nonvested shares	average fair value
		USD
Outstanding as of January 1, 2013	120,000	9.85
Granted	306,500	22.94
Vested	(63,750)	9.85
Forfeited	-	-
Outstanding as of December 31, 2013	362,750	20.91
Granted	299,000	51.88
Vested	(107,125)	20.66
Forfeited	(2,500)	9.85
Outstanding as of December 31, 2014	552,125	37.78
Granted	313,100	120.62
Vested	(188,625)	34.78
Forfeited	(7,500)	28.8
Outstanding as of December 31, 2015	669,100	77.49

For the years ended December 31, 2015, 2014 and 2013, the Company recorded stock compensation expense of $10,996,278, $3,726,698 and $1,277,723 in general and administrative expenses, respectively.

As of December 31, 2015, approximately $45,040,836 of stock compensation expense with respect to nonvested shares is to be recognized over weighted average period of approximately 2.64 years.

NOTE 16 – STATUTORY RESERVES

The Company’s PRC subsidiaries are required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to its statutory surplus reserve until the reserve balance reaches 50% of respective registered capital. The accumulated balance of the statutory reserve as of December 31, 2015 and 2014 was $34,160,154 and $32,137,551, respectively.

NOTE 17 – SHARE REPURCHASE

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

NOTE 18 – FAIR VALUE MEASUREMENTS

Management used the following methods and assumptions to estimate the fair value of financial instruments at the relevant balance sheet dates:

• Short-term financial instruments (including cash and cash equivalents, time deposit, restricted cash deposits, accounts receivable, other receivables, short-term bank loans including current portion of long-term bank loans, accounts payable, other payables and accrued expenses) – The carrying amounts of the short-term financial instruments approximate their fair values because of the short maturity of these instruments.

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

NOTE 19 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the years ended December 31, 2015, 2014 and 2013 are as follows:

	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	USD	USD	USD
Human Albumin	111,422,258	95,547,952	89,671,619
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	125,136,104	98,389,729	77,341,616
Other Immunoglobulin products	22,518,554	19,736,027	19,682,927
Placenta Polypeptide	27,194,800	24,029,706	12,150,539
Others	10,186,186	5,548,244	4,510,155
Total	296,457,902	243,251,658	203,356,856

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2015, commitments outstanding for the purchase of property, plant and equipment approximated $30.3 million.

As of December 31, 2015, commitments outstanding for the purchase of plasma from 2016 to 2018 approximated $85.2 million.

Legal proceedings

Dispute with Jie’an over Certain Capital Injection into Guizhou Taibang

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from qualified strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority shareholder of Guizhou Taibang’s shares, Guizhou Jie’an Company, or Jie’an, did not support the plan and did not waive its right of first refusal. In May 2007, Guizhou Taibang signed an Equity Purchase Agreement with certain alleged strategic investors (who concealed their background), pursuant to which such investors agreed to invest an aggregate of RMB50,960,000 (approximately $7,847,840) in exchange for 21.4% of Guizhou Taibang’s equity interests. Such Equity Purchase Agreement was not approved or ratified by over two-thirds supermajority of Guizhou Taibang’s shareholders, which approval or ratification is required under the PRC Company Law. At the same time, as an existing shareholder, Jie’an also subscribed for 1,800,000 shares, representing its pro rata share of the 20,000,000 shares being offered. In total, Guizhou Taibang received RMB50,960,000 (approximately $7,847,840) from the investors and RMB6,480,000 (approximately $997,920) from Jie’an.

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

In December 2013, Jie’an brought a third lawsuit against Guizhou Taibang, requesting Guizhou Taibang to register 1.8 million shares under its name with the local AIC. In July 2014, the trial court denied Jie’an’s request to register such shares. Despite the denial of Jie’an’s share registration request, the trial court, however, in its ruling, ordered Guizhou Taibang to pay accumulated dividends of RMB13,809,197 (approximately $2,126,616) associated with these shares and the related interest expenses to Jie’an. Guizhou Taibang and Jie’an subsequently filed a cross-appeal. In December 2014, the appellate court ruled in favor of Jie’an supporting its request to register 1.8 million shares and ordered Guizhou Taibang to pay Jie’an its share of accumulated dividends of RMB18,339,227 (approximately $2,824,241) associated with these shares plus the related interest expenses to Jie’an. In the first half of 2015, Guizhou Taibang paid an aggregate of RMB22,639,227 (approximately $3,486,441) to the trial court held in escrow pending further appeal of this case. Guizhou Taibang appealed to the High Court of Guizhou in June 2015 which overruled the decision of the appellate court and remanded the case to the trial court for retrial in September 2015.

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

In March 2014, Guizhou Taibang held another shareholders meeting and the shareholders passed resolutions, or the March 2014 Resolutions, that, inter alia, re-calculated the ownership percentage in Guizhou Taibang based on the November 2013 Resolutions and the additional capital injections from existing shareholders. Guizhou Taibang subsequently updated the registration with the local AIC regarding the additional capital injections in August 2014. In September 2014, Jie’an and another minority shareholder of Guizhou Taibang filed a lawsuit against Guizhou Taibang, requesting that the court declare both the November 2013 Resolutions and the March 2014 Resolutions void and instruct Guizhou Taibang to withdraw the AIC registration. In November 2014, the trial court suspended this case pending the final outcome of the third lawsuit filed by Jie’an. In October 2015, the trial court denied their request.

If the pending cases with Jie’an are ultimately ruled in Jie’an’s favor, the ownership interest in Guizhou Taibang may be diluted to 80% and Jie’an may be entitled to receive accumulated dividends of RMB18,339,227 (approximately $2,824,241) , being its claimed share of Guizhou Taibang’s accumulated dividend distributions associated with the 1.8 million shares, and the related interest expenses from Guizhou Taibang. As of December 31, 2015, Guizhou Taibang had maintained, on its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $776,160) as received funds in respect of the 1.8 million shares in dispute, RMB1,440,000 (approximately $221,760) for the over-paid subscription price paid by Jie’an and RMB3,682,673 (approximately $567,132) for the accrued interest. As these cases are closely interlinked to the outcome of the disputes with certain individual investor described below, based on its PRC litigation counsel’s assessment, the Company does not expect Jie’an to prevail.

Dispute with Certain Individual Investors over Certain Capital Injection into Guizhou Taibang

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

In October 2010, the trial court denied such individual investor’s right as shareholders of Guizhou Taibang and his entitlement to share the dividends, which ruling was reaffirmed after a re-trial by the same trial court in December 2012. After such ruling, Guizhou Taibang attempted to return the originally received fund of RMB34,160,000 (approximately $5,260,640) to such investor by wiring the fund back to his bank account but was unable to do so due to the closure of his bank account. Another investor, however, accepted the returned fund of RMB11,200,000 (approximately $1,724,800) from Guizhou Taibang in November 2010. In 2013, the same individual investor appealed the case to the PRC Supreme Court, which also denied his claims for shareholder status in Guizhou Taibang and the related dividend distribution and accrued interest in September 2013. Such investor subsequently attempted to seek a re-trial by the PRC Supreme Court, which request was denied by the PRC Supreme Court in January 2014. He then applied to the PRC Supreme Procuratorate to request for a review of the PRC Supreme Court’s decision and seek an appeal by the PRC Supreme Procuratorate to the PRC Supreme Court for an ultimate re-trial on his behalf. In July 2015, the PRC Supreme Procuratorate rejected his request for review.

As of December 31, 2015, Guizhou Taibang had maintained, on its balance sheet, payables to the investors of RMB34,160,000 (approximately $5,260,640) as originally received funds from such individual investor in respect of the shares in dispute, RMB17,677,791 (approximately $2,722,380) for the interest expenses, and RMB341,600 (approximately $52,606) for the 1% penalty imposed by the Equity Purchase Agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor.

NOTE 21 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share of common stock for the periods indicated:

	For the Years Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
	USD	USD	USD
Net income attributable to China Biologic Products, Inc.	89,042,703	70,916,840	54,601,551
Earnings allocated to participating nonvested shares	(2,070,762)	(1,210,895)	(456,261)
Net income allocated to common stockholders used in computing basic and diluted net income per common stock	86,971,941	69,705,945	54,145,290

Weighted average shares used in computing basic net income per common stock	25,599,153	24,427,196	26,410,819
Diluted effect of stock option	968,213	1,257,868	1,161,292
Weighted average shares used in computing diluted net income per common stock	26,567,366	25,685,064	27,572,111

Net income per common stock – basic	3.40	2.85	2.05
Net income per common stock – diluted	3.27	2.71	1.96

During the year ended December 31, 2015, 2014 and 2013, no option was antidilutive or excluded from the calculation of diluted net income per common stock. Further, rights issued pursuant to the stockholder rights plan (see Note 25) were excluded from the calculation of diluted net income per common stock since they were antidilutive.

NOTE 22 – CHINA BIOLOGIC PRODUCTS, INC. (PARENT COMPANY)

The following represents condensed unconsolidated financial information of the Parent Company only:

Condensed Balance Sheets:

	December 31, 2015	December 31, 2014
	USD	USD
Cash	13,939,319	2,651,088
Prepayments and prepaid expenses	86,404	89,580
Property, plant and equipment, net	211	368
Investment in and amounts due from subsidiaries	372,035,937	279,497,751
Total Assets	386,061,871	282,238,787

Other payables and accrued expenses	3,718,747	3,851,760
Long-term loan, including current portion	-	66,300,000
Total Liabilities	3,718,747	70,151,760

Total Equity	382,343,124	212,087,027

Total Liabilities and Equity	386,061,871	282,238,787

Condensed Statements of Comprehensive Income:

	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	USD	USD	USD
Equity in income of subsidiaries	100,753,805	78,948,990	62,457,106
General and administrative expenses	(10,693,991)	(6,008,852)	(7,460,763)
Other expenses, net	(1,017,111)	(2,023,298)	(394,792)
Earnings before income tax expense	89,042,703	70,916,840	54,601,551
Income tax expense	-	-	-
Net Income	89,042,703	70,916,840	54,601,551

Condensed Statements of Cash Flows:

	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	USD	USD	USD
Net cash (used in) provided by operating activities	(3,904,038)	(444,755)	197,001
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	15,192,269	2,416,821	405,920
Net increase in cash	11,288,231	1,972,066	602,921
Cash at beginning of year	2,651,088	679,022	76,101
Cash at end of year	13,939,319	2,651,088	679,022

NOTE 23 – FOLLOW-ON OFFERING OF COMMON STOCK

On June 15, 2015, the Company completed a follow-on offering of 3,450,000 shares of common stock at a price of $105.00 per share, less the underwriting discounts and commissions and offering expenses. In this June 2015 follow-on offering, the Company sold 805,000 shares (including 105,000 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from the Company) and certain selling stockholders sold 2,645,000 shares (including 345,000 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from such selling stockholders). The Company raised net proceeds of approximately $80.6 million from this offering, after deducting the underwriting discounts and commissions and offering expenses payable by the Company. The Company did not receive any proceeds from the sale of the shares by the selling stockholders.

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

NOTE 24 – ACQUISITION OF ADDITIONAL EQUITY INTEREST IN GUIZHOU TAIBANG

On August 25, 2014, Guiyang Dalin Biotechnology ("Guiyang Dalin"), a wholly-owned subsidiary of the Company, entered into an agreement to acquire an additional 19.84% equity interest in Guizhou Taibang from Guizhou Eakan, a non-controlling interest shareholder of Guizhou Taibang. The total consideration of the transaction was RMB535 million (approximately $82.4 million). The Company completed the acquisition on September 4, 2014 and increased its equity interest in Guizhou Taibang to 76.23%.

NOTE 25 – STOCKHOLDER RIGHTS PLAN

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

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement between the registrant, Logic Express Limited and the selling stockholders signatory thereto, dated July 18, 2006 (incorporated by reference to Exhibit 2 of the registration statement on Form SB-2 filed by the registrant on September 5, 2007)

3.1	Second Amended and Restated Certificate of Incorporation of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.1 of the quarterly report on Form 10-Q filed by the registrant on August 5, 2014)

3.2	Third Amended and Restated Bylaws of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.2 of the quarterly report on Form 10-Q filed by the registrant on August 5, 2014)

4.1	Form of Registration Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by the registrant on June 5, 2009)

4.2	Form of 3.8% Convertible Senior Secured Note due 2011 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by the registrant on June 5, 2009)

4.3	Form of Warrant (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by the registrant on June 5, 2009)

4.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.1 of the registration form on Form 8-A12B filed by the registrant on November 21, 2012)

4.5	Preferred Shares Rights Agreement, between the registrant and Securities Transfer Corporation, dated as of January 8, 2015 (incorporate by reference to Exhibit 4.1 of the current report on Form 8-K filed by the registrant on January 9, 2015)

10.1	China Biologic Products, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on May 13, 2008)

10.2	Form of Stock Option Award Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by the registrant on May 13, 2008)

10.3	Form of Restricted Stock Award Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.3 of the current report on Form 8-K filed by the registrant on August 6, 2011)

10.4	Group Secondment Agreement, dated October 28, 2002, between Shandong Taibang and the Shandong Institute (English Translation) (incorporated by reference to Exhibit 10.1 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.5	Amended and Restated Joint Venture Agreement, between Logic Express Limited and the Shandong Institute, dated as of March 12, 2006 (English Translation) (incorporated by reference to Exhibit 10.2 of the registration statement on Form SB-2 filed by the registrant on September 5, 2007)

10.6	Letter of Intent for Equity Transfer, between Logic Express Limited and the Shandong Institute, dated as of June 10, 2006 (English Translation) (incorporated by reference to Exhibit 10.3 of the registration statement on Form SB-2 filed by the registrant on September 5, 2007)

10.7	Joint Venture and Cooperation Agreement between Mr. Fan Qingchun, Shandong Taibang and Shaanxi Power Construction Corporation, dated September 12, 2008 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the registrant on October 16, 2008)

10.8	Agreement on Equity Transfer, Acquisition, Joint Venture and Cooperation, among Shandong Taibang, Shaanxi Power Construction Corporation and Mr. Fan Qingchun, dated September 12, 2008 (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the registrant on October 16, 2008)

10.9	(Shareholder) Agreement among Shandong Taibang, Logic Express Limited and Biological Institute dated September 12, 2008 (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K, filed by the registrant on October 16, 2008)

10.10	Equity Transfer Agreement, dated September 26, 2008, among Logic Express Limited, Chongqing Dalin Biologic Technologies Co., Ltd. and certain shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on October 2, 2008)

10.11	Equity Transfer Agreement, between Shandong Taibang and Mr. Fan Qingchun, dated October 10, 2008 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on October 16, 2008)

10.12	Supplemental Agreement, dated November 3, 2008, among Logic Express Limited, Fan Shaowen, as representative of the shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. and Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the registrant on November 7, 2008)

10.13	Second Supplemental Agreement, dated November 14, 2008, among Logic Express Limited, Fan Shaowen as representative of the shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. and Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to exhibit 10.3 of the current report on Form 8-K filed by the registrant on November 20, 2008)

10.14	Amended Equity Transfer Agreement, dated December 12, 2008, among Logic Express Limited, Chongqing Dalin Biologic Technologies Co., Ltd., and certain shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to exhibit 10.4 of the current report on Form 8-K filed by the registrant on December 18, 2008)

10.15	Equity Transfer and Entrustment Agreement, dated April 6, 2009, among Logic Express, Shandong Taibang and the Shandong Institute (English Translation) (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed by the registrant on April 13, 2009)

10.16	Asset Purchase Agreement, between Xia Jin An Tai Plasma Collection Co., Ltd. and Xia Jin County Plasma Collection Station, dated as of October 20, 2006 (English Translation) (incorporated by reference to Exhibit 10.15 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.17	Asset Purchase Agreement, between Liao Cheng An Tai Plasma Collection Co., Ltd. and Yang Gu County Plasma Collection Station, dated as of November 3, 2006 (English Translation) (incorporated by reference to Exhibit 10.16 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.18	Asset Purchase Agreement, between Qi He An Tai Plasma Collection Co., Ltd. and Qi He County Plasma Collection Station, dated as of November 9, 2006 (English Translation) (incorporated by reference to Exhibit 10.14 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.19	Asset Purchase Agreement, between He Ze An Tai Plasma Collection Co., Ltd and Yun Cheng County Plasma Collection Station, dated as of December 15, 2006 (English Translation) (incorporated by reference to Exhibit 10.22 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.20	Asset Purchase Agreement, between Zhang Qiu An Tai Plasma Collection Co., Ltd. and Zhang Qiu Plasma Collection Station, dated as of December 31, 2006 (English Translation) (incorporated by reference to Exhibit 10.12 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.21	Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of April 24, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.22	Asset Purchase Agreement, between Fang Cheng Plasma Collection Co., Ltd. and Fang Cheng Plasma Company, dated as of April 30, 2007 (English Translation) (incorporated by reference to Exhibit 10.21 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.23	Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of August 5, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.24	Trademark Licensing Agreement, dated as of February 27, 2007 (English Translation) (incorporated by reference to Exhibit 10.17 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.25	Loan Agreement, dated as of November 30, 2006, among Shandong Taibang and the Shandong Institute and Logic Express (English Translation) (incorporated by reference to Exhibit 10.18 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.26	Supplementary Agreement, dated as of September 1, 2007, among Shandong Taibang, the Shandong Institute and Logic Express Limited (English Translation) (incorporated by reference to Exhibit 10.19 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.27	Employment Agreement, between David (Xiaoying) Gao and the registrant, dated May 11, 2014 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on May 15, 2014)

10.28	Form of Director’s Employment Agreement (incorporated by reference to Exhibit 10.8 of the registration statement on Form SB-2 filed by the registrant on September 5, 2007)

10.29	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on July 30, 2008)

10.30	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the registrant on July 30, 2008)

10.31	Form of Guarantee and Pledge Agreement, dated June 10, 2009 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the registrant on June 5, 2009).

10.32	Form of Indemnification Agreement, dated June 10, 2009 (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the registrant on June 5, 2009).

10.33	Cooperation Agreement, among Guizhou Taibang, Xinjiang Deyuan and its controlling shareholder, dated August 28, 2015 (Summary English Translation) (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on September 2, 2015)

10.34	Supplemental Agreement, between Guizhou Taibang and Xinjiang Deyuan, dated April 16, 2015 (Summary English Translation) (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the registrant on April 16, 2015)

10.35	Cooperation Agreement, between Guizhou Taibang and Xinjiang Deyuan, dated September 30, 2014 (Summary English Translation) (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on April 16, 2015)

10.36	Registered Equity Purchase Agreement, between Guiyang Dalin Biotechnology Co., Ltd. and Guizhou Eakan Pharmaceutical Co., Ltd., dated August 21, 2014 (Summary English Translation) (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on August 25, 2014)

10.37	Equity Exchange Agreement, between Guiyang Dalin Biotechnology Co., Ltd. and Guizhou Eakan Pharmaceutical Co., Ltd., dated August 21, 2014 (Summary English Translation) (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the registrant on August 25, 2014)

10.38	Unregistered Equity Purchase Agreement, between Guiyang Dalin Biotechnology Co., Ltd. and Guizhou Eakan Pharmaceutical Co., Ltd., dated August 21, 2014 (Summary English Translation) (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the registrant on August 25, 2014)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the annual report on Form 10-KSB filed by the registrant on March 28, 2008)

21*	Subsidiaries of the registrant

23.1*	Consent of KPMG, an independent registered public accounting firm

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*Filed herewith.

