Form 10-Q
period 2016-03-31
China Biologic Products, Inc.
filed 2016-05-04
CIK 1369868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	26,590,974

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2016

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2016	December 31, 2015
		USD	USD
ASSETS
Current Assets
Cash and cash equivalents		180,116,752	144,937,893
Time deposits		-	38,032,593
Accounts receivable, net of allowance for doubtful accounts	2	30,593,102	25,144,969
Inventories	3	130,877,257	126,395,312
Prepayments and other current assets, net of allowance for doubtful accounts		21,663,389	24,545,597
Deposits related to land use rights, current portion	5	10,307,682	10,056,200
Total Current Assets		373,558,182	369,112,564

Property, plant and equipment, net	4	115,500,723	105,364,251
Land use rights, net		24,932,269	23,576,300
Equity method investment		8,543,149	8,718,133
Loan receivable	6	46,431,000	39,834,173
Other non-current assets		3,199,391	4,861,075
Total Assets		572,164,714	551,466,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable		5,994,820	9,681,835
Other payables and accrued expenses		42,626,588	57,462,563
Income tax payable		8,226,534	4,510,986
Total Current Liabilities		56,847,942	71,655,384

Deferred income		4,420,053	4,525,867
Other liabilities		6,703,382	8,323,446
Total Liabilities		67,971,377	84,504,697

Stockholders’ Equity
Common stock:
par value $0.0001;
100,000,000 shares authorized;
28,845,678 and 28,835,053 shares issued at March 31, 2016 and December 31, 2015, respectively;
26,590,974 and 26,580,349 shares outstanding at March 31, 2016 and December 31, 2015, respectively		2,885	2,884

Additional paid-in capital		109,649,239	105,079,845
Treasury stock: 2,254,704 shares at March 31, 2016 and December 31, 2015, at cost		(56,425,094)	(56,425,094)

Retained earnings		359,901,349	333,704,094
Accumulated other comprehensive income		2,108,251	(18,605)
Total equity attributable to China Biologic Products, Inc.		415,236,630	382,343,124

Noncontrolling interest		88,956,707	84,618,675

Total Stockholders’ Equity		504,193,337	466,961,799

Commitments and contingencies	6 and 11	-	-

Total Liabilities and Stockholders’ Equity		572,164,714	551,466,496

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the Three Months Ended
	Note	March 31, 2016	March 31, 2015
		USD	USD
Sales	10	85,587,711	70,354,331
Cost of sales		34,043,435	24,461,575
Gross profit		51,544,276	45,892,756

Operating expenses
Selling expenses		1,227,670	1,950,688
General and administrative expenses		11,328,013	7,853,195
Research and development expenses		1,094,723	1,342,322
Income from operations		37,893,870	34,746,551

Other income (expenses)
Equity in loss of an equity method investee		(216,315)	(95,067)
Interest income		1,751,140	1,376,847
Interest expense		(88,550)	(756,821)
Total other income, net		1,446,275	524,959

Earnings before income tax expense		39,340,145	35,271,510

Income tax expense	7	6,607,103	5,616,150

Net income		32,733,042	29,655,360

Less: Net income attributable to noncontrolling interest		6,535,787	6,492,888

Net income attributable to China Biologic Products, Inc.		26,197,255	23,162,472

Net income per share of common stock:	12
Basic		0.96	0.91
Diluted		0.94	0.87
Weighted average shares used in computation:	12
Basic		26,585,926	24,816,877
Diluted		27,126,838	26,066,786

Net income		32,733,042	29,655,360

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes		2,569,752	(854,362)

Comprehensive income		35,302,794	28,800,998

Less: Comprehensive income attributable to noncontrolling interest		6,978,683	6,455,112

Comprehensive income attributable to China Biologic Products, Inc.		28,324,111	22,345,886

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,	March 31,
	2016	2015
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	32,733,042	29,655,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,267,623	2,201,020
Amortization	216,971	208,237
Loss on sale of property, plant and equipment	90,261	60,540
Allowance for doubtful accounts - accounts receivable, net	-	23,656
Allowance for doubtful accounts - other receivables and prepayments	-	796
Write-down of obsolete inventories	59,560	4,576
Deferred tax (benefit) expense	(887,184)	502,563
Share-based compensation	4,569,395	1,969,973
Equity in loss of an equity method investee	216,315	95,067
Change in operating assets and liabilities:
Accounts receivable	(5,267,385)	(9,178,096)
Prepayment and other current assets	2,554,632	(1,638,307)
Inventories	(3,869,727)	(1,889,100)
Accounts payable	(3,696,808)	482,077
Other payables and accrued expenses	(8,282,055)	(5,672,053)
Deferred income	(127,705)	(74,749)
Income tax payable	3,654,815	(209,688)
Net cash provided by operating activities	24,231,750	16,541,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for property, plant and equipment	(13,672,613)	(8,478,369)
Payment for intangible assets and land use rights	(967,636)	-
Refund of deposits related to land use right	994,815	-
Proceeds from sale of property, plant and equipment and land use rights	63,397	6,219
Long-term loan lent to a third party	(6,331,518)	-
Net cash used in investing activities	(19,913,555)	(8,472,150)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Three Months Ended
	March 31,	March 31,
	2016	2015
	USD	USD
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercised	-	449,741
Repayment of short-term bank loans	-	(31,610,360)
Maturity of deposit as security for bank loans	37,756,405	31,985,122
Dividend paid by subsidiaries to noncontrolling interest shareholders	(7,921,952)	-
Dividend to the trial court to be held in escrow as to dispute with Jie’an	-	(2,988,194)
Net cash provided by (used in) financing activities	29,834,453	(2,163,691)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	1,026,211	(738,659)

NET INCREASE IN CASH AND CASH EQUIVALENTS	35,178,859	5,167,372

Cash and cash equivalents at beginning of period	144,937,893	80,820,224

Cash and cash equivalents at end of period	180,116,752	85,987,596

Supplemental cash flow information
Cash paid for income taxes	3,867,715	5,373,179
Cash paid for interest expense	-	660,018
Noncash investing and financing activities:
Acquisition of property, plant and equipment included in payables	3,087,289	189,074

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015

NOTE 1 – BASIS OF PRESENTATION, SIGNIFICANT CONCENTRATION AND RISKS

(a)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2015 consolidated balance sheet was derived from the audited consolidated financial statements of China Biologic Products, Inc. (the “Company”). The accompanying unaudited consolidated financial statements should be read in conjunction with the December 31, 2015 audited consolidated financial statements of the Company included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015, changes in equity for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015, have been made. All significant intercompany transactions and balances are eliminated on consolidation.

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

Total cash at banks and deposits as of March 31, 2016 and December 31, 2015 amounted to $179,625,214 and $182,291,723, respectively, of which $2,650,724 and $3,020,569 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

The Company’s two major products are human albumin and human immunoglobulin for intravenous injection (“IVIG”). Human albumin accounted for 38.1% and 38.2% of the total sales for the three months ended March 31, 2016 and 2015, respectively. IVIG accounted for 39.9% and 46.7% of the total sales for the three months ended March 31, 2016 and 2015, respectively. If the market demands for human albumin and IVIG cannot be sustained in the future or the price of human albumin and IVIG decreases, the Company’s operating results could be adversely affected.

Substantially all of the Company’s customers are located in the PRC. There were no customers that individually comprised 10% or more of the total sales during the three months ended March 31, 2016 and March 31, 2015. There was no customer represented more than 10% of accounts receivables as at March 31, 2016 and December 31, 2015, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There was one supplier, namely, Xinjiang Deyuan Bioengineering Co., Ltd. (“Xinjiang Deyuan”), that comprised 10% or more of the total purchases for the three months ended March 31, 2016. No supplier that comprised 10% or more of the total purchases for the three months ended March 31, 2015. There was one supplier that represented more than 10% of accounts payables as at March 31, 2016 and December 31, 2015, respectively.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	USD	USD
Accounts receivable	31,038,944	25,588,593
Less: Allowance for doubtful accounts	(445,842)	(443,624)
Total	30,593,102	25,144,969

The activity in the allowance for doubtful accounts-accounts receivable for the three months ended March 31, 2016 and 2015 are as follows:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	USD	USD
Beginning balance	443,624	433,948
Provisions	-	23,656
Recoveries	-	-
Write-offs	-	-
Foreign currency translation adjustment	2,218	(258)
Ending balance	445,842	457,346

NOTE 3 – INVENTORIES

Inventories at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	USD	USD
Raw materials	68,081,106	57,418,230
Work-in-process	30,268,107	27,401,062
Finished goods	32,528,044	41,576,020
Total	130,877,257	126,395,312

An inventory write-down of $59,560 and $4,576 was recorded during the three months ended March 31, 2016 and 2015, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	USD	USD
Buildings	31,908,501	31,505,133
Machinery and equipment	57,403,634	54,640,502
Furniture, fixtures, office equipment and vehicles	8,166,697	7,859,951
Total property, plant and equipment, gross	97,478,832	94,005,586
Accumulated depreciation	(33,373,030)	(31,521,859)
Total property, plant and equipment, net	64,105,802	62,483,727
Construction in progress	33,626,558	26,115,927
Prepayment for property, plant and equipment	17,768,363	16,764,597
Property, plant and equipment, net	115,500,723	105,364,251

Depreciation expense for the three months ended March 31, 2016 and 2015 was $2,267,623 and $2,201,020, respectively.

NOTE 5 – DEPOSITS RELATED TO LAND USE RIGHTS

In 2012, Guizhou Taibang made a refundable payment of RMB83,400,000 (approximately $12,907,818) to the local government in connection with the public bidding for a land use right in Guizhou Province. Given the decrease of the land area to be provided by the local government, RMB13,000,000 (approximately $2,012,010) and RMB10,000,000 (approximately $1,547,700) was refunded by the local government in December 2013 and January 2014, respectively. Guizhou Taibang completed the bidding and purchased the land use right in December 2015. In April 2016, RMB 16,082,462 (approximately $2,489,083) was refunded by the local government. The remaining deposit is expected to be refunded by the end of 2016.

NOTE 6 – LOAN RECEIVABLE

In August 2015, the Company entered into a cooperation agreement with Xinjiang Deyuan and the controlling shareholder of Xinjiang Deyuan. Pursuant to the agreement, Guizhou Taibang agreed to provide Xinjiang Deyuan with interest-bearing loans at an interest rate of 6% per annum with an aggregate principal amount of RMB300,000,000 (approximately $46,431,000). The loans are due July 31, 2018 and secured by a pledge of Deyuan Shareholder’s 58.02% equity interest in Xinjiang Deyuan. Interest will be paid on the 20th day of the last month of each quarter. For the year ended December 31, 2015, RMB258,663,461 (approximately $40,033,344) was lent to Xinjiang Deyuan. The remaining RMB41,336,539 (approximately $6,331,518) was lent during the three months period ended March 31, 2016.

Interest income of $652,306 was accrued and received by Guizhou Taibang for the three months period ended March 31, 2016.

NOTE 7 – INCOME TAX

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

The Company’s effective income tax rates were 17% and 16% for the three months ended March 31, 2016 and 2015.

As of and for the three months ended March, 31, 2016, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits to change significantly within the next 12 months.

NOTE 8 – OPTIONS AND NONVESTED SHARES

Options

A summary of stock options activity for the three months ended March 31, 2016 is as follow:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
		USD		USD
Outstanding at December 31, 2015	651,897	10.44	5.24	86,064,461
Granted	-
Exercised	-
Forfeited and expired	-
Outstanding at March 31, 2016	651,897	10.44	4.99	67,824,383

Vested and expected to vest	651,897	10.44	4.99	67,824,383
Exercisable at March 31, 2016	530,647	10.57	4.67	55,137,996

For the three months ended March 31, 2016 and 2015, the Company recorded stock compensation expense of $243,577 and $293,050, respectively, in general and administrative expenses.

At March 31, 2016, approximately $405,625 of stock compensation expense with respect to the non-vested stock options is expected to be recognized over approximately 0.42 years.

Nonvested shares

A summary of nonvested shares activity for the three months ended March 31, 2016 is as follows:

	Number of nonvested shares	Grant date weighted average fair value
		USD
Outstanding at December 31, 2015	669,100	77.49
Granted	31,800	114.42
Vested	(10,625)	41.81
Forfeited	-	-
Outstanding at March 31, 2016	690,275	79.74

For the three months ended March 31, 2016 and 2015, the Company recorded stock compensation expense of $4,325,818 and $1,676,923 respectively in general and administrative expenses.

At March 31, 2016, approximately $44,353,568 of stock compensation expense with respect to nonvested shares is expected to be recognized over approximately 2.57 years.

NOTE 9 – FAIR VALUE MEASUREMENTS

Management used the following methods and assumptions to estimate the fair value of financial instruments at the relevant balance sheet dates:

• Short-term financial instruments (including cash and cash equivalents, time deposits, accounts receivable, other receivables, accounts payable, and other payables and accrued expenses) – The carrying amounts of the short-term financial instruments approximate their fair values because of the short maturity of these instruments.

• Loan receivable – The carrying amounts of loan receivable approximate their fair value. The fair value is estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar borrowing.

NOTE 10 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the three months ended March 31, 2016 and 2015 are as follows:

	For the three months ended
	March 31, 2016	March 31, 2015
	USD	USD
Human Albumin	32,628,855	26,893,030
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	34,157,762	32,865,791
Other Immunoglobulin products	8,900,316	4,334,122
Placenta Polypeptide	5,708,405	4,552,204
Others	4,192,373	1,709,184
Total	85,587,711	70,354,331

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2016, commitments outstanding for the purchase of property, plant and equipment approximated $34.1 million.

As of March 31, 2016, commitments outstanding for the purchase of plasma from 2016 to 2018 approximated $76.1 million.

Legal proceedings

Dispute with Jie’an over Certain Capital Injection into Guizhou Taibang

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from qualified strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority shareholder of Guizhou Taibang’s shares, Guizhou Jie’an Company, or Jie’an, did not support the plan and did not waive its right of first refusal. In May 2007, Guizhou Taibang signed an Equity Purchase Agreement with certain alleged strategic investors (who concealed their background), pursuant to which such investors agreed to invest an aggregate of RMB50,960,000 (approximately $7,887,079) in exchange for 21.4% of Guizhou Taibang’s equity interests. Such Equity Purchase Agreement was not approved or ratified by over two-thirds supermajority of Guizhou Taibang’s shareholders, which approval or ratification is required under the PRC Company Law. At the same time, as an existing shareholder, Jie’an also subscribed for 1,800,000 shares, representing its pro rata share of the 20,000,000 shares being offered. In total, Guizhou Taibang received RMB50,960,000 (approximately $7,887,079) from the investors and RMB6,480,000 (approximately $1,002,910) from Jie’an.

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

In December 2013, Jie’an brought a third lawsuit against Guizhou Taibang, requesting Guizhou Taibang to register 1.8 million shares under its name with the local AIC. In July 2014, the trial court denied Jie’an’s request to register such shares. Despite the denial of Jie’an’s share registration request, the trial court, however, in its ruling, ordered Guizhou Taibang to pay accumulated dividends of RMB13,809,197 (approximately $2,137,249) associated with these shares and the related interest expenses to Jie’an. Guizhou Taibang and Jie’an subsequently filed a cross-appeal. In December 2014, the appellate court ruled in favor of Jie’an supporting its request to register 1.8 million shares and ordered Guizhou Taibang to pay Jie’an its share of accumulated dividends of RMB18,339,227 (approximately $2,838,362) associated with these shares plus the related interest expenses to Jie’an. In the first half of 2015, Guizhou Taibang paid an aggregate of RMB22,639,227 (approximately $3,503,873) to the trial court held in escrow pending further appeal of this case. Guizhou Taibang appealed to the High Court of Guizhou in June 2015 which overruled the decision of the appellate court and remanded the case to the trial court for retrial in September 2015.

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

If the pending cases with Jie’an are ultimately ruled in Jie’an’s favor, the ownership interest in Guizhou Taibang may be diluted to 83% and Jie’an may be entitled to receive accumulated dividends of RMB18,339,227 (approximately $2,838,362), being its claimed share of Guizhou Taibang’s accumulated dividend distributions associated with the 1.8 million shares, and the related interest expenses from Guizhou Taibang. As of March 31, 2016, Guizhou Taibang had maintained, on its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $780,041) as received funds in respect of the 1.8 million shares in dispute, RMB1,440,000 (approximately $222,869) for the over-paid subscription price paid by Jie’an and RMB3,759,412 (approximately $581,844) for the accrued interest. As these cases are closely interlinked to the outcome of the disputes with certain individual investor described below, based on its PRC litigation counsel’s assessment, the Company does not expect Jie’an to prevail.

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

In October 2010, the trial court denied such individual investor’s right as shareholders of Guizhou Taibang and his entitlement to share the dividends, which ruling was reaffirmed after a re-trial by the same trial court in December 2012. After such ruling, Guizhou Taibang attempted to return the originally received fund of RMB34,160,000 (approximately $5,286,943) to such investor by wiring the fund back to his bank account but was unable to do so due to the closure of his bank account. Another investor, however, accepted the returned fund of RMB11,200,000 (approximately $1,733,424) from Guizhou Taibang in November 2010. In 2013, the same individual investor appealed the case to the PRC Supreme Court, which also denied his claims for shareholder status in Guizhou Taibang and the related dividend distribution and accrued interest in September 2013. Such investor subsequently attempted to seek a re-trial by the PRC Supreme Court, which request was denied by the PRC Supreme Court in January 2014. He then applied to the PRC Supreme Procuratorate to request for a review of the PRC Supreme Court’s decision and seek an appeal by the PRC Supreme Procuratorate to the PRC Supreme Court for an ultimate re-trial on his behalf. In July 2015, the PRC Supreme Procuratorate rejected his request for review.

As of March 31, 2016, Guizhou Taibang had maintained, on its balance sheet, payables to the investors of RMB34,160,000 (approximately $5,286,943) as originally received funds from such individual investor in respect of the shares in dispute, RMB18,082,330 (approximately $2,798,602) for the interest expenses, and RMB341,600 (approximately $52,869) for the 1% penalty imposed by the Equity Purchase Agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor.

NOTE 12 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the three months ended
	March 31, 2016	March 31, 2015
	USD	USD

Net income attributable to China Biologic Products, Inc.	26,197,255	23,162,472
Earnings allocated to participating nonvested shares	(648,471)	(502,298)
Net income used in basic/diluted net income per common stock	25,548,784	22,660,174

Weighted average shares used in computing basic net income per common stock	26,585,926	24,816,877
Diluted effect of stock options	540,912	1,249,909
Weighted average shares used in computing diluted net income per common stock	27,126,838	26,066,786

Net income per common stock – basic	0.96	0.91
Net income per common stock – diluted	0.94	0.87

During the three months ended March 2016 and 2015, no option was antidilutive or excluded from the calculation of diluted net income per common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry growth and demand and acceptance of new and existing products; expectations regarding governmental approvals of our new products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” described in our Annual Report on Form 10-K filed on February 25, 2016, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of our company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“China Biologic,” “we,” “us,” “our company,” the “Company” or “our” are to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries;
•	“China” or “PRC” are to the People’s Republic of China, excluding, for the purposes of this report only, Taiwan and the special administrative regions of Hong Kong and Macau;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“GMP” are to good manufacturing practice;
•	“Guizhou Taibang” are to our majority owned subsidiary Guizhou Taibang Biological Products Co., Ltd., a PRC company;
•	“Huitian” are to Xi’an Huitian Blood Products Co., Ltd., a PRC company in which we hold a minority equity interest;
•	“RMB” are to the legal currency of China;
•	“SEC” are to the Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Shandong Taibang” are to our majority owned subsidiary Shandong Taibang Biological Products Co. Ltd., a PRC company; and
•	“U.S. dollars,” “USD” and “$” are to the legal currency of the United States.

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

We have a strong product portfolio with over 20 different dosage forms of plasma products and other biopharmaceutical products across nine categories. Our principal products are human albumin and immunoglobulin for intravenous injection, or IVIG. Albumin has been used for almost 50 years to treat critically ill patients by assisting the maintenance of adequate blood volume and pressure. IVIG is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as their principal raw material. Sales of human albumin products represented approximately 38.1% and 38.2% of our total sales for the three months ended March 31, 2016 and 2015, respectively. Sales of IVIG products represented approximately 39.9% and 46.7% of our total sales for the three months ended March 31, 2016 and 2015, respectively. All of our products are prescription medicines administered in the form of injections.

Our sales model focuses on direct sales to hospitals and inoculation centers and is complemented by distributor sales. For the three months ended March 31, 2016 and 2015, our top five customers accounted for approximately 17.5% and 13.8%, respectively, of our total sales.

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

Recent Developments

In April 2016, our wholly owned subsidiary, Guiyang Dalin Biologic Technologies Co., Ltd., increased its equity interest in Guizhou Taibang from 81.81% as of December 31, 2015 to 85.27% following a series of capital injections.

First Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended March 31, 2016:

•	Sales: Sales increased by $15.2 million, or 21.6%, to $85.6 million for the three months ended March 31, 2016, from $70.4 million for the same period in 2015.

•	Gross profit: Gross profit increased by $5.6 million, or 12.2%, to $51.5 million for the three months ended March 31, 2016, from $45.9 million for the same period in 2015.

•	Income from operations: Income from operations increased by $3.2 million, or 9.2%, to $37.9 million for the three months ended March 31, 2016, from $34.7 million for the same period in 2015.

•	Net income attributable to our company: Net income increased by $3.0 million, or 12.9%, to $26.2 million for the three months ended March 31, 2016, from $23.2 million for the same period in 2015.

•	Diluted net income per share: Diluted net income per share was $0.94 for the three months ended March 31, 2016, as compared to $0.87 for the same period in 2015.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and March 31, 2015

The following table sets forth key components of our results of operations in thousands of U.S. dollars for the periods indicated.

	For the three months ended March 31,
	2016		2015
	Amount	% of Total Sales	Amount	% of Total Sales
	(U.S. dollars in thousands, except percentage and per share data)
Sales	85,588	100.0	70,354	100.0
Cost of sales	34,043	39.8	24,462	34.8
Gross margin	51,545	60.2	45,892	65.2
Operating expenses:
Selling expenses	1,228	1.4	1,951	2.8
General and administrative expenses	11,328	13.2	7,853	11.2
Research and development expenses	1,095	1.3	1,342	1.9
Total operating expenses	13,651	15.9	11,146	15.8
Income from operations	37,894	44.3	34,746	49.4
Other income (expenses):
Equity in loss of an equity method investee	(216)	(0.3)	(95)	(0.1)
Interest expense	(89)	(0.1)	(757)	(1.1)
Interest income	1,751	2.0	1,377	2.0
Total other income, net	1,446	1.6	525	0.7
Earnings before income tax expense	39,340	45.9	35,271	50.1
Income tax expense	6,607	7.7	5,616	8.0
Net income	32,733	38.2	29,655	42.2
Less: Net income attributable to noncontrolling interest	6,536	7.6	6,493	9.2
Net income attributable to our company	26,197	30.6	23,162	32.9
Net income per share of common stock
Basic	0.96		0.91
Diluted	0.94		0.87

Sales

Our sales increased by $15.2 million, or 21.6%, to $85.6 million for the three months ended March 31, 2016, compared to $70.4 million for the same period in 2015. Excluding the foreign exchange impact resulting from the depreciation of the RMB against the U.S. dollar, our sales would have increased by 29.4% for the three months ended March 31, 2016 as compared to the same period in 2015. The increase in sales for the three months ended March 31, 2016 was primarily attributable to the sales volume increases in major plasma products and human tetanus immunoglobulin products.

The following table summarizes the breakdown of sales by significant types of product:

	For the three months ended March 31,				Change
	2016		2015
	Amount	%	Amount	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human albumin	32.6	38.1	26.9	38.2	5.7	21.2
Immunoglobulin products:
IVIG	34.2	39.9	32.9	46.7	1.3	4.0
Other immunoglobulin products	8.9	10.4	4.3	6.2	4.6	107.0
Placenta polypeptide	5.7	6.7	4.6	6.5	1.1	23.9
Others	4.2	4.9	1.7	2.4	2.5	147.1
Totals	85.6	100.0	70.4	100.0	15.2	21.6

During the three months ended March 31, 2016 as compared to the three months ended March 31, 2015:

•	the average price for our approved human albumin products, which accounted for 38.1% of our total sales for the three months ended March 31, 2016, increased by 2.8% in RMB term and decreased by 3.4% in USD term; and

•	the average price for our approved IVIG products, which accounted for 39.9% of our total sales for the three months ended March 31, 2016, increased by 2.7% in RMB term and decreased by 3.4% in USD term; and

The average sales price of our human albumin products and IVIG products increased in RMB term for the three months ended March 31, 2016 as compared to the same period in 2015 following the removal of the retail price ceiling for drug products effective on June 1, 2015.

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

The sales volume of our human albumin products and IVIG products increased by 25.6% and 7.6% for the three months ended March 31, 2016 as compared to the same period in 2015 as a result of the increased production volume at Shandong Taibang and Guizhou Taibang. The slower sales growth of IVIG products for the three months ended March 31, 2016 was primarily due to the depletion of IVIG pastes we reserved from previous years to be processed and sold in 2015 in anticipation of favorable market conditions and our improved sales capabilities at that time.

The sales increase of other immunoglobulin products for the three months ended March 31, 2016 as compared to the same period in 2015 was mainly attributable to the increase in both sales volume and sales price of human tetanus immunoglobulin products. The sales of human tetanus immunoglobulin products increased by $5.0 million for the three months ended March 31, 2016 as compared to the same period in 2015. The average sales price of human tetanus immunoglobulin products increased significantly for the three months ended March 31, 2016 as compared to the same period in 2015 due to the strong market demand coupled by the removal of the retail price ceiling for drug products effective on June 1, 2015.

The sales increase of other products for the three months ended March 31, 2016 as compared to the same period in 2015 was mainly due to the increase in sales volume of human prothrombin complex concentrate, or PCC and factor VIII. We launched PCC to the market in early 2015 and experienced the sales ramp-up for the three months ended March 31, 2016.

Cost of sales and gross profit

	For the three months ended March 31,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	34.1	24.5	9.6	39.2
as a percentage of total sales	39.8%	34.8%		5.0
Gross Profit	51.5	45.9	5.6	12.2
Gross Margin	60.2%	65.2%		(5.0)

Our cost of sales was $34.1 million, or 39.8% of our sales for the three months ended March 31, 2016, as compared to $24.5 million, or 34.8% of our sales for the same period in 2015. Our gross profit was $51.5 million and $45.9 million for the three months ended March 31, 2016 and 2015, respectively, representing gross margins of 60.2% and 65.2%, respectively. The decrease of the gross margin was mainly due to the sales derived from the raw material purchased from Xinjiang Deyuan Bioengineering Co., Ltd., or Xinjiang Deyuan, whose cost is moderately higher than plasma from our own collection stations. Excluding this impact, our gross margin remained consistent for the three months ended March 31, 2016 as compared to the same period in 2015.

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

The increase in cost of sales for the three months ended March 31, 2016 as compared to the same period in 2015 was generally in line with the increases in sales volume and cost of plasma. The increase in cost of sales as a percentage of sales for the three months ended March 31, 2016 as compared to the same period in 2015 was mainly due to the moderately higher cost of plasma purchased from Xinjiang Deyuan partially offset by the increase in the average sales price of certain plasma products.

Operating expenses

	For the three months ended March 31,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	13.6	11.1	2.5	22.5
as a percentage of total sales	15.9%	15.8%		0.1

Our total operating expenses increased by $2.5 million, or 22.5%, to $13.6 million for the three months ended March 31, 2016, from $11.1 million for the same period in 2015. As a percentage of sales, total expenses increased by 0.1% to 15.9% for the three months ended March 31, 2016, from 15.8% for the same period in 2015. The increase of the total operating expenses was mainly due to the increase of the general and administrative expenses as discussed below.

Selling expenses

	For the three months ended March 31,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	1.2	2.0	(0.8)	(40.0)
as a percentage of total sales	1.4%	2.8%		(1.4)

Our selling expenses decreased by $0.8 million, or 40.0%, to $1.2 million for the three months ended March 31, 2016, from $2.0 million for the same period in 2015. As a percentage of sales, our selling expenses decreased by 1.4% to 1.4% for the three months ended March 31, 2016, from 2.8% for the same period in 2015 primarily due to the promotion activities on human rabies immunoglobulin products we carried out in the three months ended March 31, 2015.

General and administrative expenses

	For the three months ended March 31,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	11.3	7.9	3.4	43.0
as a percentage of total sales	13.2%	11.2%		2.0

Our general and administrative expenses increased by $3.4 million, or 43.0%, to $11.3 million for the three months ended March 31, 2016, from $7.9 million for the same period in 2015. General and administrative expenses as a percentage of sales increased by 2.0% to 13.2% for the three months ended March 31, 2016, from 11.2% for the same period in 2015. The increase in general and administrative expenses was mainly due to the increase of share-based compensation expenses totaling $2.6 million.

Research and development expenses

	For the three months ended March 31,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	1.1	1.3	(0.2)	(15.4)
as a percentage of total sales	1.3%	1.9%		(0.6)

Our research and development expenses decreased by $0.2 million, or 15.4%, to $1.1 million for the three months ended March 31, 2016, from $1.3 million for the same period in 2015. We received government grants of RMB 0.9 million (approximately $0.14 million) and recognized it as a reduction of research and development expenses for the three months ended March 31, 2016. Excluding this impact, our research and development expenses remained consistent in RMB term for the three months ended March 31, 2016 as compared to the same period in 2015. As a percentage of sales, our research and development expenses for the three months ended March 31, 2016 and 2015 were 1.3% and 1.9%, respectively.

Income tax

	For the three months ended March 31,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax	6.6	5.6	1.0	17.9
as a percentage of total sales	7.7%	8.0%		(0.3)

Our provision for income taxes increased by $1.0 million, or 17.9%, to $6.6 million for the three months ended March 31, 2016, from $5.6 million for the same period in 2015. Our effective income tax rate was 16.8% and 15.9% for the three months ended March 31, 2016 and 2015, respectively. The statutory tax rate applicable to our major operating subsidiaries in the PRC for 2016 and 2015 is 15.0%.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by bank borrowings and equity contributions by our stockholders. As of March 31, 2016, we had $180.1 million in cash and cash equivalents, primarily consisting of cash on hand and demand deposits.

The following table provides the summary of our cash flows for the periods indicated:

	For the three months ended March 31,
	2016	2015
	(U.S. dollars in millions)
Net cash provided by operating activities	24.2	16.5
Net cash used in investing activities	(19.9)	(8.5)
Net cash provided by (used in) financing activities	29.8	(2.1)
Effects of exchange rate change on cash	1.1	(0.7)
Net increase in cash and cash equivalents	35.2	5.2
Cash and cash equivalents at beginning of the period	144.9	80.8
Cash and cash equivalents at end of the period	180.1	86.0

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2016 was $24.2 million, as compared to $16.5 million for the same period in 2015. The increase in net cash provided by operations activities was largely consistent with the improvements in our results of operations, the speed-up of accounts receivable collection and the increase of net non-cash operating expense for the three months ended March 31, 2016 as compared to the same period in 2015, partially offset by an increase in inventories during the relevant period.

Accounts receivable

We sped up our collection of accounts receivable for the three months ended March 31, 2016 as compared to the same period in 2015. The accounts receivable turnover days for plasma products were 33 days and 38 days for the three months period ended March 31, 2016 and March 31, 2015, respectively. For the three months ended March 31, 2015, in order to penetrate the market for human rabies immunoglobulin product, we granted credit terms ranging from two to three months to the distributors rather than requiring them to make full payments prior to deliveries. We no longer implemented such credit policy in the three months ended March 31, 2016.

Inventories

Inventories increased by $3.9 million during the three months ended March 31, 2016, as compared to $1.9 million during the same period in 2015, primarily due to the increase of plasma purchased from Xinjiang Deyuan.

Net non-cash operating expenses

Net non-cash operating expenses increased by $1.5 million during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to the increase of share-based compensation expenses totaling $2.6 million.

Investing Activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment, intangibles and long-term loan to a third party.

Net cash used in investing activities for the three months ended March 31, 2016 was $19.9 million, as compared to $8.5 million for the same period in 2015. During the three months ended March 31, 2016, we paid $14.6 million for the acquisition of property, plant and equipment, intangible assets and land use right for Shandong Taibang and Guizhou Taibang, and granted a loan of $6.3 million to Xinjiang Deyuan pursuant to a cooperation agreement we entered into with Xinjiang Deyuan in August 2015. During the three months ended March 31, 2015, we paid $8.5 million for the acquisition of property, plant and equipment, for Shandong Taibang and Guizhou Taibang.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $29.8 million, as compared to net cash used in financing activities of $2.1 million for the same period in 2015. The net cash provided by financing activities for the three months ended March 31, 2016 mainly consisted of the maturity of a $37.8 million time deposit as a security for a 24-month loan which was fully repaid in June 2015, partially offset by dividend of $7.9 million paid to the minority shareholder by Shandong Taibang. The net cash used in financing activities for the three months ended March 31, 2015 mainly consisted of a repayment of $31.6 million on a short-term bank loan and a dividend of $3.0 million to be held in escrow by a trial court in connection with disputes with a minority shareholder of Guizhou Taibang, partially offset by the maturity of a $32.0 million deposit as security for the same short-term bank loan.

Management believes that our company has sufficient cash on hand and will continue to have positive cash inflow for its operations from the sale of its products in the PRC market.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of March 31, 2016:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
	(U.S. dollars in millions)
Operating lease commitment	1.4	0.4	0.8	-	0.2
Purchase commitment	76.1	29.8	46.3	-	-
Capital commitment	34.1	30.7	3.4	-	-
Total	111.6	60.9	50.5	-	0.2

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

RMB is currently freely convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment. In addition, beginning in July 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of major foreign currencies. Under the managed floating exchange rate regime, RMB is no longer pegged to U.S. dollars. The People’s Bank of China announces the closing prices of foreign currencies such as U.S. dollars traded against RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and makes such prices the central parity for trading against RMB on the following business day. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against U.S. dollars in the inter-bank spot foreign exchange market from 0.3% to 0.5%. On June 19, 2010, the People’s Bank of China announced that it would proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of major foreign currencies. On April 16, 2012, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against U.S. dollars in the inter-bank spot foreign exchange market from 0.5% to 1.0%. On March 17, 2014, the People’s Bank of China announced a policy to further expand the maximum daily floating range of RMB trading prices against U.S. dollars in the inter-bank spot foreign exchange market to 2.0%. In the long term, RMB may appreciate or depreciate more significantly in value against U.S. dollars or other foreign currencies, depending on the market supply and demand with reference to a basket of major foreign currencies. On August 10, 2015, the People’s Bank of China announced that it had changed the calculation method for RMB’s daily central parity exchange rate against U.S. dollars, which resulted in an approximately 2.0% depreciation of RMB on that day. RMB continued to depreciate against U.S. dollars throughout the remainder of 2015 and the three months ended March 31, 2016.

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States, Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong, or China Deposit Insurance Scheme insured limits for the banks located in the PRC. Total cash at banks and time deposits as of March 31, 2016 and December 31, 2015 amounted to $179.6 million and $182.3 million, respectively, $2.7 million and $3.0 million of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash at banks and deposits.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 38.1% and 39.9% of the total sales for the three months ended March 31, 2016, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. David (Xiaoying) Gao and our Chief Financial Officer, Mr. Ming Yang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2016. Based on that evaluation, Mr. Gao and Mr. Yang concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dispute with Jie’an over Certain Capital Injection into Guizhou Taibang

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from qualified strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority shareholder of Guizhou Taibang’s shares, Guizhou Jie’an Company, or Jie’an, did not support the plan and did not waive its right of first refusal. In May 2007, Guizhou Taibang signed an Equity Purchase Agreement with certain alleged strategic investors (who concealed their background), pursuant to which such investors agreed to invest an aggregate of RMB51.0 million (approximately $7.9 million) in exchange for 21.4% of Guizhou Taibang’s equity interests. Such Equity Purchase Agreement was not approved or ratified by over two-thirds supermajority of Guizhou Taibang’s shareholders, which approval or ratification is required under the PRC Company Law. At the same time, as an existing shareholder, Jie’an also subscribed for 1,800,000 shares, representing its pro rata share of the 20,000,000 shares being offered. In total, Guizhou Taibang received RMB51.0 million (approximately $7.9 million) from the investors and RMB6.5 million (approximately $1.0 million) from Jie’an.

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

In December 2013, Jie’an brought a third lawsuit against Guizhou Taibang, requesting Guizhou Taibang to register 1.8 million shares under its name with the local AIC. In July 2014, the trial court denied Jie’an’s request to register such shares. Despite the denial of Jie’an’s share registration request, the trial court, however, in its ruling, ordered Guizhou Taibang to pay accumulated dividends of RMB13.8 million (approximately $2.1million) associated with these shares and the related interest expenses to Jie’an. Guizhou Taibang and Jie’an subsequently filed a cross-appeal. In December 2014, the appellate court ruled in favor of Jie’an supporting its request to register 1.8 million shares and ordered Guizhou Taibang to pay Jie’an its share of accumulated dividends of RMB18.3 million (approximately $2.8 million) associated with these shares plus the related interest expenses to Jie’an. In the first half of 2015, Guizhou Taibang paid an aggregate of RMB22.6 million (approximately $3.5 million) to the trial court held in escrow pending further appeal of this case. Guizhou Taibang appealed to the High Court of Guizhou in June 2015 which overruled the decision of the appellate court and remanded the case to the trial court for retrial in September 2015.

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

If the pending cases with Jie’an are ultimately ruled in Jie’an’s favor, our ownership interest in Guizhou Taibang may be diluted to 83% and Jie’an may be entitled to receive accumulated dividends of RMB18.3 million (approximately $2.8 million), being its claimed share of Guizhou Taibang’s accumulated dividend distributions associated with the 1.8 million shares, and the related interest expenses from Guizhou Taibang. As of March 31, 2016, Guizhou Taibang had maintained, on its balance sheet, payables to Jie’an in the amounts of RMB5.0 million (approximately $0.8 million) as received funds in respect of the 1.8 million shares in dispute, RMB1.4 million (approximately $0.2 million) for the over-paid subscription price paid by Jie’an and RMB3.8 million (approximately $0.6 million) for the accrued interest. As these cases are closely interlinked to the outcome of the disputes with certain individual investor described below, based on our PRC litigation counsel’s assessment, we do not expect Jie’an to prevail.

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

As of March 31, 2016, Guizhou Taibang had maintained, on its balance sheet, payables to the investors of RMB34.2 million (approximately $5.3 million) as originally received funds from such individual investor in respect of the shares in dispute, RMB18.1 million (approximately $2.8 million) for the interest expenses, and RMB0.3 million (approximately $0.1 million) for the 1% penalty imposed by the Equity Purchase Agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor.

ITEM 1A. RISK FACTORS.

As of the date of this filing, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed on February 25, 2016. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in the above-referenced Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended March 31, 2016 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during this period. No repurchases of our common stock were made during the three months ended March 31, 2016.

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

The description of the activities below has been provided to us by Warburg Pincus LLC, or WP, affiliates of which: (i) beneficially own more than 10.0% of our outstanding common stock and/or are a member of our board of directors, (ii) beneficially own more than 10.0% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited, or SAMIH. SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by SAMIH and its affiliates. The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management. Neither we nor WP has had any involvement in or control over the disclosed activities, and neither we nor WP has independently verified or participated in the preparation of the disclosure. Neither we nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We understand that one or more SEC-reporting affiliates of SAMIH intends to disclose in its next annual or quarterly SEC report that:

(a) Santander UK plc (“Santander UK”) holds two frozen savings accounts and two frozen current accounts for three customers resident in the United Kingdom (“UK”) who are currently designated by the United States (“US”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant through the first quarter of 2016. Revenue generated by Santander UK on these accounts in the first quarter of 2016 was £3.67 whilst net profits in the first quarter of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

(b) An Iranian national, resident in the UK, who is currently designated by the US under the Iranian Financial Sanctions Regulations (“IFSR”) and the Weapons of Mass Destruction Proliferators Sanctions Regulations, holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continues to receive repayment instalments. In the first quarter of 2016, total revenue generated by Santander UK in connection with the mortgage was £201.22 whilst net profits were negligible relative to the overall profits of Banco Santander, S.A. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander ISA Managers Limited. The funds within both accounts are invested in the same portfolio fund. The accounts have remained frozen during the first quarter of 2016. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue in the first quarter of 2016 generated by Santander UK in connection with the investment accounts was £4.89 whilst net profits in the first quarter of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

(c) A UK national designated by the US under the SDGT sanctions program holds a Santander UK current account. The account remained in arrears through the first quarter of 2016 (£1,344.01 in debit) and is currently being managed by Santander UK Collections & Recoveries department.

(d) In addition, during the first quarter of 2016, Santander UK has identified an OFAC match on a power of attorney account. A party listed on the account is currently designated by the US under the SDGT and IFSR sanctions programs. During the first quarter of 2016, related revenue generated by Santander UK was £73.81 whilst net profits in the first quarter of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2016	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ming Yang
Ming Yang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed by the Company on August 5, 2014).
3.2	Third Amended and Restated Bylaws of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed by the Company on August 5, 2014).
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data filed pursuant to Rule 405 of Regulation S-T