Form 10-Q
period 2016-06-30
China Biologic Products, Inc.
filed 2016-08-04
CIK 1369868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 04, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	26,892,701

Quarterly Report on Form 10-Q
Three Months Ended June 30, 2016

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2016	December 31, 2015
		USD	USD
ASSETS
Current Assets
Cash and cash equivalents		204,033,989	144,937,893
Time deposits		-	38,032,593
Accounts receivable, net of allowance for doubtful accounts	2	38,258,676	25,144,969
Inventories	3	136,038,217	126,395,312
Prepayments and other current assets, net of allowance for doubtful accounts		21,587,018	24,545,597
Deposits related to land use rights, current portion	5	4,901,341	10,056,200
Total Current Assets		404,819,241	369,112,564

Property, plant and equipment, net	4	126,417,723	105,364,251
Land use rights, net		24,227,992	23,576,300
Equity method investment		8,579,872	8,718,133
Loan receivable	6	45,240,000	39,834,173
Other non-current assets		2,445,957	4,861,075
Total Assets		611,730,785	551,466,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable		6,525,540	9,681,835
Other payables and accrued expenses		49,276,574	57,462,563
Income tax payable		8,689,920	4,510,986
Total Current Liabilities		64,492,034	71,655,384

Deferred income		4,180,364	4,525,867
Other liabilities		7,538,073	8,323,446
Total Liabilities		76,210,471	84,504,697

Stockholders’ Equity
Common stock:
par value $0.0001;
1,000,000,000 shares and 100,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively;
29,061,130 and 28,835,053 shares issued at June 30, 2016 and December 31, 2015, respectively;
26,806,426 and 26,580,349 shares outstanding at June 30, 2016 and December 31, 2015, respectively		2,906	2,884
Additional paid-in capital		117,265,271	105,079,845
Treasury stock: 2,254,704 shares at June 30, 2016 and December 31, 2015, at cost		(56,425,094)	(56,425,094)

Retained earnings		390,654,384	333,704,094
Accumulated other comprehensive income		(8,889,230)	(18,605)
Total equity attributable to China Biologic Products, Inc.		442,608,237	382,343,124

Noncontrolling interest		92,912,077	84,618,675

Total Stockholders’ Equity		535,520,314	466,961,799

Commitments and contingencies	6 and 11	-	-

Total Liabilities and Stockholders’ Equity		611,730,785	551,466,496

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the Three Months Ended		For the Six Months Ended
	Note	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
		USD	USD	USD	USD
Sales	10	91,421,155	79,068,452	177,008,866	149,422,783
Cost of sales		31,482,146	27,054,626	65,525,581	51,516,201
Gross profit		59,939,009	52,013,826	111,483,285	97,906,582

Operating expenses
Selling expenses		3,026,457	2,604,660	4,254,127	4,555,348
General and administrative expenses		12,573,683	8,121,390	23,901,696	15,974,585
Research and development expenses		1,303,815	1,046,985	2,398,538	2,389,307
Income from operations		43,035,054	40,240,791	80,928,924	74,987,342

Other income (expenses)
Equity in income (loss) of an equity method investee		259,850	(666,233)	43,535	(761,300)
Interest expense		(88,528)	(675,860)	(177,078)	(1,432,681)
Interest income		1,292,069	1,467,135	3,043,209	2,843,982
Total other income, net		1,463,391	125,042	2,909,666	650,001

Earnings before income tax expense		44,498,445	40,365,833	83,838,590	75,637,343

Income tax expense	7	7,006,764	6,123,661	13,613,867	11,739,811

Net income		37,491,681	34,242,172	70,224,723	63,897,532

Less: Net income attributable to noncontrolling interest		6,738,646	7,518,213	13,274,433	14,011,101

Net income attributable to China Biologic Products, Inc.		30,753,035	26,723,959	56,950,290	49,886,431

Net income per share of common stock:	12
Basic		1.12	1.05	2.08	1.96
Diluted		1.10	0.99	2.05	1.86
Weighted average shares used in computation:	12
Basic		26,698,996	25,019,039	26,642,461	24,918,517
Diluted		27,152,560	26,320,773	27,145,470	26,265,857

Net income		37,491,681	34,242,172	70,224,723	63,897,532

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes		(13,267,360)	1,463,605	(10,697,608)	609,243

Comprehensive income		24,224,321	35,705,777	59,527,115	64,506,775

Less: Comprehensive income attributable to noncontrolling interest		4,468,767	7,831,571	11,447,450	14,286,683

Comprehensive income attributable to China Biologic Products, Inc.		19,755,554	27,874,206	48,079,665	50,220,092

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,	June 30,
	2016	2015
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	70,224,723	63,897,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,590,028	4,123,599
Amortization	438,916	415,231
Loss on sale of property, plant and equipment and land use rights	115,075	313,529
Allowance for doubtful accounts - accounts receivable, net	6,604	35,372
Allowance for doubtful accounts - other receivables and prepayments	-	796
Allowance for doubtful accounts - other non-current assets	1,225,200	-
Write-down of obsolete inventories	61,497	16,750
Deferred tax (benefit) expense	(1,584,958)	167,921
Share-based compensation	9,307,099	4,033,482
Equity in (income) loss of an equity method investee	(43,535)	761,300
Excess tax benefits from share-based compensation arrangements	-	(288,681)
Change in operating assets and liabilities:
Accounts receivable	(13,856,209)	(18,835,493)
Prepayment and other current assets	2,433,998	(1,165,997)
Inventories	(12,522,807)	(25,272,719)
Accounts payable	(3,001,361)	10,123,561
Other payables and accrued expenses	(4,465,594)	(2,391,597)
Deferred income	(255,394)	(149,708)
Income tax payable	4,339,536	(1,223,601)
Net cash provided by operating activities	57,012,818	34,561,277

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for property, plant and equipment	(25,222,545)	(16,486,212)
Payment for intangible assets and land use rights	(1,351,789)	(4,205,678)
Refund of deposits related to land use right	6,461,924	-
Proceeds from sale of property, plant and equipment and land use rights	100,424	559,029
Long-term loan lent to a third party	(6,331,518)	-
Net cash used in investing activities	(26,343,504)	(20,132,861)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Six Months Ended
	June 30,	June 30,
	2016	2015
	USD	USD
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercised	2,364,952	771,164
Repayment of short-term bank loans	-	(97,910,360)
Maturity of deposit as security for bank loans	37,756,405	31,985,122
Excess tax benefits from share-based compensation arrangements	-	288,681
Dividend paid by subsidiaries to noncontrolling interest shareholders	(7,921,952)	-
Net proceeds from reissuance of treasury stock	-	80,583,959
Dividend to the trial court to be held in escrow as to dispute with Jie’an	-	(3,690,814)
Net cash provided by financing activities	32,199,405	12,027,752

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(3,772,623)	(661,684)

NET INCREASE IN CASH AND CASH EQUIVALENTS	59,096,096	25,794,484

Cash and cash equivalents at beginning of period	144,937,893	80,820,224

Cash and cash equivalents at end of period	204,033,989	106,614,708

Supplemental cash flow information
Cash paid for income taxes	10,841,209	12,829,660
Cash paid for interest expense	-	1,428,614
Noncash investing and financing activities:
Acquisition of property, plant and equipment included in payables	9,312,476	231,397

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015, have been made. All significant intercompany transactions and balances are eliminated on consolidation.

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

Total cash at banks and deposits as of June 30, 2016 and December 31, 2015 amounted to $203,421,844 and $182,291,723, respectively, of which $2,946,043 and $3,020,569 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

The Company’s two major products are human albumin and human immunoglobulin for intravenous injection (“IVIG”). Human albumin accounted for 41.2% and 35.7% of the total sales for the three months ended June 30, 2016 and 2015, respectively, and 39.7% and 36.9% of the total sales for the six months ended June 30, 2016 and 2015, respectively. IVIG accounted for 33.6% and 43.1% of the total sales for the three months ended June 30, 2016 and 2015, respectively, and 36.6% and 44.8% of the total sales for the six months ended June 30, 2016 and 2015, respectively. If the market demands for human albumin and IVIG cannot be sustained in the future or the price of human albumin and IVIG decreases, the Company’s operating results could be adversely affected.

Substantially all of the Company’s customers are located in the PRC. There were no customers that individually comprised 10% or more of the total sales during the three months and six months ended June 30, 2016 and June 30, 2015. There was no customer represented more than 10% of accounts receivables as at June 30, 2016 and December 31, 2015, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There was one supplier, namely, Xinjiang Deyuan Bioengineering Co., Ltd. (“Xinjiang Deyuan”), that comprised 10% or more of the total purchases for the three months and six months ended June 30, 2016. No supplier that comprised 10% or more of the total purchases for the three months and six months ended June 30, 2015. There was one supplier that represented more than 10% of accounts payables as at June 30, 2016 and December 31, 2015, respectively.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	USD	USD
Accounts receivable	38,699,584	25,588,593
Less: Allowance for doubtful accounts	(440,908)	(443,624)
Total	38,258,676	25,144,969

The activity in the allowance for doubtful accounts-accounts receivable for the six months ended June 30, 2016 and 2015 are as follows:

	For the Six Months Ended
	June 30, 2016	June 30, 2015
	USD	USD
Beginning balance	443,624	433,948
Provisions	6,604	35,372
Recoveries	-	-
Write-offs	-	-
Foreign currency translation adjustment	(9,320)	1,872
Ending balance	440,908	471,192

NOTE 3 – INVENTORIES

Inventories at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	USD	USD
Raw materials	68,089,945	57,418,230
Work-in-process	32,894,873	27,401,062
Finished goods	35,053,399	41,576,020
Total	136,038,217	126,395,312

An inventory write-down of $1,937 and $12,174 was recorded during the three months ended June 30, 2016 and 2015, respectively. An inventory write-down of $61,497 and $16,750 was recorded during the six months ended June 30, 2016 and 2015, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	USD	USD
Buildings	35,384,230	31,505,133
Machinery and equipment	54,090,284	54,640,502
Furniture, fixtures, office equipment and vehicles	7,961,117	7,859,951
Total property, plant and equipment, gross	97,435,631	94,005,586
Accumulated depreciation	(34,659,056)	(31,521,859)
Total property, plant and equipment, net	62,776,575	62,483,727
Construction in progress	50,951,052	26,115,927
Prepayment for property, plant and equipment	12,690,096	16,764,597
Property, plant and equipment, net	126,417,723	105,364,251

Depreciation expense for the three months ended June 30, 2016 and 2015 was $2,322,405 and $1,922,579, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was $4,590,028 and $4,123,599, respectively.

NOTE 5 – DEPOSITS RELATED TO LAND USE RIGHTS

In 2012, Guizhou Taibang made a refundable payment of RMB83,400,000 (approximately $12,576,720) to the local government in connection with the public bidding for a land use right in Guizhou Province. Given the decrease of the land area to be provided by the local government, RMB13,000,000 (approximately $1,960,400) and RMB10,000,000 (approximately $1,508,000) was refunded by the local government in December 2013 and January 2014, respectively. Guizhou Taibang completed the bidding and purchased the land use right in December 2015. In April and June 2016, RMB16,082,462 (approximately $2,425,235) and RMB18,015,279 (approximately $2,716,704) was refunded by the local government, respectively. The remaining deposit is expected to be refunded by the end of 2016.

NOTE 6 – LOAN RECEIVABLE

In August 2015, the Company entered into a cooperation agreement with Xinjiang Deyuan and the controlling shareholder of Xinjiang Deyuan. Pursuant to the agreement, Guizhou Taibang agreed to provide Xinjiang Deyuan with interest-bearing loans at an interest rate of 6% per annum with an aggregate principal amount of RMB300,000,000 (approximately $45,240,000). The loans are due July 31, 2018 and secured by a pledge of Deyuan Shareholder’s 58.02% equity interest in Xinjiang Deyuan. Interest will be paid on the 20th day of the last month of each quarter. For the year ended December 31, 2015, RMB258,663,461 (approximately $39,006,450) was lent to Xinjiang Deyuan. The remaining RMB41,336,539 (approximately $6,331,518) was lent during the three months period ended March 31, 2016.

Interest income of $694,839 and $1,347,145 was accrued and received by Guizhou Taibang for the three months and six months period ended June 30, 2016.

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

The Company’s effective income tax rates were 16% and 15% for the three months ended June 30, 2016 and 2015. The Company’s effective income tax rates were 16% and 16% for the six months ended June 30, 2016 and 2015, respectively.

As of and for the three months ended June 30, 2016, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits to change significantly within the next 12 months.

NOTE 8 – OPTIONS AND NONVESTED SHARES

Options

A summary of stock options activity for the six months ended June 30, 2016 is as follow:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
		USD		USD
Outstanding at December 31, 2015	651,897	10.44	5.24	86,064,461
Granted	-
Exercised	(215,452)	10.98		(22,481,288)
Forfeited and expired	-
Outstanding at June 30, 2016	436,445	10.17	4.75	41,962,999

Vested and expected to vest	436,445	10.17	4.75	41,962,999
Exercisable at June 30, 2016	315,195	10.30	4.20	30,266,012

For the three months ended June 30, 2016 and 2015, the Company recorded stock compensation expense of $243,578 and $337,789, respectively, in general and administrative expenses. For the six months ended June 30, 2016 and 2015, the Company recorded stock compensation expense of $487,156 and $630,838, respectively, in general and administrative expenses.

At June 30, 2016, approximately $162,048 of stock compensation expense with respect to the non-vested stock options is expected to be recognized over approximately 0.17 years.

Nonvested shares

A summary of nonvested shares activity for the six months ended June 30, 2016 is as follows:

	Number of nonvested shares	Grant date weighted average fair value
		USD
Outstanding at December 31, 2015	669,100	77.49
Granted	31,800	114.42
Vested	(10,625)	41.81
Forfeited	-	-
Outstanding at June 30, 2016	690,275	79.74

For the three months ended June 30, 2016 and 2015, the Company recorded stock compensation expense of $4,494,126 and $1,725,724 respectively in general and administrative expenses. For the six months ended June 30, 2016 and 2015, the Company recorded stock compensation expense of $8,819,943 and $3,402,644 respectively in general and administrative expenses.

At June 30, 2016, approximately $39,859,443 of stock compensation expense with respect to nonvested shares is expected to be recognized over approximately 2.32 years.

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

NOTE 10 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the three months ended June 30, 2016 and 2015 are as follows:

	For the Three Months Ended
	June 30, 2016	June 30, 2015
	USD	USD
Human Albumin	37,707,805	28,202,452
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	30,673,660	34,075,251
Other Immunoglobulin products	8,205,752	6,650,652
Placenta Polypeptide	10,890,493	7,735,830
Others	3,943,445	2,404,267
Total	91,421,155	79,068,452

The Company’s sales by significant types of product for the six months ended June 30, 2016 and 2015 are as follows:

	For the Six Months Ended
	June 30, 2016	June 30, 2015
	USD	USD
Human Albumin	70,336,659	55,095,482
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	64,831,422	66,941,041
Other Immunoglobulin products	17,106,067	10,984,774
Placenta Polypeptide	16,598,897	12,288,034
Others	8,135,821	4,113,452
Total	177,008,866	149,422,783

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2016, commitments outstanding for the purchase of property, plant and equipment approximated $25.4 million.

As of June 30, 2016, commitments outstanding for the purchase of plasma from 2016 to 2018 approximated $64.5 million.

Legal proceedings

Dispute with Jie’an over Certain Capital Injection into Guizhou Taibang

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from qualified strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority shareholder of Guizhou Taibang’s shares, Guizhou Jie’an Company, or Jie’an, did not support the plan and did not waive its right of first refusal. In May 2007, Guizhou Taibang signed an Equity Purchase Agreement with certain alleged strategic investors (who concealed their background), pursuant to which such investors agreed to invest an aggregate of RMB50,960,000 (approximately $7,684,768) in exchange for 21.4% of Guizhou Taibang’s equity interests. Such Equity Purchase Agreement was not approved or ratified by over two-thirds supermajority of Guizhou Taibang’s shareholders, which approval or ratification is required under the PRC Company Law. At the same time, as an existing shareholder, Jie’an also subscribed for 1,800,000 shares, representing its pro rata share of the 20,000,000 shares being offered. In total, Guizhou Taibang received RMB50,960,000 (approximately $7,684,768) from the investors and RMB6,480,000 (approximately $977,184) from Jie’an.

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

In December 2013, Jie’an brought a third lawsuit against Guizhou Taibang, requesting Guizhou Taibang to register 1.8 million shares under its name with the local AIC. In July 2014, the trial court denied Jie’an’s request to register such shares. Despite the denial of Jie’an’s share registration request, the trial court, however, in its ruling, ordered Guizhou Taibang to pay accumulated dividends of RMB13,809,197 (approximately $2,082,427) associated with these shares and the related interest expenses to Jie’an. Guizhou Taibang and Jie’an subsequently filed a cross-appeal. In December 2014, the appellate court ruled in favor of Jie’an supporting its request to register 1.8 million shares and ordered Guizhou Taibang to pay Jie’an its share of accumulated dividends of RMB18,339,227 (approximately $2,765,555) associated with these shares plus the related interest expenses to Jie’an. In the first half of 2015, Guizhou Taibang paid an aggregate of RMB22,639,227 (approximately $3,413,995) to the trial court held in escrow pending further appeal of this case. In June 2015, Guizhou Taibang appealed to the High Court of Guizhou, which overruled the decision of the appellate court and remanded the case to the trial court for retrial in September 2015.

In November 2013, Guizhou Taibang held a shareholders meeting and the shareholders passed resolutions, or the November 2013 Resolutions, that, inter alia, (i) determined that it was no longer necessary for Guizhou Taibang to obtain additional capital from investors; (ii) rejected Jie’an’s request that Jie’an subscribe for additional shares of Guizhou Taibang alone and one or more other shareholders reduce their shareholding in Guizhou Taibang; and (iii) approved the issuance of a total of 20,000,000 new shares to all existing shareholders on a pro rata basis. Jie’an subsequently filed a fourth lawsuit against Guizhou Taibang in December 2013, requesting that the court declare the November 2013 Resolutions void. The trial court denied Jie’an’s request. In May 2016, the appellate court vacated the trial court’s decision to uphold Guizhou Taibang’s shareholders resolution, and remanded the case for retrial.

In March 2014, Guizhou Taibang held another shareholders meeting and the shareholders passed resolutions, or the March 2014 Resolutions, that, inter alia, re-calculated the ownership percentage in Guizhou Taibang based on the November 2013 Resolutions and the additional capital injections from existing shareholders. Guizhou Taibang subsequently updated the registration with the local AIC regarding the additional capital injections in August 2014. In September 2014, Jie’an and another minority shareholder of Guizhou Taibang filed a lawsuit against Guizhou Taibang, requesting that the court declare both the November 2013 Resolutions and the March 2014 Resolutions void and instruct Guizhou Taibang to withdraw the AIC registration. In November 2014, the trial court suspended this case pending the final outcome of the third lawsuit filed by Jie’an. In October 2015, the trial court denied their request. In May 2016, the appellate court vacated the trial court’s decision to uphold Guizhou Taibang’s shareholders resolution, and remanded the case for retrial.

If the pending cases with Jie’an are ultimately ruled in Jie’an’s favor, the ownership interest in Guizhou Taibang may be diluted to 84% and Jie’an may be entitled to receive accumulated dividends of RMB18,339,227 (approximately $2,765,555) , being its claimed share of Guizhou Taibang’s accumulated dividend distributions associated with the 1.8 million shares, and the related interest expenses from Guizhou Taibang. As of June 30, 2016, Guizhou Taibang had maintained, on its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $760,032) as received funds in respect of the 1.8 million shares in dispute, RMB1,440,000 (approximately $217,152) for the over-paid subscription price paid by Jie’an and RMB3,836,151 (approximately $578,492) for the accrued interest. As these cases are closely interlinked to the outcome of the disputes with certain individual investor described below, based on its PRC litigation counsel’s assessment, the Company does not expect Jie’an to prevail.

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

In October 2010, the trial court denied such individual investor’s right as shareholder of Guizhou Taibang and his entitlement to share the dividends, which ruling was reaffirmed after a re-trial by the same trial court in December 2012. After such ruling, Guizhou Taibang attempted to return the originally received fund of RMB34,160,000 (approximately $5,151,328) to such investor by wiring the fund back to his bank account but was unable to do so due to the closure of his bank account. Another investor, however, accepted the returned fund of RMB11,200,000 (approximately $1,688,960) from Guizhou Taibang in November 2010. In 2013, the same individual investor appealed the case to the PRC Supreme Court, which also denied his claims for shareholder status in Guizhou Taibang and the related dividend distribution and accrued interest in September 2013. Such investor subsequently attempted to seek a re-trial by the PRC Supreme Court, which request was denied by the PRC Supreme Court in January 2014. He then applied to the PRC Supreme Procuratorate to request for a review of the PRC Supreme Court’s decision and seek an appeal by the PRC Supreme Procuratorate to the PRC Supreme Court for an ultimate re-trial on his behalf. In July 2015, the PRC Supreme Procuratorate rejected his request for review.

As of June 30, 2016, Guizhou Taibang had maintained, on its balance sheet, payables to the investors of RMB34,160,000 (approximately $5,151,328) as originally received funds from such individual investor in respect of the shares in dispute, RMB18,486,868 (approximately $2,787,820) for the interest expenses, and RMB341,600 (approximately $51,513) for the 1% penalty imposed by the Equity Purchase Agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor.

NOTE 12 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the Three Months Ended
	June 30, 2016	June 30, 2015
	USD	USD

Net income attributable to China Biologic Products, Inc.	30,753,035	26,723,959
Earnings allocated to participating nonvested shares	(775,050)	(573,820)
Net income used in basic/diluted net income per common stock	29,977,985	26,150,139

Weighted average shares used in computing basic net income per common stock	26,698,996	25,019,039
Diluted effect of stock options	453,564	1,301,734
Weighted average shares used in computing diluted net income per common stock	27,152,560	26,320,773

Net income per common stock – basic	1.12	1.05
Net income per common stock – diluted	1.10	0.99

During the three months ended June 30, 2016 and 2015, no option was antidilutive or excluded from the calculation of diluted net income per common stock.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the Six Months Ended
	June 30, 2016	June 30, 2015
	USD	USD

Net income attributable to China Biologic Products, Inc.	56,950,290	49,886,431
Earnings allocated to participating nonvested shares	(1,422,528)	(1,076,448)
Net income used in basic/diluted net income per common stock	55,527,762	48,809,983

Weighted average shares used in computing basic net income per common stock	26,642,461	24,918,517
Diluted effect of stock options	503,009	1,347,340
Weighted average shares used in computing diluted net income per common stock	27,145,470	26,265,857

Net income per common stock – basic	2.08	1.96
Net income per common stock – diluted	2.05	1.86

During the six months ended June 30, 2016 and 2015, no option was antidilutive or excluded from the calculation of diluted net income per common stock.

Note 13 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. This standard will be effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.

NOTE 14 – SUBSEQUENT EVENT

In June 2016, the Company entered into a RMB40,000,000 (approximately $6,032,000) loan agreement with Xinjiang Deyuan. Pursuant to the agreement, Guizhou Taibang agreed to provide Xinjiang Deyuan with interest-bearing loans at an interest rate of 6% per annum. The loan is unsecured and due on the earlier of 1) within five days after Xinjiang Deyuan obtaining other loans from financial institutions, or 2) September 20, 2016. Interest will be paid on the last day of each month. On July 1, 2016, RMB40,000,000 (approximately $6,032,000) was lent to Xinjiang Deyuan.

On July 31, 2016, Guiyang Dalin Biologic Technologies Co., Ltd. (“Guiyang Dalin”), Guizhou Taibang and Jie’an and Shenzhen Yigong Shengda Technology Co., Ltd. (“Yigong Shengda”), two noncontrolling interest holders of Guizhou Taibang, entered into an agreement, pursuant to which Jie’an and Yigong Shengda agreed to withdraw all of their capital contribution in Guizhou Taibang for an aggregate consideration of RMB415.0 million (approximately US$62.6 million). On August 1, 2016, Guizhou Taibang paid the first installment of RMB90.0 million (approximately US$13.6 million) to Jie’an and Yigong Shengda. As part of the capital withdrawal plan, Jie'an and Yigong Shengda also had the obligation to terminate all of their claims against Guizhou Taibang. Jie’an’s and Yigong Shengda’s obligations under this agreement are guaranteed by a third-party company pursuant to a guarantee agreement dated July 31, 2016. The consummation of the transactions contemplated under these agreements is subject to the completion of the requisite legal and administrative procedures.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“China Biologic,” “we,” “us,” the “Company” or “our” are to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries;
•	“China” or “PRC” are to the People’s Republic of China, excluding, for the purposes of this report only, Taiwan and the special administrative regions of Hong Kong and Macau;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“Guizhou Taibang” are to our majority owned subsidiary Guizhou Taibang Biological Products Co., Ltd., a PRC company;
•	“Huitian” are to Xi’an Huitian Blood Products Co., Ltd., a PRC company in which we hold a minority equity interest;
•	“RMB” are to the legal currency of China;
•	“SEC” are to the Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Shandong Taibang” are to our majority owned subsidiary Shandong Taibang Biological Products Co. Ltd., a PRC company; and
•	“U.S. dollars,” “USD” and “$” are to the legal currency of the United States.

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

We have a strong product portfolio with over 20 different dosage forms of plasma products and other biopharmaceutical products across nine categories. Our principal products are human albumin and immunoglobulin for intravenous injection, or IVIG. Albumin has been used for almost 50 years to treat critically ill patients by assisting the maintenance of adequate blood volume and pressure. IVIG is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as their principal raw material. Sales of human albumin products represented approximately 41.2% and 35.7% of our total sales for the three months ended June 30, 2016 and 2015, respectively, and 39.7% and 36.9% of our total sales for the six months ended June 30, 2016 and 2015, respectively. Sales of IVIG products represented approximately 33.6% and 43.1% of our total sales for the three months ended June 30, 2016 and 2015, respectively, and 36.6% and 44.8% of our total sales for the six months ended June 30, 2016 and 2015, respectively. All of our products are prescription medicines administered in the form of injections.

Our sales model focuses on direct sales to hospitals and inoculation centers and is complemented by distributor sales. For the three months ended June 30, 2016 and 2015, our top five customers accounted for approximately 16.7% and 13.2%, respectively, of our total sales. For the six months ended June 30, 2016 and 2015, our top five customers accounted for approximately 16.4% and 13.3%, respectively, of our total sales.

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

Recent Developments

Operating approval for Xinglong plasma collection station

In June 2016, Shandong Taibang received the operating permit for the newly-built plasma collection station in Xinglong County of Chengde City, Hebei Province and expects to commence commercial plasma collection immediately at the new Xinglong station. We expect the new station to reach its designed annual collection capacity in approximately three years.

Entry into agreement to withdraw capital contribution in Guizhou Taibang by noncontrolling interest holders

On July 31, 2016, Guiyang Dalin Biologic Technologies Co., Ltd., or Guiyang Dalin, Guizhou Taibang and Guizhou Jie’an Company, or Jie’an, and Shenzhen Yigong Shengda Technology Co., Ltd., or Yigong Shengda, two noncontrolling interest holders of Guizhou Taibang, entered into an agreement, pursuant to which Jie’an and Yigong Shengda agreed to withdraw all of their capital contribution in Guizhou Taibang for an aggregate consideration of RMB415.0 million (approximately US$62.6 million). On August 1, 2016, Guizhou Taibang paid the first installment of RMB90.0 million (approximately US$13.6 million) to Jie’an and Yigong Shengda. As part of the capital withdrawal plan, Jie'an and Yigong Shengda also had the obligation to terminate all of their claims against Guizhou Taibang. Jie’an’s and Yigong Shengda’s obligations under this agreement are guaranteed by a third-party company pursuant to a guarantee agreement dated July 31, 2016. The consummation of the transactions contemplated under these agreements is subject to the completion of the requisite legal and administrative procedures.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended June 30, 2016:

•	Sales: Sales increased by $12.3 million, or 15.5%, to $91.4 million for the three months ended June 30, 2016, from $79.1 million for the same period in 2015.

•	Gross profit: Gross profit increased by $7.9 million, or 15.2%, to $59.9 million for the three months ended June 30, 2016, from $52.0 million for the same period in 2015.

•	Income from operations: Income from operations increased by $2.7 million, or 6.7%, to $43.0 million for the three months ended June 30, 2016, from $40.3 million for the same period in 2015.

•	Net income attributable to the Company: Net income increased by $4.1 million, or 15.4%, to $30.8 million for the three months ended June 30, 2016, from $26.7 million for the same period in 2015.

•	Diluted net income per share: Diluted net income per share was $1.10 for the three months ended June 30, 2016, as compared to $0.99 for the same period in 2015.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and June 30, 2015

The following table sets forth key components of our results of operations in thousands of U.S. dollars for the periods indicated.

	For the Three Months Ended June 30,
	2016		2015
	Amount	% of Total Sales	Amount	% of Total Sales
	(U.S. dollars in thousands, except percentage and per share data)
Sales	91,421	100.0	79,068	100.0
Cost of sales	31,482	34.4	27,055	34.2
Gross margin	59,939	65.6	52,013	65.8
Operating expenses:
Selling expenses	3,026	3.3	2,605	3.3
General and administrative expenses	12,574	13.8	8,121	10.3
Research and development expenses	1,304	1.4	1,047	1.3
Total operating expenses	16,904	18.5	11,773	14.9
Income from operations	43,035	47.1	40,240	50.9
Other income (expenses):
Equity in income (loss) of an equity method investee	260	0.3	(666)	(0.8)
Interest expense	(89)	(0.1)	(676)	(0.9)
Interest income	1,292	1.4	1,468	1.8
Total other income, net	1,463	1.6	126	0.1
Earnings before income tax expense	44,498	48.7	40,366	51.0
Income tax expense	7,007	7.7	6,124	7.7
Net income	37,491	41.0	34,242	43.3
Less: Net income attributable to noncontrolling interest	6,738	7.4	7,518	9.5
Net income attributable to the Company	30,753	33.6	26,724	33.8
Net income per share of common stock
Basic	1.12		1.05
Diluted	1.10		0.99

Sales

Our sales increased by $12.3 million, or 15.5%, to $91.4 million for the three months ended June 30, 2016, compared to $79.1 million for the same period in 2015. Excluding the foreign exchange impact resulting from the depreciation of the RMB against the U.S. dollar, our sales would have increased by 23.4% for the three months ended June 30, 2016 as compared to the same period in 2015. The increase in sales for the three months ended June 30, 2016 was primarily attributable to the price increase in human tetanus immunoglobulin products and sales volume increases in human albumin products, human tetanus immunoglobulin products and placenta polypeptide products.

The following table summarizes the breakdown of sales by significant types of product:

	For the Three Months Ended June 30,				Change
	2016		2015
	Amount	%	Amount	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human albumin	37.7	41.2	28.2	35.7	9.5	33.7
Immunoglobulin products:
IVIG	30.7	33.6	34.1	43.1	(3.4)	(10.0)
Other immunoglobulin products	8.2	9.0	6.7	8.5	1.5	22.4
Placenta polypeptide	10.9	11.9	7.7	9.7	3.2	41.6
Others	3.9	4.3	2.4	3.0	1.5	62.5
Totals	91.4	100.0	79.1	100.0	12.3	15.5

During the three months ended June 30, 2016 as compared to the three months ended June 30, 2015:

•	the average price for our approved human albumin products, which accounted for 41.2% of our total sales for the three months ended June 30, 2016, increased by 2.4% in RMB term and decreased by 4.0% in USD term, respectively; and

•	the average price for our approved IVIG products, which accounted for 33.6% of our total sales for the three months ended June 30, 2016, increased by 4.4% in RMB term and decreased by 2.1% in USD term, respectively.

The average sales price of our human albumin products and IVIG products increased in RMB term for the three months ended June 30, 2016 as compared to the same period in 2015 following the removal of the retail price ceiling for drug products effective on June 1, 2015, backed by the market demand.

The sales volume of our products depends on market demand and our production volume. The production volume of our human albumin products and IVIG products depends primarily on the general plasma supply. The production volume of our hyper-immune products, which include human rabies immunoglobulin, human hepatitis B immunoglobulin and human tetanus immunoglobulin products, is subject to the availabilities of specific vaccinated plasma and our production capacity. The supply of specific vaccinated plasma requires several months of lead time. Our production facilities currently can only accommodate the production of one type of hyper-immune products at any given time and we rotate the production of different types of hyper-immune products from time to time in response to market demand. As such, the sales volume of any given type of hyper-immune products may vary significantly from quarter to quarter.

The sales volume of our human albumin products and IVIG products increased by 39.3% and decreased by 8.0%, respectively, for the three months ended June 30, 2016 as compared to the same period in 2015. The sales growth of human albumin products was primarily attributable to the increased production volume at Shandong Taibang and Guizhou Taibang as a result of increased plasma supply volume. The decrease in the sales of IVIG products for the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to the depletion of IVIG pastes we reserved from previous years to be processed and sold in 2015 and the allocation of more production facilities to human tetanus immunoglobulin products, which had higher margin, in the three months ended June 30, 2016.

The sales increase of other immunoglobulin products for the three months ended June 30, 2016 as compared to the same period in 2015 was mainly attributable to the increase in both sales volume and sales price of human tetanus immunoglobulin products. The sales of human tetanus immunoglobulin products increased by $5.3 million for the three months ended June 30, 2016 as compared to the same period in 2015. The average sales price of human tetanus immunoglobulin products increased significantly for the three months ended June 30, 2016 as compared to the same period in 2015 due to the robust market demand coupled by the removal of the retail price ceiling for drug products effective on June 1, 2015.

The sales increase of placenta polypeptide for the three months ended June 30, 2016 as compared to the same period in 2015 was mainly in line with the sales volume of placenta polypeptide. The sales volume of placenta polypeptide increased by 45.3% for the three months ended June 30, 2016 primarily because we increased our market penetration into more hospitals through our improved sales capabilities.

The sales increase of other products for the three months ended June 30, 2016 as compared to the same period in 2015 was mainly due to the increase in sales volume of human prothrombin complex concentrate, or PCC and factor VIII. We launched PCC to the market in early 2015 and experienced the sales ramp-up for the three months ended June 30, 2016.

Cost of sales and gross profit

	For the Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	31.5	27.1	4.4	16.2
as a percentage of total sales	34.4%	34.2%		0.2
Gross Profit	59.9	52.0	7.9	15.2
Gross Margin	65.6%	65.8%		(0.2)

Our cost of sales was $31.5 million, or 34.4% of our sales for the three months ended June 30, 2016, as compared to $27.1 million, or 34.2% of our sales for the same period in 2015. Our gross profit was $59.9 million and $52.0 million for the three months ended June 30, 2016 and 2015, respectively, representing gross margins of 65.6% and 65.8%, respectively. For the three months ended June 30, 2016 and 2015, the sales derived from the raw material purchased from Xinjiang Deyuan Bioengineering Co., Ltd., or Xinjiang Deyuan, whose cost is moderately higher than plasma from our own collection stations, accounted for 6.7% and nil of total plasma product sales, respectively. Excluding this impact, our gross margin would have been slightly higher for the three months ended June 30, 2016 as compared to the same period in 2015.

Our cost of sales and gross margin are affected by the product pricing, raw material costs, product mix, yields and inventory provisions, etc. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors consistent with the industry practice. We expected the nutrition fees to be paid to donors continue to increase as a result of improving living standards in China. Consequently, future improvements on margins will need to be derived from increases in product pricing, product mix, yields and manufacturing efficiency.

The increase in cost of sales for the three month ended June 30, 2016 as compared to the same period in 2015 was generally in line with the increases in sales volume and cost of plasma. The increase in cost of sales as a percentage of sales remained consistent for the three months ended June 30, 2016 as compared to the same period in 2015 mainly due to the higher cost of plasma purchased from Xinjiang Deyuan, which was partially offset by the increase in the average sales price of certain plasma products and the adjustment of our product mix to achieve higher profit margin.

Operating expenses

	For the Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	16.9	11.7	5.2	44.4
as a percentage of total sales	18.5%	14.9%		3.6

Our total operating expenses increased by $5.2 million, or 44.4%, to $16.9 million for the three months ended June 30, 2016, from $11.7 million for the same period in 2015. As a percentage of sales, total expenses increased by 3.6% to 18.5% for the three months ended June 30, 2016, from 14.9% for the same period in 2015. The increase of the total operating expenses was mainly due to the increase of general and administrative expenses as discussed below.

Selling expenses

	For the Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	3.0	2.6	0.4	15.4
as a percentage of total sales	3.3%	3.3%		-

Our selling expenses increased by $0.4 million, or 15.4%, to $3.0 million for the three months ended June 30, 2016, from $2.6 million for the same period in 2015. As a percentage of sales, our selling expenses remained stable for the three months ended June 30, 2016 as compared to the same period in 2015. The increase of the selling expenses was mainly in line with the sales growth in the three months ended June 30, 2016 as compared to the same period in 2015.

General and administrative expenses

	For the Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	12.6	8.1	4.5	55.6
as a percentage of total sales	13.8%	10.3%		3.5

Our general and administrative expenses increased by $4.5 million, or 55.6%, to $12.6 million for the three months ended June 30, 2016, from $8.1 million for the same period in 2015. General and administrative expenses as a percentage of sales increased by 3.5% to 13.8% for the three months ended June 30, 2016, from 10.3% for the same period in 2015. The increase in general and administrative expenses was mainly due to the increase of share-based compensation expenses totaling $2.7 million and a prepayment provision of $1.2 million.

Research and development expenses

	For the Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	1.3	1.0	0.3	30.0
as a percentage of total sales	1.4%	1.3%		0.1

Our research and development expenses increased by $0.3 million, or 30.0%, to $1.3 million for the three months ended June 30, 2016, from $1.0 million for the same period in 2015. In May 2015, we received a government grant of $0.9 million and recognized it as a reduction of research and development expenses for the three months ended June 30, 2015. Excluding this impact, our research and development expenses would have decreased by $0.6 million, or 31.6%, to $1.3 million for the three months ended June 30, 2016, from $1.9 million for the same period in 2015. The decrease in research and development expenses was mainly due to the completion of certain clinical trial programs in late 2015. As a percentage of total sales, our research and development expenses, excluding the impact of the government grant, would have decreased by 1.0% to 1.4% for the three months ended June 30, 2016 from 2.4% for the same period in 2015.

Income tax

	For the Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax	7.0	6.1	0.9	14.8
as a percentage of total sales	7.7%	7.7%		-

Our income tax expenses increased by $0.9 million, or 14.8%, to $7.0 million for the three months ended June 30, 2016, from $6.1 million for the same period in 2015. Our effective income tax rates were 15.7% and 15.2% for the three months ended June 30, 2016 and 2015, respectively. The statutory tax rate applicable to our major operating subsidiaries in the PRC for 2016 and 2015 is 15.0%.

Comparison of Six Months Ended June 30, 2016 and June 30, 2015

The following table sets forth key components of our results of operations in thousands of U.S. dollars for the periods indicated.

	For the Six Months Ended June 30,
	2016		2015
	Amount	% of Total Sales	Amount	% of Total Sales
	(U.S. dollars in thousands, except percentage and per share data)
Sales	177,009	100.0	149,423	100.0
Cost of sales	65,526	37.0	51,516	34.5
Gross margin	111,483	63.0	97,907	65.5
Operating expenses:
Selling expenses	4,254	2.4	4,555	3.0
General and administrative expenses	23,902	13.5	15,975	10.7
Research and development expenses	2,399	1.4	2,389	1.6
Total operating expenses	30,555	17.3	22,919	15.3
Income from operations	80,928	45.7	74,988	50.2
Other income (expenses):
Equity in income (loss) of an equity method investee	44	(0.0)	(761)	(0.5)
Interest expense	(177)	(0.1)	(1,433)	(1.0)
Interest income	3,043	1.8	2,843	2.0
Total other income, net	2,910	1.7	649	0.5
Earnings before income tax expense	83,838	47.4	75,637	50.7
Income tax expense	13,614	7.7	11,740	7.9
Net income	70,224	39.7	63,897	42.8
Less: Net income attributable to noncontrolling interest	13,274	7.5	14,011	9.4
Net income attributable to the Company	56,950	32.2	49,886	33.4
Net income per share of common stock
Basic	2.08		1.96
Diluted	2.05		1.86

Sales

Our sales increased by $27.6 million, or 18.5%, to $177.0 million for the six months ended June 30, 2016, compared to $149.4 million for the same period in 2015. Excluding the foreign exchange impact resulting from the depreciation of the RMB against the U.S. dollar, our sales would have increased by 26.2% for the six months ended June 30, 2016 as compared to the same period in 2015. Such increase of sales was mainly due to the price increase in human tetanus immunoglobulin products and sales volume increases in human albumin products, human tetanus immunoglobulin products and placenta polypeptide products.

The following table summarizes the breakdown of sales by significant types of product:

	For the Six Months Ended June 30,				Change
	2016		2015
	Amount	%	Amount	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human albumin	70.3	39.7	55.1	36.9	15.2	27.6
Immunoglobulin products:
IVIG	64.8	36.6	66.9	44.8	(2.1)	(3.1)
Other immunoglobulin products	17.1	9.7	11.0	7.4	6.1	55.5
Placenta polypeptide	16.6	9.4	12.3	8.2	4.3	35.0
Others	8.2	4.6	4.1	2.7	4.1	100.0
Totals	177.0	100.0	149.4	100.0	27.6	18.5

During the six months ended June 30, 2016 as compared to the six months ended June 30, 2015:

•	the average price for our approved human albumin products, which accounted for 39.7% of our total sales for the six months ended June 30, 2016, increased by 2.6% in RMB term and decreased by approximately 3.7% in USD term , respectively; and

•	the average price for our approved IVIG products, which accounted for 36.6% of our total sales for the six months ended June 30, 2016, increased by 3.5% in RMB term and decreased by 2.8% in USD term, respectively.

The average sales price of our human albumin products and IVIG products increased in RMB term for the six months ended June 30, 2016 as compared to the same period in 2015 following the removal of the retail price ceiling for drug products effective on June 1, 2015, backed by the market demand.

The sales volume of our human albumin products and IVIG products increased by 32.6% and remained consistent, respectively, for the six months ended June 30, 2016 as compared to the same period in 2015. The sales growth of human albumin products was primarily attributable to the increased production volume at Shandong Taibang and Guizhou Taibang as a result of increased plasma supply volume. The sales volume of IVIG products remained consistent for the six months ended June 30, 2016 as compared to the same period in 2015. The impact from the depletion of IVIG pastes reserved from previous years has been offset by the increased plasma volume we consumed in the six months ended June 30, 2016 as compared to the same period in 2015.

The sales increase of other immunoglobulin products for the six months ended June 30, 2016 as compared to the same period in 2015 was mainly attributable to the increase in both sales volume and sales price of human tetanus immunoglobulin products. The sales of human tetanus immunoglobulin products increased by $10.3 million for the six months ended June 30, 2016 as compared to the same period in 2015. The average sales price of human tetanus immunoglobulin products increased significantly for the six months ended June 30, 2016 as compared to the same period in 2015 due to the robust market demand coupled by the removal of the retail price ceiling for drug products effective on June 1, 2015.

The sales increase of placenta polypeptide for the six months ended June 30, 2016 as compared to the same period in 2015 was mainly in line with the sales volume of placenta polypeptide. The sales volume of placenta polypeptide increased by 39.7% for the six months ended June 30, 2016 primarily because we increased our market penetration into more hospitals through our improved sales capabilities.

The sales increase of other products for the six months ended June 30, 2016 as compared to the same period in 2015 was mainly due to the increase in sales volume of PCC and factor VIII. We launched PCC to the market in early 2015 and experienced the sales ramp-up for the six months ended June 30, 2016.

Cost of sales and gross profit

	For the Six Months Ended June 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	65.5	51.5	14.0	27.2
as a percentage of total sales	37.0%	34.5%		2.5
Gross Profit	111.5	97.9	13.6	13.9
Gross Margin	63.0%	65.5%		(2.5)

Our cost of sales was $65.5 million, or 37.0% of our sales for the six months ended June 30, 2016, as compared to $51.5 million, or 34.5% of our sales for the same period in 2015. Our gross profit was $111.5 million and $97.9 million for the six months ended June 30, 2016 and 2015, respectively, representing gross margins of 63.0% and 65.5%, respectively. For the six months ended June 30, 2016 and 2015, the sales derived from the raw material purchased from Xinjiang Deyuan, whose cost is moderately higher than plasma from our own collection stations, accounted for 16.1% and nil of total plasma product sales, respectively. Excluding this impact, our gross margin would have been slightly higher for the six months ended June 30, 2016 as compared to the same period in 2015.

The increase in cost of sales for the six month ended June 30, 2016 as compared to the same period in 2015 was generally in line with the increases in sales volume and cost of plasma. The increase in cost of sales as a percentage of sales increased for the six months ended June 30, 2016 as compared to the same period in 2015 mainly due to the higher cost of plasma purchased from Xinjiang Deyuan, which was partially offset by the increase in the average sales price of certain plasma products and the adjustment of our product mix to achieve higher profit margin.

Operating expenses

	For the Six Months Ended June 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	30.6	23.0	7.6	33.0
as a percentage of total sales	17.3%	15.3%		2.0

Our total operating expenses increased by $7.6 million, or 33.0%, to $30.6 million for the six months ended June 30, 2016, from $23.0 million for the same period in 2015. As a percentage of sales, total expenses increased by 2.0% to 17.3% for the six months ended June 30, 2016, from 15.3% for the same period in 2015. The increase of the total operating expenses was mainly in line with the increase of the general and administrative expenses as discussed below.

Selling expenses

	For the Six Months Ended June 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	4.3	4.6	(0.3)	(6.5)
as a percentage of total sales	2.4%	3.0%		(0.6)

Our selling expenses decreased by $0.3 million, or 6.5%, to $4.3 million for the six months ended June 30, 2016, from $4.6 million for the same period in 2015. Excluding the foreign exchange impact, our selling expenses would have remained consistent in RMB term for the six months ended June 30, 2016 as compared to the same period in 2015. As a percentage of sales, our selling expenses decreased by 0.6% to 2.4% for the six months ended June 30, 2016, from 3.0% for the same period in 2015, primarily due to the promotion activities on human rabies immunoglobulin products we carried out in the six months ended June 30, 2015.

General and administrative expenses

	For the Six Months Ended June 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	23.9	16.0	7.9	49.4
as a percentage of total sales	13.5%	10.7%		2.8

Our general and administrative expenses increased by $7.9 million, or 49.4%, to $23.9 million for the six months ended June 30, 2016, from $16.0 million for the same period in 2015. General and administrative expenses as a percentage of sales increased by 2.8% to 13.5% for the six months ended June 30, 2016, from 10.7% for the same period in 2015. The increase in general and administrative expenses was mainly due to the increase of share-based compensation expenses totaling $5.3 million and a prepayment provision of $1.2 million.

Research and development expenses

	For the Six Months Ended June 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	2.4	2.4	0.0	0.0
as a percentage of total sales	1.4%	1.6%		(0.2)

Our research and development expenses remained consistent for the six months ended June 30, 2016 as compared to the same period in 2015. In the six months ended June 30, 2016 and 2015, we received a government grant of $0.1 million and $0.9 million, respectively, and recognized it as a reduction of research and development expenses for each relevant period. Excluding this impact, our research and development expenses would have decreased by $0.8 million, or 24.2%, to $2.5 million for the six months ended June 30, 2016, from $3.3 million for the same period in 2015. As a percentage of total sales, our research and development expenses, excluding the impact of the government grant, would have decreased by 0.8% to 1.4% for the six months ended June 30, 2016 from 2.2% for the same period in 2015. The decrease in research and development expenses was mainly due to the completion of certain clinical trial programs in late 2015.

Income tax

	For the Six Months Ended June 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax	13.6	11.7	1.9	16.2
as a percentage of total sales	7.7%	7.9%		(0.2)

Our income tax expenses increased by $1.9 million, or 16.2%, to $13.6 million for the six months ended June 30, 2016, from $11.7 million for the same period in 2015. Our effective income tax rates were 16.2% and 15.5% for the six months ended June 30, 2016 and 2015, respectively. The statutory tax rate applicable to our major operating subsidiaries in the PRC for 2016 and 2015 is 15.0%.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by bank borrowings and equity contributions by our stockholders. As of June 30, 2016, we had $204.0 million in cash and cash equivalents, primarily consisting of cash on hand and demand deposits.

The following table provides the summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2016	2015
	(U.S. dollars in millions)
Net cash provided by operating activities	57.0	34.6
Net cash used in investing activities	(26.3)	(20.1)
Net cash provided by financing activities	32.2	12.0
Effects of exchange rate change on cash	(3.8)	(0.7)
Net increase in cash and cash equivalents	59.1	25.8
Cash and cash equivalents at beginning of the period	144.9	80.8
Cash and cash equivalents at end of the period	204.0	106.6

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2016 was $57.0 million, as compared to $34.6 million for the same period in 2015. The increase in net cash provided by operating activities was largely consistent with the improvements in our results of operations, the speed-up of accounts receivable collection, the shortened inventory cycle and the increase of net non-cash operating expenses for the six months ended June 30, 2016 as compared to the same period in 2015.

Accounts receivable

We sped up our collection of accounts receivable for the six months ended June 30, 2016 as compared to the same period in 2015. The accounts receivable turnover days for plasma products were 42 days and 49 days for the six months periods ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2015, in order to penetrate the market for human rabies immunoglobulin product, we granted credit terms of up to six months to the distributors rather than requiring them to make full payments prior to deliveries. We no longer implemented such credit policy in the six months ended June 30, 2016.

Inventories

We shortened our inventory cycle for the six months ended June 30, 2016 as compared to the same period in 2015. We purchased less plasma from Xinjiang Deyuan in the six months ended June 30, 2016 as compared to the same period in 2015, and began to sell plasma products derived from the raw material purchased from Xinjiang Deyuan in late 2015. As a result, the inventory turnover days decreased to 363 days for the six months ended June 30, 2016 from 399 days for the same period in 2015.

Net non-cash operating expenses

Net non-cash operating expenses increased by $4.5 million during the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to the increase of share-based compensation expenses totaling $5.3 million.

Investing Activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment, and intangibles.

Net cash used in investing activities for the six months ended June 30, 2016 was $26.3 million, as compared to $20.1 million for the same period in 2015. During the six months ended June 30, 2016 and 2015, we paid $26.6 million and $20.7 million, respectively, for the acquisition of property, plant and equipment, intangible assets and land use rights for Shandong Taibang and Guizhou Taibang. During the six months ended June 30, 2016, we granted a loan of $6.3 million to Xinjiang Deyuan pursuant to a cooperation agreement we entered into with Xinjiang Deyuan in August 2015. In addition, we received a refund of $6.5 million from the local government of Guiyang with respect to deposits of land use rights.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $32.2 million, as compared to $12.0 million for the same period in 2015. The net cash provided by financing activities for the six months ended June 30, 2016 mainly consisted of the proceeds of $2.4 million from stock option exercised and the maturity of a $37.8 million time deposit as a security for a 24-month loan which was fully repaid in June 2015, partially offset by a dividend of $7.9 million paid to the minority shareholder by Shandong Taibang. The net cash provided by financing activities for the six months ended June 30, 2015 mainly consisted of net proceeds of $80.6 million from a follow-on offering of the Company’s stock in June 2015 and proceeds of $32.0 million from the maturity of a deposit used as security for short-term bank loan, partially offset by repayments of bank loans totaling $97.9 million and a dividend of $3.7 million held in escrow by a trial court in connection with disputes with a minority shareholder of Guizhou Taibang.

Management believes that the Company has sufficient cash on hand and will continue to have positive cash inflow for its operations from the sale of its products in the PRC market.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of June 30, 2016:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
	(U.S. dollars in millions)
Operating lease commitment	1.3	0.4	0.7	-	0.2
Purchase commitment	64.5	27.2	37.3	-	-
Capital commitment	25.4	22.9	2.5	-	-
Total	91.2	50.5	40.5	-	0.2

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

Foreign Exchange Risk

All of our consolidated revenues and consolidated costs of sales and majority of expenses are denominated in RMB. All of our assets are denominated in RMB, except certain cash balances. However, our reporting currency is U.S. dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against the U.S. dollars, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of stockholders’ equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

RMB is currently freely convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment. In addition, beginning in July 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of major foreign currencies. Under the managed floating exchange rate regime, RMB is no longer pegged to U.S. dollars. The People’s Bank of China announces the closing prices of foreign currencies such as U.S. dollars traded against RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and makes such prices the central parity for trading against RMB on the following business day. On March 17, 2014, the People’s Bank of China announced a policy to further expand the maximum daily floating range of RMB trading prices against U.S. dollars in the inter-bank spot foreign exchange market to 2.0%. In the long term, RMB may appreciate or depreciate more significantly in value against U.S. dollars or other foreign currencies, depending on the market supply and demand with reference to a basket of major foreign currencies. On August 10, 2015, the People’s Bank of China announced that it had changed the calculation method for RMB’s daily central parity exchange rate against U.S. dollars, which resulted in an approximately 2.0% depreciation of RMB on that day. RMB continued to depreciate against U.S. dollars throughout the remainder of 2015 and the six months ended June 30, 2016.

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States, Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong, or China Deposit Insurance Scheme insured limits for the banks located in the PRC. Total cash at banks and restricted cash deposits as of June 30, 2016 and December 31, 2015 amounted to $203.4 million and $182.3 million, respectively, $2.9 million and $3.0 million of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash at banks and deposits.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 39.7% and 36.6% of the total sales for the six months ended June 30, 2016, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. David (Xiaoying) Gao and our Chief Financial Officer, Mr. Ming Yang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2016. Based on that evaluation, Mr. Gao and Mr. Yang concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dispute with Jie’an over Certain Capital Injection into Guizhou Taibang

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from qualified strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority shareholder of Guizhou Taibang’s shares, Jie’an, did not support the plan and did not waive its right of first refusal. In May 2007, Guizhou Taibang signed an Equity Purchase Agreement with certain alleged strategic investors (who concealed their background), pursuant to which such investors agreed to invest an aggregate of RMB51.0 million (approximately $7.7 million) in exchange for 21.4% of Guizhou Taibang’s equity interests. Such Equity Purchase Agreement was not approved or ratified by over two-thirds supermajority of Guizhou Taibang’s shareholders, which approval or ratification is required under the PRC Company Law. At the same time, as an existing shareholder, Jie’an also subscribed for 1,800,000 shares, representing its pro rata share of the 20,000,000 shares being offered. In total, Guizhou Taibang received RMB51.0 million (approximately $7.7 million) from the investors and RMB6.5 million (approximately $1.0 million) from Jie’an.

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

In December 2013, Jie’an brought a third lawsuit against Guizhou Taibang, requesting Guizhou Taibang to register 1.8 million shares under its name with the local AIC. In July 2014, the trial court denied Jie’an’s request to register such shares. Despite the denial of Jie’an’s share registration request, the trial court, however, in its ruling, ordered Guizhou Taibang to pay accumulated dividends of RMB13.8 million (approximately $2.1 million) associated with these shares and the related interest expenses to Jie’an. Guizhou Taibang and Jie’an subsequently filed a cross-appeal. In December 2014, the appellate court ruled in favor of Jie’an supporting its request to register 1.8 million shares and ordered Guizhou Taibang to pay Jie’an its share of accumulated dividends of RMB18.3 million (approximately $2.8 million) associated with these shares plus the related interest expenses to Jie’an. In the first half of 2015, Guizhou Taibang paid an aggregate of RMB22.6 million (approximately $3.4 million) to the trial court held in escrow pending further appeal of this case. In June 2015, Guizhou Taibang appealed to the High Court of Guizhou, which overruled the decision of the appellate court and remanded the case to the trial court for retrial in September 2015.

In November 2013, Guizhou Taibang held a shareholders meeting and the shareholders passed resolutions, or the November 2013 Resolutions, that, inter alia, (i) determined that it was no longer necessary for Guizhou Taibang to obtain additional capital from investors; (ii) rejected Jie’an’s request that Jie’an subscribe for additional shares of Guizhou Taibang alone and one or more other shareholders reduce their shareholding in Guizhou Taibang; and (iii) approved the issuance of a total of 20,000,000 new shares to all existing shareholders on a pro rata basis. Jie’an subsequently filed a fourth lawsuit against Guizhou Taibang in December 2013, requesting that the court declare the November 2013 Resolutions void. The trial court denied Jie’an’s request. In May 2016, the appellate court vacated the trial court’s decision to uphold Guizhou Taibang’s shareholders resolution, and remanded the case for retrial.

In March 2014, Guizhou Taibang held another shareholders meeting and the shareholders passed resolutions, or the March 2014 Resolutions, that, inter alia, re-calculated the ownership percentage in Guizhou Taibang based on the November 2013 Resolutions and the additional capital injections from existing shareholders. Guizhou Taibang subsequently updated the registration with the local AIC regarding the additional capital injections in August 2014. In September 2014, Jie’an and another minority shareholder of Guizhou Taibang filed a lawsuit against Guizhou Taibang, requesting that the court declare both the November 2013 Resolutions and the March 2014 Resolutions void and instruct Guizhou Taibang to withdraw the AIC registration. In November 2014, the trial court suspended this case pending the final outcome of the third lawsuit filed by Jie’an. In October 2015, the trial court denied their request. In May 2016, the appellate court vacated the trial court’s decision to uphold Guizhou Taibang’s shareholders resolution, and remanded the case for retrial.

If the pending cases with Jie’an are ultimately ruled in Jie’an’s favor, our ownership interest in Guizhou Taibang may be diluted to 84% and Jie’an may be entitled to receive accumulated dividends of RMB18.3 million (approximately $2.8 million), being its claimed share of Guizhou Taibang’s accumulated dividend distributions associated with the 1.8 million shares, and the related interest expenses from Guizhou Taibang. As of June 30, 2016, Guizhou Taibang had maintained, on its balance sheet, payables to Jie’an in the amounts of RMB5.0 million (approximately $0.8 million) as received funds in respect of the 1.8 million shares in dispute, RMB1.4 million (approximately $0.2 million) for the over-paid subscription price paid by Jie’an and RMB3.8 million (approximately $0.6 million) for the accrued interest. As these cases are closely interlinked to the outcome of the disputes with certain individual investor described below, based on our PRC litigation counsel’s assessment, we do not expect Jie’an to prevail.

On July 31, 2016, Guiyang Dalin, Guizhou Taibang, Jie’an and Yigong Shengda entered into an agreement, pursuant to which Jie’an and Yigong Shengda agreed to withdraw all of their capital contribution in Guizhou Taibang for an aggregate consideration of RMB415.0 million (approximately US$62.6 million). On August 1, 2016, Guizhou Taibang paid the first installment of RMB90.0 million (approximately US$13.6 million) to Jie’an and Yigong Shengda. As part of the capital withdrawal plan, Jie'an and Yigong Shengda also had the obligation to terminate all of their claims against Guizhou Taibang. Jie’an’s and Yigong Shengda’s obligations under this agreement are guaranteed by a third-party company pursuant to a guarantee agreement dated July 31, 2016. The consummation of the transactions contemplated under these agreements is subject to the completion of the requisite legal and administrative procedures.

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

In October 2010, the trial court denied such individual investor’s right as shareholder of Guizhou Taibang and his entitlement to share the dividends, which ruling was reaffirmed after a re-trial by the same trial court in December 2012. After such ruling, Guizhou Taibang attempted to return the originally received fund of RMB34.2 million (approximately $5.2 million) to such investor by wiring the fund back to his bank account but was unable to do so due to the closure of his bank account. Another investor, however, accepted the returned fund of RMB11.2 million (approximately $1.7 million) from Guizhou Taibang in November 2010. In 2013, the same individual investor appealed the case to the PRC Supreme Court, which also denied his claims for shareholder status in Guizhou Taibang and the related dividend distribution and accrued interest in September 2013. Such investor subsequently attempted to seek for a re-trial by the PRC Supreme Court, which request was denied by the PRC Supreme Court in January 2014. He then applied to the PRC Supreme Procuratorate to request for a review of the PRC Supreme Court’s decision and seek an appeal by the PRC Supreme Procuratorate to the PRC Supreme Court for an ultimate re-trial on his behalf. In July 2015, the PRC Supreme Procuratorate rejected his request for review.

As of June 30, 2016, Guizhou Taibang had maintained, on its balance sheet, payables to the investors of RMB34.2 million (approximately $5.2 million) as originally received funds from such individual investor in respect of the shares in dispute, RMB18.5 million (approximately $2.8 million) for the interest expenses, and RMB0.3 million (approximately $51,513) for the 1% penalty imposed by the Equity Purchase Agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended June 30, 2016 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during this period. No repurchases of our common stock were made during the three months ended June 30, 2016.

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

The description of the activities below has been provided to us by Warburg Pincus LLC, or WP, affiliates of which: (i) designated a member of our board of directors, (ii) beneficially own more than 10.0% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited, or SAMIH. SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

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

We understand that one or more SEC-reporting affiliates of SAMIH intends to disclose in its next annual or quarterly SEC report that:

a) Santander UK plc (“Santander UK”) holds two frozen savings accounts and two frozen current accounts for three customers resident in the United Kingdom (“UK”) who are currently designated by the United States (“US”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant through the first half of 2016. Revenue generated by Santander UK on these accounts in the first half of 2016 was £7.31 whilst net profits in the first half of 2016 were negligible relative to the overall profits of Banco Santander SA.

(b) An Iranian national, resident in the UK, who is currently designated by the US under the Iranian Financial Sanctions Regulations (“IFSR”) and the Weapons of Mass Destruction Proliferators Sanctions Regulations, held a mortgage with Santander UK that was issued prior to any such designation. The mortgage account was redeemed and closed on April 13, 2016. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continued to receive repayment instalments prior to redemption. In the first half of 2016, total revenue generated by Santander UK in connection with the mortgage was £434.64 whilst net profits were negligible relative to the overall profits of Banco Santander SA. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also held two investment accounts with Santander ISA Managers Limited. The funds within both accounts were invested in the same portfolio fund. The accounts remained frozen until the investments were closed on May 12, 2016 and checks issued to customer on May 13, 2016. Total revenue in the first half of 2016 generated by Santander UK in connection with the investment accounts was £7.60 whilst net profits in the first half of 2016 were negligible relative to the overall profits of Banco Santander SA.

(c) A UK national designated by the US under the SDGT sanctions program holds a Santander UK current account. The account remained in arrears through the first half of 2016 (£1,344.01 in debit) and is currently being managed by Santander UK Collections & Recoveries department.

(d) In addition, during the first half of 2016, Santander UK has identified an OFAC match on a power of attorney account. A party listed on the account is currently designated by the US under the SDGT and IFSR sanctions programs. During the first half of 2016, related revenue generated by Santander UK was £129.21 whilst net profits in the first half of 2016 were negligible relative to the overall profits of Banco Santander SA.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2016	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ming Yang
Ming Yang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of China Biologic Products, Inc.
3.2	Third Amended and Restated Bylaws of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed by the Company on August 5, 2014).
10.1	Summary English translation of settlement agreement dated July 31, 2016.
10.2	Summary English translation of guarantee agreement dated July 31, 2016.
10.3	Consulting agreement between the Company and David Li dated July 1, 2016.
10.4	Second amended and restated employment agreement between the Company and David (Xiaoying) Gao dated August 4, 2016.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data filed pursuant to Rule 405 of Regulation S-T.