Form 10-K/A
period 2009-12-31
China Biologic Products, Inc.
filed 2016-11-02
CIK 1369868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Documents Incorporated by Reference: None.

Explanatory Note

We are filing this Amendment No. 3 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original 10-K”), previously filed with the Securities and Exchange Commission on March 23, 2010, as amended by Amendment No. 1 and Amendment No. 2 (such Amendments, together with the Original 10-K, the “Original Filings”), previously filed with the Securities and Exchange Commission on October 20, 2010 and March 31, 2011, respectively. This Amendment is being filed for the sole purpose of revising information set forth in the sections captioned “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 and Item 12 of the Original Filings provided pursuant to Item 201(d) of Regulation S-K. This Amendment does not affect the information in the other sections under Item 5 or Item 12 of the Original Filings.

In addition, we are also filing new certifications by our principal executive officer and principal financial officer as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. Therefore, this Amendment also updates the list of exhibits under Item 15 of the Original Filings by incorporating such new certifications filed as Exhibits 31.1 and 31.2 hereto. We are not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

No other changes have been made to the Original Filings. This Amendment does not reflect events that have occurred after the filing of the Original Filings, or modify or update the disclosures presented therein, except to reflect the amendment described above.

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

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of December 31, 2009 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	910,000	$4.00	4,002,500
Equity compensation plans not approved by security holders	-	-	-
Total	910,000	$4.00	4,002,500

(1)	Our board of directors adopted our 2008 Equity Incentive Plan, or the 2008 Plan, on May 9, 2008 and shortly thereafter sought and obtained approval by written consent from the holders of a majority of our then outstanding shares, which we believed was effective approval under the Delaware General Corporation Law. However, in response to an SEC comment in 2010, the disclosure in the foregoing table was revised for presently unknown reasons to reflect that the 2008 Plan was not approved by our stockholders. We have recently reviewed our records relating to the 2008 approval of the 2008 Plan. While the 2008 Plan was approved by stockholders holding a majority of our stock acting by written consent, and therefore we believe that the 2008 Plan was approved, in connection with the recent review of our records, we recognized that there may be some technical defects in the manner in which the approval was obtained in 2008. We are in the process of collecting additional information and will continue our analysis of whether such stockholder approval complied with all the technical requirements of Delaware law and will take appropriate steps in light of that assessment.

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

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Amendment No. 3 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: November 2, 2016.

CHINA BIOLOGIC PRODUCTS, INC.

By: /s/ David (Xiaoying) Gao
David (Xiaoying) Gao Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David (Xiaoying) Gao and Ming Yang, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Amendment No. 3 to the Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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
Albert (Wai Keung) Yeung

Director
Zhijun Tong

EXHIBIT INDEX

Exhibit	Description
No.

2.1	Share Exchange Agreement between the Company, Logic Express Limited and the selling stockholders signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
3.2	Amended and Restated By-Laws, adopted on March 31, 2009 (incorporated by reference to Exhibit 3.2 of the annual report on Form 10-K, filed by the Company on March 31, 2009)
4.1	Securities Purchase Agreement between the Company, Logic Express Limited, Shandong Taibang Biological Products Co., Ltd., and the selling stockholders and investors signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 4.1 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.2	Registration Rights Agreement, between the Company and certain investors signatory thereto, dated as of July 18, 2006 (incorporated by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.3	Form of Stockholder Warrant to purchase Common Stock, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.3 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.4	Lane Warrant, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.4 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.5	Share Escrow Agreement, between the Company, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.5 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)

4.6	Escrow Agreement, between the Company, the Escrow Agent, and the selling stockholders signatory thereto, dated as of July 19, 2006 (incorporated by reference to Exhibit 4.6 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.7	Amendment No. 1 to the Share Escrow Agreement, between the Company, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of February 16, 2007 (incorporated by reference to Exhibit 4.7 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.8	Amendment No. 2 to Share Escrow Agreement, between the Company, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of March 27, 2007 (incorporated by reference to Exhibit 4.8 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.9	Amendment No. 3 to Share Escrow Agreement, between the Company, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of April 2, 2007 (incorporated by reference to Exhibit 4.9 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.10	Amendment No. 4 to Share Escrow Agreement, between the Company, Lane, as investor representative, the Escrow Agent, and the selling stockholders signatory thereto, dated as of May 9, 2007 (incorporated by reference to Exhibit 4.10 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.11	Amendment No. 1 to Securities Purchase Agreement, between the Company, Logic Express Limited, Shandong Taibang Biological Products Co., Ltd. and the selling stockholders and investors signatory thereto, dated as of February 16, 2007 (incorporated by reference to Exhibit 4.11 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.12	Amendment No. 2 to Securities Purchase Agreement, between the Company, Logic Express Limited, Shandong Taibang Biological Products Co., Ltd. and the selling stockholders and investors signatory thereto, dated as of March 27, 2007 (incorporated by reference to Exhibit 4.12 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.13	Amendment No. 3 to Securities Purchase Agreement, between the Company, Logic Express Limited, Shandong Taibang Biological Products Co., Ltd. and the selling stockholders and investors signatory thereto, dated as of April 2, 2007 (incorporated by reference to Exhibit 4.13 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.14	Amendment No. 4 to Securities Purchase Agreement, between the Company, Logic Express Limited, Shandong Taibang Biological Products Co., Ltd. and the selling stockholders and investors signatory thereto, dated as of May 9, 2007 (incorporated by reference to Exhibit 4.14 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.15	Amendment No. 5 to Securities Purchase Agreement, between the Company and investors signatory thereto, dated as of August 20, 2007 (incorporated by reference to Exhibit 4.15 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
4.16	Form of Registration Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Company on June 5, 2009).
4.17	Form of 3.8% Convertible Senior Secured Note due 2011(incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by the Company on June 5, 2009).
4.18	Form of Warrant (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by the Company on June 5, 2009)
10.1.	China Biologic Products, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on May 13, 2008)
10.2.	Form of Stock Option Award Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K, filed by the Company on May 13, 2008)

10.3.	Group Secondment Agreement, dated October 28, 2002, between Shandong Taibang Biological Products Co., Ltd. and the Shandong Institute (English Translation) (incorporated by reference to Exhibit 10.1 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.4.	Amended and Restated Joint Venture Agreement, between Logic Express Limited and the Shandong Institute, dated as of March 12, 2006 (English Translation) (incorporated by reference to Exhibit 10.2 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
10.5.	Letter of Intent for Equity Transfer, between Logic Express Limited and the Shandong Institute, dated as of June 10, 2006 (English Translation) (incorporated by reference to Exhibit 10.3 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
10.6.	Raw Plasma Supply Agreement, between Shandong Taibang Biological Products Co., Ltd. and Qihe Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.4 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
10.7.	Raw Plasma Supply Agreement, between Shandong Taibang Biological Products Co., Ltd. and the Xiajin Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.5 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
10.8.	Raw Plasma Supply Agreement, between Shandong Taibang and the Zhangqiu Plasma Collection Station, dated as of December 30, 2005 (English Translation) (incorporated by reference to Exhibit 10.6 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
10.9.	Plasma Processing Agreement, between Shandong Taibang Biological Products Co., Ltd. and Qi He An Tai Plasma Collection Co., Ltd., dated as of January 2, 1007 (English Translation) (incorporated by reference to Exhibit 10.9 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.10.	Plasma Processing Agreement, between Shandong Taibang Biological Products Co., Ltd. and the Xia Jin An Tai Plasma Collection Co., Ltd., dated as of January 2, 2007 (English Translation) (incorporated by reference to Exhibit 10.10 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.11.	Plasma Processing Agreement, between Shandong Taibang Biological Products Co., Ltd. and the Zhang Qiu An Tai Plasma Collection Co., Ltd., dated as of January 2, 2007 (English Translation) (incorporated by reference to Exhibit 10.11 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.12.	Asset Purchase Agreement, between Zhang Qiu An Tai Plasma Collection Co., Ltd. and Zhang Qiu Plasma Collection Station, dated as of December 31, 2006 (English Translation) (incorporated by reference to Exhibit 10.12 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.13.	Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of April 24, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.14.	Asset Purchase Agreement, between Qi He An Tai Plasma Collection Co., Ltd. and Qi He County Plasma Collection Station, dated as of November 9, 2006 (English Translation) (incorporated by reference to Exhibit 10.14 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.15.	Asset Purchase Agreement, between Xia Jin An Tai Plasma Collection Co., Ltd. and Xia Jin County Plasma Collection Station, dated as of October 20, 2006 (English Translation) (incorporated by reference to Exhibit 10.15 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.16.	Asset Purchase Agreement, between Liao Cheng An Tai Plasma Collection Co., Ltd. and Yang Gu County Plasma Collection Station, dated as of November 3, 2006 (English Translation) (incorporated by reference to Exhibit 10.16 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.17.	Asset Purchase Agreement, between Fang Cheng Plasma Collection Co., Ltd. and Fang Cheng Plasma Company, dated as of April 30, 2007 (English Translation) (incorporated by reference to Exhibit 10.21 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.18.	Asset Purchase Agreement, between He Ze An Tai Plasma Collection Co., Ltd and Yun Cheng County Plasma Collection Station, dated as of December 15, 2006 (English Translation) (incorporated by reference to Exhibit 10.22 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.19.	Raw Plasma Supply Agreement, between Shandong Taibang Biological Products Co., Ltd. and Liao Cheng Tiantan Plasma Collection Co. Ltd., dated as of November 1, 2007 (English Translation) (incorporated by reference to Exhibit 10.23 of the registration statement on Form SB-2/A, filed by the Company on December 28, 2007)
10.20.	Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of August 5, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.21.	Equity Transfer Agreement, dated September 26, 2008, among Logic Express Limited, Chongqing Dalin Biologic Technologies Co., Ltd. and certain shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on October 2, 2008)
10.22.	Supplemental Agreement, dated November 3, 2008, among Logic Express Limited, Fan Shaowen, as representative of the shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. and Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K, filed by the Company on November 7, 2008)
10.23.	Second Supplemental Agreement, dated November 14, 2008, among Logic Express Limited, Fan Shaowen as representative of the shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. and Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to exhibit 10.3 of the current report of Form 8-K, filed by the Company on November 20, 2008)
10.24.	Amended Equity Transfer Agreement, dated December 12, 2008, among Logic Express Limited, Chongqing Dalin Biologic Technologies Co., Ltd., and certain shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to exhibit 10.4 of the current report of Form 8-K, filed by the Company on December 18, 2008)
10.25.	Equity Transfer Agreement, between Shandong Taibang Biological Products Co., Ltd. and Mr. Fan Qingchun, dated October 10, 2008 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on October 16, 2008)
10.26.	Joint Venture and Cooperation Agreement between Mr. Fan Qingchun, Shandong Taibang Biological Products Co., Ltd. and Shaanxi Power Construction Corporation, dated September 12, 2008 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K, filed by the Company on October 16, 2008)
10.27.	Agreement on Equity Transfer, Acquisition, Joint Venture and Cooperation, among Shandong Taibang Biological Products Co., Ltd., Shaanxi Power Construction Corporation and Mr. Fan Qingchun, dated September 12, 2008 (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K, filed by the Company on October 16, 2008)
10.28.	(Shareholder) Agreement among Shandong Taibang Biological Products Co., Ltd., Logic Express Limited and Biological Institute, dated September 12, 2008 (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K, filed by the Company on October 16, 2008)
10.29.	Trademark Licensing Agreement, dated as of February 27, 2007 (English Translation) (incorporated by reference to Exhibit 10.17 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)

10.30.	Loan Agreement, dated as of November 30, 2006, among Shandong Taibang and the Shandong Institute and Logic Express (English Translation) (incorporated by reference to Exhibit 10.18 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.31.	Supplementary Agreement, dated as of September 1, 2007, among Shandong Taibang Biological Products Co., Ltd., the Shandong Institute and Logic Express Limited (English Translation) (incorporated by reference to Exhibit 10.19 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.32.	Form of Bank of Communications Loan Contract, among Shandong Taibang and the Taian Branch of the Bank of Communications (English Translation) (incorporated by reference to Exhibit 10.20 of the registration statement on Form SB-2/A, filed by the Company on December 3, 2007)
10.33.	China Bank of Communications Loan Contract, dated October 28, 2008, between Shandong Taibang Biological Products Co. Ltd. and Bank of Communications, Taian Branch (English Translation) (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on November 3, 2008)
10.34.	Loan Agreement between Shandong Taibang Biological Products Co., Ltd. and Bank Of China, dated January 8, 2009 (English Translation) (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on January 13, 2009)
10.35.	Consulting Agreement, between Stanley Wong and China Biologic Products, Inc., dated May 9, 2008 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K, filed by the Company on May 13, 2008)
10.36.	Employment Agreement, between Y. Tristan Kuo and China Biologic Products, Inc., dated May 9, 2008 (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K, filed by the Company on May 13, 2008)
10.37.	Employment Agreement, between Chao Ming Zhao and China Biologic Products, Inc., dated May 9, 2008 (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K, filed by the Company on May 13, 2008)
10.38.	Form of Director’s Employment Agreement of China Biologic (incorporated by reference to Exhibit 10.8 of the registration statement on Form SB-2, filed by the Company on September 5, 2007)
10.39.	Form of Independent Director Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K, filed by the Company on July 30, 2008)
10.40.	Form of Indemnity Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K, filed by the Company on July 30, 2008)
10.41	Form of Guarantee and Pledge Agreement, dated June 10, 2009 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Company on June 5, 2009).
10.42	Form of Indemnification Agreement, dated June 10, 2009 (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the Company on June 5, 2009).
10.43	English Translation of the Equity Transfer and Entrustment Agreement, dated April 6, 2009, among Logic Express, Shandong Taibang Biological Products Co., Ltd. and the Shandong Institute of Biological Products (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed by the Company on April 13, 2009)
14	Code of Ethics (incorporated by reference to Exhibit 14 of the annual report on Form 10-KSB, filed by the Company on March 28, 2008)
21	Subsidiaries of China Biologic Products, Inc. (incorporated by reference to Exhibit 21 of the annual report on Form 10-K, filed by the Company on March 23, 2010)
24.1	Power of Attorney (included on the Signature Page of this Amendment No. 3 to Annual Report on Form 10–K)
31.1**	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously furnished with Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2009, as filed on March 31, 2011.

**Filed herewith.