Form 10-K/A
period 2013-12-31
China Biologic Products, Inc.
filed 2016-11-02
CIK 1369868

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

Explanatory Note

We are filing this Amendment No. 1 (this “Amendment”) to our annual report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Form 10-K”), which was originally filed with the Securities and Exchange Commission on March 12, 2014, for the sole purpose of revising information set forth in the section captioned “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 provided pursuant to Item 201(d) of Regulation S-K. This Amendment does not affect the information in the other sections under Item 5 of the Original Form 10-K.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of December 31, 2013 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(2)	1,882,376	$9.98	1,752,125
Equity compensation plans not approved by security holders	-	-	-
Total	1,882,376	$9.98	1,752,125

(1)	Excludes shares of restricted stock granted pursuant to our 2008 Equity Incentive Plan, or the 2008 Plan. The 362,750 shares of unvested restricted stock at December 31, 2013 are issuable without the payment of any cash consideration by the grantee.

(2)	Our board of directors adopted the 2008 Plan on May 9, 2008 and shortly thereafter sought and obtained approval by written consent from the holders of a majority of our then outstanding shares, which we believed was effective approval under the Delaware General Corporation Law. However, in response to an SEC comment in 2010, the disclosure in the foregoing table was revised for presently unknown reasons to reflect that the 2008 Plan was not approved by our stockholders. We have recently reviewed our records relating to the 2008 approval of the 2008 Plan. While the 2008 Plan was approved by stockholders holding a majority of our stock acting by written consent, and therefore we believe that the 2008 Plan was approved, in connection with the recent review of our records, we recognized that there may be some technical defects in the manner in which the approval was obtained in 2008. We are in the process of collecting additional information and will continue our analysis of whether such stockholder approval complied with all the technical requirements of Delaware law and will take appropriate steps in light of that assessment.

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

*Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 12, 2014.

**Previously furnished with our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 12, 2014.

***Filed herewith.