Form 10-K/A
period 2015-12-31
China Biologic Products, Inc.
filed 2016-11-02
CIK 1369868

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

Explanatory Note

We are filing this Amendment No. 1 (this “Amendment”) to our annual report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”), which was originally filed with the Securities and Exchange Commission on February 25, 2016, for the sole purpose of revising information set forth in the section captioned “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 provided pursuant to Item 201(d) of Regulation S-K. This Amendment does not affect the information in the other sections under Item 5 of the Original Form 10-K.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of December 31, 2015 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(2)	651,897	$10.44	1,182,945
Equity compensation plans not approved by security holders	-	-	-
Total	651,897	$10.44	1,182,945

(1)	Excludes shares of restricted stock granted pursuant to our 2008 Equity Incentive Plan, or the 2008 Plan. The 669,100 shares of unvested restricted stock at December 31, 2015 are issuable without the payment of any cash consideration by the grantee.

(2)	Our board of directors adopted the 2008 Plan on May 9, 2008 and shortly thereafter sought and obtained approval by written consent from the holders of a majority of our then outstanding shares, which we believed was effective approval under the Delaware General Corporation Law. However, in response to an SEC comment in 2010, the disclosure in the foregoing table was revised for presently unknown reasons to reflect that the 2008 Plan was not approved by our stockholders. We have recently reviewed our records relating to the 2008 approval of the 2008 Plan. While the 2008 Plan was approved by stockholders holding a majority of our stock acting by written consent, and therefore we believe that the 2008 Plan was approved, in connection with the recent review of our records, we recognized that there may be some technical defects in the manner in which the approval was obtained in 2008. We are in the process of collecting additional information and will continue our analysis of whether such stockholder approval complied with all the technical requirements of Delaware law and will take appropriate steps in light of that assessment.

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

Date: November 2, 2016.

CHINA BIOLOGIC PRODUCTS, INC.

By: /s/ David (Xiaoying) Gao
David (Xiaoying) Gao Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David (Xiaoying) Gao and Ming Yang, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Amendment No. 1 to Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

*Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2015, as filed on February 25, 2016.

**Previously furnished with our Annual Report on Form 10-K for the year ended December 31, 2015, as filed on February 25, 2016.

***Filed herewith.