Form 10-Q
period 2016-09-30
China Biologic Products, Inc.
filed 2016-11-02
CIK 1369868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 02, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	27,137,825

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2016

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2016	December 31, 2015
		USD	USD
ASSETS
Current Assets
Cash and cash equivalents		203,203,969	144,937,893
Time deposits		-	38,032,593
Accounts receivable, net of allowance for doubtful accounts	2	40,188,813	25,144,969
Inventories	3	146,936,115	126,395,312
Prepayments and other current assets, net of allowance for doubtful accounts	11	37,516,102	24,545,597
Loan receivable-current	6	5,990,000	-
Deposits related to land use rights, current portion	5	1,038,403	10,056,200
Total Current Assets		434,873,402	369,112,564

Property, plant and equipment, net	4	134,424,469	105,364,251
Land use rights, net		24,196,851	23,576,300
Equity method investment		9,615,421	8,718,133
Loan receivable-non current	6	44,925,000	39,834,173
Other non-current assets		2,210,485	4,861,075
Total Assets		650,245,628	551,466,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable		7,154,609	9,681,835
Other payables and accrued expenses	11	54,753,124	57,462,563
Income tax payable		10,489,807	4,510,986
Total Current Liabilities		72,397,540	71,655,384

Deferred income		4,026,403	4,525,867
Other liabilities		6,859,244	8,323,446
Total Liabilities		83,283,187	84,504,697

Stockholders’ Equity
Common stock:
par value $0.0001;
100,000,000 shares authorized;	1
29,392,529 and 28,835,053 shares issued at September 30, 2016 and December 31, 2015, respectively;
27,137,825 and 26,580,349 shares outstanding at September 30, 2016 and December 31, 2015, respectively		2,939	2,884
Additional paid-in capital		125,123,106	105,079,845
Treasury stock: 2,254,704 shares at September 30, 2016 and December 31, 2015, at cost		(56,425,094)	(56,425,094)
Retained earnings		419,045,745	333,704,094
Accumulated other comprehensive income		(11,801,219)	(18,605)
Total equity attributable to China Biologic Products, Inc.		475,945,477	382,343,124

Noncontrolling interest		91,016,964	84,618,675

Total Stockholders’ Equity		566,962,441	466,961,799

Commitments and contingencies	11	-	-

Total Liabilities and Stockholders’ Equity		650,245,628	551,466,496

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the Three Months Ended		For the Nine Months Ended
	Note	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
		USD	USD	USD	USD
Sales	10	86,525,885	78,750,577	263,534,751	228,173,360
Cost of sales		27,647,338	27,944,878	93,172,919	79,461,079
Gross profit		58,878,547	50,805,699	170,361,832	148,712,281

Operating expenses
Selling expenses		3,017,184	2,674,434	7,271,311	7,229,782
General and administrative expenses		15,095,872	11,510,981	38,997,568	27,485,566
Research and development expenses		1,042,806	1,595,140	3,441,344	3,984,447
Income from operations		39,722,685	35,025,144	120,651,609	110,012,486

Other income (expenses)
Equity in income (loss) of an equity method investee		1,097,338	(376,260)	1,140,873	(1,137,560)
Interest expense		(57,661)	(101,290)	(234,739)	(1,533,971)
Interest income		1,865,805	1,383,142	4,909,014	4,227,124
Loss from disposal of a subsidiary		(75,891)	-	(75,891)	-
Total other income, net		2,829,591	905,592	5,739,257	1,555,593

Earnings before income tax expense		42,552,276	35,930,736	126,390,866	111,568,079

Income tax expense	7	7,163,708	6,052,353	20,777,575	17,792,164

Net income		35,388,568	29,878,383	105,613,291	93,775,915

Less: Net income attributable to noncontrolling interest		6,997,207	7,001,833	20,271,640	21,012,934

Net income attributable to China Biologic Products, Inc.		28,391,361	22,876,550	85,341,651	72,762,981

Net income per share of common stock:	12
Basic		1.02	0.86	3.10	2.81
Diluted		1.01	0.82	3.05	2.68
Weighted average shares used in computation:	12
Basic		26,957,205	25,992,776	26,748,141	25,280,538
Diluted		27,297,118	27,056,215	27,193,108	26,488,730

Net income		35,388,568	29,878,383	105,613,291	93,775,915

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes		(3,543,648)	(15,704,961)	(14,241,256)	(15,095,718)

Comprehensive income		31,844,920	14,173,422	91,372,035	78,680,197

Less: Comprehensive income attributable to noncontrolling interest		6,365,548	4,015,428	17,812,998	18,302,111

Comprehensive income attributable to China Biologic Products, Inc.		25,479,372	10,157,994	73,559,037	60,378,086

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,	September 30,
	2016	2015
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	105,613,291	93,775,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,946,084	6,103,812
Amortization	678,981	637,301
Loss on sale of property, plant and equipment and land use rights	215,778	363,857
Allowance for doubtful accounts - accounts receivable, net	120,535	35,162
Allowance for doubtful accounts - other receivables and prepayments	45,537	793
Impairment for other non-current assets	1,225,200	-
Write-down of obsolete inventories	90,202	16,650
Deferred tax benefit	(1,710,855)	(55,232)
Share-based compensation	16,315,667	7,640,894
Equity in (income) loss of an equity method investee	(1,140,873)	1,137,560
Loss from disposal of a subsidiary	75,891	-
Excess tax benefits from share-based compensation arrangements	-	(288,681)
Change in operating assets and liabilities:
Accounts receivable	(16,104,694)	(16,229,405)
Prepayment and other current assets	(497,812)	742,586
Inventories	(24,493,697)	(26,058,886)
Accounts payable	(2,295,197)	659,077
Other payables and accrued expenses	(3,553,823)	4,240,643
Deferred income	(411,765)	(284,053)
Income tax payable	6,198,276	(170,407)
Net cash provided by operating activities	87,316,726	72,267,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for property, plant and equipment	(40,955,964)	(26,310,114)
Payment for intangible assets and land use rights	(1,572,919)	(4,199,308)
Refund of deposits related to land use right	10,297,893	-
Proceeds from sale of property, plant and equipment and land use rights	351,524	741,980
Loans lent to a third party	(12,332,718)	(28,450,202)
Proceeds from disposal of a subsidiary	128,654	-
Receipt of government grants related to property and equipment	-	2,452,864
Net cash used in investing activities	(44,083,530)	(55,764,780)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Nine Months Ended
	September 30,	September 30,
	2016	2015
	USD	USD
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercised	3,214,253	7,220,483
Repayment of bank loans	-	(97,910,360)
Maturity of deposit as security for bank loans	37,756,405	63,152,258
Excess tax benefits from share-based compensation arrangements	-	288,681
Dividend paid by subsidiaries to noncontrolling interest shareholders	(7,921,952)	-
Payment to noncontrolling interest shareholders in connection with their capital withdrawal	(13,502,700)	-
Net proceeds from reissuance of treasury stock	-	80,583,959
Dividend to the trial court to be held in escrow as to dispute with Jie’an	-	(3,690,814)
Net cash provided by financing activities	19,546,006	49,644,207

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(4,513,126)	(4,306,828)

NET INCREASE IN CASH AND CASH EQUIVALENTS	58,266,076	61,840,185

Cash and cash equivalents at beginning of period	144,937,893	80,820,224

Cash and cash equivalents at end of period	203,203,969	142,660,409

Supplemental cash flow information
Cash paid for income taxes	16,305,759	18,073,863
Cash paid for interest expense	-	1,426,883
Noncash investing and financing activities:
Acquisition of property, plant and equipment included in payables	5,512,453	1,990,043

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 AND 2015

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015, have been made. All significant intercompany transactions and balances are eliminated on consolidation.

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

(b)	Explanatory Note

For the reasons discussed below, the Company has corrected the number of the authorized shares of common stock from 1,000,000,000, as disclosed in the unaudited condensed consolidated balance sheets for the quarterly period ended June 30, 2016, to 100,000,000.

In connection with the 2016 annual meeting of stockholders (the “Annual Meeting”), the Company filed a definitive proxy statement on Schedule 14A on April 29, 2016 that included a proposal to amend the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 1,000,000,000. Such definitive proxy statement indicated that the approval of a majority of the quorum of stockholders present in person or by proxy at the Annual Meeting was necessary to approve the proposal to amend the Company’s certificate of incorporation. However, under Section 242 of the Delaware General Corporation Law, the approval of a majority of outstanding shares is required to amend the Company’s certificate of incorporation. At the Annual Meeting, the Company received the vote of a majority of the quorum in favor of the proposal, but not the required majority of outstanding shares. The Company did not receive the approval required under the Delaware General Corporation Law and therefore the number of authorized shares of common stock remains at 100,000,000.

The Company considers such revision to be immaterial and the revision had no impact on the unaudited condensed consolidated financial statements other than disclosure of the number of shares authorized on the face of the balance sheets.

(c)    Significant Concentration and Risks

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

Total cash at banks and deposits as of September 30, 2016 and December 31, 2015 amounted to $202,109,273 and $182,291,723, respectively, of which $2,461,610 and $3,020,569 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

The Company’s two major products are human albumin and human immunoglobulin for intravenous injection (“IVIG”). Human albumin accounted for 37.0% and 38.7% of the total sales for the three months ended September 30, 2016 and 2015, respectively, and 38.9% and 37.5% of the total sales for the nine months ended September 30, 2016 and 2015, respectively. IVIG accounted for 33.1% and 41.4% of the total sales for the three months ended September 30, 2016 and 2015, respectively, and 35.5% and 43.6% of the total sales for the nine months ended September 30, 2016 and 2015, respectively. If the market demands for human albumin and IVIG cannot be sustained in the future or the price of human albumin and IVIG decreases, the Company’s operating results could be adversely affected.

Substantially all of the Company’s customers are located in the PRC. There were no customers that individually comprised 10% or more of the total sales during the three months and nine months ended September 30, 2016 and September 30, 2015. There was no customer represented more than 10% of accounts receivables as at September 30, 2016 and December 31, 2015, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There was one supplier, namely, Xinjiang Deyuan Bioengineering Co., Ltd. (“Xinjiang Deyuan”), that comprised 10% or more of the total purchases for the three months and nine months ended September 30, 2016 and September 30, 2015, respectively. There was no supplier that represented more than 10% of accounts payables as at September 30, 2016. There was one supplier that represented more than 10% of accounts payables as at December 31, 2015.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	USD	USD
Accounts receivable	40,740,371	25,588,593
Less: Allowance for doubtful accounts	(551,558)	(443,624)
Total	40,188,813	25,144,969

The activity in the allowance for doubtful accounts-accounts receivable for the nine months ended September 30, 2016 and 2015 are as follows:

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
	USD	USD
Beginning balance	443,624	433,948
Provisions	120,535	35,162
Recoveries	-	-
Write-offs	-	-
Foreign currency translation adjustment	(12,601)	(16,268)
Ending balance	551,558	452,842

NOTE 3 – INVENTORIES

Inventories at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	USD	USD
Raw materials	76,193,306	57,418,230
Work-in-process	31,160,904	27,401,062
Finished goods	39,581,905	41,576,020
Total	146,936,115	126,395,312

An inventory write-down of $28,705 was recorded during the three months ended September 30, 2016. No inventory write-down was recorded during the three months ended September 30, 2015. An inventory write-down of $90,202 and $16,650 was recorded during the nine months ended September 30, 2016 and 2015, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	USD	USD
Buildings	35,370,056	31,505,133
Machinery and equipment	54,051,332	54,640,502
Furniture, fixtures, office equipment and vehicles	7,880,888	7,859,951
Total property, plant and equipment, gross	97,302,276	94,005,586
Accumulated depreciation	(36,235,207)	(31,521,859)
Total property, plant and equipment, net	61,067,069	62,483,727
Construction in progress	58,324,131	26,115,927
Prepayment for property, plant and equipment	15,033,269	16,764,597
Property, plant and equipment, net	134,424,469	105,364,251

Depreciation expense for the three months ended September 30, 2016 and 2015 was $2,356,056 and $1,980,213, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $6,946,084 and $6,103,812, respectively.

NOTE 5 – DEPOSITS RELATED TO LAND USE RIGHTS

In 2012, Guizhou Taibang made a refundable payment of RMB83,400,000 (approximately $12,489,150) to the local government in connection with the public bidding for a land use right in Guizhou Province. Given the decrease of the land area to be provided by the local government, RMB13,000,000 (approximately $1,946,750) and RMB10,000,000 (approximately $1,497,500) was refunded by the local government in December 2013 and January 2014, respectively. Guizhou Taibang completed the bidding and purchased the land use right in December 2015. For the nine months ended September 30, 2016, RMB59,665,759 (approximately $8,934,947) was refunded by the local government. The remaining deposit is expected to be refunded in 2017.

NOTE 6 – LOAN RECEIVABLE

(a)	Current

In June 2016, the Company entered into a RMB40,000,000 (approximately $5,990,000) loan agreement with Xinjiang Deyuan. Pursuant to the agreement, Guizhou Taibang agreed to provide Xinjiang Deyuan with interest-bearing loans at an interest rate of 6% per annum. The loan is unsecured and due on the earlier of 1) within five days after Xinjiang Deyuan obtaining other loans from financial institutions, or 2) September 20, 2016. Interest will be paid on the last day of each month. On July 1, 2016, RMB40,000,000 (approximately $5,990,000) was lent to Xinjiang Deyuan.

On October 18, 2016, the Company entered into a supplemental agreement to the loan agreement with Xinjiang Deyuan, pursuant to which the principal of the loan was agreed to offset purchase payment of plasma from Xinjiang Deyuan in two installments, with the remaining principal of the loan, if any, being repaid by Xinjiang Deyuan no later than December 20, 2016. The Company has the right to charge an interest rate of 9% per annum for any overdue loan since September 21, 2016 according to loan agreement.

Interest income of $79,906 was accrued by Guizhou Taibang for the three months and nine months period ended September 30, 2016 and $60,012 was received by Guizhou Taibang for the three months and nine months period ended September 30, 2016.

(b)	Non-current

In August 2015, the Company entered into a cooperation agreement with Xinjiang Deyuan and the controlling shareholder of Xinjiang Deyuan. Pursuant to the agreement, Guizhou Taibang agreed to provide Xinjiang Deyuan with interest-bearing loans at an interest rate of 6% per annum with an aggregate principal amount of RMB300,000,000 (approximately $44,925,000). The loans are due July 31, 2018 and secured by a pledge of Deyuan Shareholder’s 58.02% equity interest in Xinjiang Deyuan. Interest will be paid on the 20th day of the last month of each quarter. For the year ended December 31, 2015, RMB258,663,461 (approximately $38,734,853) was lent to Xinjiang Deyuan. The remaining RMB41,336,539 (approximately $6,190,147) was lent during the three months period ended March 31, 2016.

Interest income of $638,622 and $1,985,767 was accrued and received by Guizhou Taibang for the three months and nine months period ended September 30, 2016.

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

The Company’s effective income tax rates were 17% and 17% for the three months ended September 30, 2016 and 2015. The Company’s effective income tax rates were 16% and 16% for the nine months ended September 30, 2016 and 2015, respectively.

As of and for the three months ended September 30, 2016, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits to change significantly within the next 12 months.

NOTE 8 – OPTIONS AND NONVESTED SHARES

Options

A summary of stock options activity for the nine months ended September 30, 2016 is as follow:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
		USD		USD
Outstanding at December 31, 2015	651,897	10.44	5.24	86,064,461
Granted	-
Exercised	(304,826)	10.54		(31,741,472)
Forfeited and expired	-
Outstanding at September 30, 2016	347,071	10.35	4.23	39,612,865

Vested	347,071	10.35	4.23	39,612,865
Exercisable at September 30, 2016	347,071	10.35	4.23	39,612,865

For the three months ended September 30, 2016 and 2015, the Company recorded stock compensation expense of $162,047 and $243,578, respectively, in general and administrative expenses. For the nine months ended September 30, 2016 and 2015, the Company recorded stock compensation expense of $649,203 and $874,413, respectively, in general and administrative expenses.

Nonvested shares

A summary of nonvested shares activity for the nine months ended September 30, 2016 is as follows:

	Number of nonvested shares	Grant date weighted average fair value
		USD
Outstanding at December 31, 2015	669,100	77.49
Granted	511,200	119.75
Vested	(252,650)	66.10
Forfeited	(12,500)	66.74
Outstanding at September 30, 2016	915,150	104.39

For the three months ended September 30, 2016 and 2015, the Company recorded stock compensation expense of $6,846,521 and $3,363,835 respectively in general and administrative expenses. For the nine months ended September 30, 2016 and 2015, the Company recorded stock compensation expense of $15,666,464 and $6,766,481 respectively in general and administrative expenses.

At September 30, 2016, approximately $89,756,842 of stock compensation expense with respect to nonvested shares is expected to be recognized over approximately 2.98 years.

NOTE 9 – FAIR VALUE MEASUREMENTS

Management used the following methods and assumptions to estimate the fair value of financial instruments at the relevant balance sheet dates:

• Short-term financial instruments (including cash and cash equivalents, time deposits, accounts receivable, other receivables, loan receivable-current, accounts payable, and other payables and accrued expenses) – The carrying amounts of the short-term financial instruments approximate their fair values because of the short maturity of these instruments.

• Loan receivable-non current – The carrying amounts of loan receivable-non current approximate their fair value. The fair value is estimated using discounted cash flow analysis based on the Company’s incremental borrowing rates for similar borrowing.

NOTE 10 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the three months ended September 30, 2016 and 2015 are as follows:

	For the Three Months Ended
	September 30, 2016	September 30, 2015
	USD	USD
Human Albumin	32,050,728	30,442,931
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	28,608,129	32,610,967
Other Immunoglobulin products	13,449,552	4,951,787
Placenta Polypeptide	8,124,774	7,594,093
Others	4,292,702	3,150,799
Total	86,525,885	78,750,577

The Company’s sales by significant types of product for the nine months ended September 30, 2016 and 2015 are as follows:

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
	USD	USD
Human Albumin	102,387,387	85,538,413
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	93,439,551	99,552,008
Other Immunoglobulin products	30,555,619	15,936,561
Placenta Polypeptide	24,723,672	19,882,127
Others	12,428,522	7,264,251
Total	263,534,751	228,173,360

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2016, commitments outstanding for the purchase of property, plant and equipment approximated $27.8 million.

As of September 30, 2016, commitments outstanding for the purchase of plasma from 2016 to 2018 approximated $57.2 million.

Legal proceedings

Dispute with Jie’an over Certain Capital Injection into Guizhou Taibang

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from qualified strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority shareholder of Guizhou Taibang’s shares, Guizhou Jie’an Company, or Jie’an, did not support the plan and did not waive its right of first refusal. In May 2007, Guizhou Taibang signed an Equity Purchase Agreement with certain alleged strategic investors (who concealed their background), pursuant to which such investors agreed to invest an aggregate of RMB50,960,000 (approximately $7,631,260) in exchange for 21.4% of Guizhou Taibang’s equity interests. Such Equity Purchase Agreement was not approved or ratified by over two-thirds supermajority of Guizhou Taibang’s shareholders, which approval or ratification is required under the PRC Company Law. At the same time, as an existing shareholder, Jie’an also subscribed for 1,800,000 shares, representing its pro rata share of the 20,000,000 shares being offered. In total, Guizhou Taibang received RMB50,960,000 (approximately $7,631,260) from the investors and RMB6,480,000 (approximately $970,380) from Jie’an.

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

In December 2013, Jie’an brought a third lawsuit against Guizhou Taibang, requesting Guizhou Taibang to register 1.8 million shares under its name with the local AIC. In July 2014, the trial court denied Jie’an’s request to register such shares. Despite the denial of Jie’an’s share registration request, the trial court, however, in its ruling, ordered Guizhou Taibang to pay accumulated dividends of RMB13,809,197 (approximately $2,067,927) associated with these shares and the related interest expenses to Jie’an. Guizhou Taibang and Jie’an subsequently filed a cross-appeal. In December 2014, the appellate court ruled in favor of Jie’an supporting its request to register 1.8 million shares and ordered Guizhou Taibang to pay Jie’an its share of accumulated dividends of RMB18,339,227 (approximately $2,746,299) associated with these shares plus the related interest expenses to Jie’an. In the first half of 2015, Guizhou Taibang paid an aggregate of RMB22,639,227 (approximately $3,390,224) to the trial court held in escrow pending further appeal of this case. In June 2015, Guizhou Taibang appealed to the High Court of Guizhou, which overruled the decision of the appellate court and remanded the case to the trial court for retrial in September 2015. In August 2016, the trial court granted Jie’an’s petition to withdraw the lawsuit as Jie’an sought to withdraw its capital contribution in Guizhou Taibang pursuant to an agreement dated July 31, 2016. The funds held in escrow will be credited to the consideration payable to Jie’an for the capital withdrawal.

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

In March 2014, Guizhou Taibang held another shareholders meeting and the shareholders passed resolutions, or the March 2014 Resolutions, that, inter alia, re-calculated the ownership percentage in Guizhou Taibang based on the November 2013 Resolutions and the additional capital injections from existing shareholders. Guizhou Taibang subsequently updated the registration with the local AIC regarding the additional capital injections in August 2014. In September 2014, Jie’an and Shenzhen Yigong Shengda Technology Co., Ltd., or Yigong Shengda, another minority shareholder of Guizhou Taibang filed a lawsuit against Guizhou Taibang, requesting that the court declare both the November 2013 Resolutions and the March 2014 Resolutions void and instruct Guizhou Taibang to withdraw the AIC registration. In November 2014, the trial court suspended this case pending the final outcome of the third lawsuit filed by Jie’an. In October 2015, the trial court denied their request. In May 2016, the appellate court vacated the trial court’s decision to uphold Guizhou Taibang’s shareholders resolution, and remanded the case for retrial. In August 2016, the trial court granted the petitions by Jie’an and Yigong Shengda to withdraw the lawsuit as Jie’an and Yigong Shengda sought to withdraw their respective capital contributions in Guizhou Taibang pursuant to an agreement dated July 31, 2016.

On July 31, 2016, Guiyang Dalin Biologic Technologies Co., Ltd., or Guiyang Dalin, Guizhou Taibang, Jie’an and Yigong Shengda entered into an agreement, pursuant to which Jie’an and Yigong Shengda agreed to withdraw their respective capital contributions in Guizhou Taibang for an aggregate consideration of RMB415,000,000 (approximately $62,146,250). In August 2016, Guizhou Taibang paid the first installment of RMB90,000,000 (approximately $13,502,700) of the consideration to Jie’an and Yigong Shengda. Guizhou Taibang completed the AIC registration for the foregoing capital withdrawal in October 2016 and will pay the balance of the consideration to Jie’an and Yigong Shengda in accordance with the agreement. As a result of the capital withdrawal, Guiyang Dalin has become the sole shareholder of Guizhou Taibang.

As of September 30, 2016, Guizhou Taibang had maintained, on its balance sheet, payables to Jie’an in the amounts of RMB5,040,000 (approximately $754,740) as received funds in respect of the 1.8 million shares in dispute, RMB1,440,000 (approximately $215,640) for the over-paid subscription price paid by Jie’an and RMB3,913,734 (approximately $586,082) for the accrued interest.

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

In October 2010, the trial court denied such individual investor’s right as shareholder of Guizhou Taibang and his entitlement to share the dividends, which ruling was reaffirmed after a re-trial by the same trial court in December 2012. After such ruling, Guizhou Taibang attempted to return the originally received fund of RMB34,160,000 (approximately $5,115,460) to such investor by wiring the fund back to his bank account but was unable to do so due to the closure of his bank account. Another investor, however, accepted the returned fund of RMB11,200,000 (approximately $1,677,200) from Guizhou Taibang in November 2010. In 2013, the same individual investor appealed the case to the PRC Supreme Court, which also denied his claims for shareholder status in Guizhou Taibang and the related dividend distribution and accrued interest in September 2013. Such investor subsequently attempted to seek a re-trial by the PRC Supreme Court, which request was denied by the PRC Supreme Court in January 2014. He then applied to the PRC Supreme Procuratorate to request for a review of the PRC Supreme Court’s decision and seek an appeal by the PRC Supreme Procuratorate to the PRC Supreme Court for an ultimate re-trial on his behalf. In July 2015, the PRC Supreme Procuratorate rejected his request for review.

As of September 30, 2016, Guizhou Taibang had maintained, on its balance sheet, payables to the investors of RMB34,160,000 (approximately $5,115,460) as originally received funds from such individual investor in respect of the shares in dispute, RMB18,895,852 (approximately $2,829,654) for the interest expenses, and RMB341,600 (approximately $51,155) for the 1% penalty imposed by the Equity Purchase Agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor.

NOTE 12 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the Three Months Ended
	September 30, 2016	September 30, 2015
	USD	USD

Net income attributable to China Biologic Products, Inc.	28,391,361	22,876,550
Earnings allocated to participating nonvested shares	(888,528)	(572,297)
Net income used in basic/diluted net income per common stock	27,502,833	22,304,253

Weighted average shares used in computing basic net income per common stock	26,957,205	25,992,776
Diluted effect of stock options	339,913	1,063,439
Weighted average shares used in computing diluted net income per common stock	27,297,118	27,056,215

Net income per common stock – basic	1.02	0.86
Net income per common stock – diluted	1.01	0.82

During the three months ended September 30, 2016 and 2015, no option was antidilutive or excluded from the calculation of diluted net income per common stock.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
	USD	USD

Net income attributable to China Biologic Products, Inc.	85,341,651	72,762,981
Earnings allocated to participating nonvested shares	(2,314,921)	(1,656,974)
Net income used in basic/diluted net income per common stock	83,026,730	71,106,007

Weighted average shares used in computing basic net income per common stock	26,748,141	25,280,538
Diluted effect of stock options	444,967	1,208,192
Weighted average shares used in computing diluted net income per common stock	27,193,108	26,488,730

Net income per common stock – basic	3.10	2.81
Net income per common stock – diluted	3.05	2.68

During the nine months ended September 30, 2016 and 2015, no option was antidilutive or excluded from the calculation of diluted net income per common stock.

NOTE 13 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addressed and provided guidance for each of eight specific cash flow issues with the objective of reducing the existing diversity in practice. This standard will be effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-15 on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  This standard required that companies recognize the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs.  Current guidance prohibits companies from recognizing current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party.  This standard will be effective for public companies for annual periods beginning after December 15, 2017, including interim periods within that reporting period.  The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry growth and demand and acceptance of new and existing products; expectations regarding governmental approvals of our new products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“China Biologic,” “we,” “us,” the “Company” or “our” are to the combined business of China Biologic Products, Inc., a Delaware corporation, and its direct and indirect subsidiaries;
•	“China” or “PRC” are to the People’s Republic of China, excluding, for the purposes of this report only, Taiwan and the special administrative regions of Hong Kong and Macau;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“Guizhou Taibang” are to our majority owned subsidiary Guizhou Taibang Biological Products Co., Ltd., a PRC company, which became our wholly owned subsidiary in October 2016;
•	“Huitian” are to Xi’an Huitian Blood Products Co., Ltd., a PRC company in which we hold a minority equity interest;
•	“RMB” are to the legal currency of China;
•	“SEC” are to the Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Shandong Taibang” are to our majority owned subsidiary Shandong Taibang Biological Products Co. Ltd., a PRC company; and
•	“U.S. dollars,” “USD” and “$” are to the legal currency of the United States of America.

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

We have a strong product portfolio with over 20 different dosage forms of plasma products and other biopharmaceutical products across nine categories. Our principal products are human albumin and immunoglobulin for intravenous injection, or IVIG. Albumin has been used for almost 50 years to treat critically ill patients by assisting the maintenance of adequate blood volume and pressure. IVIG is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as their principal raw material. Sales of human albumin products represented approximately 37.0% and 38.7% of our total sales for the three months ended September 30, 2016 and 2015, respectively, and 38.9% and 37.5% of our total sales for the nine months ended September 30, 2016 and 2015, respectively. Sales of IVIG products represented approximately 33.1% and 41.4% of our total sales for the three months ended September 30, 2016 and 2015, respectively, and 35.5% and 43.6% of our total sales for the nine months ended September 30, 2016 and 2015, respectively. All of our products are prescription medicines administered in the form of injections.

Our sales model focuses on direct sales to hospitals and inoculation centers and is complemented by distributor sales. For the three months ended September 30, 2016 and 2015, our top five customers accounted for approximately 15.6% and 13.9%, respectively, of our total sales. For the nine months ended September 30, 2016 and 2015, our top five customers accounted for approximately 16.1% and 12.7%, respectively, of our total sales.

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

Recent Developments

In October 2016, Guizhou Taibang completed the registration with the local administration of industry and commerce in connection with the capital withdrawal by two former minority shareholders of Guizhou Taibang for an aggregate consideration of RMB415.0 million (approximately $62.1 million) pursuant to an agreement dated July 31, 2016. As part of the capital withdrawal plan, such minority shareholders also withdrew their existing lawsuits involving Guizhou Taibang. Guizhou Taibang paid the first installment of RMB90 million (approximately US$13.5 million) of the consideration to such former minority shareholders in August 2016 and will pay the balance of the consideration in accordance with the agreement. As a result of the capital withdrawal, Guizhou Taibang has become a wholly owned subsidiary of the Company.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended September 30, 2016:

•	Sales: Sales increased by $7.7 million, or 9.8%, to $86.5 million for the three months ended September 30, 2016, from $78.8 million for the same period in 2015.

•	Gross profit: Gross profit increased by $8.1 million, or 15.9%, to $58.9 million for the three months ended September 30, 2016, from $50.8 million for the same period in 2015.

•	Income from operations: Income from operations increased by $4.7million, or 13.4%, to $39.7 million for the three months ended September 30, 2016, from $35.0 million for the same period in 2015.

•	Net income attributable to the Company: Net income increased by $5.5 million, or 24.0%, to $28.4 million for the three months ended September 30, 2016, from $22.9 million for the same period in 2015.

•	Diluted net income per share: Diluted net income per share was $1.01 for the three months ended September 30, 2016, as compared to $0.82 for the same period in 2015.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and September 30, 2015

The following table sets forth key components of our results of operations in thousands of U.S. dollars for the periods indicated.

	For the Three Months Ended September 30,
	2016		2015
	Amount	% of Total Sales	Amount	% of Total Sales
	(U.S. dollars in thousands, except percentage and per share data)
Sales	86,526	100.0	78,751	100.0
Cost of sales	27,647	31.9	27,945	35.5
Gross margin	58,879	68.1	50,806	64.5
Operating expenses:
Selling expenses	3,017	3.5	2,675	3.4
General and administrative expenses	15,096	17.5	11,511	14.6
Research and development expenses	1,043	1.2	1,595	2.0
Total operating expenses	19,156	22.2	15,781	20.2
Income from operations	39,723	45.9	35,025	44.5
Other income (expenses):
Equity in income (loss) of an equity method investee	1,097	1.3	(376)	(0.5)
Interest expense	(58)	(0.1)	(101)	(0.1)
Interest income	1,866	2.2	1,383	1.8
Loss from disposal of a subsidiary	(76)	(0.1)	-	0.0
Total other income, net	2,829	3.3	906	1.2
Earnings before income tax expense	42,552	49.2	35,931	45.6
Income tax expense	7,164	8.3	6,052	7.7
Net income	35,388	40.9	29,879	37.9
Less: Net income attributable to noncontrolling interest	6,997	8.1	7,002	8.9
Net income attributable to the Company	28,391	32.8	22,877	29.0
Net income per share of common stock
Basic	1.02		0.86
Diluted	1.01		0.82

Sales

Our sales increased by $7.7 million, or 9.8%, to $86.5 million for the three months ended September 30, 2016, compared to $78.8 million for the same period in 2015. In RMB terms, our sales would have increased by 17.3% for the three months ended September 30, 2016 as compared to the same period in 2015. The increase in sales for the three months ended September 30, 2016 was primarily attributable to the price increase in human tetanus immunoglobulin products and sales volume increases in human albumin products, and human tetanus immunoglobulin products, partially offset by the decrease in sales volume of IVIG products.

The following table summarizes the breakdown of sales by significant types of product:

	For the Three Months Ended September 30,				Change
	2016		2015
	Amount	%	Amount	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human albumin	32.1	37.0	30.4	38.7	1.7	5.6
Immunoglobulin products:
IVIG	28.6	33.1	32.6	41.4	(4.0)	(12.3)
Other immunoglobulin products	13.4	15.5	5.0	6.3	8.4	168.0
Placenta polypeptide	8.1	9.4	7.6	9.6	0.5	6.6
Others	4.3	5.0	3.2	4.0	1.1	34.4
Totals	86.5	100.0	78.8	100.0	7.7	9.8

During the three months ended September 30, 2016 as compared to the three months ended September 30, 2015:

•	the average price for our approved human albumin products, which accounted for 37.0% of our total sales for the three months ended September 30, 2016, increased by 0.9% in RMB terms and decreased by 5.5% in USD terms; and

•	the average price for our approved IVIG products, which accounted for 33.1% of our total sales for the three months ended September 30, 2016, increased by 4.8% in RMB terms and decreased by 1.8% in USD terms.

The average sales price of our human albumin products and IVIG products increased in RMB terms for the three months ended September 30, 2016 as compared to the same period in 2015 following the removal of the retail price ceiling for drug products effective on June 1, 2015, backed by the market demand.

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

The sales volume of our human albumin products and IVIG products increased by 11.4% and decreased by 10.6%, respectively, for the three months ended September 30, 2016 as compared to the same period in 2015. The sales growth of human albumin products was primarily attributable to the increased production volume at Shandong Taibang and Guizhou Taibang as a result of increased plasma supply volume. The decrease in the sales of IVIG products for the three months ended September 30, 2016 as compared to the same period in 2015 was primarily due to the depletion of IVIG pastes we reserved from prior years that were processed and sold in 2015 and the allocation of more production facilities to human tetanus immunoglobulin products, which had higher margin, in the three months ended September 30, 2016.

The sales of other immunoglobulin products increased significantly for the three months ended September 30, 2016 as compared to the same period in 2015. Other immunoglobulin products accounted for 15.5% and 6.3% of our total sales for the three months ended September 30, 2016 and September 30, 2015, respectively. The increase was mainly attributable to the increase in both sales volume and sales price of human tetanus immunoglobulin products. The sales volume of our human tetanus immunoglobulin increased by 49.3% for the three months ended September 30, 2016 as compared to the same period in 2015. The average sales price of human tetanus immunoglobulin products increased significantly for the three months ended September 30, 2016 as compared to the same period in 2015 due to the significant market supply shortage following the removal of the retail price ceiling for drug products effective on June 1, 2015.

The sales increase of placenta polypeptide for the three months ended September 30, 2016 as compared to the same period in 2015 was mainly in line with the sales volume of placenta polypeptide, which increased by 9.8% for the three months ended September 30, 2016.

The sales increase of other products for the three months ended September 30, 2016 as compared to the same period in 2015 was mainly due to the increase in sales volume of human prothrombin complex concentrate, or PCC and factor VIII. Both our PCC and factor VIII experienced the sales ramp-up for the three months ended September 30, 2016.

Cost of sales and gross profit

	For the Three Months Ended September 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	27.6	28.0	(0.4)	(1.4)
as a percentage of total sales	31.9%	35.5%		(3.6)
Gross Profit	58.9	50.8	8.1	15.9
Gross Margin	68.1%	64.5%		3.6

Our cost of sales was $27.6 million, or 31.9% of our sales for the three months ended September 30, 2016, as compared to $28.0 million, or 35.5% of our sales for the same period in 2015. Our gross profit was $58.9 million and $50.8 million for the three months ended September 30, 2016 and 2015, respectively, representing gross margins of 68.1% and 64.5%, respectively.

Our cost of sales and gross margin are affected by the product pricing, raw material costs, product mix, yields and manufactory efficiency. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors consistent with the industry practice. We expected the nutrition fees to be paid to donors continue to increase as a result of improving living standards in China. Consequently, future improvements on margins will need to be derived from increases in product pricing, product mix, yields and manufacturing efficiency.

The cost of sales for the three months ended September 30, 2016 decreased by 1.4% in USD terms, or increased by 5.7% in RMB terms, as compared to the same period in 2015. The increase of cost of sales in RMB terms was mainly due to the increases in the sales volume of human albumin products and human tetanus immunoglobulin products, which was partially offset by the decrease in the sales volume of IVIG products. The increase of gross margin for the three months ended September 30, 2016 as compared to the same period in 2015 was mainly due to the increase of average sales price of certain plasma products, a more profitable product mix and a lower sales contribution from products made from raw materials purchased from Xinjiang Deyuan Bioengineering Co., Ltd., or Xinjiang Deyuan, whose cost is moderately higher than plasma from our own collection stations.

Operating expenses

	For the Three Months Ended September 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	19.1	15.8	3.3	20.9
as a percentage of total sales	22.2%	20.0%		2.2

Our total operating expenses increased by $3.3 million, or 20.9%, to $19.1 million for the three months ended September 30, 2016, from $15.8 million for the same period in 2015. As a percentage of sales, total expenses increased by 2.2% to 22.2% for the three months ended September 30, 2016, from 20.0% for the same period in 2015. The increase of the total operating expenses was mainly due to the increase of general and administrative expenses as discussed below.

Selling expenses

	For the Three Months Ended September 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	3.0	2.7	0.3	11.1
as a percentage of total sales	3.5%	3.4%		0.1

Our selling expenses increased by $0.3 million, or 11.1%, to $3.0 million for the three months ended September 30, 2016, from $2.7 million for the same period in 2015. As a percentage of sales, our selling expenses remained stable for the three months ended September 30, 2016 as compared to the same period in 2015. The increase of the selling expenses was mainly in line with the sales growth in the three months ended September 30, 2016 as compared to the same period in 2015.

General and administrative expenses

	For the Three Months Ended September 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	15.1	11.5	3.6	31.3
as a percentage of total sales	17.5%	14.6%		2.9

Our general and administrative expenses increased by $3.6 million, or 31.3%, to $15.1 million for the three months ended September 30, 2016, from $11.5 million for the same period in 2015. General and administrative expenses as a percentage of sales increased by 2.9% to 17.5% for the three months ended September 30, 2016, from 14.6% for the same period in 2015. The increase in general and administrative expenses was mainly due to the increase of share-based compensation expenses of $3.4 million.

Research and development expenses

	For the Three Months Ended September 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	1.0	1.6	(0.6)	(37.5)
as a percentage of total sales	1.2%	2.0%		(0.8)

Our research and development expenses decreased by $0.6 million, or 37.5%, to $1.0 million for the three months ended September 30, 2016, from $1.6 million for the same period in 2015. The decrease in research and development expenses was mainly due to the completion of certain research and development programs and approximately $0.5 million in government grant which was recorded as deduction of research and development expenses in the three months period ended September 30, 2016.

Income tax

	For the Three Months Ended September 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax	7.2	6.0	1.2	20.0
as a percentage of total sales	8.3%	7.7%		0.6

Our income tax expenses increased by $1.2 million, or 20.0%, to $7.2 million for the three months ended September 30, 2016, from $6.0 million for the same period in 2015. Our effective income tax rate remained at 16.8% for the three months ended September 30, 2016 and 2015. The statutory tax rate applicable to our major operating subsidiaries in the PRC for 2016 and 2015 is 15.0%.

Comparison of Nine months Ended September 30, 2016 and September 30, 2015

The following table sets forth key components of our results of operations in thousands of U.S. dollars for the periods indicated.

	For the Nine Months Ended September 30,
	2016		2015
	Amount	% of Total Sales	Amount	% of Total Sales
	(U.S. dollars in thousands, except percentage and per share data)
Sales	263,535	100.0	228,173	100.0
Cost of sales	93,173	35.4	79,461	34.8
Gross margin	170,362	64.6	148,712	65.2
Operating expenses:
Selling expenses	7,271	2.8	7,230	3.2
General and administrative expenses	38,998	14.8	27,486	12.0
Research and development expenses	3,441	1.3	3,984	1.7
Total operating expenses	49,710	18.9	38,700	17.0
Income from operations	120,652	45.7	110,012	48.2
Other income (expenses):
Equity in income (loss) of an equity method investee	1,141	0.4	(1,138)	(0.5)
Interest expense	(235)	(0.1)	(1,534)	(0.7)
Interest income	4,910	1.9	4,228	1.9
Loss from disposal of a subsidiary	(76)	0.0	-	0.0
Total other income, net	5,740	2.2	1,556	0.7
Earnings before income tax expense	126,392	47.9	111,568	48.9
Income tax expense	20,778	7.9	17,792	7.8
Net income	105,614	40.0	93,776	41.1
Less: Net income attributable to noncontrolling interest	20,272	7.6	21,013	9.2
Net income attributable to the Company	85,342	32.4	72,763	31.9
Net income per share of common stock
Basic	3.10		2.81
Diluted	3.05		2.68

Sales

Our sales increased by $35.3 million, or 15.5%, to $263.5 million for the nine months ended September 30, 2016, compared to $228.2 million for the same period in 2015. In RMB terms, our sales would have increased by 23.1% for the nine months ended September 30, 2016 as compared to the same period in 2015. Such increase of sales was mainly due to the price increase in human tetanus immunoglobulin products and sales volume increases in human albumin products, human tetanus immunoglobulin products and placenta polypeptide products.

The following table summarizes the breakdown of sales by significant types of product:

	For the Nine Months Ended September 30,				Change
	2016		2015
	Amount	%	Amount	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human albumin	102.4	38.9	85.5	37.5	16.9	19.8
Immunoglobulin products:
IVIG	93.4	35.5	99.6	43.6	(6.2)	(6.2)
Other immunoglobulin products	30.6	11.6	15.9	7.0	14.7	92.5
Placenta polypeptide	24.7	9.4	19.9	8.7	4.8	24.1
Others	12.4	4.6	7.3	3.2	5.1	69.9
Totals	263.5	100.0	228.2	100.0	35.3	15.5

During the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015:

•	the average price for our approved human albumin products, which accounted for 38.9% of our total sales for the nine months ended September 30, 2016, increased by 2.0% in RMB terms and decreased by 4.3% in USD terms , respectively; and

•	the average price for our approved IVIG products, which accounted for 35.5% of our total sales for the nine months ended September 30, 2016, increased by 3.9% in RMB terms and decreased by 2.5% in USD terms, respectively.

The average sales price of our human albumin products and IVIG products increased in RMB terms for the nine months ended September 30, 2016 as compared to the same period in 2015 following the removal of the retail price ceiling for drug products effective on June 1, 2015, backed by the market demand.

The sales volume of our human albumin products and IVIG products increased by 25.0% and decreased by 3.7%, respectively, for the nine months ended September 30, 2016 as compared to the same period in 2015. The sales growth of human albumin products was primarily attributable to the increased production volume at Shandong Taibang and Guizhou Taibang as a result of increased plasma supply volume. The decrease in the sales of IVIG products for the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to the depletion of IVIG pastes we reserved from prior years that were processed and sold in 2015 and the allocation of more production facilities to human tetanus immunoglobulin products, which had higher margin, in the nine months ended September 30, 2016.

The sales of other immunoglobulin products increased by 92.5% for the nine months ended September 30, 2016 as compared to the same period in 2015. Other immunoglobulin products accounted for 11.6% and 7.0% of our total sales for the nine months ended September 30, 2016 and September 30, 2015, respectively. The increase was mainly attributable to the increase in both sales volume and sales price of human tetanus immunoglobulin products. The sales volume of our human tetanus immunoglobulin increased by 64.7% for the nine months ended September 30, 2016 as compared to the same period in 2015. The average sales price of human tetanus immunoglobulin products increased significantly for the nine months ended September 30, 2016 as compared to the same period in 2015 due to the significant market supply shortage following the removal of the retail price ceiling for drug products effective on June 1, 2015.

The sales increase of placenta polypeptide for the nine months ended September 30, 2016 as compared to the same period in 2015 was mainly in line with the sales volume of placenta polypeptide. The sales volume of placenta polypeptide increased by 28.2% for the nine months ended September 30, 2016 primarily because we increased our market penetration into more hospitals through our improved sales capabilities.

The sales increase of other products for the nine months ended September 30, 2016 as compared to the same period in 2015 was mainly due to the increase in sales volume of PCC and factor VIII. Both our PCC and factor VIII experienced the sales ramp-up for the nine months ended September 30, 2016.

Cost of sales and gross profit

	For the Nine Months Ended September 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	93.2	79.5	13.7	17.2
as a percentage of total sales	35.4%	34.8%		0.6
Gross Profit	170.3	148.7	21.6	14.5
Gross Margin	64.6%	65.2%		(0.6)

Our cost of sales was $93.2 million, or 35.4% of our sales for the nine months ended September 30, 2016, as compared to $79.5 million, or 34.8% of our sales for the same period in 2015. Our gross profit was $170.3 million and $148.7 million for the nine months ended September 30, 2016 and 2015, respectively, representing gross margins of 64.6% and 65.2%, respectively.

The increase in cost of sales for the nine months ended September 30, 2016 as compared to the same period in 2015 was mainly due to the increases in sales volume of human albumin products, human tetanus immunoglobulin products and placenta polypeptide products. The increase in cost of sales as a percentage of sales increased for the nine months ended September 30, 2016 as compared to the same period in 2015 was mainly due to the higher cost of plasma purchased from Xinjiang Deyuan, which was partially offset by the increase in the average sales price of certain plasma products and a more profitable product mix.

For the nine months ended September 30, 2016 and 2015, the sales derived from the raw material purchased from Xinjiang Deyuan, whose cost is moderately higher than plasma from our own collection stations, accounted for 10.8% and 1.3% of total plasma product sales, respectively. Excluding the sales of products made from outsourced raw plasma, our gross margin would have been moderately higher for the nine months ended September 30, 2016 as compared to the same period in 2015, which was mainly attributable to the increase of sales price and a more profitable product mix.

Operating expenses

	For the Nine Months Ended September 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	49.7	38.7	11.0	28.4
as a percentage of total sales	18.9%	17.0%		1.9

Our total operating expenses increased by $11.0 million, or 28.4%, to $49.7 million for the nine months ended September 30, 2016, from $38.7 million for the same period in 2015. As a percentage of sales, total expenses increased by 1.9% to 18.9% for the nine months ended September 30, 2016, from 17.0% for the same period in 2015. The increase of the total operating expenses was mainly in line with the increase of the general and administrative expenses as discussed below.

Selling expenses

	For the Nine Months Ended September 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	7.3	7.2	0.1	1.4
as a percentage of total sales	2.8%	3.2%		(0.4)

Our selling expenses increased by $0.1 million, or 1.4%, to $7.3 million for the nine months ended September 30, 2016, from $7.2 million for the same period in 2015. As a percentage of sales, our selling expenses decreased by 0.4% to 2.8% for the nine months ended September 30, 2016, from 3.2% for the same period in 2015, primarily due to the promotion activities on human rabies immunoglobulin products we carried out in the nine months ended September 30, 2015.

General and administrative expenses

	For the Nine Months Ended September 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	39.0	27.5	11.5	41.8
as a percentage of total sales	14.8%	12.0%		2.8

Our general and administrative expenses increased by $11.5 million, or 41.8%, to $39.0 million for the nine months ended September 30, 2016, from $27.5 million for the same period in 2015. General and administrative expenses as a percentage of sales increased by 2.8% to 14.8% for the nine months ended September 30, 2016, from 12.0% for the same period in 2015. The increase in general and administrative expenses was mainly due to the increase of share-based compensation expenses of $8.7 million and a prepayment impairment of $1.2 million.

Research and development expenses

	For the Nine Months Ended September 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	3.4	4.0	(0.6)	(15.0)
as a percentage of total sales	1.3%	1.7%		(0.4)

Our research and development expenses decreased by $0.6 million, or 15.0%, to $3.4 million for the nine months ended September 30, 2016, from $4.0 million for the same period in 2015. In the nine months ended September 30, 2016 and 2015, we received government grants of $0.7 million and $0.9 million, respectively, and recognized the grants as a reduction of research and development expenses for each relevant period.

Income tax

	For the Nine Months Ended September 30,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax	20.8	17.8	3.0	16.9
as a percentage of total sales	7.9%	7.8%		0.1

Our income tax expenses increased by $3.0 million, or 16.9%, to $20.8 million for the nine months ended September 30, 2016, from $17.8 million for the same period in 2015. Our effective income tax rates were 16.4% and 15.9% for the nine months ended September 30, 2016 and 2015, respectively. The statutory tax rate applicable to our major operating subsidiaries in the PRC for 2016 and 2015 is 15.0%.

Foreign Currency Exchange Impact

As all of our consolidated revenues and consolidated costs of sales and majority of expenses are denominated in RMB, and all of our assets are denominated in RMB, except certain cash balances, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars, which is our reporting currency, and RMB. For details, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Foreign Exchange Risk.”

Given our operations primarily in China, we evaluate certain key items of our financial results on a local currency basis (i.e., in RMB) in addition to the reporting currency (i.e., in USD). The local currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing local currency information on such key items enhances the understanding of our financial results and evaluation of performance in comparison to prior periods. We calculate changes in local currency percentages by comparing financial results denominated in RMB from period to period.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by bank borrowings and equity contributions by our stockholders. As of September 30, 2016, we had $203.2 million in cash and cash equivalents, primarily consisting of cash on hand and demand deposits.

The following table provides the summary of our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2016	2015
	(U.S. dollars in millions)
Net cash provided by operating activities	87.3	72.3
Net cash used in investing activities	(44.1)	(55.8)
Net cash provided by financing activities	19.6	49.7
Effects of exchange rate change on cash	(4.5)	(4.3)
Net increase in cash and cash equivalents	58.3	61.9
Cash and cash equivalents at beginning of the period	144.9	80.8
Cash and cash equivalents at end of the period	203.2	142.7

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2016 was $87.3 million, as compared to $72.3 million for the same period in 2015. The increase in net cash provided by operating activities was largely consistent with the improvements in our results of operations and the increase of net non-cash operating expenses for the nine months ended September 30, 2016 as compared to the same period in 2015. Our cash inflows from operating activities are negatively affected by increases in accounts receivable and inventory.

Accounts receivable

Our accounts receivable increased by $16.1 million and $16.2 million as of September 30, 2016 and 2015, respectively, as compared with the balance as of December 31, 2015 and 2014, respectively. The accounts receivable turnover days for plasma products were 45 days for the nine months periods ended September 30, 2016 and 2015. To enhance our business relationship with certain key customers, we granted longer credit terms to certain qualified hospitals during the nine months ended September 30, 2016 and granted special credit term extensions to certain distributors of rabies immunoglobulin products in the same period of 2015.

Inventories

Our inventory cycle slowed down for the nine months ended September 30, 2016 as compared to the same period in 2015. The inventory turnover days increased to 398 days for the nine months ended September 30, 2016 from 387 days for the same period in 2015, which was mainly due to an increase in our inventory of raw materials purchased from Xinjiang Deyuan as of September 30, 2016 as compared to that balance as of September 30, 2015.

Net non-cash operating expenses

Net non-cash operating expenses increased by $7.3 million during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to the increase of share-based compensation expenses totaling $8.7 million.

Investing Activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment, and intangibles.

Net cash used in investing activities for the nine months ended September 30, 2016 was $44.1 million, as compared to $55.8 million for the same period in 2015. During the nine months ended September 30, 2016 and 2015, we paid $42.5 million and $30.5 million, respectively, for the acquisition of property, plant and equipment, intangible assets and land use rights for Shandong Taibang and Guizhou Taibang. During the nine months ended September 30, 2016 and 2015, we granted loans of $12.3 million and $28.5 million, respectively, to Xinjiang Deyuan. During the nine months ended September 30, 2016, we received a refund of $10.3 million from the local government of Guiyang with respect to deposits of land use rights. During the nine months ended September 30, 2015, we received $2.5 million government grants related to property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $19.6 million, as compared to $49.7 million for the same period in 2015. The net cash provided by financing activities for the nine months ended September 30, 2016 mainly consisted of the proceeds of $3.2 million from stock option exercised and the maturity of a $37.8 million time deposit as a security for a bank loan that was fully repaid in June 2015, partially offset by a dividend of $7.9 million paid to the minority shareholder by Shandong Taibang and payment of $13.5 million to the former minority shareholders of Guizhou Taibang in connection with their capital withdrawal from Guizhou Taibang. The net cash provided by financing activities for the nine months ended September 30, 2015 mainly consisted of net proceeds of $80.6 million from a follow-on offering of our stock in June 2015, proceeds of $63.2 million from the maturity of deposits used as security for bank loans and proceeds of $7.2 million from stock options exercised, partially offset by repayments of bank loans of $97.9 million and a dividend of $3.7 million held in escrow by a trial court in connection with disputes with a former minority shareholder of Guizhou Taibang.

The remaining balance of the consideration payable to former minority shareholders of Guizhou Taibang in connection with their capital withdrawal in Guizhou Taibang, will be paid in accordance with the relevant agreement.

Our management believes that we have sufficient cash on hand and will continue to have positive cash inflow for our operations from the sale of our products in the PRC market.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of September 30, 2016:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
	(U.S. dollars in millions)
Operating lease commitment	1.2	0.4	0.6	-	0.2
Purchase commitment	57.2	28.6	28.6	-	-
Capital commitment	27.8	25.0	2.8	-	-
Total	86.2	54.0	32.0	-	0.2

The remaining balance of the consideration payable to former minority shareholders of Guizhou Taibang in connection with their capital withdrawal in Guizhou Taibang, will be paid in accordance with the relevant agreement.

Seasonality of Our Sales

Our results of operations and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

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

RMB is currently freely convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment. In addition, beginning in July 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of major foreign currencies. Under the managed floating exchange rate regime, RMB is no longer pegged to U.S. dollars. The People’s Bank of China announces the closing prices of foreign currencies such as U.S. dollars traded against RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and makes such prices the central parity for trading against RMB on the following business day. On March 17, 2014, the People’s Bank of China announced a policy to further expand the maximum daily floating range of RMB trading prices against U.S. dollars in the inter-bank spot foreign exchange market to 2.0%. In the long term, RMB may appreciate or depreciate more significantly in value against U.S. dollars or other foreign currencies, depending on the market supply and demand with reference to a basket of major foreign currencies. On August 10, 2015, the People’s Bank of China announced that it had changed the calculation method for RMB’s daily central parity exchange rate against U.S. dollars, which resulted in an approximately 2.0% depreciation of RMB on that day. RMB continued to experience an approximately 8% depreciation against U.S. dollars throughout the remainder of 2015 and up to the date of this report.

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States, Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong, or China Deposit Insurance Scheme insured limits for the banks located in the PRC. Total cash at banks and restricted cash deposits as of September 30, 2016 and December 31, 2015 amounted to $203.2 million and $182.3 million, respectively, $2.5 million and $3.0 million of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash at banks and deposits.

Inflation

Inflationary factors such as increases in the cost of our sales and overhead costs may adversely affect our results of operations. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs.

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 38.9% and 35.5% of the total sales for the nine months ended September 30, 2016, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our results of operations could be materially and adversely affected.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. David (Xiaoying) Gao and our Chief Financial Officer, Mr. Ming Yang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2016. Based on that evaluation, Mr. Gao and Mr. Yang concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Other than the legal proceedings set forth below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or results of operations.

Dispute with Jie’an over Certain Capital Injection into Guizhou Taibang

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from qualified strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority shareholder of Guizhou Taibang’s shares, Guizhou Jie’an Company, or Jie’an, did not support the plan and did not waive its right of first refusal. In May 2007, Guizhou Taibang signed an Equity Purchase Agreement with certain alleged strategic investors (who concealed their background), pursuant to which such investors agreed to invest an aggregate of RMB51.0 million (approximately $7.6 million) in exchange for 21.4% of Guizhou Taibang’s equity interests. Such Equity Purchase Agreement was not approved or ratified by over two-thirds supermajority of Guizhou Taibang’s shareholders, which approval or ratification is required under the PRC Company Law. At the same time, as an existing shareholder, Jie’an also subscribed for 1,800,000 shares, representing its pro rata share of the 20,000,000 shares being offered. In total, Guizhou Taibang received RMB51.0 million (approximately $7.6 million) from the investors and RMB6.5 million (approximately $1.0 million) from Jie’an.

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

In December 2013, Jie’an brought a third lawsuit against Guizhou Taibang, requesting Guizhou Taibang to register 1.8 million shares under its name with the local AIC. In July 2014, the trial court denied Jie’an’s request to register such shares. Despite the denial of Jie’an’s share registration request, the trial court, however, in its ruling, ordered Guizhou Taibang to pay accumulated dividends of RMB13.8 million (approximately $2.1 million) associated with these shares and the related interest expenses to Jie’an. Guizhou Taibang and Jie’an subsequently filed a cross-appeal. In December 2014, the appellate court ruled in favor of Jie’an supporting its request to register 1.8 million shares and ordered Guizhou Taibang to pay Jie’an its share of accumulated dividends of RMB18.3 million (approximately $2.7 million) associated with these shares plus the related interest expenses to Jie’an. In the first half of 2015, Guizhou Taibang paid an aggregate of RMB22.6 million (approximately $3.4 million) to the trial court held in escrow pending further appeal of this case. In June 2015, Guizhou Taibang appealed to the High Court of Guizhou, which overruled the decision of the appellate court and remanded the case to the trial court for retrial in September 2015. In August 2016, the trial court granted Jie’an’s petition to withdraw the lawsuit as Jie’an sought to withdraw its capital contribution in Guizhou Taibang pursuant to an agreement dated July 31, 2016. The funds held in escrow will be credited to the consideration payable to Jie’an for the capital withdrawal.

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

In March 2014, Guizhou Taibang held another shareholders meeting and the shareholders passed resolutions, or the March 2014 Resolutions, that, inter alia, re-calculated the ownership percentage in Guizhou Taibang based on the November 2013 Resolutions and the additional capital injections from existing shareholders. Guizhou Taibang subsequently updated the registration with the local AIC regarding the additional capital injections in August 2014. In September 2014, Jie’an and Shenzhen Yigong Shengda Technology Co., Ltd., or Yigong Shengda, another minority shareholder of Guizhou Taibang, filed a lawsuit against Guizhou Taibang, requesting that the court declare both the November 2013 Resolutions and the March 2014 Resolutions void and instruct Guizhou Taibang to withdraw the AIC registration. In November 2014, the trial court suspended this case pending the final outcome of the third lawsuit filed by Jie’an. In October 2015, the trial court denied their request. In May 2016, the appellate court vacated the trial court’s decision to uphold Guizhou Taibang’s shareholders resolution, and remanded the case for retrial. In August 2016, the trial court granted the petitions by Jie’an and Yigong Shengda to withdraw the lawsuit as Jie’an and Yigong Shengda sought to withdraw their respective capital contributions in Guizhou Taibang pursuant to an agreement dated July 31, 2016.

On July 31, 2016, Guiyang Dalin Biologic Technologies Co., Ltd., or Guiyang Dalin, Guizhou Taibang, Jie’an and Yigong Shengda entered into an agreement, pursuant to which Jie’an and Yigong Shengda agreed to withdraw their respective capital contributions in Guizhou Taibang for an aggregate consideration of RMB415.0 million (approximately $62.1 million). In August 2016, Guizhou Taibang paid the first installment of RMB90.0 million (approximately $13.5 million) of the consideration to Jie’an and Yigong Shengda. Guizhou Taibang completed the AIC registration for the foregoing capital withdrawal in October 2016 and will pay the balance of the consideration to Jie’an and Yigong Shengda in accordance with the agreement. As a result of the capital withdrawal, Guiyang Dalin has become the sole shareholder of Guizhou Taibang.

As of September 30, 2016, Guizhou Taibang had maintained, on its balance sheet, payables to Jie’an in the amounts of RMB5.0 million (approximately $0.8 million) as received funds in respect of the 1.8 million shares in dispute, RMB1.4 million (approximately $0.2 million) for the over-paid subscription price paid by Jie’an and RMB3.9 million (approximately $0.6 million) for the accrued interest.

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

In October 2010, the trial court denied such individual investor’s right as shareholder of Guizhou Taibang and his entitlement to share the dividends, which ruling was reaffirmed after a re-trial by the same trial court in December 2012. After such ruling, Guizhou Taibang attempted to return the originally received fund of RMB34.2 million (approximately $5.1 million) to such investor by wiring the fund back to his bank account but was unable to do so due to the closure of his bank account. Another investor, however, accepted the returned fund of RMB11.2 million (approximately $1.7 million) from Guizhou Taibang in November 2010. In 2013, the same individual investor appealed the case to the PRC Supreme Court, which also denied his claims for shareholder status in Guizhou Taibang and the related dividend distribution and accrued interest in September 2013. Such investor subsequently attempted to seek a re-trial by the PRC Supreme Court, which request was denied by the PRC Supreme Court in January 2014. He then applied to the PRC Supreme Procuratorate to request for a review of the PRC Supreme Court’s decision and seek an appeal by the PRC Supreme Procuratorate to the PRC Supreme Court for an ultimate re-trial on his behalf. In July 2015, the PRC Supreme Procuratorate rejected his request for review.

As of September 30, 2016, Guizhou Taibang had maintained, on its balance sheet, payables to the investors of RMB34.2 million (approximately $5.1 million) as originally received funds from such individual investor in respect of the shares in dispute, RMB18.9 million (approximately $2.8 million) for the interest expenses, and RMB0.3 million (approximately $51,155) for the 1% penalty imposed by the Equity Purchase Agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor.

ITEM 1A.	RISK FACTORS.

As of the date of this filing, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in the above-referenced Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended September 30, 2016 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during this period. No repurchases of our common stock were made during the three months ended September 30, 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Disclosure pursuant to Section 13(r) of the Exchange Act

Pursuant to Section 13(r) of the Exchange Act, we may be required to disclose in our annual and quarterly reports to the SEC whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by U.S. economic sanctions. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

The description of the activities below has been provided to us by Warburg Pincus LLC, or WP, affiliates of which (i) designated a member of our board of directors, who resigned in August 2016, and (ii) beneficially own more than 10.0% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited, or SAMIH. SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

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

We understand that one or more SEC-reporting affiliates of SAMIH intends to disclose in its next annual or quarterly SEC report that:

(a)	Santander UK plc (“Santander UK”) holds two savings accounts and one current account for two customers resident in the United Kingdom (“UK”) who are currently designated by the United States (“US”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

(b)	Santander UK held a savings account for a customer resident in the UK who is currently designated by the US under the SDGT sanctions program. The savings account was closed on July 26, 2016. Revenue generated by Santander UK on this account in the nine months ended September 30, 2016 was negligible relative to the overall revenues of Banco Santander SA.

(c)	Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the nine months ended September 30, 2016. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

(d)	Santander UK holds three current accounts and a savings account for two customers resident in the UK who are currently designated by the US under the Transnational Criminal Organizations (“TCO”) sanctions program. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

(e)	In addition, during the nine months ended September 30, 2016, Santander UK had an OFAC match on a power of attorney account. A party listed on the account is currently designated by the US under the SDGT sanctions program and the Iranian Financial Sanctions Regulations. The power of attorney was removed from the account on July 29, 2016. During the nine months ended September 30, 2016, related revenues and profits generated by Santander UK were negligible relative to the overall revenues and profits of Banco Santander SA.

Renewed Executive Employment Agreements

Effective retrospectively August 31, 2016, the Company entered into a second amended and restated employment agreement dated November 1, 2016 with each of Mr. Ming Yang, the Company’s Chief Financial Officer, and Mr. Ming Yin, the Company’s Senior Vice President, to renew their employment agreements with the Company, which expired on August 31, 2016. The renewed employment agreements have terms substantially identical to the expired agreements except for the increased base salaries as authorized by our board of directors in August 2015. Each of the renewed agreements has a term of one year and allows for an automatic renewal of another year if the parties do not notify each other of their intention to terminate the agreement by August 1, 2017, in which case the agreement will expire on August 31, 2018.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2016	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ming Yang
Ming Yang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of China Biologic Products, Inc. as filed with the Secretary of State of the State of Delaware on June 23, 2014 (incorporated by reference to Amendment No. 1 as filed with the SEC on November 2, 2016 to Form 8-K as filed with the SEC on June 20, 2016).
3.1.1	Certificate of Correction to Certificate of Incorporation of China Biologic Products, Inc. as filed with the Secretary of State of the State of Delaware on October 31, 2016 (incorporated by reference to Amendment No. 1 as filed with the SEC on November 2, 2016 to Form 8-K as filed with the SEC on June 20, 2016).
3.1.2	Certificate of Change of Registered Office of China Biologic Products, Inc. as filed with the Secretary of State of the State of Delaware on November 1, 2016.
10.1	Summary English translation of settlement agreement dated July 31, 2016 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by the Company on August 4, 2016).
10.2	Summary English translation of guarantee agreement dated July 31, 2016 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by the Company on August 4, 2016).
10.3	Consulting agreement between the Company and David Li dated July 1, 2016 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by the Company on August 4, 2016).
10.4	Second amended and restated employment agreement between the Company and David (Xiaoying) Gao dated August 4, 2016 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed by the Company on August 4, 2016).
10.5	Second Amended and Restated Employment Agreement between the Company and Ming Yang dated November 1, 2016.
10.6	Second Amended and Restated Employment Agreement between the Company and Ming Yin dated November 1, 2016.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data filed pursuant to Rule 405 of Regulation S-T.