Form 10-K
period 2016-12-31
China Biologic Products, Inc.
filed 2017-02-23
CIK 1369868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐         No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing sale price on June 30, 2016 as reported on the NASDAQ Global Select Market, was approximately $2,162 million.

There were a total of 27,184,780 shares of the registrant’s common stock outstanding as of February 23, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this annual report on Form 10-K.

Annual Report on Form 10-K

Year Ended December 31, 2016

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry growth and demand and acceptance of new and existing products; expectations regarding governmental approvals of our new products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of our company to differ materially from those expressed or implied by such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to, among others, our ability to overcome competition from local and international pharmaceutical enterprises; decrease in the availability, or increase in the cost, of plasma; failure to renew plasma collection permits for plasma collection stations; failure to meet the GMP standard or other mandatory requirements for any of our facilities; failure to obtain PRC governmental approval to increase retail prices of certain of our biopharmaceutical products; loss of key members of our senior management; and unexpected changes in the PRC government’s regulation of the biopharmaceutical industry in China, or changes in China’s economic situation and legal environment. Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 1A “Risk Factors.”

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“China Biologic,” “we,” “us,” “our company,” or “our” are to China Biologic Products, Inc., a Delaware corporation, and, unless the context requires otherwise, its direct and indirect subsidiaries;

•	“China” or “PRC” are to the People’s Republic of China, excluding, for the purposes of this report only, Taiwan and the special administrative regions of Hong Kong and Macau;

•	“CFDA” are to China Food and Drug Administration;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“GMP” are to good manufacturing practice;

•	“Guizhou Taibang” are to Guizhou Taibang Biological Products Co., Ltd., a PRC company indirectly wholly owned by us, formerly known as Guiyang Qianfeng Biological Products Co., Ltd.;

•	“Huitian” are to Xi’an Huitian Blood Products Co., Ltd., a PRC company in which we hold an indirect minority equity interest;

•	“NDRC” are to the PRC National Development and Reform Commission;

•	“NHFPC” are to the PRC National Health and Family Planning Commission, formerly known as the PRC Ministry of Health;

•	“RMB” are to the legal currency of China;

•	“PFDA” are to PRC provincial food and drug administration;

•	“SEC” are to the Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Shandong Taibang” are to Shandong Taibang Biological Products Co., Ltd., a PRC company indirectly majority owned by us;

•	“Taibang Biological” are to Taibang Biological Ltd., a British Virgin Islands company wholly owned by us, formerly known as Logic Express, Ltd.;

•	“Taibang Holdings” are to Taibang Holdings (Hong Kong) Limited, a Hong Kong company indirectly wholly owned by us, formerly known as Logic Holdings (Hong Kong) Limited; and

•	“U.S. dollars” or “$” are to the legal currency of the United States.

PART I

ITEM 1. BUSINESS.

OVERVIEW

We are a biopharmaceutical company principally engaged in the research, development, manufacturing and sales of human plasma-based biopharmaceutical products, or plasma products, in China. We are among the top three producers of plasma products in China in terms of 2016 sales, based on our industry knowledge. We operate our business through a majority owned subsidiary, Shandong Taibang, a company based in Tai’an, Shandong Province and a wholly owned subsidiary, Guizhou Taibang, a company based in Guiyang, Guizhou Province. We also hold a minority equity interest in Huitian, a plasma products company based in Xi’an, Shaanxi Province.

We have a strong product portfolio with over 20 different dosage forms of plasma products and other biopharmaceutical products across nine categories. All of our products are prescription medicines administered in the form of injections. Our principal products are human albumin and immunoglobulin for intravenous injection, or IVIG. Albumin has been used for almost 50 years to treat critically ill patients by assisting the maintenance of adequate blood volume and pressure. IVIG is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as their principal raw material. Sales of human albumin products represented approximately 39.2%, 37.6% and 39.3% of our total sales for 2016, 2015 and 2014, respectively. Sales of IVIG products represented approximately 34.6%, 42.2% and 40.4% of our total sales for 2016, 2015 and 2014, respectively.

Our sales model focuses on direct sales to hospitals and inoculation centers and is complemented by distributor sales. In 2016, we generated sales of $341.2 million, an increase of 15.1% from 2015, and recorded net income attributable to our company of $104.8 million, an increase of 17.8 % from 2015. In 2015, we generated sales of $296.5 million, an increase of 21.9% from 2014, and recorded net income attributable to our company of $89.0 million, an increase of 25.5% from 2014.

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
100%
Taibang Biological Ltd. (BVI)
100%
Taibang Holdings (Hong Kong) Limited (Hong Kong)
Offshore
Onshore
100%
Taibang Biotech (Shandong) Co., Ltd.
100%
100%
Guiyang Dalin Biologic Technologies Co., Ltd.
Taibang (Beijing) Pharmaceutical Research Institute Co., Ltd.
82.76%
35.0%
100%
Shandong Taibang Biological Products Co., Ltd.
Guizhou Taibang Biological Products Co., Ltd. (1)
Xi'an Huitian Blood Products Co., Ltd. (2)
100%
Guizhou Qianfeng Renyuan Bio Material Co., Ltd
100%
100%
100%
80.0%
20.0%
Twelve operating plasma collection companies (including one branch collection facility)
Two operating plasma collection companies
Five non-operating plasma collection companies
Three operating plasma collection companies

(1)	In April 2016, Guiyang Dalin Biologic Technologies Co., Ltd. increased its equity interest in Guizhou Taibang from 81.81% to 85.27% following a series of capital injections. In November 2016, two former minority shareholders withdrew their respective capital contributions in Guizhou Taibang, and as a result, Guizhou Taibang became a wholly owned subsidiary of Guiyang Dalin Biologic Technologies Co., Ltd. See “Legal Proceedings — Dispute with Jie’an over Certain Capital Injection into Guizhou Taibang” for further details.
(2)	Pursuant to an investment entrustment agreement dated September 12, 2008, Shandong Taibang holds the 35.0% equity interest in Huitian as a nominee for the benefit of Taibang Biological. For further details on the investment entrustment agreement, see our Current Report on Form 8-K filed with the SEC on October 16, 2008.
(3)	On September 3, 2016, the Company disposed of its 100% equity interest in Shandong Taibang Medical Company for a cash consideration of $128,654. The carrying value of net identifiable assets (including currency translation difference) amounted to $204,545 as at September 3, 2016, resulting in a disposal loss of $75,891.

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

INDUSTRY

Overview

We operate in the plasma industry in China. We derive certain industry-related data from reports and written analysis prepared by The Marketing Research Bureau, Inc., or MRB, an independent research firm focused on blood and plasma industry data on a global level, including a China-specific report from January 2017.

China is the second largest plasma products market in the world, after the United States. According to MRB, China’s plasma products market (excluding recombinant products) grew from $0.80 billion in 2009 to $2.47 billion in 2015 in terms of sales revenue, representing a compound annual growth rate, or CAGR, of 20.7%. MRB expects that by 2018, China’s plasma-derived products market will reach over $3.3 billion, representing about a 35% increase from 2015, assuming domestic plasma supply continues to grow at least 8% annually. Based on our industry knowledge, human albumin products dominated China’s plasma products market with a market share of 64.7% in terms of sales revenue in 2016, and IVIG products accounted for 25.2% of the market. Other plasma products, including coagulation factors, accounted for the remaining 10.1% of the market in 2016.

Compared to more developed countries, China has a lower per capita usage level of plasma products, and China’s plasma products market is significantly different in terms of product composition and range. In more developed countries such as the United States, IVIG products account for a majority of plasma product sales. This difference reflects the maturity levels of the plasma industries in these countries. According to MRB, plasma fractionation came into existence in the 1940s in the United States, whereas in China, plasma processing appeared in the 1960s or 1970s. Until the early 1970s, the U.S. plasma products market was dominated by albumin products, as is the case in China’s market presently. The current low per capita consumption of IVIG products in China is primarily attributable to a lack of awareness of the benefits of IVIG therapy, especially in medical conditions such as primary immune deficiency or chronic inflammatory demyelinating polyneuropathy, and lower per capita healthcare spending in China. China’s plasma products market is expected to be increasingly driven by IVIG products in the future as IVIG therapy becomes more widespread as a result of the combined efforts of physician education and product promotion, among other factors.

Based on our industry knowledge, China National Biotec Group, or CNBG, Hualan Biological Engineering Inc., or Hualan, and China Biologic, were the top three plasma product manufacturers in terms of sales revenue in 2016.

Overall Plasma Products Market Trends

Compared to more developed countries, China’s plasma products market has distinctive characteristics and trends, including the following:

High Entry Barriers. The PRC State Council has ceased issuing new plasma fractionation licenses since 2001, and there are approximately 30 licensed producers of plasma products in China, of which only approximately 28 are currently in operation. Nearly all of these producers make albumin and IVIG products, but only five of them, including China Biologic, make factor VIII products. Furthermore, foreign investment in domestic producers of plasma products is subject to stringent government approval process. As a result, existing China-based producers with large production capacities face limited competition and are well positioned to gain more market share during the industry consolidation phase.

Stringent regulation. China’s plasma products market is stringently regulated. Because of the public health crises of contaminated plasma products experienced by China over the past decade, China has implemented, and is expected to continue to maintain, stringent regulations for the plasma products industry in the foreseeable future. The opening of a new plasma collection station in China requires the approval by three levels of government authorities, namely the provincial, municipal and county level authorities, which is a time-consuming and difficult process. To be eligible to open a new collection station, a company must produce no fewer than six types of plasma products, which must include products in three mandatory categories, namely human albumin, immunoglobulin and coagulation factors. From 2010 to 2015, various local governments approved the opening of plasma collection stations by small companies that were not able to produce all the mandatory products. In response, in December 2016, the NHFPC and CFDA jointly released a new guideline on the regulation of plasma collection stations. The guideline aims to strengthen regulatory oversight for existing collection stations and approval requirements for new plasma collection stations, and to tighten safety control at the plasma collection stations to improve the quality of plasma collected. The guideline states that in considering the applications for the opening of new plasma collection stations, the relevant authorities should give priority to companies with strong research and development capabilities, high plasma utilization rate and good management practice. We believe this guideline will benefit large plasma products manufacturers like China Biologic by reducing the chance for smaller manufacturers to open new plasma collection stations.

Demand outstripping supply. Due to stringent regulations on the collection of raw plasma from human beings and a lack of plasma donation, China has experienced a shortage of plasma products since the 1980s. There are fewer than 220 plasma collection centers in China, compared to over 530 in the United States. The restriction on approving new collection centers in China, cultural barriers to plasma donation, concerns over plasma donation safety, and low quantity per donation and long intervals between donations contribute to the supply shortage. According to the National Health and Family Planning Committee (NHFPC), the demand for raw plasma materials in China is estimated to be over 10,000 tons per annum. Total plasma collected in 2015 was 5600 tonnes in China, in comparison with over 30,000 tonnes in the United States. As a result, the tendering prices for plasma products by various provincial and regional governments have been slightly increased or stabilized in contrast to price cuts for other drugs.

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

Low consumption level and huge growth potential. While China’s plasma products market has experienced rapid growth in recent years, China’s per capita consumption of plasma products lags substantially behind more developed countries. The following chart sets forth the comparison of per capita consumptions of selected plasma products in China and the United States in 2015:

Source: MRB

(1)	Based on 2015 per capita consumption (kilogram per million inhabitants) in the Unites States divided by 2015 per capita consumption in China.
(2)	Based on 2015 per capita consumption (international units per capita) in the Unites States divided by 2015 per capita consumption in China.

Based on our industry knowledge, as a result of the growing number of patients seeking treatment of plasma products, an increasing awareness of health benefits of plasma products and the rising affordability of plasma products since the commencement of China’s healthcare reform, China’s plasma products market is expected to continue to have substantial growth potential.

Improved fractionation technologies. In the early years of plasma fractionation in China, technologies used were not as sophisticated as those in the United States, resulting in relatively low yields and a product portfolio limited to only two or three products (albumin, IVIG and hyper-immune globulin products). Technologies used by and yields from leading domestic manufacturers are, however, on par with international standards, and these manufacturers are well positioned to manufacture safer products and have higher production efficiency compared with other domestic companies.

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

Albumin Market Trends

According to MRB, human albumin products achieved sales revenue of $1.57 billion in 2015, accounting for 63.8% of China’s plasma products market (excluding recombinant factors) in 2015 and representing a CAGR of approximately 25.3% from 2009.

The robust demand for albumin products in China continues to grow as a result of the high incidence of hypo-albuminemia from liver cirrhosis, cancer and in cardiac surgeries. Unlike many other plasma products, albumin products may be imported from other countries due to the acute shortage of albumin products from domestic manufacturers, and as a result, many multinational plasma product manufacturers are expected to continue to divert a large portion of their albumin products to China’s market in the future so long as the price in China remains competitive. Based on our industry knowledge, imported albumin products accounted for approximately 56.2% of China’s albumin products market in 2016. CNBG, Hualan, and China Biologic were the three largest domestic albumin product manufacturers with a combined market share close to 19.9%, and China Biologic ranked the third with a market share of approximately 6.5%, in terms of sales revenue in 2016.

IVIG Market Trends

According to MRB, China’s IVIG products achieved sales revenue of $671.0 million in 2015, representing a CAGR of approximately 14.5% from 2009. Based on our industry knowledge, CNBG, Hualan, and China Biologic were the three largest domestic albumin product manufacturers with a combined market share close to 48.5%, and China Biologic ranked the third with a market share of approximately 14.7%, in terms of sales revenue in 2016.

In more developed countries, major applications of IVIG therapy are for chronic diseases such as primary immune deficiency and chronic inflammatory demyelinating polyneuropathy, which require treatment for a number of years or even lifetime. In contrast, IVIG therapy is only used to treat acute diseases and infections in China. The substantial growth in China’s IVIG products market in recent years was mainly due to increasing awareness by doctors of the benefits of IVIG therapy. Compared with the markets in more developed countries, China’s IVIG products market is far from mature. In 2015, for instance, the per capita consumption of IVIG products in China was 15.0 grams per 1,000 inhabitants, as compared to over 200 grams per 1,000 inhabitants in the United States, according to MRB, and therefore there is tremendous growth potential as China’s IVIG per capita consumption draws closer to that of the United States. Developing this market requires significant efforts from IVIG manufacturers to educate physicians, the public and the health authorities on the benefits of IVIG therapy for a number of medical conditions. In countries with higher per capita consumption of IVIG products, the efficacy of IVIG therapy in a number of medical conditions has been promoted over the years by clinical trials, anecdotal reports, scientific articles, educational activities for physicians and medical students, medical conferences and seminars, and promotional campaigns such as advertisements in medical journals. The role of a specialized sales force was also instrumental in the rapid acceptance of IVIG therapy in North America and Europe. In addition, patient organizations, which are largely supported by IVIG manufacturers, have also become increasingly important in recent years, as they are able to draw physicians’ attention to antibody deficiency tests. All of these factors may be replicated in China as a result of IVIG manufacturers’ educational and promotional efforts as well as economic development and healthcare spending growth in China.

Factor VIII Market Trends

According to MRB, China’s market size for plasma-derived factor VIII was $36.2 million in terms of sales revenue in 2015, representing a CAGR of approximately 22.7% from 2009. Based on our industry knowledge, only five domestic plasma product manufacturers offered plasma-derived factor VIII in 2016. Hualan, Green Cross (China) Biological Products Co., Ltd., and China Biologic were the largest three domestic manufacturers of plasma-derived factor VIII with a combined market share close to 84.9%, and China Biologic ranked the third with a market share of approximately 21.8%, in terms of sales revenue in 2016.

There were over 15,000 registered hemophilia patients in China as of December 31, 2016, according to China Hemophilia Association, which underpins a significant market demand for factor VIII products. Due to an acute shortage of plasma-derived coagulation factor concentrates available in China as a result of limited coagulation factor manufacturers, recombinant factor VIII products have taken a growing role in hemophilia care in China. However, since recombinant products are approximately twice more expensive than plasma-derived factor VIII products and not covered by national health insurance for full reimbursement in China, they are used only in the absence of suitable plasma-derived products. As an increasing number of China-based manufacturers, including China Biologic, commercially launched factor VIII products, the supply is expected to increase and lead to overall market growth. It is unlikely, however, that plasma-derived factor VIII will be able to fully meet the market demand if hemophilia care continues to improve in China. China’s market for factor VIII products is expected to experience a continued shortage of plasma-derived factor VIII products in the foreseeable future.

BUSINESS

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in and capitalize on the growth of the plasma products market:

Leading producer of plasma products in China with strong growth potential

We are one of the top three producers of plasma products in terms of 2016 sales revenue based on our industry knowledge. In the albumin segment, which accounts for a majority of the plasma products market in China, we are the third largest domestic producer with a market share of approximately 6.5% in terms of 2016 sales revenue, based on our industry knowledge. In the IVIG segment, which is the second largest segment of the plasma products market in China, we are also the third largest producer overall in China with a market share of approximately 14.7% in terms of 2016 sales revenue, based on our industry knowledge.

We have a strong product portfolio with over 20 different dosage forms of plasma products and other biopharmaceutical products across nine categories and a robust near-term product pipeline of seven products. We believe that we are one of the only four plasma products manufacturers in China with the product portfolio comprising at least eight categories of plasma products. Since different types of plasma products utilize different protein components of plasma, different types of plasma products can be produced from the same raw plasma supply with minimal incremental increase in raw material cost. Our broad product portfolio, supported by our strong research and development capabilities, therefore, provides us with the benefit of more comprehensive plasma utilization, which in turn contributes to higher profit margins.

We believe that product safety and supply stability are the most critical considerations for hospitals and inoculation centers in making purchase decisions on plasma products. We implement stringent quality control measures throughout our production process, and have not historically experienced failure to receive pre-sale approval or had a recall with respect to any of our plasma products. We currently have a manufacturing facility in Guizhou Province and expect to launch a new manufacturing facility in Shandong Province by the end of 2017 to replace our old facility in Shandong Province, which together will reach a production capacity of 1,600 tonnes. As a leading producer of plasma products, we have been able to maintain a steady plasma supply volume and sales volume over the years. Our safety record and the stability of our supply, we believe, have strengthened our business relationship with existing customers and enhanced our ability to acquire new customers.

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

Stable and growing supply of plasma with strategically located collection stations

Our ability to secure and expand our supply of plasma, a critical raw material for our operations, is one of our key strengths. Our plasma collection network consists of 14 captive plasma collection stations (including one branch collection facility). In addition, Huitian, a company in which we hold a minority equity interest, operates three plasma collection stations. In 2016, we were among the top five plasma collectors in China in terms of collection volume with approximately 12.4% of the total national supply, based on our industry knowledge.

We operate nine plasma collection stations (including one branch collection facility) in Shandong Province, two in Guangxi Province, two in Guizhou Province, and one in Hebei Province, covering 33 cities and counties with an aggregate population of approximately 42.6 million. Shandong Province has one of the largest population, and Guangxi Province and Guizhou Province are among the least economically developed regions in China — both favorable characteristics underpinning a strong and stable plasma supply. Hebei Province is an underdeveloped province for plasma collection that provides convenient and economic transportation to our manufacturing facilities in adjacent Shandong Province.

We continue to seek innovative ways to identify and attract potential plasma donors. We regularly organize a variety of community events to deliver our messages that focus on the life-saving and other social contribution aspects of plasma donation. We also regularly review our donor compensation to ensure that it remains competitive. In addition, we actively seek to expand the geographic coverage of our existing collection stations to gain access to additional donor populations. As a result of our collection efforts, our average plasma collection volume is greater than the national average by approximately 78.0% in 2016 based on our industry knowledge. Our total plasma collection volume increased by approximately 16.9% from 2015 to 2016.

In addition to increasing our collection volume at existing plasma collection stations, we also seek to build new plasma collection stations to expand our donor base. For example, in October 2014, we received regulatory approval to build two new plasma collection stations in Xinglong and Daming Counties, respectively, in Hebei Province. In June 2016, we received the operating permit for and commenced operations at our new plasma collection station in Xinglong County. The Daming station is still under construction as of the date of this report and is expected to open in 2017. In December 2016, we received the regulatory approvals to build a new plasma collection station in Ju County in Shandong Province and to build a branch collection facility in Feicheng County to operate under our Ningyang plasma collection station in Shandong Province.

Robust near-term product pipeline to capture full plasma value chain backed by strong research and development capabilities

We currently have six new products under development, with one of them in registration stage and expected to be commercially launched in the second half of 2017. We expect our expanding product portfolio to further increase our comprehensive plasma utilization, which will in turn lead to higher profit margins. With our current and pipeline products, we believe that by 2018, our product offerings will be able to capture substantially all of the value along the plasma products value chain.

Benefiting, in part, from our direct sales to hospitals and inoculation centers, our ability to bring new products to market reflects a research and development process that is demand-driven and highly responsive to physician feedback and the latest market trends in medicine. To complement our research and development efforts, we also work closely with a number of leading research institutes in China specializing in plasma products. As of December 31, 2016, we held 55 patents for plasma products.

Leading position in China’s fast-growing IVIG products market

We are the third largest producer of IVIG products in China in terms of 2016 sales revenue based on our industry knowledge. Our IVIG sales, accounting for approximately 34.6% of our total sales, increased to $117.9 million in 2016 from $98.4 million in 2014, representing a CAGR of 9.5% between 2014 and 2016. We attribute our rapid growth and leading position in the IVIG products market, in part, to our continued efforts to promote IVIG therapy to physicians in tier one cities.

Compared with markets in more developed countries, China’s IVIG products market is far from mature. In more developed countries, major applications of IVIG therapy are for chronic diseases, which require treatment for a number of years or even lifetime, while in China, IVIG therapy is only used to treat acute diseases and infections. Also, the per capita consumption of IVIG products in China is significantly lower than that in the more developed countries, and therefore there is significant growth potential as China’s IVIG consumption draws closer to that of the more developed countries as a result of growing awareness of IVIG therapy and favorable government reimbursement policies. For details of the IVIG products market comparison, see “Industry — IVIG Market Trends.” As a leading player in China’s IVIG products market, we are uniquely positioned to benefit from the anticipated increase in demand from the popularization of IVIG therapy.

Flexible and effective sales and distribution model aimed to maximize penetration

We have a flexible sales model that focuses on direct sales to hospitals and inoculation centers and is complemented by distributor sales. Under this sales model, our products reach 30 provinces, municipalities and autonomous regions in China.

In 2016, 55.3% of our product sales were generated from direct sales, and in 2016, our direct sales network covered approximately 605 hospitals and inoculation centers. Our sales and marketing team, consisting of 114 employees as of December 31, 2016, is responsible for the sales and marketing efforts to our end customers and provide product educational programs and other sales support directly to doctors and nurses. These efforts are designed to ensure effective and seamless communications with our end customers, particularly with respect to clinical education, which provides us with first-hand intelligence on the latest industry trends and market demands and enables us to provide better after-sale services and support. For example, our sales and marketing team actively promotes new IVIG indications that are widely accepted in more developed countries but less known among Chinese physicians.

Our direct sales network is complemented by sales through distributors, which accounted for 38.9% of our plasma sales in 2016. We select our distributors through a rigorous process, which focuses on market leadership in the covered region, the degree of control we have over to which hospitals our products are sold (i.e., larger and higher tiered hospitals are preferred), and the level of access we have to our customers (i.e., greater access enables us to better track the sales of our products).

We believe that our flexible sales model of focusing on direct sales is cost-effective and has helped us to achieve strong financial performance. Our selling expenses as a percentage of sales were 3.4%, 3.4% and 4.4% in 2016, 2015 and 2014, respectively; and our operating margin was 42.1%, 44.7% and 45.7% during these periods, respectively.

Experienced and committed management team

We have an experienced, dedicated and visionary management team with an in-depth understanding of the pharmaceutical industry in China. Our Chairman and Chief Executive Officer, Mr. David (Xiaoying) Gao, with more than 14 years of experience in the pharmaceutical industry, was instrumental in the development and implementation of our business strategy. Before joining our company, Mr. Gao was the chief executive officer of BMP Sunstone Corporation before that company was acquired by Sanofi. Our Chief Financial Officer, Ming Yang, has more than 19 years of financial management and accounting experience. Mr. Guangli Pang and Mr. Gang Yang, the general manager of Shandong Taibang and Guizhou Taibang, respectively, have more than 30 and 20 years of experience in the plasma products industry in China, respectively. Since our current senior management team was put in place in 2012, we have been committed to improving corporate governance and enhancing shareholder value. We believe our management team, with their extensive industry background and strong management talent, provides a strong foundation for the execution of our growth strategy and achievement of our goals.

Our Business Strategy

Our mission is to become a first-class biopharmaceutical enterprise in China. To achieve this objective, we have implemented a business strategy with the following key components:

Securing the supply of plasma

Due to the shortage of plasma, we plan to build new plasma collection stations in regions not covered by our existing collection network as well as to expand collection territories of existing plasma collection stations in order to secure our plasma supply. We currently have a total of 14 plasma collection stations (including one branch collection facility) in operation, of which nine are in Shandong Province, two in Guangxi Province, two in Guizhou Province and one in Hebei Province. In October 2014, we received the regulatory approval to build two new plasma collection stations in Xinglong and Daming Counties, respectively, in Hebei Province. In June 2016, we received the operating permit for and commenced operations at our new plasma collection station in Xinglong County. The Daming station is still under construction as of the date of this report and is expected to open in 2017. In December 2016, we received the regulatory approvals to build a new plasma collection station in Ju County in Shandong Province and to build a branch collection facility in Feicheng County to operate under our Ningyang plasma collection station in Shandong Province. Meanwhile, we are carrying out various promotional activities to stabilize and expand our donor base for our existing plasma collection stations. A majority of our plasma collection stations recorded increases in plasma collection volume in 2016 as compared to 2015.

Further strengthening of research and development capability

We believe that, unlike other more developed countries such as the United States, China’s plasma products are at an early stage of development. There are many other plasma products that are being used in the United States, which are not currently manufactured or used widely in China. We intend to strengthen our research and development capabilities through in-house development and partnership with leading international players to expand our product line to include plasma products that have higher margins and are technologically more advanced. We also intend to continue to improve the yield for our products. As a result of our research and development efforts, we currently have six products under development, with one of them in registration stage and expected to be commercially launched in the second half of 2017. For further details of our pipeline products, see “— Our Research and Development Efforts” below. We believe that our increased focus on research and development will give us a competitive advantage in China over our competitors.

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

Organic growth complemented by acquisition of competitors and/or other biologic-related companies

We have expanded organically by securing sufficient plasma supply and strengthening in-house development efforts. In addition to organic growth, acquisition is an important part of our expansion strategy. Although there are approximately 30 approved plasma-based biopharmaceutical manufacturers in the market, we believe that there are approximately 28 manufactures currently in operation in China, only about half of which are competitive. We estimate that the top five manufacturers in China accounted for more than 70.5% market share (excluding imports) in terms of sales revenue in 2016. Furthermore, we believe that the regulatory authorities are considering further industry reform and those smaller, less competitive manufacturers will face possible revocation of their manufacturing permits by the regulators due to the compliance cost, making them potential targets for acquisition. If we are presented with appropriate opportunities, we may acquire additional companies, products or technologies in the biologic-related sectors (e.g., medical, pharmaceutical and biopharmaceutical) to complement our current business operations.

Our Products

Our principal products are our approved human albumin and IVIG products. Human albumin is principally used to treat critically ill patients by replacing lost fluid and maintaining adequate blood volume and pressure. IVIG products are primarily used to enhance specific immunity, a defense mechanism by which the human body generates certain immunoglobulin, or antibodies, against invasion by potentially dangerous substances. In a situation where the human body cannot effectively react to these foreign substances, injection of IVIG products can provide sufficient antibodies to neutralize such substances. We are currently approved to produce over 20 different dosage forms of plasma products, which are listed in the table below.

Approved Products(1)(2)	Treatment/Use
Human albumin – 20%/10ml, 20%/25ml, 20%/50ml, 10%/100ml, 10%/20ml, 10%/50ml, 25%/50ml and 20%/50ml (10g, from factor IV)	Shock caused by blood loss trauma or burn; raised intracranial pressure caused by hydrocephalus or trauma; oedema or ascites caused by hepatocirrhosis and nephropathy; prevention and treatment of low-density-lipoproteinemia; and neonatal hyperbilirubinemia.

Human immunoglobulin – 10%/3ml and 10%/1.5ml	Original immunoglobulin deficiency, such as X chain low immunoglobulin, familiar variable immune deficiency, immunoglobulin G secondary deficiency; secondary immunoglobulin deficiency, such as severe infection, newborn sepsis; and auto-immune deficiency diseases, such as original thrombocytopenia purpura or Kawasaki disease.

IVIG – 5%/25ml, 5%/50ml, 5%/100ml and 5%/200ml	Same as above.

Human hepatitis B immunoglobulin – 100 IU, 200IU and 400IU	Prevention of measles and contagious hepatitis. When applied together with antibiotics, its curative effect on certain severe bacteria or virus infection may be improved.

Human rabies immunoglobulin – 100IU, 200IU and 500IU	Mainly for passive immunity from bites or claws by rabies or other infected animals. All patients suspected of being exposed to rabies are treated with a combined dose of rabies vaccine and human rabies immunoglobulin.

Human tetanus immunoglobulin – 250IU	Mainly used for the prevention and therapy of tetanus. Particularly applied to patients who have allergic reactions to tetanus antitoxin. (3)

Placenta polypeptide – 4ml/vial	Treatment for cell immunity deficiency diseases, viral infection and leucopenia caused by various reasons, and assist in postoperative healing.

Factor VIII – 200IU and 300IU	Treatment for coagulopathies such as hemophilia A and increased concentration of coagulation factor VIII.

Human prothrombin complex concentrate (or PCC) – 300IU	Treatment for congenital and acquired clotting factor II, VII, IX, X deficiency, such as Hemophilia B, excessive anticoagulant, and vitamin K deficiency, etc.

(1)	“%” represents the degree of dosage concentration for the product and each product has its own dosage requirement. For example, human albumin 20%/10ml means 2g of human albumin is contained in each 10ml packaging and human immunoglobulin 10%/3ml means 300mg of human immunoglobulin is contained in each 3ml packaging. Under PRC law, each variation in the packaging, dosage and concentration of medical products requires separate registration and approval by CFDA before it may be commercially available for sale. For example, among our human albumin products, only human albumin 20%/10ml, 20%/25ml, 20%/50ml, 10%/100ml, 10%/20ml, 10%/50ml, 25%/50ml and 20%/50ml (10g, from factor IV) products are currently approved and are commercially available.

(2)	“IU” means International Units. IU is a unit used to measure the activity of many vitamins, hormones, enzymes, and drugs. An IU is the amount of a substance that has a certain biological effect. For each substance there is an international agreement on the biological effect that is expected for 1 IU. In the case of immunoglobulin, it means the number of effective units of antibodies in each package.

(3)	Tetanus antitoxin is a cheaper injection treatment for tetanus. However, it is not widely used because most people are allergic to it.

Our approved human albumin, immunoglobulin (including IVIG), factor VIII and PCC products all use human plasma as the primary raw material. All of our approved products are prescription medicines administered in the form of injections.

We have two product liability insurance policies covering Shandong Taibang’s and Guizhou Taibang’s products in the amount of RMB20 million (approximately $2.9 million) each. Since our establishment in 2002, we have been subject to four lawsuits filed by patients who were treated with our products and received blood and/or plasma transfusions. See “Risk Factors — Risks Relating to Our Business — Product liability claims or product recalls involving our products could have a material adverse effect on our business” for further details. We do not expect these four claims to have a material adverse effect on our company.

Raw Materials

Plasma from in-house collection

Plasma is the principal raw material for our biopharmaceutical products. We currently operate 12 plasma collection stations (including one branch collection facility) through Shandong Taibang and two plasma collection stations through Guizhou Taibang. We plan to build new plasma collection stations throughout China as well as to expand collection territories of existing plasma collection stations. In October 2014, we received the regulatory approval to build two new plasma collection stations in Xinglong and Daming Counties, respectively, in Hebei Province. In June 2016, we received the operating permit for and commenced operations at our new plasma collection station in Xinglong County. The new station in Daming County is under construction as of the date of this report and is expected to open in 2017. In December 2016, we received the regulatory approvals to build a new plasma collection station in Ju County in Shandong Province and to build a branch collection facility in Feicheng County to operate under our Ningyang plasma collection station in Shandong Province. We believe that our plasma collection stations give us a stable source of plasma supply and control over product quality. Also, we believe that we have enjoyed benefits of economies of scale, including sharing certain administration and management expenses across our several plasma collection stations. A majority of our plasma collection stations recorded increases in plasma collection volume in 2016 as compared to 2015.

Plasma sourced from Xinjiang Deyuan

We purchased approximately 143 tonnes of source plasma and plasma pastes from Xinjiang Deyuan Bioengineering Co., Ltd., or Xinjiang Deyuan, for a total consideration of approximately RMB139 million (approximately US$20.0 million) in 2015. The final products made from such raw materials were fully released into the market by the first half of 2016.

We entered into a cooperation agreement with Xinjiang Deyuan and its controlling shareholder in August 2015, pursuant to which Xinjiang Deyuan agreed to sell to us no less than 500 tonnes of source plasma in batches from August 2015 to August 2018. As required and approved by the local regulator, all plasma used for production must be able to be traced to plasma collection stations, and therefore, we monitor the quality of the plasma collection process at Xinjiang Deyuan. We purchased approximately 210.7 tonnes of source plasma from Xinjiang Deyuan in 2016, which was 17.8% more than the expected volume according to the agreement as of December 31, 2016. The final products made from this plasma began to be released to the market from the fourth quarter of 2016. Our transactions with Xinjiang Deyuan will provide us a significant volume of additional raw material over the contracted period and enable us to efficiently enhance our production capacity utilization and supply more plasma products to satisfy growing market demand.

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

Our five largest suppliers for other raw materials and packaging materials in the aggregate accounted for approximately 42.5%, 36.2% and 30.2% of our total procurement for the years ended December 31, 2016, 2015 and 2014, respectively. We have not experienced any shortage of supply or significant quality issue with respect to any raw materials and packaging materials.

Plasma Collection

Our plasma collection stations purchase, collect, examine and deepfreeze plasma on behalf of Shandong Taibang and Guizhou Taibang and are subject to provincial health bureau’s rules, regulations and specifications for quality, packaging and storage. Each station is only allowed to collect plasma from healthy donors within its respective districts and in accordance with a time table set by its respective parent company, Shandong Taibang or Guizhou Taibang. The plasma must be tested negative for HBsAb, HCV and HIV antibodies and the RPR test, contain ALT 25 units (ALT) and plasma protein 55g/l, and contain no virus pollution or visible erythrolysis, lipemia, macroscopic red blood cell or any other irregular finding. The plasma is packaged in 25 to 30 separate 600g bags in each box and then stored at a temperature of -20°C or lower within limited time after collection to ensure that it will congeal within six hours. Each bag is labeled with a computer-generated tracking code. Shandong Taibang and Guizhou Taibang are responsible for the overall technical and quality supervision of the plasma collection, packaging and storage at each plasma collection station.

Sales, Marketing and Distribution

Because all of our products are prescription drugs, we can only sell to hospitals and inoculation centers directly or through approved distributors. For 2016, 2015 and 2014, direct sales to hospitals and inoculation centers represented approximately 61.1%, 59.0% and 65.4%, respectively, of our total plasma products sales. Our five largest customers in the aggregate accounted for approximately 15.5%, 13.0% and 14.6% of our total sales for 2016, 2015 and 2014, respectively. Our largest customer accounted for approximately 5.4%, 4.0% and 4.2% of our total sales for 2016, 2015 and 2014, respectively.

We select our distributors through a rigorous process, which focuses on market leadership in the covered region, the degree of control we have over to which hospitals our products are sold (i.e. larger and higher tiered hospitals are preferred), and the level of access we have to our customers (i.e. greater access enables us to better track the sales of our products). As part of our effort to ensure the quality of our distributors, we also conduct due diligence to verify whether potential distributors have obtained necessary permits and licenses and facilities (such as cold storage) for the distribution of our biopharmaceutical products and assess their financial condition. Certain of our regional distributors are appointed on an exclusive basis within a specified geographic territory. Our supply contracts set out the quantity and price of products to be supplied by us. For distributors, our contracts also contain guidelines for the sale and distribution of our products, including restrictions on the geographical territory in which the products may be sold. We provide our distributors with training in relation to our products and on sales techniques. We generally require our distributors to pay in advance before we deliver products, with a few exceptions for a credit period of no longer than 60 days to major distributors in tier-one cities. For hospitals and clinics, we generally grant a credit period of no longer than 90 days, with exceptions to certain high credit-worthy customers of up to six months. For 2016, 2015 and 2014, we had not incurred any significant bad debts from our customers.

Our largest geographic market is Shandong Province, representing approximately 24.3%, 23.2% and 23.9% of our total sales for 2016, 2015 and 2014, respectively. Jiangsu Province is our second largest geographic market, representing 10.0%, 10.0% and 9.3% of our total sales for 2016, 2015 and 2014, respectively. In addition to Shandong Province and Guizhou Province, we also have sales presence in 28 other provinces, municipalities and autonomous regions.

As of December 31, 2016, our marketing and after-sales services department consisted of 114 employees.

We believe that due to the nature of our products, our competitiveness centers on product safety, steady supply, brand recognition, timely availability and pricing. As all of our products are prescription medicines, we are not allowed to advertise our products in the mass media. For 2016, 2015 and 2014, total sales and marketing expenses amounted to approximately $11.7 million, $10.0 million and $10.7 million, respectively, representing approximately 3.4%, 3.4% and 4.4%, respectively, of our total sales.

Our Research and Development Efforts

Each of Shandong Taibang and Guizhou Taibang has its own research and development department. All of our research and development researchers hold degrees in medicine, pharmacy, biology, biochemistry or other relevant fields. Our research and development departments are responsible for the development and registration of our products. We also cooperate with a number of leading institutions in China specializing in plasma products to strengthen our research and development capacity.

We employ a market driven approach to initiate research and development projects, including both product and production technique development. We believe that the key to our industry’s developments is the safety of products and maximizing the yield per unit volume of plasma. Our research and development efforts are focused on the following areas:

•	broaden the breadth and depth of our portfolio of plasma products;

•	enhance the yield per unit volume of plasma through new fractionation techniques;

•	maximize manufacturing efficiency and safety;

•	promote product safety through implementation of new technologies; and

•	refine production technology for existing products.

All the products we currently manufacture have been developed in-house. The following table outlines our research and development work in progress:

Products Currently in Development	Treatment/Use	Status of Product Development	Stage*
Human fibrinogen	Treatment for lack of fibrinogen and increase human fibrinogen concentration.	Completed on-site inspection by the CFDA. Commercial production expected in the second half of 2017.	4

Immune Globulin Intravenous (Human), Caprylate/Chromatography Purified and 20 nm virus filtration	Treatment for original immunoglobulin deficiency; secondary immunoglobulin deficiency and auto-immune deficiency diseases.	Obtained approval for clinical trial by the CFDA.	3

Human Antithrombin III (concentration)	Treatment for (1) hereditary antithrombin III deficiency in connection with surgical or obstetrical procedures and (2) thromboembolism.	Obtained approval for clinical trial by the CFDA.	3

Human coagulation factor IX	Prevention and control of bleeding in patients who suffer from hemophilia B.	Obtained approval for clinical trial by the CFDA.	3

Human Cytomegalovirus Immunoglobulin	Prophylaxis and treatment of CMV infection, especially for the prevention of active virus replication for patients in immunosuppression, such as organ transplantation patients.	Obtained approval for clinical trial by the CFDA	3

Human Fibrin Sealant	Adjunct to hemostasis on patients undergoing surgery in case that traditional surgical techniques (such as suture, ligature or cautery) are ineffective or impractical.	Completed the official virus inactivation by the PRC National Institutes for Food and Drug Control. Completed the animal experiments for safety and effectiveness.	1

*	These stages refer to the stages in the regulatory approval process for our products described in “— Regulation.”

For 2016, 2015 and 2014, total research and development expenses amounted to approximately $7.0 million, $6.0 million and $4.2 million, respectively, representing approximately 2.1%, 2.0% and 1.7%, respectively, of our total sales.

Competition

We face intense competition. There are both local and overseas pharmaceutical enterprises that engage in the manufacture and sale of potential substitutes or similar biopharmaceutical products as our products in China. These competitors may have more capital, better research and development resources, and stronger manufacturing and marketing capabilities than we do. In our industry, we compete based upon product quality, production cost, ability to produce a diverse range of products and logistical capabilities.

Our profitability may be adversely affected if competition intensifies, competitors reduce prices, regulators promulgate or strengthen regulations that have the effect of controlling the prices of our products, or competitors develop new products or product substitutes with comparable medicinal applications or therapeutic effects that are more effective or less costly than ours.

There are approximately 30 approved manufacturers of plasma products in China of which approximately 28 are currently in operation. Many of these manufacturers are essentially producing the same type of products that we produce, including human albumin and various types of immunoglobulin. We believe, however, that it is difficult for new manufacturers to enter into the industry due to current regulatory barrier. We believe that our major competitors in China include CNBG, Hualan, Shanghai RAAS Blood Products Co., Ltd., Sichuan Yuanda Shuyang Pharmaceutical Co., Ltd., Shanxi Kangbao Biological Product Co., Ltd., and Jiangxi Boya Bio Pharmaceutical Co., Ltd.

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

Based on our industry knowledge, we are among the top three plasma products manufacturer in China in terms of 2016 sales revenue. To solidify our market position, we have expanded our product portfolio to include coagulation factor products, such as factor VIII and human prothrombin complex concentrate, or PCC. For factor VIII, we obtained the manufacturing approval certificate and the GMP certification for production facility from the CFDA in 2012. For PCC, we obtained the manufacturing approval certificate in July 2013 and the GMP certification for the production facility in March 2014.

We will continue to meet challenges and secure our market position by enhancing our existing products, introducing new products to meet customer demand, delivering quality products to our customers in a timely manner and maintaining our established industry reputation.

Our Intellectual Property

We held 59 issued patents and 10 pending patent applications in China for certain manufacturing processes and packing designs as of December 31, 2016. We also had eight registered trademarks in China as of December 31, 2016.

In addition, we had registered three domain names as of December 31, 2016, namely, www.chinabiologic.com, www.ctbb.com.cn and www.taibanggz.com.

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

Plasma collection

Plasma collection stations are commonly used to collect plasma in China and substantially all plasma donations for commercialized plasma products are made at plasma collection stations. Plasma donation means that donors give only plasma but not the other blood components such as platelets, red cells and infection-fighting white cells. In China, current regulations only allow an individual donor to donate plasma in 14-day intervals, with a maximum quantity of 580ml (or about 600 gram) per donation.

The following are the general regulatory requirements to establish a plasma collection station in China:

•	meet the overall plan in terms of the total number, distribution, and operational scale of plasma collection stations;

•	have the required professional health care technicians to operate a station;

•	have the facility and a hygienic environment to operate a station;

•	have an identification system to identify donors;

•	have the equipment to operate a station; and

•	have the equipment and quality control technicians to ensure the quality of the plasma collected.

Plasma collection stations were historically owned and managed by the PRC health authorities. In March 2006, the NHFPC and other eight central governmental departments of the PRC State Council promulgated the Measures for the Reform of Blood Collection Stations whereby the ownership and management of the plasma collection stations are required to be transferred to plasma-based biopharmaceutical companies while the regulatory supervision and administrative control remain with the government. As a result, all plasma collection stations are now having direct supply relationship with their parent fractionation facilities.

Set out below are some of the safety features at China’s plasma collection stations:

•	Plasma collection stations can only source plasma from donors that are the local residents within the assigned districts approved by the provincial health authorities.

•	Plasma collection stations must perform a health check on the donor. Once the donor passes the health check, a “donor permit” is issued to the donor. The standards of the health check are established by the health authorities at the PRC State Council level.

•	The designing and printing of the “donor permit” is administrated by the provincial health authorities, autonomous region or municipality government, as the case maybe. The “donor permit” cannot be altered, copied or assigned.

•	Before donors can donate plasma, the station must verify their identities and the validity of their “donor permits.” The donors must pass the verification procedures before they are given a health check and blood test. For those donors who have passed the verification, health check and blood test and whose plasma were donated according to prescribed procedures, the station will set up a record.

•	Collected plasma which passes quality testing cannot be used to produce plasma products until its donor donates again after a 90-day quarantine period and the subsequently donated plasma passes quality testing as well.

•	All plasma collection stations are subject to the regulations on the prevention of communicable diseases. They must strictly adhere to the sanitary requirements and reporting procedures in the event of an epidemic situation.

The operation of plasma collection stations is subject to stringent regulations by the PRC government. We estimate that there were approximately 209 plasma collection stations in operation in China as of December 31, 2016.

Importation of plasma products

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

The table below illustrates the PRC approval process for the manufacture and sale of new medicines:

Stage		Activities
1	Pre-clinical Research	The pre-clinical research stage mainly involves the following steps:

		•	initiate the research project, study the project feasibility and develop a plan for testing and producing the new medicine;

		•	develop the scope and the techniques for testing the new medicine in the laboratory;

		•	develop laboratory-scale manufacturing process for the new medicine;

		•	develop the manufacturing process for the new medicine on an expanded basis in the workshop; and

		•	develop the virus inactivation process/techniques, engage qualified institution to assess the virus inactivation process/techniques, and report the related documents to the related government authority for re-assessment.

2	Clinical trial application	The clinical trial application stage mainly involves the following steps:

		•	submit required sample products and documents to The PFDA. The PFDA will perform an on-site examination on the documents and equipment, and then transfer all the required materials to the CFDA, who will further review the documents and test the sample products;

		•	submit a draft clinical trial program to the CFDA for the application of the clinical trial; and

		•	obtain approval of the clinical trial.

3	Clinical trials	Clinical trials range from Phase I to IV:

		•	Phase I: preliminary trial of clinical pharmacology and human safety evaluation studies. The primary objective is to observe the pharmacokinetics and the tolerance level of the human body to the new medicine as a basis for ascertaining the appropriate delivery methods or dosage.

		•	Phase II: preliminary exploration on the therapeutic efficacy. The purpose is to assess preliminarily the efficacy and safety of the new medicine on patients and to provide the basis for designing dosage tests in phase III.

		•	Phase III: confirm the therapeutic efficacy. The objective is to further verify the efficacy and safety of the new medicine on patients, to evaluate the benefits and risks and finally to provide sufficient experimental evidence to support the registration application of the new medicine.

		•	Phase VI: application research conducted after the launch of a new medicine. The objective is to observe the efficacy and adverse reaction of the new medicine under extensive use, to perform an evaluation of the benefits and risks of the application among ordinary or special group of patients, and to ascertain and optimize the appropriate dosage and formula for application.

4	Registration	The registration stage mainly involves the following steps:

		•	submit documents related to pre-clinical and clinical trials to the PFDA, which will perform on-site inspection on the clinical trials and then transfer the related documents to the CFDA for further review;

		•	receive on-site inspection by the CFDA on three consecutive sample productions at the production facilities;

		•	obtain the manufacturing approval certificate following the public notification period; and

		•	obtain the GMP certificate following the public notification period.

5	Production and approval for sale	The production and approval for sale stage mainly involves the following steps:

		•	produce the approved products in qualified facilities with requisite GMP certificates;

		•	submit documentation and samples of mass production products to the CFDA for inspection; and

		•	obtain qualification certificate to mass production products for sale on a batch-by-batch basis.

New GMP standard

All of our production facilities are required to obtain GMP certificates for their pharmaceutical production activities. In February 2011, the CFDA enacted the new GMP standard, which has significantly increased standards for quality control, documentation, and overall manufacturing processes of blood products, vaccines, injections and other sterile pharmaceutical products. The new GMP standard requires us to, among others, maintain and operate a comprehensive and effective product quality control system throughout the production process. In addition, it imposes higher standards for our production facilities. The new GMP standard became applicable to all of our production facilities at the end of 2013. Following the upgrades on our production facilities, we obtained the renewed GMP certificate for Shandong Taibang and Guizhou Taibang in June 2013 and March 2014, respectively. Huitian obtained the GMP certificate from the CFDA for its new plasma production facility in February 2016 and commenced commercial production thereafter.

Pricing

Prior to June 1, 2015, retail prices of certain pharmaceutical products were subject to various price-related regulations. According to the “Regulations on Controlling Blood Products” promulgated by the PRC State Council in 1996, regional offices of the Pricing Bureau and the NHFPC had the authority to regulate retail prices for controlled plasma products. Effective on June 1, 2015, the NDRC removed the retail price ceilings for all drug products (except for anesthetics and category I antipsychotics) in China. See “Risk Factors—Risks Relating to Our Business— We do not have discretion to increase the prices of certain of our products, which are subject to the regional government tendering mechanism.”

After the pricing ceiling was removed, the pricing of pharmaceutical products are mainly subject to the provincial tendering mechanism. In 2016, 31 provinces/regions/municipalities in China initiated a new round of tenders with different tender rules, including the followings trends: 1) a combination of Essential Drug List (“EDL”) tenders and non-EDL tenders; 2) a dynamic pricing system across different provinces; 3) volume-based procurement; 4) different tender mechanisms based on product types; 5) various implementation timelines; 6) group purchase organization (“GPO”) in certain regions. For our plasma products, tetanus immunoglobulin, Factor VIII and PCC are included on the life-saving EDL in most Chinese provinces, for which drug procurement was prioritized and the hospitals are allowed to directly purchase drugs from manufacturers through an on-line procurement process. For products like albumin and IVIG, most provinces adopted regular tendering process that requires manufacturers to compete with other suppliers in both quality and price. To date, most provinces have not completed the tendering. We expect that most of the provinces, which accounted for the majority of our product sales, will finish their tenders in the first half of 2017. Even after the official tendering, there might be post-tender negotiations. Tenders across different provinces with on-line price disclosure will help narrow the differences in tenders among different provinces and make the practice more uniform across the country, which will increase the price pressure since provinces intend to benchmark to the lowest nationwide prices.

In addition, retail prices of pharmaceutical products fully or partially covered under the national insurance system are also affected by the reimbursement ceilings set out in the National Drug Reimbursement List, or the NDRL, which may be adjusted by the NDRC from time to time. The new edition of NDRL was launched on February 21, 2017. The hospitals as participants of the national insurance program are pressured not to sell the products to patients at prices substantially exceeding such reimbursement ceilings. This in turn puts pressure on the manufacturers’ pricing of the relevant products. Seven of our principal products (namely human albumin, IVIG, human rabies immunoglobulin, human tetanus immunoglobulin, factor VIII, PCC and human immunoglobulin) are included in the NDRL. Two other principal products (namely placenta polypeptide and human hepatitis B immunoglobulin), although not included in the NDRL, are also subject to tender and drug reimburse list in certain provinces.

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

The EIT Law confirmed that qualified high and new technology enterprises may enjoy a preferential income tax rate of 15%, instead of the uniform enterprise income tax rate of 25%. The PRC Ministry of Science and Technology, the PRC Ministry of Finance and the State Administration of Taxation, or SAT, jointly promulgated the Measures for Determination of High and New Technology Enterprise on August 14, 2008 to provide the detailed rules for the examination of qualifications and approval of certificates for high and new technology enterprises. Each high and new technology enterprise certificate is valid for three years. Shandong Taibang was recognized by Shandong provincial government as a high and new technology enterprise in 2008 and renewed the certificate in 2011, as a result of which Shandong Taibang was entitled to enjoy a preferential income tax rate of 15.0% until the end of 2013. In October 2014, Shandong Taibang renewed the high and new technology enterprise certificate, which entitled it to enjoy a preferential income tax rate of 15.0% for a period of three years from 2014 to 2016. Shandong Taibang will apply for a renewal for an additional three years from 2017 to 2019 upon the expiration of such certificate.

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

Our Employees

As of December 31, 2016, we employed 1,799 full-time employees, of which 48 were seconded to us by Shandong Institute of Biological Products, or the Shandong Institute.

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

The biopharmaceutical industry in China is strictly regulated by the government. The regulatory regime regulates the process of administrative approval of medicine and its production, and includes laws and regulations such as the PRC Pharmaceutical Law, the Implementation Rules on the PRC Pharmaceutical Law and the Regulations on the Administration of Blood Products. These laws and regulations require entities producing plasma products to comply strictly with certain hygienic standards and specifications promulgated by the government. In the event that a plasma product is discovered to be not compliant with the government’s hygienic standards and specifications, the health department may revoke its approval of such plasma product, or otherwise limit the use of such plasma product. Changes in these laws and regulations, including banning or limiting plasma products, could have a material adverse effect on our operations, revenues and profitability.

If the biopharmaceutical products we sell are found to be contaminated, our operation, revenues and profitability would be severely and adversely affected and we may be subject to civil and criminal liabilities.

The principal raw material of our existing and planned biopharmaceutical products is human source plasma, which, due to its unique nature, is subject to risks of contaminations and blood-borne diseases. In addition, current technology cannot eliminate entirely the risk of biological hazards inherent in plasma that are not currently known or for which screens are not currently commercially available, which could result in a widespread epidemic due to blood infusion. If any of our human donors is infected with diseases, then the plasma from such donor may be infected. Although we pre-screen all donors in order to ensure that they are not infected with HIV and hepatitis C and have not contracted liver disease, screening tests may fail to identify and exclude from our supply the plasma from infected donors due to technical limitation and human errors. In addition, we purchase source plasma and plasma pastes from Xinjiang Deyuan. Although we perform screening tests on the purchased plasma before putting it into production, we may fail to identify contaminated plasma from Xinjiang Deyuan due to the technical limitation and/or human errors. If any contaminated plasma is not appropriately screened out, our entire plasma supply for the relevant plasma collection station may become contaminated. If the plasma from our collection or purchased from Xinjiang Deyuan is contaminated and we sell biopharmaceutical products made from such plasma, we could be subject to civil liability from suits brought by consumers. Further, we may lose our registration and have criminal liability if we are found by the government to have been criminally negligent. If this occurs, our business, prospects, results of operations and financial condition will be materially and adversely affected.

If our supply of quality plasma is interrupted, our results of operations and profitability will be adversely affected. In addition, if we experience any shortage of raw materials in the future, we may be unable to proceed with our long-term business plan and we may be forced to curtail or cease our operations or further business expansion.

The production of plasma products relies on the supply of plasma of suitable quality. For 2016, 2015 and 2014, the cost of plasma we used for production accounted for approximately 81.5%, 82.3% and 80.1%, respectively, of total production cost. The supply and market prices of plasma may be adversely affected by factors such as heightened or new regulatory restrictions, higher living standards or outbreaks of diseases, any of which would affect our costs of production. We may not be able to pass on any resulting increase in costs to our customers and therefore any substantial fluctuation in supply or market prices of plasma may adversely affect our results of operations and profitability.

Our production volume, capacity utilization and future expansion are affected by a contraction in the supply of raw materials, especially plasma. In addition to the plasma collected from our own plasma collection stations, we also outsource plasma from Xinjiang Deyuan pursuant to a cooperation agreement entered into in August 2015. Under this cooperation agreement, Xinjiang Deyuan agreed to sell to us no less than 500 tonnes of source plasma in batches over the next three years. We cannot assure you, however, that Xinjiang Deyuan will always deliver the source plasma on schedule or such plasma will always pass our quality inspection. If we experience any shortage of plasma supply or fail to secure sufficient plasma supply for our production, we may not be able to fully utilize our production capacity or proceed with our expansion plans.

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

In addition, any changes in compliance standards, or any new laws or regulations that may prohibit or restrict our business activities or increase our compliance costs may adversely affect our operations and profitability. For example, we expect our on-going compliance cost to increase under the new GMP standard as compared to the previous standard. As a result, our business and financial condition may be materially and adversely affected.

We may fail to obtain, maintain or renew required licenses and permits for our plasma collection stations. In addition, if we fail to adequately monitor our plasma collection stations, follow proper procedures or comply with safety requirements, we may be subject to sanctions by the government, civil and criminal liability.

We currently operate 12 plasma collection stations (including one branch collection facility) through Shandong Taibang and two plasma collection stations through Guizhou Taibang. Huitian, a company in which we hold a minority interest, operates three plasma collection stations in Shaanxi Province. To enable growth in our sales, we are seeking opportunities to build more plasma collection stations. In October 2014, we received the regulatory approval to build two new plasma collection stations in Xinglong and Daming Counties, respectively, in Hebei Province. In June 2016, we received the operating permit for and commenced operations at our new plasma collection station in Xinglong County. In September 2015, we received the regulatory approval to build a new branch collection facility to operate under our Ningyang plasma collection station in Shandong Province. We obtained the operating permit for this new branch collection facility in October 2015 and commenced plasma collection thereafter. In December 2016, we received the regulatory approvals to build a new plasma collection station in Ju County in Shandong Province and to build a branch collection facility in Feicheng County to operate under our Ningyang plasma collection station in Shandong Province. The operation of plasma collection stations, however, is highly regulated and we cannot assure you that we will be able to obtain, maintain and renew the required licenses and permits for existing and new plasma collection stations in desirable locations or in a timely manner, if at all. For example, we have experienced difficulties and delays in obtaining and/or renewing the business licenses and collection permits for a new plasma collection station in Pubei, Guangxi Province and five existing plasma collection stations we acquired in Guizhou Province. While we monitor our plasma intake procedures through frequent unscheduled inspections of our stations, there remain risks that our plasma collection stations may fail to comply with hygiene and procedural requirements for plasma screening, collection, storage and tracking. If we fail to comply with any of these requirements, we may lose our plasma collection permits or incur criminal liability if we are found by the government to have been criminally negligent. In the case of plasma contamination, we may also be subject to civil liability from suits brought by consumers of our biopharmaceutical products. In addition, failure to comply with hygiene and procedural requirements may cause harm to donors, who may contract diseases from other donors, among other things. Any such incident may subject us to government sanctions, civil or criminal liabilities. If any of these events were to occur, our business, reputation and prospects would be materially and adversely affected.

Our operations, sales, profit and cash flow will be adversely affected if our plasma products fail to pass inspection in a timely manner.

The PRC government inspects each batch of our plasma products before we can ship it to our customers. The CFDA has quality standards which require the regulators to assess, among other things, the appearance, packing capacity, thermal stability, pH value, protein content and purity of the product. We must strictly comply with relevant rules and regulations throughout the lifecycle of each product including plasma collection, delivery, production and packaging. Government regulators typically take more than a month to inspect one batch of plasma products. The process begins when the regulator randomly selects samples of our products and delivers them to the PRC National Institute for the Control of Pharmaceutical and Biological Products, or NICBPB, for testing, and the process ends when the products are given final approval by NICBPB. In the event that the regulators delay the approval of or reject our products or change the requirements such that we are unable to comply, our operations, sales, profit and cash flow will be adversely affected.

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

Since July 22, 2015, 1,622 manufacturing certificates have been included in the self-inspection list, among which 67% submitted the data, 20% withdrew, and 12% asked to waive the clinical trials.

The three typical reasons for application withdrawals include:

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

We do not have discretion to increase the prices of certain of our products, which are subject to the regional government tendering mechanism.

Prices of certain pharmaceutical products were subject to various price-related regulations. Effective on June 1, 2015, the NDRC removed the retail price ceilings for all drug products (except for anesthetics and category I antipsychotics) in China. Even after the NDRC removed the price ceiling, our pricing is still subject to provincial and local tendering mechanisms where we compete with other manufacturers in the price of plasma products. In 2016, 31 provinces/regions/municipalities in China initiated a new round of tenders. For our plasma products, tetanus immunoglobulin, Factor VIII and PCC are included on the life-saving EDL in most Chinese provinces, for which drug procurement was prioritized and the hospitals are allowed to directly purchase drugs from manufacturers through an on-line procurement process. For products like albumin and IVIG, most provinces adopted regular tendering process that requires manufacturers to compete with other suppliers in both quality and price. To date, most provinces have not completed the tendering. We expect that most of the provinces, which accounted for the majority of our product sales, will finish their tenders in the first half of 2017. Even after the official tendering, there might be post-tender negotiations. Tenders across different provinces with on-line price disclosure will help narrow the differences in tenders among different provinces and make the practice more uniform across the country, which will increase the price pressure since provinces intend to benchmark to the lowest nationwide prices.

In addition, retail prices of pharmaceutical products fully or partially covered under the national insurance system are also affected by the reimbursement ceilings set out in the NDRL, which may be adjusted by the NDRC from time to time. The new edition of NDRL was launched on February 21, 2017. The hospitals as participants of the national insurance program are pressured not to sell the products to patients at prices substantially exceeding such reimbursement ceilings. This in turn puts pressure on the manufacturers’ pricing of the relevant products. Seven of our principal products (namely human albumin, IVIG, human rabies immunoglobulin, human tetanus immunoglobulin, factor VIII, PCC and human immunoglobulin) are included in the NDRL and are affected by the reimbursement ceilings. Two other principal products (namely placenta polypeptide and human hepatitis B immunoglobulin), although not included in the NDRL, are also subject to tender price ceilings in certain PRC provinces. See “Business — Regulation” for further details.

Because of the tender process and the reimbursement ceilings for certain of our products, we do not have discretion to increase the prices we charge our customers and distributors for such products above certain levels. We may not be able to increase our prices even if the cost of manufacturing our products increases as a result of increases in the cost of raw materials or other costs, and, our revenue and profitability would be adversely affected. If the margin of any of these products becomes prohibitively low, we may stop manufacturing such product, which may further adversely affect our revenue and profitability.

Our ability to increase the prices of our products is limited by general market conditions and intense competition.

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

Sales of our products depend, in part, on the extent to which the costs of our products are paid by public payers. These public payers mainly consist of local governments which reimburse the medicines covered by the NIC. The local governments update the NIC on a regularly basis and may remove certain medicines from the NIC. These public payers may also reduce the reimbursement amounts for certain medicines under the NIC. These measures by local governments may limit, reduce or eliminate payments for our products and adversely affect both pricing flexibility and demand for our products.

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

We maintain two product liability insurance policies for sales in China for Shandong Taibang and Guizhou Taibang’s products in the amount of $2.9 million (RMB20 million) each. If our products are found to be defective and our insurance coverage is insufficient to cover a successful claim against us, our financial position and operations may be materially and adversely affected.

Product liability claims or product recalls involving our products could have a material adverse effect on our business.

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, distribution and sale of plasma products. Plasma is a biological substance that is capable of transmitting viruses and pathogens, whether known or unknown. Therefore, our plasma and plasma products, if not properly collected, tested, pathogen-inactivated, processed, stored or transported, could cause serious disease and possibly death to patients. Further, there are viral and other infections of plasma which may escape detection using current testing methods and which are not susceptible to inactivation methods. Any infection of disease by persons using our products could result in claims against us. Since our establishment in 2002, we have been subject to four lawsuits filed by patients who were treated with our products and received blood and/or plasma transfusions. In three of these cases, we were ordered to contribute a portion of the compensation for the patients even though the courts did not find that our products were defective or caused the patients’ illness. The required contribution by us was immaterial in these three cases. The fourth case is pending in an ongoing litigation, which we are vigorously defending. We cannot assure you that there will be no future claims against us or that we will always succeed in defending against such claims. Furthermore, the presence of a defect in a product could require us to carry out a recall of such product.

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

Shandong Institute provided us with 48 of our employees, including certain key management personnel, out of our total of approximately 1,799 employees as of December 31, 2016, pursuant to a secondment agreement dated October 28, 2002, between Shandong Taibang and the Shandong Institute. Pursuant to the secondment agreement, we are responsible for the salaries of these employees, as well as for their social benefits such as insurance. Our secondment agreement with the Shandong Institute will expire on the earlier of October 2032 or the privatization of the Shandong Institute, which was originally scheduled to occur before the end of 2008. However, the privatization of the Shandong Institute has been delayed indefinitely due to delay by the Shandong Department of Health in implementing the privatization plan. Upon expiration or termination of the secondment agreement, we plan to hire the seconded employees directly. However, we cannot assure you that all of the employees will accept our employment offers at that time. Guangli Pang, Shandong Taibang’s chief executive officer is employed through the secondment agreement. Although none of our seconded employees have indicated that they do not plan to continue working for us after the privatization, if the secondment agreement is terminated or expires and we are unable to hire those employees or their replacements on time, our operations, as well as our financial results, may be materially and adversely affected.

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

As of December 31, 2016, we held 59 issued patents and had 10 pending patent applications in China for certain manufacturing processes and packaging designs. We may not be able to successfully obtain the approval of the PRC authorities for our patent applications. As of December 31, 2016, we also had eight trademarks registered in China.

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

A disruption in the supply of utilities, fire or other calamity at our manufacturing plant would disrupt production of our products and adversely affect our business.

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

A report of our management and attestation by our independent registered public accounting firm is included in our annual report on Form 10-K for the year ended December 31, 2016. Our management has concluded that our internal controls over financial reporting as of December 31, 2016 were effective. We have in the past discovered, and may in the future discover, material weakness in our internal controls. For example, we identified material weaknesses related to review controls on the accounting for income taxes and derivative instrument valuation as described under Item 9A of our annual report on Form 10-K for year ended December 31, 2010, which were subsequently remediated in 2011 as described under Item 9A of our annual report on Form 10-K for the year ended December 31, 2011. However, we cannot guarantee that these remedies will continue to be effective. Failure to achieve and maintain an effective internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial and other information pursuant to the reporting obligations we have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. This could reduce investors’ confidence in our reported financial information, which in turn could result in lawsuits being filed against us by our stockholders, otherwise harm our reputation or negatively affect the trading price of our common stock.

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

The PRC economy differs from the economies of most member countries of the Organization for Economic Cooperation and Development, or the OECD, in many ways. For example, state-owned enterprises still constitute a large portion of China’s economy, and weak corporate governance and the lack of a flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the PRC economy was similar to those of the OECD member countries.

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

Most of our assets are located outside of the United States and most of our current operations are conducted in China. In addition, most of our directors and officers are nationals and residents of countries other than the United States and substantially all the assets of these persons are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon our PRC operations and these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

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

We have requested the beneficial holders of our stock who are PRC residents to register with the relevant branch of SAFE in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries pursuant to Circular 37 or the predecessor regulation of Circular 37, namely the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles, as the case may be. Because of uncertainty over how Circular 37 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, the ability of our present and prospective PRC subsidiaries to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 37 by our PRC resident beneficial holders.

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

On April 22, 2009, SAT issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation on non-PRC enterprise or group controlled by a PRC enterprise or a PRC enterprise group. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a PRC enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (1) its senior management in charge of daily operations reside or perform their duties mainly in China; (2) its financial or personnel decisions are made or approved by bodies or persons in China; (3) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (4) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25.0% on its worldwide income and must pay a withholding tax at a rate of 10.0% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise not controlled by a PRC enterprise or a PRC enterprise group. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how the PRC tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by PRC tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25.0% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-PRC source income would be subject to PRC enterprise income tax at a rate of 25.0%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10.0% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. In addition, dividends paid by us to non-PRC shareholders may be subject to PRC withholding tax and gains on dispositions of our shares by non-PRC shareholders may be subject to PRC tax. In that case, the tax rate would be 10.0% in the case of non-PRC enterprise shareholder or 20.0% in the case of non-PRC individual shareholder. Finally, if we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

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

SAT subsequently released public notices to clarify issues relating to Circular 698, including the Announcement on Several Issues concerning the Enterprise Income Tax on the Indirect Transfers of Properties by Non-resident Enterprises, or SAT Notice 7, which became effective on February 3, 2015. SAT Notice 7 abolished the compulsive reporting obligations originally set out in Circular 698. Under SAT Notice 7, if a non-resident enterprise transfers its shares in an overseas holding company, which directly or indirectly owns PRC taxable properties, including shares in a PRC company, via an arrangement without reasonable commercial purpose, such transfer shall be deemed as indirect transfer of the underlying PRC taxable properties. Accordingly, the transferee shall be deemed as a withholding agent with the obligation to withhold and remit the enterprise income tax to the competent PRC tax authorities. Factors that may be taken into consideration when determining whether there is a “reasonable commercial purpose” include, among other factors, the economic essence of the transferred shares, the economic essence of the assets held by the overseas holding company, the taxability of the transaction in offshore jurisdictions, and economic essence and duration of the offshore structure. SAT Notice 7 also sets out safe harbors for the “reasonable commercial purpose” test. SAT Notice 7 contains an exemption for transfers of shares of a holding company listed outside the PRC when the shares are acquired and sold in the public market.

However, uncertainties exist on testing the reasonable commercial purpose. For example, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax rates in foreign tax jurisdictions. As a result, we may become at risk of being taxed under Circular 698 and the related SAT notices and we may be required to expend valuable resources to comply with Circular 698 and the related SAT notices or to establish that we should not be taxed under Circular 698 and the related SAT notices, which could have a material adverse effect on our financial condition and results of operations.

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

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in China. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located has conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the CSRC, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise scrutinized by any local regulator.

Our independent registered public accounting firm may be temporarily suspended from practicing before the SEC if unable to continue to satisfy SEC investigation requests in the future. If a delay in completion of our audit process occurs as a result, we could be unable to timely file certain reports with the SEC, which may lead to the delisting of our stock.

The vast majority of our sales are to customers in China, and we have all of our operations in China. Like many U.S. companies with significant operations in China, our independent registered public accounting firm is located in China.

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

If the settlement terms are not adhered to, Chinese member firms of “Big four” accounting firms may be suspended from practicing before the SEC which could in turn delay the timely filing of our financial statements with the SEC. In addition, it could be difficult for us to timely identify and engage another qualified independent auditor to replace our independent registered public accounting firm. A delinquency in our filings with the SEC may result in NASDAQ initiating procedures, which could adversely harm our reputation and have other material adverse effects on our overall growth and prospects.

Our independent registered public accounting firm’s audit documentation related to their audit reports included in our annual report is located in China. The PCAOB currently cannot inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm issued an audit opinion on the financial statements included in our annual reports filed with the SEC. Our independent registered public accounting firm’s audit documentation related to their audit reports included in our annual reports is located in China, and audit procedures take place within China’s borders. As auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board, or the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, work papers located in China are not currently inspected by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities.

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

On February 22, 2017, our board of directors adopted a preferred shares rights agreement between us and the Securities Transfer Corporation, as the rights agent. This agreement provides, among other things, that when specified events occur, our stockholders will be entitled to purchase from us a fraction of a share of series A participating preferred stock for each share of common stock they own. Such preferred stock purchase rights are triggered by the earlier to occur of (1) 10 business days (or a later date determined by our board of directors before the rights are separated from our common stock) after the public announcement that a person or group has become an “acquiring person” by acquiring beneficial ownership of 15.0% or more of our outstanding common stock or (2) 10 business days (or a later date determined by our board of directors before the rights are separated from our common stock) after a person or group begins a tender or exchange offer that, if completed, would result in that person or group becoming an acquiring person. The issuance of preferred stock pursuant to this preferred shares rights agreement would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. Our board of directors had previously adopted similar preferred shares rights agreements on November 19, 2012, which expired on November 20, 2014, and on January 8, 2015, which expired on January 8, 2017.

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

Business	Location	Owned/Leased
Manufacturing Facilities	Taishan District, Tai’an City, Shandong Province, China	Owned
	Gaoxin District, Tai’an City, Shandong Province, China	Owned
	Huaxi District, Guiyang City, Guizhou Province, China	Owned

Plasma Collection Stations	Qihe County, Shandong Province, China	Leased
	Xiajin County, Shandong Province, China	Owned
	Zhangqiu County, Shandong Province, China	Owned
	Yanggu County, Shandong Province, China	Owned
	Yishui County, Shandong Province, China	Owned
	Huanjiang Maonan Autonomous County, Guangxi Zhuang Autonomous Region, China	Owned
	Fangchenggang City, Guangxi Zhuang Autonomous Region, China	Owned
	Yuncheng County, Shandong Province, China	Leased
	Ningyang County, Shandong Province, China	Owned
	Cao County, Shandong Province, China	Owned
	Xinglong County, Hebei Province, China	Owned
	Zaozhuang City, Shandong Province, China	Leased
	Huangping County, Guizhou Province, China	Owned
	Puding County, Guizhou Province, China	Owned
	Ziyun Miaozu Buyizu autonomous County, Guizhou Province, China	Leased

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

Dispute with Jie’an over Certain Capital Injection into Guizhou Taibang

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from qualified strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority shareholder of Guizhou Taibang’s shares, Guizhou Jie’an Company, or Jie’an, did not support the plan and did not waive its right of first refusal. In May 2007, Guizhou Taibang signed an Equity Purchase Agreement with certain alleged strategic investors (who concealed their background), pursuant to which such investors agreed to invest an aggregate of RMB51.0 million (approximately $7.3 million) in exchange for 21.4% of Guizhou Taibang’s equity interests. Such Equity Purchase Agreement was not approved or ratified by over two-thirds supermajority of Guizhou Taibang’s shareholders, which approval or ratification is required under the PRC Company Law. At the same time, as an existing shareholder, Jie’an also subscribed for 1,800,000 shares, representing its pro rata share of the 20,000,000 shares being offered. In total, Guizhou Taibang received RMB51.0 million (approximately $7.3 million) from the investors and RMB6.5 million (approximately $0.9 million) from Jie’an.

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

In December 2013, Jie’an brought a third lawsuit against Guizhou Taibang, requesting Guizhou Taibang to register 1.8 million shares under its name with the local AIC. In July 2014, the trial court denied Jie’an’s request to register such shares. Despite the denial of Jie’an’s share registration request, the trial court, however, in its ruling, ordered Guizhou Taibang to pay accumulated dividends of RMB13.8 million (approximately $2.0 million) associated with these shares and the related interest expenses to Jie’an. Guizhou Taibang and Jie’an subsequently filed a cross-appeal. In December 2014, the appellate court ruled in favor of Jie’an supporting its request to register 1.8 million shares and ordered Guizhou Taibang to pay Jie’an its share of accumulated dividends of RMB18.3 million (approximately $2.6 million) associated with these shares plus the related interest expenses to Jie’an. In the first half of 2015, Guizhou Taibang paid an aggregate of RMB22.6 million (approximately $3.3 million) to the trial court held in escrow pending further appeal of this case. In June 2015, Guizhou Taibang appealed to the High Court of Guizhou, which overruled the decision of the appellate court and remanded the case to the trial court for retrial in September 2015. In August 2016, the trial court granted Jie’an’s petition to withdraw the lawsuit as Jie’an sought to withdraw its capital contribution in Guizhou Taibang pursuant to an agreement dated July 31, 2016. The funds held in escrow were credited to the consideration payable to Jie’an for the capital withdrawal as described below.

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

On July 31, 2016, Guiyang Dalin Biologic Technologies Co., Ltd., or Guiyang Dalin, Guizhou Taibang, Jie’an and Yigong Shengda entered into an agreement, pursuant to which Jie’an and Yigong Shengda agreed to withdraw their respective capital contributions in Guizhou Taibang for an aggregate consideration of RMB415.0 million (approximately $59.8 million). In August 2016, Guizhou Taibang paid the first installment of RMB90.0 million (approximately $13.0 million) of the consideration to Jie’an and Yigong Shengda. Guizhou Taibang completed the AIC registration for the foregoing capital withdrawal in October 2016 and paid the balance of the consideration to Jie’an and Yigong Shengda in November 2016. As a result of the capital withdrawal, Guiyang Dalin has become the sole shareholder of Guizhou Taibang.

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

In October 2010, the trial court denied such individual investor’s right as shareholder of Guizhou Taibang and his entitlement to share the dividends, which ruling was reaffirmed after a re-trial by the same trial court in December 2012. After such ruling, Guizhou Taibang attempted to return the originally received fund of RMB34.2 million (approximately $4.9 million) to such investor by wiring the fund back to his bank account but was unable to do so due to the closure of his bank account. Another investor, however, accepted the returned fund of RMB11.2 million (approximately $1.6 million) from Guizhou Taibang in November 2010. In 2013, the same individual investor appealed the case to the PRC Supreme Court, which also denied his claims for shareholder status in Guizhou Taibang and the related dividend distribution and accrued interest in September 2013. Such investor subsequently attempted to seek a re-trial by the PRC Supreme Court, which request was denied by the PRC Supreme Court in January 2014. He then applied to the PRC Supreme Procuratorate to request for a review of the PRC Supreme Court’s decision and seek an appeal by the PRC Supreme Procuratorate to the PRC Supreme Court for an ultimate re-trial on his behalf. In July 2015, the PRC Supreme Procuratorate rejected his request for review.

As of December 31, 2016, Guizhou Taibang had maintained, on its balance sheet, payables to the investors of RMB34.2 million (approximately $4.9 million) as originally received funds from such individual investor in respect of the shares in dispute, RMB20.6 million (approximately $3.0 million) for the interest expenses, and RMB0.3 million (approximately $0.1 million) for the 1% penalty imposed by the Equity Purchase Agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor.

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

	Closing Prices(1)
	High	Low
	USD	USD
2016
1st Quarter	142.08	105.52
2nd Quarter	128.74	101.05
3rd Quarter	134.17	107.18
4th Quarter	125.43	107.52

2015
1st Quarter	95.51	64.98
2nd Quarter	120.85	92.69
3rd Quarter	123.83	82.62
4th Quarter	142.46	89.13

(1)	The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of February 17, 2017, there were 437 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2016 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2016 fiscal year.

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated statement of comprehensive income data for 2016, 2015 and 2014 and the selected balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for 2013 and 2012 and the selected balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements not included in this report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(U.S. dollars in thousands, except per share data)
Revenues	341,169	296,458	243,252	203,357	184,813
Income From Operations	143,915	132,586	111,159	86,933	74,489
Net Income attributable to China Biologic Products, Inc.	104,780	89,043	70,917	54,602	45,222
Total Assets	604,958	551,466	446,847	403,781	311,047
Total Current Liabilities	73,441	71,655	120,682	63,439	47,719
Total Long Term Liabilities	10,380	12,849	50,904	36,373	5,909
Total Stockholders' equity attributable to China Biologic Products, Inc.	462,200	382,343	212,087	237,692	195,470
Total Equity	521,137	466,962	275,262	303,970	257,419
Net Income Per Share
Basic	3.79	3.40	2.85	2.05	1.73
Diluted	3.74	3.27	2.71	1.96	1.62

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

Overview

We are a biopharmaceutical company principally engaged in the research, development, manufacturing and sales of plasma products in China. We have a strong product portfolio with over 20 different dosage forms of plasma products and other biopharmaceutical products across nine categories. Our principal products are human albumin and IVIG. These products use human plasma as their principal raw material. Sales of human albumin products represented approximately 39.2%, 37.6% and 39.3% of our total sales for 2016, 2015 and 2014, respectively. Sales of IVIG products represented approximately 34.6%, 42.2% and 40.4% of our total sales for 2016, 2015 and 2014, respectively. All of our products are prescription medicines administered in the form of injections.

Our sales model focuses on direct sales to hospitals and inoculation centers and is complemented by distributor sales. In 2016, we generated sales of $341.2 million, an increase of 15.1% from 2015, and recorded net income attributable to our company of $104.8 million, an increase of 17.8% from 2015.

Recent Developments

We received two approvals from the Shandong Provincial Health and Family Planning Commission on December 30, 2016 to build a new plasma collection station and a new branch collection facility, respectively, in Shandong Province. The new plasma collection station will be located in Ju County in Rizhao City, while the new branch plasma collection facility will be located in Feicheng County in Tai’an City and operated under the Company’s Ningyang plasma collection station, which was established in Tai’an City in July 2011.

Financial Performance Highlights

The following are some financial highlights for 2016:

•	Sales: Sales increased by $44.7 million, or 15.1%, to $341.2 million for 2016 from $296.5 million for 2015.

•	Gross Profit: Gross profit increased by $27.2 million, or 14.3%, to $217.2 million for 2016 from $190.0 million for 2015. As a percentage of sales, gross profit decreased from 64.1% in 2015 to 63.6% in 2016.

•	Income from operations: Income from operations increased by $11.4 million, or 8.6%, to $144.0 million for 2016 from $132.6 million for 2015.

•	Net income attributable to our company: Net income attributable to our company increased by $15.8 million, or 17.8%, to $104.8 million for 2016 from $89.0 million for 2015.

•	Fully diluted net income per share: Fully diluted net income per share was $3.74 for 2016, as compared to $3.27 for 2015.

Principal Factors Affecting Our Financial Performance

The following are key factors that affect our financial condition and results of operations and we believe them to be important to the understanding of our business:

Raw material supply and prices

The primary raw material used in the production of our albumin and immunoglobulin products is human plasma. The collection of human plasma in China is generally influenced by a number of factors such as government regulations, geographical locations of plasma collection stations, sanitary conditions of plasma collection stations, living standards of the donors, and cultural and religious beliefs. If we experience any shortage of plasma supply, we may not be able to fully utilize our production capacity. We currently operate 12 plasma collection stations (including one branch collection facility) through Shandong Taibang and two plasma collection stations through Guizhou Taibang. These plasma collection stations provide us with a stable source of plasma supply.

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

According to the PRC government policy, new or high technology companies may enjoy a preferential income tax rate of 15.0%, instead of 25.0% under the EIT Law. In October 2014, Shandong Taibang renewed its high and new technology enterprise qualification, which entitled it to enjoy a preferential income tax rate of 15.0% for a period of three years from 2014 to 2016. Shandong Taibang will apply for a renewal for an additional three years from 2017 to 2019 upon the expiration of its high and new technology enterprise certificate. According to Notice on Issues Concerning Relevant Tax Policies in Deepening the Implementation of the Western Development Strategy jointly promulgated by the PRC Ministry of Finance, the PRC General Administration of Customs and SAT dated July 27, 2011, Guizhou Taibang, being a qualified enterprise located in the western region of China, enjoys a preferential income tax rate of 15.0% effective from January 1, 2011 to December 31, 2020. All of our other PRC subsidiaries are subject to the statutory income tax rate of 25.0%.

Results of Operations

The following table sets forth a summary of our consolidated statements of comprehensive income for the periods indicated. Our historical results presented below are not necessarily indicative of the results that may be expected for any other future period.

	For the Year Ended December 31,
	2016		2015		2014
	$	% of Total Sales	$	% of Total Sales	$	% of Total Sales
	(U.S. dollars in thousands, except percentage and per share data)
SALES	341,169	100.0	296,458	100.0	243,252	100.0
COST OF SALES	124,034	36.4	106,483	35.9	80,026	32.9
GROSS MARGIN	217,135	63.6	189,975	64.1	163,226	67.1
OPERATING EXPENSES:
Selling expenses	11,679	3.4	9,973	3.4	10,707	4.4
General and administrative expenses	54,519	16.0	41,392	14.0	32,130	13.2
Research and development expenses	7,022	2.1	6,024	2.0	4,162	1.7
Provision for other receivables in respect of an employee housing development project	-	-	-	-	5,068	2.1
Total operating expenses	73,220	21.5	57,389	19.4	52,067	21.4
INCOME FROM OPERATIONS	143,915	42.1	132,586	44.7	111,159	45.7
OTHER INCOME (EXPENSES):
Equity in income (loss) of equity method investee	2,519	0.7	(1,311)	(0.4)	8,646	3.6
Interest income	7,816	2.3	5,551	1.9	6,645	2.7
Interest expense	(254)	-	(1,727)	(0.6)	(3,698)	(1.5)
Loss from disposal of a subsidiary	(76)	-	-	-	-	-
Total other income, net	10,005	3.0	2,513	0.9	11,593	4.8
EARNINGS BEFORE INCOME TAX EXPENSE	153,920	45.1	135,099	45.6	122,752	50.5
INCOME TAX EXPENSE	25,126	7.4	20,993	7.1	26,639	11.0
NET INCOME	128,794	37.7	114,106	38.5	96,113	39.5
Less: Net income attributable to non-controlling interest	24,014	7.0	25,063	8.5	25,196	10.3
NET INCOME ATTRIBUTABLE TO COMPANY	104,780	30.7	89,043	30.0	70,917	29.2
NET INCOME PER SHARE OF COMMON STOCK
BASIC	3.79		3.40		2.85
DILUTED	3.74		3.27		2.71

Comparison of years ended December 31, 2016 and 2015

Sales

Our total sales increased by 15.1%, or $44.7 million, to $341.2 million for 2016, compared to $296.5 million for 2015. In RMB terms, which is a non-GAAP measure, our total sales increased by 22.8% for 2016 as compared to 2015. The increase in sales for 2016 was primarily attributable to the increase in the sales price of human tetanus immunoglobulin products and the increase in the sales volume of human albumin products, placenta polypeptide and human tetanus immunoglobulin products, partially offset by the decrease in the sales volume of IVIG products.

The following table summarizes the breakdown of sales by major types of products:

	For the Year Ended December 31,
	2016		2015		Change
	$	%	$	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human albumin	133.7	39.2	111.4	37.6	22.3	20.0
Immunoglobulin products:
IVIG	117.9	34.6	125.1	42.2	(7.2)	(5.8)
Other immunoglobulin products	40.1	11.8	22.5	7.6	17.6	78.2
Placenta polypeptide	32.2	9.4	27.2	9.2	5.0	18.4
Others	17.3	5.0	10.3	3.4	7.0	68.0
Totals	341.2	100.0	296.5	100.0	44.7	15.1

For 2016 as compared to 2015:

•	the average price for our approved human albumin products, which represented 39.2% of our total sales for 2016, increased by 1.5% in RMB terms (which is a non-GAAP measure) and decreased by 4.9% in USD terms; and

•	the average price for our approved IVIG products, which represented 34.6% of our total sales for 2016, increased by 4.2% in RMB terms (which is a non-GAAP measure) and decreased by 2.3% in USD terms.

The average sales price of our human albumin and IVIG products increased in RMB term for 2016 as compared to 2015, following the removal of the retail price ceiling for drug products effective on June 1, 2015, owing to the increased market demand for human albumin and IVIG products.

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

The sales volume of our human albumin products increased by 26.2% for 2016 as compared to 2015, which was primarily attributable to the increased production volume at Shandong Taibang and Guizhou Taibang as a result of increased plasma supply volume. The sales volume of our IVIG products decreased by 3.6% for 2016 as compared to 2015, primarily due to the depletion of IVIG pastes we reserved from prior years that were processed and sold in 2015 and the allocation of more production facilities to human tetanus immunoglobulin products with higher margin in 2016.

The sales increase of other immunoglobulin products for 2016 as compared to 2015 was mainly attributable to the increase in both average sales price and sales volume of human tetanus immunoglobulin products. The sales volume of our human tetanus immunoglobulin increased by 41.9% for 2016 as compared to 2015. The average sales price of human tetanus immunoglobulin products increased significantly for 2016 as compared to 2015 due to the significant market supply shortage following the removal of the retail price ceiling for drug products effective on June 1, 2015.

The sales increase of placenta polypeptide products was generally in line with the sales volume increase for 2016 as compared to 2015. The sales volume of placenta polypeptide products increased by 22.6% for 2016 as compared to 2015, primarily because we increased our market penetration into more hospitals through our improved sales capabilities.

The sales increase of other products for 2016 as compared to 2015 was mainly due to the increase in sales volume of both factor VIII and PCC, sales of which we ramped up in 2016.

Cost of sales & gross profit

	For the Year Ended December 31,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	$124.0	$106.5	$17.5	16.4
as a percentage of total sales	36.4%	35.9%		0.5
Gross Profit	$217.2	$190.0	$27.2	14.3
Gross Margin	63.6%	64.1%		(0.5)

Our cost of sales was $124.0 million, or 36.4% of our sales, for 2016, as compared to $106.5 million, or 35.9% of our sales for 2015. Our gross profit was $217.1 million and $190.0 million for 2016 and 2015, respectively, representing gross margins of 63.6% and 64.1%, respectively.

Our cost of sales and gross margin are affected by the product pricing, raw material costs, product mix, yields and manufactory efficiency. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors consistent with the industry practice. We expect the nutrition fees to be paid to donors will continue to increase as a result of improving living standards in China. Consequently, future improvements on margins will need to be derived from increases in product pricing, yields and manufacturing efficiency, as well as from optimizing the product mix.

The increase of cost of sales was mainly due to the increases in the sales volume of human albumin products, placenta polypeptide products and human tetanus immunoglobulin products, which was partially offset by the decrease in the sales volume of IVIG products. The increase in cost of sales as a percentage of sales for 2016 as compared to 2015 was mainly due to the higher cost of plasma purchased from Xinjiang Deyuan, which was partially offset by the increase in the average sales price of certain plasma products and a more profitable product mix.

Operating expenses

	For the Year Ended December 31,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	$73.2	$57.4	$15.8	27.5
as a percentage of total sales	21.5%	19.4%		2.1

Our total operating expenses increased by $15.8 million, or 27.5%, to $73.2 million for 2016 from $57.4 million for 2015. As a percentage of total sales, total expenses increased by 2.1% to 21.5% for 2016 from 19.4% for 2015. The increase of the total operating expenses was primarily due to the combined effect of the increase of general and administrative expenses and selling expenses as discussed below.

Selling expenses

	For the Year Ended December 31,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	$11.7	$10.0	$1.7	17.0
as a percentage of total sales	3.4%	3.4%		-

For 2016, our selling expenses increased by $1.7 million, or 17.0%, to $11.7 million from $10.0 million for 2015. As a percentage of total sales, our selling expenses for 2016 remained stable as compared to 2015. The increase of the selling expenses was in line with the sales growth in 2016 as compared to 2015.

General and administrative expenses

	For the Year Ended December 31,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	$54.5	$41.4	$13.1	31.6%
as a percentage of total sales	16.0%	14.0%		2.0

For 2016, our general and administrative expenses increased by $13.1 million, or 31.6%, to $54.5 million from $41.4 million for 2015. As a percentage of total sales, general and administrative expenses increased by 2.0% to 16.0% for 2016 from 14.0% for 2015. The increase in general and administrative expenses was mainly due to the increase of share-based compensation expenses of $12.3 million.

Research and development expenses

	For the Year Ended December 31,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	$7.0	$6.0	$1.0	16.7%
as a percentage of total sales	2.1%	2.0%		0.1

For 2016, our research and development expenses increased by $1.0, or 16.7%, to $7.0 million from $6.0 million for 2015. In 2016 and 2015, we received government grants totaling $0.8 million and $1.2 million, respectively, and recognized them as a reduction of research and development expenses. Excluding this impact, our non-GAAP research and development expenses increased by $0.6 million for 2016 from 2015. As a percentage of total sales, our non-GAAP research and development expenses, excluding the impact of these recognized government grants, decreased by 0.1% to 2.3% for 2016 from 2.4% for 2015.

Equity in (loss) income of equity method investee

Our equity method investment represented our 35.0% equity interest in Huitian, our equity method investee. For 2016, our equity in income (loss) of equity method investee increased by $3.8 million to a gain of $2.5 million from a loss of $1.3 million for 2015. Huitian suspended its production and began to construct a new production facility to meet the new GMP standard in late 2013. Huitian incurred operation losses during the suspension period in 2015 as it did not commence production at its new facility until February 2016.

Income tax expense

	For the Year Ended December 31,		Change
	2016	2015	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax expense	$25.1	$21.0	$4.1	19.5
Effective income tax rate	16.3%	15.5%		0.8

Our provision for income taxes increased by $4.1 million, or 19.5%, to $25.1 million for 2016 from $21.0 million for 2015. Our effective income tax rates were 16.3% and 15.5% for 2016 and 2015, respectively. The increase of effective income tax rate was mainly due to that on a percentage basis, greater losses were generated by China Biologic in U.S. for 2016 as compared to 2015, most of which were provided valuation allowance.

Comparison of years ended December 31, 2015 and 2014

Sales

Our total sales increased by 21.9%, or $53.2 million, to $296.5 million for 2015, compared to $243.3 million for 2014, primarily due to increases in the sales volumes of human albumin and IVIG. In RMB terms, which is a non-GAAP measure, our sales increased by 23.4% for 2015 as compared to 2014. Such increase of sales was mainly due to the increase in sales volume in major plasma products.

The following table summarizes the breakdown of sales by major types of products:

	For the Year Ended December 31,
	2015		2014		Change
	$	%	$	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human albumin	111.4	37.6	95.6	39.3	15.8	16.5
Immunoglobulin products:
IVIG	125.1	42.2	98.4	40.4	26.7	27.1
Other immunoglobulin products	22.5	7.6	19.7	8.1	2.8	14.2
Placenta polypeptide	27.2	9.2	24.0	9.9	3.2	13.3
Others	10.3	3.4	5.6	2.3	4.7	83.9
Totals	296.5	100.0	243.3	100.0	53.2	21.9

For 2015 as compared to 2014:

•	the average price for our approved human albumin products, which represented 37.6% of our total sales, remained stable and, excluding the foreign exchange effect, their average price in RMB increased by approximately 1.3% (which is a non-GAAP measure); and

•	the average price for our approved IVIG products, which represented 42.2% of our total sales, remained stable, and excluding the foreign exchange effect, their average price in RMB increased by approximately 1.2% (which is a non-GAAP measure).

The average sales price of our human albumin and IVIG products increased in RMB term for 2015 as compared to 2014, as a result of the combined effects of the reduced value added tax, or VAT, rate, strong market demand and our sales effort to increase market shares in tier-one cities and new markets. The VAT rate on sales of plasma products was reduced from 6.0% to 3.0%, effective on July 1, 2014. The reduction in the VAT rate had a positive impact on our sales prices as our sales are recognized as the invoiced price of the products sold minus VAT. All other factors being equal, the reduction in the VAT rate had the effect of increasing our sales price of plasma products by 2.9%. Excluding this impact, the average sales price of our human albumin and IVIG products in RMB term would have remained stable in 2015 as compared to 2014. The average sales price of our human albumin and IVIG products increased slightly in RMB term in response to the strong market demand following the removal of the retail price ceilings for drug products, effective on June 1, 2015. This increase was partially offset by our effort to increase the market share of our human albumin products and IVIG products in tier-one cities and new markets in 2015, whereby we increased sales to distributors with lower invoiced prices compared to direct sales to hospitals and inoculation centers.

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

The sales volume of our human albumin products increased by 16.6% for 2015 as compared to 2014, as a result of the increased production volume at Shandong Taibang and Guizhou Taibang. The sales volume of our IVIG products increased by 27.0% for 2015 as compared to 2014, mainly due to the increased sales through distributors in tier-one cities and new markets supported by the increased output following the production resumption at Guizhou Taibang in March 2014. Further, in anticipation of a favorable market environment and our increased sales capabilities in 2015, we reserved a large volume of IVIG pastes from previous years to be processed and sold in early 2015, which also contributed to our increased sales volume in 2015.

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

The increase in cost of sales for 2015 as compared to 2014 was generally in line with the increases in sales volume and cost of plasma. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors consistent with the industry practice. We expect the nutrition fees to be paid to donors will continue to increase as a result of improving living standards in China. Consequently, future improvements on margins will need to be derived from increases in product pricing, yields and manufacturing efficiency, as well as from optimizing the product mix. The increase in cost of sales as a percentage of sales for 2015 as compared to 2014 was mainly due to the increase in cost of plasma, which was partially offset by the increase in the average sales price of major plasma products.

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

For 2015, our research and development expenses increased by $1.8, or 42.9%, to $6.0 million from $4.2 million for 2014. In 2015 and 2014, we received government grants totaling $1.2 million and $2.1 million respectively and recognized them as a reduction of research and development expenses. Excluding this impact, our non-GAAP research and development expenses increased by $0.9 million for 2015 from 2014. As a percentage of total sales, our non-GAAP research and development expenses, excluding the impact of the government grants, decreased by 0.2% to 2.4% for 2015 from 2.6% for 2014. The increase of our research and development expenses was mainly due to the expenditures paid for certain clinical trial programs in 2015.

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

Equity in (loss) income of equity method investee

Our equity method investment represented our 35.0% equity interest in Huitian, our equity method investee. For 2015, our equity in (loss) income of equity method investee decreased by $9.9 million to a loss of $1.3 million from income of $8.6 million for 2014. Huitian suspended its production and began to construct a new production facility to meet the new GMP standard in late 2013. Huitian incurred operation losses during the suspension period in 2015 as it did not commence production at its new facility until February 2016. In 2014, Huitian disposed of a subsidiary, recognizing a gain of RMB116.7 million (approximately $19.0 million).

Income tax expense

	For the Year Ended December 31,		Change
	2015	2014	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax expense	$21.0	$26.6	$(5.6)	(21.1)
Effective income tax rate	15.5%	21.7%		(6.2)

Our provision for income taxes decreased by $5.6 million, or 21.1%, to $21.0 million for 2015 from $26.6 million for 2014. For 2014, we incurred the dividend withholding income tax of $8.9 million in respect of the dividends declared or to be declared by Shandong Taibang. With our plan to reinvest Shandong Taibang’s earnings in its business operations, we no longer incurred dividend withholding income tax in respect of Shandong Taibang since 2015 following an internal corporate restructuring.

Excluding the impact of dividend withholding income tax, our effective income tax rates were 15.5% and 14.4% for 2015 and 2014, respectively. The statutory tax rate applicable to our major operating subsidiaries in the PRC for 2015 and 2014 was 15.0%.

Foreign Currency Exchange Impact

All of our consolidated revenues and consolidated costs of sales and majority of expenses, as well as all of our assets (except for certain cash balances) are denominated in RMB, whereas our reporting currency is U.S. dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. For details, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk— Foreign Exchange Risk.”

Given that our operations are primarily in China, we evaluate certain key items of our financial results on a local currency basis (i.e., in RMB) in addition to the reporting currency (i.e., in USD). The local currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing local currency information on such key items enhances the understanding of our financial results and evaluation of performance in comparison to prior periods. We calculate changes in local currency percentages by comparing financial results denominated in RMB from period to period.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by bank borrowings and equity contributions by our stockholders. As of December 31, 2016, we had $183.8 million in cash and cash equivalents, primarily consisting of cash on hand and demand deposits.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	For the Year Ended December 31,
	2016	2015	2014
	(U.S. dollars in millions)
Net cash provided by operating activities	$123.3	$109.4	$93.5
Net cash used in investing activities	(52.5)	(89.8)	(13.4)
Net cash (used in) provided by financing activities	(22.1)	51.6	(142.8)
Effects of exchange rate change in cash	(9.8)	(7.1)	(0.6)
Net increase (decrease) in cash and cash equivalents	38.9	64.1	(63.3)
Cash and cash equivalents at beginning of the year	144.9	80.8	144.1
Cash and cash equivalents at end of the year	$183.8	$144.9	$80.8

Operating activities

Cash inflows from operating activities totaled $123.3 million in 2016, $109.4 million in 2015, and $93.5 million in 2014. Cash inflows increased by $13.9 million in 2016 as compared to 2015 and increased by $15.9 million in 2015 as compared to 2014. Such increases in cash inflows from operations were mainly in line with the improvements in our results of operations in 2016 and 2015, partially offset by an increase in accounts receivable and inventories during the relevant years.

Accounts receivable

Our average collection speed of accounts receivable slowed down slightly in 2016 as compared to 2015. The accounts receivable turnover days for plasma products were 41 days, 34 days, and 31 days for 2016, 2015, and 2014, respectively. The increase in turnover days for 2016 was primarily due to the extended credit terms granted to certain qualified hospitals in 2016 for enhancing our business relationship with certain key customers. In 2015, we adjusted our sales strategy by granting extended credit terms to certain qualified distributors of human rabies immunoglobulin products to assist in their bidding efforts with provincial centers for disease control and prevention. In prior years, these distributors were required to make the payments in advance of our product deliveries.

Inventories

Cash outflows for inventories increased in both 2016 and 2015. The increases in inventory for 2016, 2015 and 2014 were $40.1, $32.1 million and $13.4 million, respectively. The increase of inventories in 2016 as compared to 2015 was mainly attributable to the increase in source plasma purchased from Xinjiang Deyuan as well as the increase of finished goods in preparation for Shandong Taibang’s facility transition. The increase of inventories in 2015 as compared to 2014 was mainly attributable to the source plasma and plasma pastes purchased from Xinjiang Deyuan.

Investing activities

Cash outflows from investing activities for 2016 was $52.5 million, as compared to $89.8 million and $13.4 million for 2015 and 2014, respectively. In 2016, we paid $51.0 million for the acquisition of property, plant and equipment, intangible assets and land use rights and provided loans of $12.3 million to Xinjiang Deyuan, which was partially offset by a $10.3 million refund of deposits on land use rights from the local government.

In 2015, we paid $52.3 million for the acquisition of property, plant and equipment, intangible assets and land use rights and provided a long-term loan of $40.7 million to Xinjiang Deyuan, which was partially offset by government grants of $2.5 million in connection with our purchase of property, plant and equipment.

In 2014, we paid $21.9 million for the acquisition of property, plant and equipment, intangible assets and land use rights, which was partially offset by a $1.6 million refund of deposits from the local government due to a decrease in the size of a land parcel purchased by Guizhou Taibang and proceeds of $6.6 million from the maturity of a time deposit made in 2013.

Financing activities

Cash outflows from financing activities for 2016 totaled $22.1 million, as compared to cash inflows from financing activities totaled $51.6 million and cash outflows from financing activities totaled $142.8 million for 2015 and 2014, respectively.

Cash outflows from financing activities in 2016 mainly consisted of payment of $58.1 million to the former minority shareholders of Guizhou Taibang in connection with their capital withdrawal from Guizhou Taibang (See Item 3 “Legal Proceedings”) and a dividend payment of $7.9 million by our subsidiary to noncontrolling interest shareholder, partially offset by the maturity of a $37.8 million time deposit as a security for a bank loan that was fully repaid in June 2015 and proceeds of $3.6 million from stock option exercised.

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

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of December 31, 2016:

	Payments due by period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
	(U.S. dollars in millions)
Operating lease commitment	1.1	0.4	0.6	-	0.1
Purchase commitment	44.7	25.4	19.3	-	-
Capital commitment	27.4	24.6	2.8	-	-
Total	73.2	50.4	22.7	-	0.1

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

We generally ask our distributors to pay in advance before we deliver products, with few exceptions for a credit period of no longer than 60 days. For hospitals and clinics, depending on the relationship and the creditability, we generally grant a credit period of no longer than 90 days with exceptions to customers, which we believe are credit worthy, of up to six months. We have provided a bad debt allowance of $123,239, $34,902 and $6,211 respectively for 2016, 2015 and 2014. Due to recovery of bad debt that we previously provided an allowance, the recoveries of bad debt provision was nil, nil and $30,673 for 2016, 2015 and 2014, respectively.

Inventories

Inventories are stated at the lower of cost or market. Adjustments are recorded to write down the carrying amount of any obsolete and excess inventory to its estimated net realizable value based on historical and forecasted demand.

We review the inventory periodically for possible obsolete goods and cost in excess of net realizable value to determine if any reserves are necessary. Provisions to write-down the carrying amount of obsolete inventory to its estimated net realizable value amounted to $256,862, $76,587 and $324,584 for 2016, 2015 and 2014, respectively, and were recorded as cost of sales in the consolidated statements of comprehensive income.

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

RMB is currently freely convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment. In addition, beginning in July 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of major foreign currencies. Under the managed floating exchange rate regime, RMB is no longer pegged to U.S. dollars. The People’s Bank of China announces the closing prices of foreign currencies such as U.S. dollars traded against RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and makes such prices the central parity for trading against RMB on the following business day. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against U.S. dollars in the inter-bank spot foreign exchange market from 0.3% to 0.5%. On June 19, 2010, the People’s Bank of China announced that it would proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of major foreign currencies. On April 16, 2012, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against U.S. dollars in the inter-bank spot foreign exchange market from 0.5% to 1.0%. On March 17, 2014, the People’s Bank of China announced a policy to further expand the maximum daily floating range of RMB trading prices against U.S. dollars in the inter-bank spot foreign exchange market to 2.0%. In the long term, RMB may appreciate or depreciate more significantly in value against U.S. dollars or other foreign currencies, depending on the market supply and demand with reference to a basket of major foreign currencies. On August 10, 2015, the People’s Bank of China announced that it had changed the calculation method for RMB’s daily central parity exchange rate against U.S. dollars, which resulted in an approximately 2.0% depreciation of RMB on that day. RMB continued to experience an approximately 9.6% depreciation against U.S. dollars throughout the remainder of 2015 and up to the date of this report.

Account Balances

We maintain cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States, Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong, or China Deposit Insurance Scheme insured limits for the banks located in the PRC. Total cash at banks, time deposits and restricted cash deposits as of December 31, 2016 and December 31, 2015 amounted to $183.1 million and $182.3 million respectively, $2.7 million and $3.0 million of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash at banks and deposits.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 39.2% and 34.6% of the total sales for 2016, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2016, 2015 and 2014 begins on page F-1 of this report.

Quarterly Financial Results

The following table sets forth certain unaudited financial information for each of the eight quarters ended December 31, 2016. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in this annual report and, in the opinion of management, include all adjustments necessary for the fair presentation of the results of operations for these periods. This information should be read together with our audited consolidated financial statements and the related notes included elsewhere in this annual report.

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(U.S. dollars in thousands, except per share data)
Sales	$77,634	$86,526	$91,421	$85,588	$68,285	$78,751	$79,068	$70,354
Gross profit	46,772	58,879	59,939	51,545	41,263	50,806	52,013	45,893
Earnings before income tax expense	27,530	42,552	44,498	39,340	23,531	35,931	40,366	35,271
Net income attributable to Company	19,439	28,391	30,753	26,197	16,280	22,877	26,724	23,162
Basic earnings per share	0.69	1.02	1.12	0.96	0.60	0.86	1.05	0.91
Diluted earnings per share	0.69	1.01	1.10	0.94	0.59	0.82	0.99	0.87

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2016 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level to enable our company to record, process, summarize and report information required under the SEC’s rules in a timely manner.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this evaluation, management used the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including the control environment, risk assessment, control activities, information and communication, and monitoring activities. Based on our evaluation we determined that our internal control over financial reporting was effective as of December 31, 2016.

Our internal control over financial reporting as of December 31, 2016 has been audited by our registered public accounting firm as stated in their report which is included in Part II, Item 9A of this form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

China Biologic Products, Inc.:

We have audited China Biologic Products, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China Biologic Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, China Biologic Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of China Biologic Products, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG Huazhen LLP

Beijing, China

February 23, 2017

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d) and 15d-15(f)) during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Entry into a Material Definitive Agreement

Given the timing of the event, the following information is included in this Form 10-K pursuant to Item 1.01 “Entry into a Material Definitive Agreement” of Form 8-K in lieu of filing a Form 8-K.

On February 22, 2017, our board of directors (the “Board”) authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of the common stock, par value $0.0001 per share (the “Common Shares”), of the Company to stockholders of record at the close of business on March 6, 2017 (the “Record Date”). The complete terms of the Rights are set forth in a Preferred Shares Rights Agreement (the “Rights Agreement”), dated as of February 22, 2017, between the Company and Securities Transfer Corporation, as rights agent.

The Board adopted the Rights Agreement to protect stockholders from coercive or otherwise unfair takeover tactics. In general terms, it works by imposing a significant penalty upon any person or group that acquires 15% or more of the Common Shares without the approval of the Board after February 22, 2017. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. However, neither the Rights Agreement nor the Rights should interfere with any merger, tender or exchange offer or other business combination approved by the Board. The Board had previously adopted similar preferred shares rights agreements on November 19, 2012, which expired on November 20, 2014, and on January 8, 2015, which expired on January 8, 2017.

Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Series A Participating Preferred Stock, par value $0.0001 per share (the “Preferred Shares”), of the Company at an exercise price of $550.00 per one one-thousandth of a Preferred Share, subject to adjustment (the “Exercise Price”). However, the Rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. In particular, after February 22, 2017:

•	if a person or group acquires 15% or more of the Company’s Common Shares (including through derivatives), then the Rights will become exercisable and each Right will entitle its holder (except the acquiring person or group) to purchase, at the Exercise Price, a number of the Company’s Common Shares having a then-current market value of twice the Exercise Price;

•	if after a person or group acquires 15% or more of the Company’s Common Shares, the Company merges into another company, an acquiring entity merges into the Company or the Company sells or transfers more than 50% of its assets, cash flow or earning power, then each Right will entitle its holder (except the acquiring person or group) to purchase, for the Exercise Price, a number of shares of common stock of the person engaging in the transaction having a then-current market value of twice the Exercise Price; or

•	after a person or group acquires 15% or more of the Company’s Common Shares, the Board may, at its option, exchange the Rights (except for Rights held by the acquiring person or group), in whole or in part, for Common Shares at an exchange ratio of one Common Share per Right (subject to adjustment).

The following is a more detailed summary of the terms of the Rights Agreement. The summary does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, a copy of which is attached as Exhibit 4.5 and incorporated herein by reference.

Distribution and Transfer of Rights; Rights Certificates

The Board has declared a dividend of one Right for each outstanding Common Share. Prior to the Distribution Date referred to below:

•	the Rights will be evidenced by and trade with the certificates for the Common Shares (or, with respect to any uncertificated Common Shares registered in book entry form, by notation in book entry), together with a copy of this summary of Rights, and no separate rights certificates will be distributed;

•	new Common Shares certificates issued after the Record Date will contain a legend incorporating the Rights Agreement by reference (for uncertificated Common Shares registered in book entry form, this legend will be contained in a notation in book entry); and

•	the surrender for transfer of any certificates for Common Shares (or the surrender for transfer of any uncertificated Common Shares registered in book entry form) will also constitute the transfer of the Rights associated with such Common Shares.

Rights will accompany any new Common Shares that are issued after the Record Date.

Distribution Date

Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the Common Shares and become exercisable following (i) the 10th business day (or such later date as may be determined by the Board) after the public announcement that an Acquiring Person has acquired beneficial ownership of 15% or more of the Common Shares or (ii) the 10th business day (or such later date as may be determined by the Board) after a person or group announces a tender or exchange offer that would result in ownership by a person or group of 15% or more of the Common Shares. For purposes of the Rights Agreement, beneficial ownership is defined to include the ownership of derivative securities.

“Acquiring Person” means a person or group of affiliated or associated persons who has acquired beneficial ownership of 15% or more of the Common Shares; provided however, no person who, at the time of the adoption of the Rights Agreement, beneficially owns 15% or more of the Common Shares shall be deemed to be an Acquiring Person (i.e. a stockholder’s existing ownership of the Common Shares will be grandfathered), unless and until such person acquires beneficial ownership of additional 2% or more of the Common Shares without the pre-approval of the Board.

The date on which the Rights separate from the Common Shares and become exercisable is referred to as the “Distribution Date.”

After the Distribution Date, the Company will mail Rights certificates to the Company’s stockholders as of the close of business on the Distribution Date and the Rights will become transferable apart from the Common Shares. Thereafter, such Rights certificates alone will represent the Rights.

Preferred Shares Purchasable Upon Exercise of Rights

After the Distribution Date, each Right will entitle the holder to purchase, for the Exercise Price, one one-thousandth of a Preferred Share having economic and other terms similar to that of one Common Share. This portion of a Preferred Share is intended to give the stockholder approximately the same dividend, voting and liquidation rights as would one Common Share, and should approximate the value of one Common Share.

More specifically, each one one-thousandth of a Preferred Share, if issued, will:

•	not be redeemable;

•	entitle holders to quarterly dividend payments of $0.001 per share, or an amount equal to the dividend paid on one Common Share, whichever is greater;

•	entitle holders upon liquidation either to receive $1 per share or an amount equal to the payment made on one Common Share, whichever is greater;

•	have the same voting power as one Common Share; and

•	entitle holders to a per share payment equal to the payment made on one Common Share, if the Common Shares are exchanged via merger, consolidation or a similar transaction.

Flip-In Trigger

If an Acquiring Person obtains beneficial ownership of 15% or more of the Common Shares, then each Right will entitle the holder thereof to purchase, for the Exercise Price, a number of Common Shares (or, in certain circumstances, cash, property or other securities of the Company) having a then-current market value of twice the Exercise Price. However, the Rights are not exercisable following the occurrence of the foregoing event until such time as the Rights are no longer redeemable by the Company, as further described below.

Following the occurrence of an event set forth in preceding paragraph, all Rights that are or, under certain circumstances specified in the Rights Agreement, were beneficially owned by an Acquiring Person or certain of its transferees will be null and void.

Flip-Over Trigger

If, after an Acquiring Person obtains 15% or more of the Common Shares, (i) the Company merges into another entity, (ii) an acquiring entity merges into the Company or (iii) the Company sells or transfers more than 50% of its assets, cash flow or earning power, then each Right (except for Rights that have previously been voided as set forth above) will entitle the holder thereof to purchase, for the Exercise Price, a number of shares of common stock of the person engaging in the transaction having a then-current market value of twice the Exercise Price.

Exchange Provision

At any time after the date on which an Acquiring Person beneficially owns 15% or more of the Common Shares, the Board may, at its option, exchange the Rights (except for Rights that have previously been voided as set forth above), in whole or in part, for Common Shares at an exchange ratio of one Common Share per Right (subject to adjustment). In certain circumstances, the Company may elect to exchange the Rights for cash or other securities of the Company having a value approximately equal to one Common Share.

Redemption of the Rights

The Rights will be redeemable at the Company’s option for $0.001 per Right (payable in cash, Common Shares or other consideration deemed appropriate by the Board) at any time on or prior to the 10th business day (or such later date as may be determined by the Board) after the public announcement that an Acquiring Person has acquired beneficial ownership of 15% or more of the Common Shares. Immediately upon the action of the Board ordering redemption, the Rights will terminate and the only right of the holders of the Rights will be to receive the $0.001 redemption price. The redemption price will be adjusted if the Company undertakes a stock dividend or a stock split.

Expiration of the Rights

The Rights expire on the earliest of (i) 5:00 p.m., New York City time, on the two year anniversary date of the date of the Rights Agreement (unless such date is extended) or (ii) the redemption or exchange of the Rights as described above.

Amendment of Terms of Rights Agreement and Rights

The terms of the Rights and the Rights Agreement may be amended in any respect without the consent of the holders of the Rights on or prior to the Distribution Date. Thereafter, the terms of the Rights and the Rights Agreement may be amended without the consent of the holders of Rights in order to cure any ambiguities, to shorten or lengthen any time period pursuant to the Rights Agreement or to make changes that do not adversely affect the interests of holders of the Rights.

Voting Rights; Other Stockholder Rights

The Rights will not have any voting rights. Until a Right is exercised, the holder thereof, as such, will have no separate rights as stockholder of the Company.

Anti-Dilution Provisions

The Board may adjust the Exercise Price, the number of Preferred Shares issuable and the number of outstanding Rights to prevent dilution that may occur from a stock dividend, a stock split or a reclassification of the Preferred Shares or Common Shares.

With certain exceptions, no adjustments to the Exercise Price will be made until the cumulative adjustments amount to at least 1% of the Exercise Price. No fractional Preferred Shares will be issued and, in lieu thereof, an adjustment in cash will be made based on the current market price of the Preferred Shares.

Taxes

The distribution of Rights should not be taxable for federal income tax purposes. However, following an event that renders the Rights exercisable or upon redemption of the Rights, stockholders may recognize taxable income.

Disclosure pursuant to Section 13(r) of the Exchange Act

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, we may be required to disclose in our annual and quarterly reports to the Securities and Exchange Commission (the “SEC”), whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by US economic sanctions. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of our outstanding common stock and/or are members of our board of directors, (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited (“SAMIH”). SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

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

We understand that one or more SEC-reporting affiliates of SAMIH intends to disclose in its next annual or quarterly SEC report that:

(a) Santander UK plc (“Santander UK”) holds two savings accounts and one current account for two customers resident in the United Kingdom (“UK”) who are currently designated by the United States (“US”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program. Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

(b) Santander UK held a savings account for a customer resident in the UK who is currently designated by the US under the SDGT sanctions program. The savings account was closed on July 26, 2016. Revenue generated by Santander UK on this account in the year ended December 31, 2016 was negligible relative to the overall revenues and profits of Banco Santander SA.

(c) Santander UK held a current account for a customer resident in the UK who is currently designated by the US under the SDGT sanctions program. The current account was closed on December 22, 2016. Revenue generated by Santander UK on this account in the year ended December 31, 2016 was negligible relative to the overall revenues and profits of Banco Santander SA.

(d) Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the year ended December 31, 2016. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

(e) During the year ended December 31, 2016, Santander UK had an OFAC match on a power of attorney account. A party listed on the account is currently designated by the US under the SDGT sanctions program and the Iranian Financial Sanctions Regulations (“IFSR”). The power of attorney was removed from the account on July 29, 2016. During the year ended December 31, 2016, related revenues and profits generated by Santander UK were negligible relative to the overall revenues and profits of Banco Santander SA.

(f) An Iranian national, resident in the UK, who is currently designated by the US under the IFSR and the Weapons of Mass Destruction Proliferators Sanctions Regulations, held a mortgage with Santander UK that was issued prior to such designation. The mortgage account was redeemed and closed on April 13, 2016. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continued to receive repayment instalments prior to redemption. Revenues generated by Santander UK on this account in the year ended December 31, 2016 were negligible relative to the overall revenues of Banco Santander SA. The same Iranian national also held two investment accounts with Santander ISA Managers Limited. The funds within both accounts were invested in the same portfolio fund. The accounts remained frozen until the investments were closed on May 12, 2016 and bank checks issued to the customer. Revenues generated by Santander UK on these accounts in the year ended December 31, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

(g) In addition, during the year ended December 31, 2016, Santander UK held a basic current account for an Iranian national, resident in the UK, previously designated under the Iranian Transactions and Sanctions Regulations. The account was closed in September 2016. Revenues generated by Santander UK on this account in the year ended December 31, 2016 were negligible relative to the overall revenues and profits of Banco Santander SA.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Part III is included in our Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 of Part III is included in our Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of December 31, 2016 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(2)	314,491	$10.32	684,245
Equity compensation plans not approved by security holders	-	-	-
Total	314,491	$10.32	684,245

(1)	Excludes shares of restricted stock granted pursuant to our 2008 Equity Incentive Plan. The 912,650 shares of unvested restricted stock at December 31, 2016 are issuable without the payment of any cash consideration by the grantee.

(2)

Our board of directors adopted the 2008 Plan on May 9, 2008 and shortly thereafter sought and obtained written consent from the holders of a majority of our then outstanding shares. However, in response to an SEC comment in 2010, the disclosure in the foregoing table was revised for presently unknown reasons to reflect that the 2008 Plan was not approved by our stockholders. Our recent review of our records indicates that the written consent signed by the holders of a majority of our then outstanding shares may not have complied with all requirements for a stockholder consent under the Delaware General Corporation Law (the “DGCL”). We believe that, even if the written consent did not satisfy all of the requirements applicable to stockholder consents under the DGCL, this written consent constituted approval of the 2008 Plan by the stockholders pursuant to the terms of the 2008 Plan. In addition, regardless of whether the stockholders’ written consent complied with all requirements of the DGCL, we believe that the options granted and restricted stock awarded by our board of directors under the 2008 Plan are valid.

The 2008 Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of five million shares of our common stock may be issued pursuant to the 2008 Plan. The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than the fair market value per share on the grant date, except that, in the case of an incentive stock option granted to a person who holds more than 10.0% of the total combined voting power of all classes of our stock or any of our subsidiaries, the exercise price will be no less than 110.0% of the fair market value per share on the grant date. As of December 31, 2016, 912,650 shares of restricted stock and options to purchase 314,491 share of our common stock were outstanding. No awards may be granted under the 2008 Plan after May 9, 2018, except that any award granted before then may extend beyond that date.

The other information required by Item 12 of Part III is included in our Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Part III is included in our Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 of Part III is included in our Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: February 23, 2017

CHINA BIOLOGIC PRODUCTS, INC.

By: /s/ David (Xiaoying) Gao
David (Xiaoying) Gao
Chief Executive Officer

By: /s/ Ming Yang
Ming Yang
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David (Xiaoying) Gao	Chairman and Chief Executive Officer	February 23, 2017
David (Xiaoying) Gao	(Principal Executive Officer)

/s/ Ming Yang	Chief Financial Officer	February 23, 2017
Ming Yang	(Principal Financial and Accounting Officer )

/s/ Sean Shao	Director	February 23, 2017
Sean Shao

/s/ Zhijun Tong	Director	February 23, 2017
Zhijun Tong

/s/ Yungang Lu	Director	February 23, 2017
Yungang Lu

/s/ Wenfang Liu	Director	February 23, 2017
Wenfang Liu

/s/ Albert (Wai Keung) Yeung	Director	February 23, 2017
Albert (Wai Keung) Yeung

/s/ Joseph Chow	Director	February 23, 2017
Joseph Chow

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

China Biologic Products, Inc.:

We have audited the accompanying consolidated balance sheets of China Biologic Products, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Biologic Products, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Biologic Products, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG Huazhen LLP

Beijing, China
February 23, 2017

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Note	December 31, 2016	December 31, 2015
		USD	USD
ASSETS
Current Assets
Cash and cash equivalents		183,765,533	144,937,893
Time deposits		-	38,032,593
Accounts receivable, net of allowance for doubtful accounts	3	33,918,796	25,144,969
Inventories	5	156,412,674	126,395,312
Prepayments and other current assets, net of allowance for doubtful accounts	4,12	18,275,717	24,545,597
Deposits related to land use rights, current portion	8	999,571	10,056,200
Total Current Assets		393,372,291	369,112,564

Property, plant and equipment, net	7	132,091,923	105,364,251
Land use rights, net		23,389,384	23,576,300
Equity method investment	9	10,614,755	8,718,133
Loan receivable	10	43,245,000	39,834,173
Other non-current assets	12	2,244,156	4,861,075
Total Assets		604,957,509	551,466,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable		6,158,601	9,681,835
Other payables and accrued expenses	11	59,798,145	57,462,563
Income tax payable		7,484,366	4,510,986
Total Current Liabilities		73,441,112	71,655,384

Deferred income		3,755,648	4,525,867
Other liabilities	12	6,623,926	8,323,446
Total Liabilities		83,820,686	84,504,697

Stockholders’ Equity
Common stock:
par value $0.0001;
100,000,000 shares authorized;
29,427,609 and 28,835,053 shares issued at December 31, 2016 and 2015, respectively;
27,172,905 and 26,580,349 shares outstanding at December 31, 2016 and 2015, respectively		2,943	2,884
Additional paid-in capital	22	105,459,610	105,079,845
Treasury stock: 2,254,704 shares at December 31, 2016 and 2015, respectively, at cost	15,21	(56,425,094)	(56,425,094)

Retained earnings		438,483,401	333,704,094
Accumulated other comprehensive loss		(25,320,271)	(18,605)
Total equity attributable to China Biologic Products, Inc.		462,200,589	382,343,124

Noncontrolling interest	22	58,936,234	84,618,675

Total Stockholders’ Equity		521,136,823	466,961,799

Commitments and contingencies	10,18	-	-

Total Liabilities and Stockholders’ Equity		604,957,509	551,466,496

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the Years Ended
		December 31,	December 31,	December 31,
	Note	2016	2015	2014
		USD	USD	USD
Sales	17	341,169,426	296,457,902	243,251,658
Cost of sales		124,034,448	106,482,626	80,025,375
Gross profit		217,134,978	189,975,276	163,226,283

Operating expenses
Selling expenses		11,679,242	9,973,449	10,707,409
General and administrative expenses		54,519,122	41,391,520	32,129,985
Research and development expenses		7,021,992	6,024,368	4,161,901
Provision for other receivables in respect of an employee housing development project	6	-	-	5,068,075
Income from operations		143,914,622	132,585,939	111,158,913

Other income (expenses)
Equity in income (loss) of an equity method investee	9	2,519,201	(1,311,278)	8,646,181
Interest income		7,815,780	5,551,105	6,644,886
Interest expense		(254,471)	(1,727,335)	(3,697,819)
Loss from disposal of a subsidiary		(75,891)	-	-
Total other income, net		10,004,619	2,512,492	11,593,248

Earnings before income tax expense		153,919,241	135,098,431	122,752,161

Income tax expense	12	25,125,820	20,992,913	26,639,527

Net income		128,793,421	114,105,518	96,112,634

Less: Net income attributable to noncontrolling interest		24,014,114	25,062,815	25,195,794

Net income attributable to China Biologic Products, Inc.		104,779,307	89,042,703	70,916,840

Net income per share of common stock:	19
Basic		3.79	3.40	2.85
Diluted		3.74	3.27	2.71
Weighted average shares used in computation:	19
Basic		26,848,445	25,599,153	24,427,196
Diluted		27,249,144	26,567,366	25,685,064

Net income		128,793,421	114,105,518	96,112,634

Other comprehensive loss:
Foreign currency translation adjustment, net of nil income taxes		(31,303,262)	(24,368,360)	(1,918,715)

Comprehensive income		97,490,159	89,737,158	94,193,919

Less: Comprehensive income attributable to noncontrolling interest		19,026,592	20,698,249	24,798,384

Comprehensive income attributable to China Biologic Products, Inc.		78,463,567	69,038,909	69,395,535

See accompanying notes to Consolidated Financial Statements

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated	Equity
	Common stock		Additional			other	attributable
	Number of		paid-in	Treasury	Retained	comprehensive	to China Biologic	Noncontrolling
	Shares	Par value	capital	stock	earnings	income (loss)	Products, Inc.	interest	Total equity
		USD	USD	USD	USD	USD	USD	USD	USD

Balance as of January 1, 2014	27,341,744	2,734	72,031,864	(29,594,080)	173,744,551	21,506,494	237,691,563	66,278,046	303,969,609

Net income	-	-	-	-	70,916,840	-	70,916,840	25,195,794	96,112,634
Other comprehensive loss	-	-	-	-	-	(1,521,305)	(1,521,305)	(397,410)	(1,918,715)
Dividend declared to noncontrolling interest shareholders	-	-	-	-	-	-	-	(13,056,733)	(13,056,733)
Acquisition of noncontrolling interests	-	-	(68,802,855)	-	-	-	(68,802,855)	(15,122,799)	(83,925,654)
Share repurchase	-	-	-	(70,000,000)	-	-	(70,000,000)	-	(70,000,000)
Share-based compensation	-	-	5,396,271	-	-	-	5,396,271	-	5,396,271
Excess tax benefits from stock option exercises	-	-	1,333,594	-	-	-	1,333,594	277,805	1,611,399
Reissuance of treasury stock	-	-	10,189,059	23,023,459	-	-	33,212,518	-	33,212,518
Common stock issued in connection with:
- Exercise of stock options	417,002	42	3,860,359	-	-	-	3,860,401	-	3,860,401
- Vesting of restricted shares	107,125	11	(11)	-	-	-	-	-	-
Balance as of December 31, 2014	27,865,871	2,787	24,008,281	(76,570,621)	244,661,391	19,985,189	212,087,027	63,174,703	275,261,730

Net income	-	-	-	-	89,042,703	-	89,042,703	25,062,815	114,105,518
Other comprehensive loss	-	-	-	-	-	(20,003,794)	(20,003,794)	(4,364,566)	(24,368,360)
Share-based compensation	-	-	12,114,272	-	-	-	12,114,272	-	12,114,272
Excess tax benefits from stock option exercises	-	-	1,225,941	-	-	-	1,225,941	292,761	1,518,702
Reissuance of treasury stock	-	-	60,438,432	20,145,527	-	-	80,583,959	-	80,583,959
Adjustments in noncontrolling interest resulting from capital injections	-	-	(452,962)	-	-	-	(452,962)	452,962	-
Common stock issued in connection with:
- Exercise of stock options	780,557	78	7,745,900	-	-	-	7,745,978	-	7,745,978
- Vesting of restricted shares	188,625	19	(19)	-	-	-	-	-	-
Balance as of December 31, 2015	28,835,053	2,884	105,079,845	(56,425,094)	333,704,094	(18,605)	382,343,124	84,618,675	466,961,799

Net income	-	-	-	-	104,779,307	-	104,779,307	24,014,114	128,793,421
Other comprehensive loss	-	-	-	-	-	(26,315,740)	(26,315,740)	(4,987,522)	(31,303,262)
Dividend declared to noncontrolling interest shareholder	-	-	-	-	-	-	-	(10,901,312)	(10,901,312)
Share-based compensation	-	-	24,405,511	-	-	-	24,405,511	-	24,405,511
Excess tax benefits from stock option exercises	-	-	2,299,316	-	-	-	2,299,316	314,515	2,613,831
Adjustments in noncontrolling interest resulting from capital injections	-	-	513,397	-	-	-	513,397	(513,397)	-
Capital withdrawal by noncontrolling interest shareholders	-	-	(30,397,196)	-	-	1,014,074	(29,383,122)	(33,608,839)	(62,991,961)
Common stock issued in connection with:
- Exercise of stock options	337,406	34	3,558,762	-	-	-	3,558,796	-	3,558,796
- Vesting of restricted shares	255,150	25	(25)	-	-	-	-	-	-
Balance as of December 31, 2016	29,427,609	2,943	105,459,610	(56,425,094)	438,483,401	(25,320,271)	462,200,589	58,936,234	521,136,823

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
	USD	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	128,793,421	114,105,518	96,112,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,962,983	8,179,376	6,989,222
Amortization	775,053	854,364	758,232
Loss on sale of property, plant and equipment	293,098	3,024,830	172,032
Allowance (reversal) for doubtful accounts - accounts receivable, net	123,239	34,902	(24,462)
Allowance for doubtful accounts - other receivables and prepayments	65,341	788	5,068,075
Impairment for other non-current assets	1,225,200	-	-
Write-down of obsolete inventories	256,862	76,587	324,584
Deferred tax (benefit) expense	(3,006,541)	(170,345)	3,483,890
Share-based compensation	24,405,511	12,114,272	5,396,271
Equity in (income) loss of an equity method investee	(2,519,201)	1,311,278	(8,646,181)
Loss from disposal of a subsidiary	75,891	-	-
Excess tax benefits from share-based compensation arrangements	(2,613,831)	(1,518,702)	(1,611,399)
Change in operating assets and liabilities:
Accounts receivable	(10,971,773)	(7,146,311)	(2,191,118)
Prepayment and other current assets	1,946,800	879,165	(9,236,125)
Inventories	(40,077,384)	(32,095,328)	(13,418,971)
Accounts payable	2,966,885	5,348,896	405,071
Other payables and accrued expenses	4,221,669	6,734,988	4,472,691
Deferred income	(686,757)	(416,185)	(224,040)
Income tax payable	6,022,145	(1,926,093)	5,683,912
Net cash provided by operating activities	123,258,611	109,392,000	93,514,318

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for property, plant and equipment	(49,371,318)	(38,790,998)	(17,194,201)
Payment for intangible assets and land use rights	(1,635,891)	(13,500,526)	(4,677,358)
Refund of payments and deposits related to land use right	10,297,893	-	1,635,200
Proceeds upon maturity of time deposit	-	-	6,608,612
Proceeds from sale of property, plant and equipment and land use rights	393,019	827,020	220,135
Loans lent to a third party	(12,332,718)	(40,744,167)	-
Proceeds from disposal of a subsidiary	128,654	-	-
Receipt of government grants related to property and equipment	-	2,452,864	-
Net cash used in investing activities	(52,520,361)	(89,755,807)	(13,407,612)

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
	USD	USD	USD
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercised	3,558,796	7,745,978	3,860,401
Payment for share repurchase	-	-	(70,000,000)
Proceeds from short-term bank loans	-	15,770,881	44,500,340
Repayment of short-term bank loans	-	(47,201,255)	(22,833,400)
Proceeds from long-term bank loans	-	-	70,000,000
Repayment of long-term bank loans	-	(66,300,000)	(33,700,000)
Payment for cash deposit as security for bank loans	-	-	(104,172,005)
Maturity of deposit as security for bank loans	37,756,405	63,152,258	30,370,670
Net proceeds from reissuance of treasury stock	-	80,583,959	33,212,518
Acquisition of noncontrolling interest	-	-	(86,830,499)
Excess tax benefits from share-based compensation arrangements	2,613,831	1,518,702	1,611,399
Dividend paid by subsidiaries to noncontrolling interest shareholders	(7,921,952)	-	(8,846,984)
Dividend to the trial court to be held in escrow as to dispute with Jie’an	-	(3,690,814)	-
Payment to noncontrolling interest shareholders in connection with their capital withdrawal	(58,091,018)	-	-
Net cash (used in) provided by financing activities	(22,083,938)	51,579,709	(142,827,560)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(9,826,672)	(7,098,233)	(597,409)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,827,640	64,117,669	(63,318,263)

Cash and cash equivalents at beginning of year	144,937,893	80,820,224	144,138,487

Cash and cash equivalents at end of year	183,765,533	144,937,893	80,820,224

Supplemental cash flow information
Cash paid for income taxes	22,210,476	23,348,371	17,652,514
Cash paid for interest expense	84,664	1,526,807	3,150,381
Noncash investing and financing activities:
Acquisition of property, plant and equipment included in payables	4,912,937	6,363,392	3,300,284
Loan receivable offset by accounts payable	5,848,400	-	-

See accompanying notes to Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT CONCENTRATIONS AND RISKS

China Biologic Products, Inc. (“CBP”) and its subsidiaries (collectively, the “Company”), through its subsidiaries in the People’s Republic of China (the “PRC”), is a biopharmaceutical company that is principally engaged in the research, development, manufacturing and sales of plasma-based pharmaceutical products in the PRC. The PRC subsidiaries own and operate plasma collection stations that purchase and collect plasma from individual donors. The plasma is processed into finished goods after passing through a series of fractionating processes. All of the Company’s plasma products are prescription medicines that require government approval before the products are sold to customers. The Company primarily sells its products to hospitals and inoculation centers directly or through distributors in the PRC.

Cash Concentration

The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for its bank accounts located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for its bank accounts located in Hong Kong or may exceed the insured limits for its bank accounts in China established by China Deposit Insurance Fund Management Institution. Total cash at banks and deposits as of December 31, 2016 and December 31, 2015 amounted to $183,078,440 and $182,291,723, respectively, of which $2,744,704 and $3,020,569 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

Sales Concentration

The Company’s two major products are human albumin and human immunoglobulin for intravenous injection (“IVIG”). Human albumin accounted for 39.2%, 37.6% and 39.3% of the total sales for the years ended December 31, 2016, 2015 and 2014, respectively. IVIG accounted for 34.6%, 42.2% and 40.4% of the total sales for the years ended December 31, 2016, 2015 and 2014, respectively. If the market demands for human albumin and IVIG cannot be sustained in the future or the price of human albumin and IVIG decreases, the Company’s operating results could be adversely affected.

Substantially all of the Company’s customers are located in the PRC. There were no customers that individually comprised 10% or more of sales during the years ended December 31, 2016, 2015 and 2014. No individual customer represented 10% or more of accounts receivables as at December 31, 2016 and 2015. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

Purchase Concentration

There was one supplier, namely, Xinjiang Deyuan Bioengineering Co., Ltd. (“Xinjiang Deyuan”) (see Note 10), that comprised 10% or more of the total purchases during the year ended December 31, 2016 and 2015. No supplier that comprised 10% or more of the total purchases during the year ended December 31, 2014. Chongqing Sanda Great Exploit Pharmaceutical Co, Ltd. and Xinjiang Deyuan represented more than 10% of accounts payables as at December 31, 2016 and December 31, 2015, respectively.

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

Foreign Currency Translation

The accompanying consolidated financial statements of the Company are reported in US dollar. The financial position and results of operations of the Company’s subsidiaries in the PRC are measured using the Renminbi, which is the local and functional currency of these entities. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Revenues and expenses are translated at the average rate of exchange during the period. Translation adjustments are included in other comprehensive income (loss).

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

See Note 16 to the Consolidated Financial Statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits. The Company considers all highly liquid investments with original maturities of three-month or less at the time of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2016 and 2015 include $98,022,000 and $85,422,000 of certificates of deposit with an initial term of three months or less.

As of December 31, 2016 and 2015, the Company maintained cash and cash equivalents at banks in the following locations:

	December 31, 2016	December 31, 2015
	USD	USD
PRC, excluding Hong Kong	171,539,309	130,319,811
U.S.	11,539,131	13,939,319
Total	183,078,440	144,259,130

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

Equity Method Investment

Investment in an investee in which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method. Significant influence is generally presumed to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the board of directors and participation in policy-making processes, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the Company’s share of the investee’s results of operations is included in other income (expenses) in the Company’s consolidated statements of comprehensive income. Deferred taxes are provided for the difference between the book and tax basis of the investment. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists. The process of assessing and determining whether an impairment on a particular equity investment is other than temporary requires a significant amount of judgment. To determine whether an impairment is other-than-temporary, management considers whether the Company has the ability and intent to hold the investment until recovery and whether evidence indicating the carrying value of the investment is recoverable outweighs evidence to the contrary. No impairment loss was recognized by the Company for the years ended December 31, 2016, 2015 and 2014.

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

For the year ended December 31, 2016, the Company received government grants of RMB5,056,361 (approximately $728,874), which have been recognized as a reduction of research and development expenses.

For the year ended December 31, 2015, the Company received government grants of RMB15,000,000 (approximately $2,452,864) related to the new manufacturing facilities for factor products in Shandong Taibang, which was recorded as deferred income. These grants are amortized as the related assets are depreciated. The grants amortized amounted to $410,369 and $118,751 for the year ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2015, government grants of RMB7,280,600 (approximately $1,188,907), have been recognized as a reduction of research and development expenses.

For the year ended December 31, 2014, government grants of RMB12,963,600 (approximately $2,111,770), have been recognized as a reduction of research and development expenses.

For the year ended December 31, 2012, the Company received government grants of RMB18,350,000 (approximately $2,989,215) related to the technical upgrade of the manufacturing facilities in Guizhou Taibang. The grants amortized amounted to $276,388, $297,434 and $224,191 for the years ended December 31, 2016, 2015 and 2014, respectively.

Land Use Rights

Land use rights represent the exclusive right to occupy and use a piece of land in the PRC for a specified contractual term. Land use rights are carried at cost, less accumulated amortization. Amortization is calculated using the straight-line method over the contractual period of the rights ranging from 40 to 50 years.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2016, 2015 and 2014 were $7,021,992, $6,024,368 and $4,161,901, respectively. These expenses include the costs of the Company’s internal research and development activities.

Product Liability

The Company’s products are covered by two separate product liability insurances each with coverages of approximately $2,883,000 (or RMB20,000,000) for the products sold by Shandong Taibang Biological Products Co., Ltd. (“Shandong Taibang”) and Guizhou Taibang Biological Products Co., Ltd. (“Guizhou Taibang”), respectively. There were no product liability claims as of December 31, 2016.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2017. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company plans to complete its evaluation by the third quarter of 2017, including an assessment of the new expanded disclosure requirements and a final determination of the transition method we will use to adopt the new standard.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. This standard will be effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements. Adoption of this new standard is not expected to have a material impact on the Company's consolidated financial statements.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
	USD	USD
Accounts receivable	34,452,392	25,588,593
Less: Allowance for doubtful accounts	(533,596)	(443,624)
Total	33,918,796	25,144,969

The activity in the allowance for doubtful accounts – accounts receivable for the years ended December 31, 2016, 2015 and 2014 are as follows:

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	USD	USD	USD
Beginning balance	443,624	433,948	460,689
Provisions	123,239	34,902	6,211
Recoveries	-	-	(30,673)
Write-offs	-	-	-
Foreign currency translation adjustment	(33,267)	(25,226)	(2,279)
Ending balance	533,596	443,624	433,948

NOTE 4 – PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets as of December 31, 2016 mainly represented other receivables of $10,117,032 and prepayments of $2,921,069. Prepayments and other current assets as of December 31, 2015 mainly represented other receivables of $17,846,006 and prepayments of $2,206,131.

The activity in the allowance for doubtful accounts – other receivables and prepayments for the years ended December 31, 2016, 2015 and 2014 are as follows:

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	USD	USD	USD
Beginning balance	4,924,063	5,207,840	142,951
Provisions	65,341	788	5,068,075
Recoveries	-	-	-
Write-offs	-	-	-
Foreign currency translation adjustment	(317,508)	(284,565)	(3,186)
Ending balance	4,671,896	4,924,063	5,207,840

NOTE 5 – INVENTORIES

Inventories at December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
	USD	USD
Raw materials	80,781,903	57,418,230
Work-in-process	24,994,839	27,401,062
Finished goods	50,635,932	41,576,020
Total	156,412,674	126,395,312

Raw materials mainly comprised of the human plasma collected from the Company’s plasma collection stations. Work-in-process represented the intermediate products in the process of production. Finished goods mainly comprised plasma products. Provisions to write-down the carrying amount of obsolete inventory to its estimated net realizable value amounted to $256,862, $76,587 and $324,584 for the years ended December 31, 2016, 2015 and 2014, respectively, and were recorded as cost of sales in the consolidated statements of comprehensive income.

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

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
	USD	USD
Buildings	34,131,032	31,505,133
Machinery and equipment	52,467,764	54,640,502
Furniture, fixtures, office equipment and vehicles	7,843,567	7,859,951
Total property, plant and equipment, gross	94,442,363	94,005,586
Accumulated depreciation	(39,315,011)	(31,521,859)
Total property, plant and equipment, net	55,127,352	62,483,727
Construction in progress	61,825,470	26,115,927
Prepayment for property, plant and equipment	15,139,101	16,764,597
Property, plant and equipment, net	132,091,923	105,364,251

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $11,962,983, $8,179,376 and $6,989,222, respectively. No interest expenses were capitalized into construction in progress for the years ended December 31, 2016, 2015 and 2014.

NOTE 8 – DEPOSITS RELATED TO LAND USE RIGHTS

In 2012, Guizhou Taibang made a refundable payment of RMB83,400,000 (approximately $12,022,110) to the local government in connection with the public bidding for a land use right in Guizhou Province. Given the decrease of the land area to be provided by the local government, RMB13,000,000 (approximately $1,873,950) and RMB 10,000,000 (approximately $1,441,500) was refunded by the local government in December 2013 and January 2014, respectively. Guizhou Taibang completed the bidding and purchased the land use right in December 2015. For the year ended December 31, 2016, RMB59,665,759 (approximately $8,600,819) was refunded by the local government. The remaining deposit is expected to be refunded in 2017.

NOTE 9 – EQUITY METHOD INVESTMENT

The Company’s equity method investment as of December 31, 2016 and 2015 represented 35% equity interest investment in Xi’an Huitian Blood Products Co., Ltd. (“Huitian”).

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

The excess of carrying amount over the Company’s share of net assets of equity method investees, which represented goodwill, is $1,179,637 and $1,260,243 at December 31, 2016 and 2015, respectively. The equity method goodwill is not amortized; however, the investment is reviewed for impairment.

NOTE 10 –LOAN RECEIVABLE

(a)	Current

In June 2016, the Company entered into a RMB40,000,000 (approximately $5,766,000) loan agreement with Xinjiang Deyuan. Pursuant to the agreement, Guizhou Taibang agreed to provide Xinjiang Deyuan with interest-bearing loans at an interest rate of 6% per annum. The loan is unsecured and due on the earlier of 1) within five days after Xinjiang Deyuan obtaining other loans from financial institutions, or 2) September 20, 2016. Interest will be paid on the last day of each month. On July 1, 2016, RMB40,000,000 (approximately $5,766,000) was lent to Xinjiang Deyuan.

On October 18, 2016, the Company entered into a supplemental agreement to the loan agreement with Xinjiang Deyuan, pursuant to which the principal of the loan was agreed to offset accounts payable for the purchase of plasma from Xinjiang Deyuan in two installments, with the remaining principal of the loan, if any, being repaid by Xinjiang Deyuan no later than December 20, 2016. The Company has the right to charge an interest rate of 9% per annum for any overdue loan since September 21, 2016 according to loan agreement.

In the fourth quarter of 2016, the principal of the loan was completely offset by accounts payable for the purchase of plasma from Xinjiang Deyuan. Furthermore, as agreed between the Company and Xinjiang Deyuan, interest receivable amounting to $35,723 and $675,933 for the foregoing loan and the loans as described in Note 10(b), respectively, was also offset by accounts payable for the purchase of plasma from Xinjiang Deyuan.

Interest income of $160,878 was recognized by Guizhou Taibang for the year ended December 31, 2016. $125,155 was received by Guizhou Taibang and $35,723 was offset as discussed above for the year ended December 31, 2016.

(b)	Non-current

In August 2015, the Company entered into a cooperation agreement with Xinjiang Deyuan and the controlling shareholder of Xinjiang Deyuan. Pursuant to the agreement, Guizhou Taibang agreed to provide Xinjiang Deyuan with interest-bearing loans at an interest rate of 6% per annum with an aggregate principal amount of RMB300,000,000 (approximately $43,245,000). The loans are due July 31, 2018 and secured by a pledge of Deyuan Shareholder’s 58.02% equity interest in Xinjiang Deyuan. Interest will be paid on the 20th day of the last month of each quarter. For the year ended December 31, 2015, RMB258,663,461 (approximately $37,286,338) was lent to Xinjiang Deyuan. The remaining RMB41,336,539 (approximately $5,958,662) was lent during the three months period ended March 31, 2016.

Interest income of $2,661,700 was recognized by Guizhou Taibang for the year ended December 31, 2016. $1,985,767 was received by Guizhou Taibang and $675,933 was offset as described in Note 10(a) for the year ended December 31, 2016.

Interest income of $496,170 was recognized by Guizhou Taibang for the year ended December 31, 2015 and received by Guizhou Taibang for the year ended December 31, 2016.

NOTE 11 – OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
	USD	USD
Payables to potential investors (1)	7,941,013	9,550,588
Payable to Guizhou Eakan Investing Corp. (2)	2,098,824	2,242,240
Payable to Guizhou Jie’an Company (3)	-	1,565,052
Salaries and bonuses payable	16,740,846	13,520,721
Accruals for selling commission and promotion fee	4,391,160	2,360,933
Dividends payable to noncontrolling interest	7,952,467	5,309,920
Payables for construction work	5,364,441	7,257,489
Other tax payables	1,918,248	3,855,405
Advance from customers	3,976,832	1,934,321
Deposits received	2,541,420	3,615,143
Others	6,872,894	6,250,751
Total	59,798,145	57,462,563

(1)	The payables to potential investors comprise deposits received from potential investors of $4,924,164 and $6,123,040 as of December 31, 2016 and 2015, respectively, and related interest plus penalty on these deposits totaling $3,016,849 and $3,427,548 as of December 31, 2016 and 2015, respectively.

In 2007, Guizhou Taibang received an aggregate amount of RMB50,960,000 (approximately $7,345,884) from certain potential investors in connection with their subscription to purchase shares in Guizhou Taibang. In 2010, the Company refunded RMB11,200,000 (approximately $1,614,480) to one of the potential investors. In 2016, the Company refunded RMB5,600,000 (approximately $807,240) to another potential investor pursuant to a settlement agreement entered into by Guizhou Taibang and this potential investor in August 2016.

(2)	Guizhou Taibang has payables to Guizhou Eakan Investing Corp., amounting to approximately $2,098,824 and $2,242,240 as of December 31, 2016 and 2015, respectively. The Company borrowed this interest free advance for working capital purpose for Guizhou Taibang. The balance is due on demand.

(3)

Guizhou Taibang has payables to Jie’an, a former noncontrolling interest shareholder of Guizhou Taibang, amounting to nil and $1,565,052 as of December 31, 2016 and 2015, respectively. In 2007, Guizhou Taibang received additional contributions from Jie’an of RMB6,480,000 (approximately $997,920) to subscribe for 1,800,000 shares in Guizhou Taibang. As a result of the capital withdrawal by Jie’an, these additional contributions were refunded to Jie’an by Guizhou Taibang in 2016. (see Note 18)

NOTE 12 – INCOME TAX

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

Hong Kong

Taibang Holdings (Hong Kong) Limited (“Taibang Holdings”, formerly known as “Logic Holdings (Hong Kong) Limited”) is incorporated in Hong Kong and is subject to Hong Kong’s profits tax rate of 16.5% for the years ended December 31, 2016, 2015 and 2014. Taibang Holdings did not earn any income that was derived in Hong Kong for the years ended December 31, 2016, 2015 and 2014. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

The PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax at 25% unless otherwise specified.

On February 12, 2009, Shandong Taibang received the High and New Technology Enterprise certificate from the Shandong provincial government. This certificate entitled Shandong Taibang to pay income taxes at a 15% preferential income tax rate for a period of three years from 2008 to 2010. On October 31, 2011, Shandong Taibang obtained a notice from the Shandong provincial government that the High and New Technology Enterprise qualification has been renewed for an additional three years from 2011 to 2013. In October 2014, Shandong Taibang obtained a notice from the Shandong provincial government that granted it the High and New Technology Enterprise certificate. This certificate entitled Shandong Taibang to enjoy a preferential income tax rate of 15% for a period of three years from 2014 to 2016. Shandong Taibang will apply for a renewal of an additional three years from 2017 to 2019 upon the expiration of such certificate.

According to CaiShui [2011] No. 58 dated July 27, 2011, Guizhou Taibang, being a qualified enterprise located in the western region of the PRC, enjoys a preferential income tax rate of 15% effective retroactively from January 1, 2011 to December 31, 2020.

The components of earnings (losses) before income tax expense by jurisdictions are as follows:

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	USD	USD	USD
PRC, excluding Hong Kong	170,830,607	147,580,488	122,116,071
U.S.	(19,408,283)	(11,711,102)	(8,032,150)
BVI	2,498,629	(1,336,183)	8,625,859
Hong Kong	(1,712)	565,228	42,381
Total	153,919,241	135,098,431	122,752,161

Income tax expense for the years ended December 31, 2016, 2015 and 2014 represents current income tax expense and deferred tax (benefit) expense:

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	USD	USD	USD
Current income tax expense	28,132,361	21,163,258	23,155,637
Deferred tax (benefit) expense	(3,006,541)	(170,345)	3,483,890
Total income tax expense	25,125,820	20,992,913	26,639,527

The effective income tax rate based on income tax expense and earnings before income taxes reported in the consolidated statements of comprehensive income differs from the PRC statutory income tax rate of 25% due to the following:

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(in percentage to earnings before income tax expense)
PRC statutory income tax rate	25.0%	25.0%	25.0%
Non-deductible expenses:
Share-based compensation	-	1.3%	0.5%
Others	1.6%	0.1%	0.5%
Tax rate differential	(3.6)%	-	(2.2)%
Effect of PRC preferential tax rate	(10.9)%	(10.5)%	(9.7)%
Bonus deduction on research and development expenses	(1.5)%	(1.5)%	(1.4)%
Change in valuation allowance	5.3%	1.3%	(0.7)%
PRC dividend withholding tax	-	-	7.3%
Tax effect of equity method investment	0.4%	(0.2)%	2.4%
Effective income tax rate	16.3%	15.5%	21.7%

The PRC tax rate has been used because the majority of the Company’s consolidated pre-tax earnings arise in the PRC.

As of December 31, 2016 and 2015, significant temporary differences between the tax basis and financial statement basis of assets and liabilities that gave rise to deferred taxes were principally related to the following:

	December 31, 2016	December 31, 2015
	USD	USD
Deferred tax assets arising from:
-Accrued expenses	3,954,375	3,225,045
-Deferred income	275,687	-
-Property, Plant and Equipment	257,550	-
-Other non-current assets	138,384	-
-Tax loss carryforwards	27,783,051	8,669,632
Gross deferred tax assets	32,409,047	11,894,677

Less: valuation allowance	(26,629,179)	(8,160,611)
Net deferred tax assets	5,779,868	3,734,066

Deferred tax liabilities arising from:
- Intangible assets	(235,217)	(314,109)
- Equity method investment	(1,153,872)	(509,021)
- Dividend withholding tax	(6,085,290)	(7,351,023)
Deferred tax liabilities	(7,474,379)	(8,174,153)

Classification on consolidated balance sheets:

Deferred tax assets – current, net (included in prepayments and other current assets)	3,954,375	3,225,045
Deferred tax assets – non-current, net (included in other non-current assets)	671,621	-

Deferred tax liabilities - non-current, net (included in other liabilities)	(6,320,507)	(7,665,132)

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

The deferred tax assets of $27,783,051 for tax loss carry forwards as of December 31, 2016, of which $6,139,906 and $21,643,145 relate to tax loss carryforwards of certain PRC subsidiaries and CBP, respectively. For PRC income tax purposes, certain of the Company's PRC subsidiaries had tax loss carryforwards of $24,559,624, of which $6,322,563, $4,727,663, $4,755,017, $4,159,639 and $4,594,742 would expire by 2017, 2018, 2019, 2020 and 2021, respectively, if unused. For United States federal income tax purposes, CBP had tax loss carryforwards of approximately $63,656,308, of which $162,235, $3,382,154, $978,837, $1,296,319, $384,754, nil and $57,452,009 would expire by 2030, 2031, 2032, 2033, 2034 and 2035, 2036, respectively, if unused. In view of their cumulative losses positions, management determined it is more likely than not that deferred tax assets of these PRC subsidiaries will not be realized, and therefore full valuation allowances of $6,139,906 and $6,560,170 were provided as of December 31, 2016 and 2015, respectively. For deferred tax assets of CBP, management determined it is more likely than not that some portion of the deferred tax assets of CBP will not be realized, and therefore valuation allowances of $20,489,273 and $1,600,441 were provided as of December 31, 2016 and 2015, respectively.

Management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of the valuation allowances, as of December 31, 2016 and December 31, 2015.

The following table presents the movement of the valuation allowance for deferred tax assets for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	USD	USD	USD
Beginning balance	8,160,611	6,661,139	7,558,590
Addition (deduction) during the year	18,676,456	1,703,771	(885,253)
Foreign currency translation adjustment	(207,888)	(204,299)	(12,198)
Ending balance	26,629,179	8,160,611	6,661,139

According to the prevailing PRC income tax law and relevant regulations, dividends relating to earnings accumulated beginning on January 1, 2008 that are received by non-PRC-resident enterprises from PRC-resident enterprises are subject to withholding tax at 10%, unless reduced by tax treaties or similar arrangement. Dividends relating to undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. Further, dividends received by the Company from its overseas subsidiaries are subject to the U.S. federal income tax at 34%, less any qualified foreign tax credits. Based on the dividend policy the Company has provided the deferred tax liabilities of $7,351,023 on undistributed earnings of $74 million, approximately 50% of Shandong Taibang’s total undistributed earnings at December 31, 2014. During the year ended December 31, 2016, the deferred tax liabilities of $1,265,733 was reversed following a sum of RMB82,760,000 (approximately $11,929,854) dividend distribution to Taibang Holdings (Hong Kong) Limited by Taibang Biotech (Shandong) Co., Ltd. in 2016, which was generated from distributed earnings of Shandong Taibang. Due to the Company’s plan and intention of reinvesting its earnings in its PRC business, the Company has not provided for the related deferred tax liabilities on the remaining undistributed earnings of the PRC subsidiaries totaling $388 million as of December 31, 2016.

As of January 1, 2014 and for each of the years ended December 31, 2014, 2015 and 2016, the Company and its subsidiaries did not have any unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

The Company and each of its PRC subsidiaries file income tax returns in the United States and the PRC, respectively. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2007. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100,000 (approximately $14,415). In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. The PRC tax returns for the Company’s PRC subsidiaries are open to examination by the PRC tax authorities for the tax years beginning in 2010.

NOTE 13 – OPTIONS AND NONVESTED SHARES

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

For the year ended December 31, 2016, 2015 and 2014, no stock options to purchase common stock were granted to any directors or employees.

A summary of stock options activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

			Weighted
		Weighted Average	Average Remaining
	Number of	Exercise	Contractual	Aggregate
	Options	Price	Term in years	Intrinsic Value
		USD		USD
Outstanding as of January 1, 2014	1,882,376	9.98	7.20	35,518,897
Granted	-	-
Exercised	(417,002)	9.26		(17,529,500)
Forfeited and expired	(32,920)	11.44
Outstanding as of December 31, 2014	1,432,454	10.16	6.53	81,753,119
Granted	-	-
Exercised	(780,557)	9.92		(68,089,712)
Forfeited and expired	-	-
Outstanding as of December 31, 2015	651,897	10.44	5.24	86,064,461
Granted	-
Exercised	(337,406)	10.55		(35,180,367)
Forfeited and expired	-	-
Outstanding as of December 31, 2016	314,491	10.32	3.84	30,568,083
Vested as of December 31, 2016	314,491	10.32	3.84	30,568,083
Exercisable as of December 31, 2016	314,491	10.32	3.84	30,568,083

For the years ended December 31, 2016, 2015 and 2014, the Company recorded stock compensation expense of $649,203, $1,117,994 and $1,669,573, respectively, in general and administrative expenses.

Nonvested shares

For the years ended December 31, 2016, 2015 and 2014, nonvested shares were granted to certain directors and employees (collectively, the “Participant”). Pursuant to the nonvested share grant agreements between the Company and the Participant, the Participant will have all the rights of a stockholder with respect to the nonvested shares. The nonvested shares granted to directors generally vest in one or two years. The nonvested shares granted to employees generally vest in four years.

A summary of nonvested shares activity for the year ended December 31, 2016, 2015 and 2014 is as follow:

	Number of	Grant date weighted
	nonvested shares	average fair value
		USD
Outstanding as of January 1, 2014	362,750	20.91
Granted	299,000	51.88
Vested	(107,125)	20.66
Forfeited	(2,500)	9.85
Outstanding as of December 31, 2014	552,125	37.78
Granted	313,100	120.62
Vested	(188,625)	34.78
Forfeited	(7,500)	28.80
Outstanding as of December 31, 2015	669,100	77.49
Granted	511,200	119.75
Vested	(255,150)	66.04
Forfeited	(12,500)	66.74
Outstanding as of December 31, 2016	912,650	104.51

For the years ended December 31, 2016, 2015 and 2014, the Company recorded stock compensation expense of $23,756,308, $10,996,278 and $3,726,698 in general and administrative expenses, respectively.

As of December 31, 2016, approximately $81,666,998 of stock compensation expense with respect to nonvested shares is to be recognized over weighted average period of approximately 2.79 years.

NOTE 14 – STATUTORY RESERVES

The Company’s PRC subsidiaries are required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to its statutory surplus reserve until the reserve balance reaches 50% of respective registered capital. The accumulated balance of the statutory reserve as of December 31, 2016 and 2015 was $34,508,737 and $34,160,154, respectively.

NOTE 15 – SHARE REPURCHASE

On January 27, 2014, the Company entered into a repurchase agreement with an individual shareholder, pursuant to which the Company repurchased 2,500,000 shares of common stock for a consideration of $70,000,000. The transaction was completed on February 28, 2014.

NOTE 16 – FAIR VALUE MEASUREMENTS

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

NOTE 17 – SALES

The Company’s sales are primarily derived from the manufacture and sale of Human Albumin and Immunoglobulin products. The Company’s sales by significant types of product for the years ended December 31, 2016, 2015 and 2014 are as follows:

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	USD	USD	USD
Human Albumin	133,712,663	111,422,258	95,547,952
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	117,891,410	125,136,104	98,389,729
Other Immunoglobulin products	40,105,561	22,518,554	19,736,027
Placenta Polypeptide	32,178,681	27,194,800	24,029,706
Others	17,281,111	10,186,186	5,548,244
Total	341,169,426	296,457,902	243,251,658

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2016, commitments outstanding for the purchase of property, plant and equipment approximated $27.3 million.

As of December 31, 2016, commitments outstanding for the purchase of plasma from 2017 to 2018 approximated $44.7 million.

Legal proceedings

Dispute with Jie’an over Certain Capital Injection into Guizhou Taibang

In May 2007, a 91% majority of Guizhou Taibang’s shareholders approved a plan to raise additional capital from qualified strategic investors through the issuance of an additional 20,000,000 shares of Guizhou Taibang. The plan required all existing Guizhou Taibang shareholders to waive their rights of first refusal to subscribe for the additional shares. The remaining 9% minority shareholder of Guizhou Taibang’s shares, Guizhou Jie’an Company, or Jie’an, did not support the plan and did not waive its right of first refusal. In May 2007, Guizhou Taibang signed an Equity Purchase Agreement with certain alleged strategic investors (who concealed their background), pursuant to which such investors agreed to invest an aggregate of RMB50,960,000 (approximately $7,345,884) in exchange for 21.4% of Guizhou Taibang’s equity interests. Such Equity Purchase Agreement was not approved or ratified by over two-thirds supermajority of Guizhou Taibang’s shareholders, which approval or ratification is required under the PRC Company Law. At the same time, as an existing shareholder, Jie’an also subscribed for 1,800,000 shares, representing its pro rata share of the 20,000,000 shares being offered. In total, Guizhou Taibang received RMB50,960,000 (approximately $7,345,884) from the investors and RMB6,480,000 (approximately $934,092) from Jie’an.

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

In December 2013, Jie’an brought a third lawsuit against Guizhou Taibang, requesting Guizhou Taibang to register 1.8 million shares under its name with the local AIC. In July 2014, the trial court denied Jie’an’s request to register such shares. Despite the denial of Jie’an’s share registration request, the trial court, however, in its ruling, ordered Guizhou Taibang to pay accumulated dividends of RMB13,809,197 (approximately $1,990,595) associated with these shares and the related interest expenses to Jie’an. Guizhou Taibang and Jie’an subsequently filed a cross-appeal. In December 2014, the appellate court ruled in favor of Jie’an supporting its request to register 1.8 million shares and ordered Guizhou Taibang to pay Jie’an its share of accumulated dividends of RMB18,339,227 (approximately $2,643,600) associated with these shares plus the related interest expenses to Jie’an. In the first half of 2015, Guizhou Taibang paid an aggregate of RMB22,639,227 (approximately $3,263,445) to the trial court held in escrow pending further appeal of this case. Guizhou Taibang appealed to the High Court of Guizhou in June 2015 which overruled the decision of the appellate court and remanded the case to the trial court for retrial in September 2015. In August 2016, the trial court granted Jie’an’s petition to withdraw the lawsuit as Jie’an sought to withdraw its capital contribution in Guizhou Taibang pursuant to an agreement dated July 31, 2016. The funds held in escrow were credited to the consideration payable to Jie’an for the capital withdrawal as described below.

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

On July 31, 2016, Guiyang Dalin Biologic Technologies Co., Ltd., or Guiyang Dalin, Guizhou Taibang, Jie’an and Yigong Shengda entered into an agreement, pursuant to which Jie’an and Yigong Shengda agreed to withdraw their respective capital contributions in Guizhou Taibang for an aggregate consideration of RMB415,000,000 (approximately $59,822,250). In August 2016, Guizhou Taibang paid the first installment of RMB90,000,000 (approximately $12,973,500) of the consideration to Jie’an and Yigong Shengda. Guizhou Taibang completed the AIC registration for the foregoing capital withdrawal in October 2016 and paid the balance of the consideration to Jie’an and Yigong Shengda in November 2016. As a result of the capital withdrawal, Guiyang Dalin has become the sole shareholder of Guizhou Taibang.

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

In October 2010, the trial court denied such individual investor’s right as shareholders of Guizhou Taibang and his entitlement to share the dividends, which ruling was reaffirmed after a re-trial by the same trial court in December 2012. After such ruling, Guizhou Taibang attempted to return the originally received fund of RMB34,160,000 (approximately $4,924,164) to such investor by wiring the fund back to his bank account but was unable to do so due to the closure of his bank account. Another investor, however, accepted the returned fund of RMB11,200,000 (approximately $1,614,480) from Guizhou Taibang in November 2010. In 2013, the same individual investor appealed the case to the PRC Supreme Court, which also denied his claims for shareholder status in Guizhou Taibang and the related dividend distribution and accrued interest in September 2013. Such investor subsequently attempted to seek a re-trial by the PRC Supreme Court, which request was denied by the PRC Supreme Court in January 2014. He then applied to the PRC Supreme Procuratorate to request for a review of the PRC Supreme Court’s decision and seek an appeal by the PRC Supreme Procuratorate to the PRC Supreme Court for an ultimate re-trial on his behalf. In July 2015, the PRC Supreme Procuratorate rejected his request for review.

As of December 31, 2016, Guizhou Taibang had maintained, on its balance sheet, payables to the investors of RMB34,160,000 (approximately $4,924,164) as originally received funds from such individual investor in respect of the shares in dispute, RMB20,586,941 (approximately $2,967,608) for the interest expenses, and RMB341,600 (approximately $49,241) for the 1% penalty imposed by the Equity Purchase Agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor.

NOTE 19 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share of common stock for the periods indicated:

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	USD	USD	USD
Net income attributable to China Biologic Products, Inc.	104,779,307	89,042,703	70,916,840
Earnings allocated to participating nonvested shares	(2,987,429)	(2,070,762)	(1,210,895)
Net income allocated to common stockholders used in computing basic and diluted net income per common stock	101,791,878	86,971,941	69,705,945

Weighted average shares used in computing basic net income per common stock	26,848,445	25,599,153	24,427,196
Diluted effect of stock option	400,699	968,213	1,257,868
Weighted average shares used in computing diluted net income per common stock	27,249,144	26,567,366	25,685,064

Net income per common stock – basic	3.79	3.40	2.85
Net income per common stock – diluted	3.74	3.27	2.71

During the year ended December 31, 2016, 2015 and 2014, no option was antidilutive or excluded from the calculation of diluted net income per common stock. Further, rights issued pursuant to the stockholder rights plan (see Note 23) were excluded from the calculation of diluted net income per common stock since they were antidilutive.

NOTE 20 – CHINA BIOLOGIC PRODUCTS, INC. (PARENT COMPANY)

The following represents condensed unconsolidated financial information of the Parent Company only:

Condensed Balance Sheets:

	December 31, 2016	December 31, 2015
	USD	USD
Cash	11,539,131	13,939,319
Prepayments and prepaid expenses	85,879	86,404
Property, plant and equipment, net	211	211
Investment in and amounts due from subsidiaries	454,309,702	372,035,937
Total Assets	465,934,923	386,061,871

Other payables and accrued expenses	3,734,334	3,718,747
Total Liabilities	3,734,334	3,718,747

Total Equity	462,200,589	382,343,124

Total Liabilities and Equity	465,934,923	386,061,871

Condensed Statements of Comprehensive Income:

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	USD	USD	USD
Equity in income of subsidiaries	124,187,590	100,753,805	78,948,990
General and administrative expenses	(19,408,283)	(10,693,991)	(6,008,852)
Other expenses, net	-	(1,017,111)	(2,023,298)
Earnings before income tax expense	104,779,307	89,042,703	70,916,840
Income tax expense	-	-	-
Net Income	104,779,307	89,042,703	70,916,840

Condensed Statements of Cash Flows:

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	USD	USD	USD
Net cash used in operating activities	(2,400,188)	(3,904,038)	(444,755)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	-	15,192,269	2,416,821
Net (decrease) increase in cash	(2,400,188)	11,288,231	1,972,066
Cash at beginning of year	13,939,319	2,651,088	679,022
Cash at end of year	11,539,131	13,939,319	2,651,088

NOTE 21 – FOLLOW-ON OFFERING OF COMMON STOCK

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

NOTE 22 – CAPITAL WITHDRAWAL BY TWO FORMER NONCONTROLLING INTEREST SHAREHOLDRERS OF GUIZHOU TAIBANG

On October 26, 2016, Guizhou Taibang completed the requisite legal and administrative procedures, through which two former minority shareholders, holding a combined 15.3% equity interest in Guizhou Taibang, withdrew their respective capital contributions in Guizhou Taibang for an aggregate consideration of RMB415,000,000 (approximately $59,822,250) pursuant to an agreement dated July 31, 2016. (see Note 18)

NOTE 23 – STOCKHOLDER RIGHTS PLAN

On February 22, 2017, the Board of Directors (the “Board”) adopted a stockholder rights plan (the “Rights Agreement”). Pursuant to the Rights Agreement, the Board of Directors authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of the common stock, par value $0.0001 per share (the “Common Shares”), of the Company to stockholders of record at the close of business on March 6, 2017 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Series A Participating Preferred Stock, par value $0.0001 per share (the “Preferred Shares”), of the Company at an exercise price of $550.00 per one one-thousandth of a Preferred Share, subject to adjustment (the “Exercise Price”). However, the Rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. In particular, after February 22, 2017:

•	if a person or group acquires 15% or more of the Company’s Common Shares (including through derivatives), then the Rights will become exercisable and each Right will entitle its holder (except the acquiring person or group) to purchase, at the Exercise Price, a number of the Company’s Common Shares having a then-current market value of twice the Exercise Price;

•	if after a person or group acquires 15% or more of the Company’s Common Shares, the Company merges into another company, an acquiring entity merges into the Company or the Company sells or transfers more than 50% of its assets, cash flow or earning power, then each Right will entitle its holder (except the acquiring person or group) to purchase, for the Exercise Price, a number of shares of common stock of the person engaging in the transaction having a then-current market value of twice the Exercise Price; or

•	after a person or group acquires 15% or more of the Company’s Common Shares, the Board may, at its option, exchange the Rights (except for Rights held by the acquiring person or group), in whole or in part, for Common Shares at an exchange ratio of one Common Share per Right (subject to adjustment).

The Board adopted the Rights Agreement to protect stockholders from coercive or otherwise unfair takeover tactics. In general terms, it works by imposing a significant penalty upon any person or group that acquires 15% or more of the Common Shares without the approval of the Board after February 22, 2017. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. However, neither the Rights Agreement nor the Rights should interfere with any merger, tender or exchange offer or other business combination approved by the Board. The Board of Directors may redeem the rights for $0.001 per right at any time before an event that causes the rights to become exercisable. If not redeemed, the right will expire on February 22, 2019. The Board had previously adopted similar preferred shares rights agreements on November 19, 2012, which expired on November 20, 2014, and on January 8, 2015, which expired on January 8, 2017.

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

3.2

Third Amended and Restated Bylaws of China Biologic Products, Inc. as filed with the Secretary of State of the State of Delaware on June 23, 2014 (incorporated by reference to Amendment No. 1 as filed with the SEC on November 2, 2016 to Form 8-K as filed with the SEC on June 20, 2016)

3.1.1

Certificate of Correction to Certificate of Incorporation of China Biologic Products, Inc. as filed with the Secretary of State of the State of Delaware on October 31, 2016 (incorporated by reference to Amendment No. 1 as filed with the SEC on November 2, 2016 to Form 8-K as filed with the SEC on June 20, 2016)

3.1.2	Certificate of Change of Registered Office of China Biologic Products, Inc. as filed with the Secretary of State of the State of Delaware on November 1, 2016

4.1	Form of Registration Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by the registrant on June 5, 2009)

4.2	Form of 3.8% Convertible Senior Secured Note due 2011 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by the registrant on June 5, 2009)

4.3	Form of Warrant (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by the registrant on June 5, 2009)

4.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.1 of the registration form on Form 8-A12B filed by the registrant on November 21, 2012)

4.5*	Preferred Shares Rights Agreement, between the registrant and Securities Transfer Corporation, dated as of February 22, 2017

10.1	China Biologic Products, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on May 13, 2008)

10.2	Form of Stock Option Award Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed by the registrant on May 13, 2008)

10.3	Form of Restricted Stock Award Agreement of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.3 of the current report on Form 8-K filed by the registrant on August 6, 2011)

10.4	Group Secondment Agreement, dated October 28, 2002, between Shandong Taibang and the Shandong Institute (English Translation) (incorporated by reference to Exhibit 10.1 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.5	Amended and Restated Joint Venture Agreement, between Logic Express Limited and the Shandong Institute, dated as of March 12, 2006 (English Translation) (incorporated by reference to Exhibit 10.2 of the registration statement on Form SB-2 filed by the registrant on September 5, 2007)

10.6	Letter of Intent for Equity Transfer, between Logic Express Limited and the Shandong Institute, dated as of June 10, 2006 (English Translation) (incorporated by reference to Exhibit 10.3 of the registration statement on Form SB-2 filed by the registrant on September 5, 2007)

10.7	Joint Venture and Cooperation Agreement between Mr. Fan Qingchun, Shandong Taibang and Shaanxi Power Construction Corporation, dated September 12, 2008 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the registrant on October 16, 2008)

10.8	Agreement on Equity Transfer, Acquisition, Joint Venture and Cooperation, among Shandong Taibang, Shaanxi Power Construction Corporation and Mr. Fan Qingchun, dated September 12, 2008 (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the registrant on October 16, 2008)

10.9	(Shareholder) Agreement among Shandong Taibang, Logic Express Limited and Biological Institute dated September 12, 2008 (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K, filed by the registrant on October 16, 2008)

10.10	Equity Transfer Agreement, dated September 26, 2008, among Logic Express Limited, Chongqing Dalin Biologic Technologies Co., Ltd. and certain shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on October 2, 2008)

10.11	Equity Transfer Agreement, between Shandong Taibang and Mr. Fan Qingchun, dated October 10, 2008 (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on October 16, 2008)

10.12	Supplemental Agreement, dated November 3, 2008, among Logic Express Limited, Fan Shaowen, as representative of the shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. and Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the registrant on November 7, 2008)

10.13	Second Supplemental Agreement, dated November 14, 2008, among Logic Express Limited, Fan Shaowen as representative of the shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. and Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to exhibit 10.3 of the current report on Form 8-K filed by the registrant on November 20, 2008)

10.14	Amended Equity Transfer Agreement, dated December 12, 2008, among Logic Express Limited, Chongqing Dalin Biologic Technologies Co., Ltd., and certain shareholders of Chongqing Dalin Biologic Technologies Co., Ltd. (English Translation) (incorporated by reference to exhibit 10.4 of the current report on Form 8-K filed by the registrant on December 18, 2008)

10.15	Equity Transfer and Entrustment Agreement, dated April 6, 2009, among Logic Express, Shandong Taibang and the Shandong Institute (English Translation) (incorporated by reference to Exhibit 10.6 of the current report on Form 8-K filed by the registrant on April 13, 2009)

10.16	Asset Purchase Agreement, between Xia Jin An Tai Plasma Collection Co., Ltd. and Xia Jin County Plasma Collection Station, dated as of October 20, 2006 (English Translation) (incorporated by reference to Exhibit 10.15 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.17	Asset Purchase Agreement, between Liao Cheng An Tai Plasma Collection Co., Ltd. and Yang Gu County Plasma Collection Station, dated as of November 3, 2006 (English Translation) (incorporated by reference to Exhibit 10.16 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.18	Asset Purchase Agreement, between Qi He An Tai Plasma Collection Co., Ltd. and Qi He County Plasma Collection Station, dated as of November 9, 2006 (English Translation) (incorporated by reference to Exhibit 10.14 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.19	Asset Purchase Agreement, between He Ze An Tai Plasma Collection Co., Ltd and Yun Cheng County Plasma Collection Station, dated as of December 15, 2006 (English Translation) (incorporated by reference to Exhibit 10.22 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.20	Asset Purchase Agreement, between Zhang Qiu An Tai Plasma Collection Co., Ltd. and Zhang Qiu Plasma Collection Station, dated as of December 31, 2006 (English Translation) (incorporated by reference to Exhibit 10.12 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.21	Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of April 24, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.22	Asset Purchase Agreement, between Fang Cheng Plasma Collection Co., Ltd. and Fang Cheng Plasma Company, dated as of April 30, 2007 (English Translation) (incorporated by reference to Exhibit 10.21 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.23	Asset Purchase Agreement, between Guang Xi Huan Jiang Missile Plasma Collection Co., Ltd. and Huan Jiang Maonan Autonomous County Plasma Collection Station, dated as of August 5, 2007 (English Translation) (incorporated by reference to Exhibit 10.13 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.24	Trademark Licensing Agreement, dated as of February 27, 2007 (English Translation) (incorporated by reference to Exhibit 10.17 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.25	Loan Agreement, dated as of November 30, 2006, among Shandong Taibang and the Shandong Institute and Logic Express (English Translation) (incorporated by reference to Exhibit 10.18 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.26	Supplementary Agreement, dated as of September 1, 2007, among Shandong Taibang, the Shandong Institute and Logic Express Limited (English Translation) (incorporated by reference to Exhibit 10.19 of the registration statement on Form SB-2/A filed by the registrant on December 3, 2007)

10.27	Form of Director’s Employment Agreement (incorporated by reference to Exhibit 10.8 of the registration statement on Form SB-2 filed by the registrant on September 5, 2007)

10.28	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on July 30, 2008)

10.29	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the registrant on July 30, 2008)

10.30	Form of Guarantee and Pledge Agreement, dated June 10, 2009 (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the registrant on June 5, 2009).

10.31	Form of Indemnification Agreement, dated June 10, 2009 (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the registrant on June 5, 2009).

10.32	Cooperation Agreement, among Guizhou Taibang, Xinjiang Deyuan and its controlling shareholder, dated August 28, 2015 (Summary English Translation) (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on September 2, 2015)

10.33	Supplemental Agreement, between Guizhou Taibang and Xinjiang Deyuan, dated April 16, 2015 (Summary English Translation) (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the registrant on April 16, 2015)

10.34	Cooperation Agreement, between Guizhou Taibang and Xinjiang Deyuan, dated September 30, 2014 (Summary English Translation) (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on April 16, 2015)

10.35	Registered Equity Purchase Agreement, between Guiyang Dalin Biotechnology Co., Ltd. and Guizhou Eakan Pharmaceutical Co., Ltd., dated August 21, 2014 (Summary English Translation) (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the registrant on August 25, 2014)

10.36	Equity Exchange Agreement, between Guiyang Dalin Biotechnology Co., Ltd. and Guizhou Eakan Pharmaceutical Co., Ltd., dated August 21, 2014 (Summary English Translation) (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the registrant on August 25, 2014)

10.37

Unregistered Equity Purchase Agreement, between Guiyang Dalin Biotechnology Co., Ltd. and Guizhou Eakan Pharmaceutical Co., Ltd., dated August 21, 2014 (Summary English Translation) (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed by the registrant on August 25, 2014)

10.38

Summary English translation of Settlement Agreement among Guizhou Taibang Biological Products Co., Ltd., Guiyang Dalin Biologic Technologies Co., Ltd., Guizhou Jie’an Company and Shenzhen Yigong Shengda Technology Co., Ltd. dated July 31, 2016 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by the registrant on August 4, 2016)

10.39

Summary English translation of Guarantee Agreement among Guizhou Taibang Biological Products Co., Ltd., Guiyang Dalin Biologic Technologies Co., Ltd., Guizhou Jie’an Company and Shenzhen Yigong Shengda Technology Co., Ltd. dated July 31, 2016 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by the registrant on August 4, 2016)

10.40

Consulting Agreement by and between Company and Mr. Hui (David) Li dated July 1, 2016 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by the registrant on August 4, 2016)

10.41

Second Amended and Restated Employment Agreement by and between the Company and Xiaoying (David) Gao dated August 4, 2016 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed by the registrant on August 4, 2016)

10.42

Second Amended and Restated Employment Agreement between the Company and Ming Yang dated November 1, 2016 (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed by the registrant on November 2, 2016)

10.43	Second Amended and Restated Employment Agreement between the Company and Ming Yin dated November 1, 2016 (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q filed by the registrant on November 2, 2016)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the annual report on Form 10-KSB filed by the registrant on March 28, 2008)

21*	Subsidiaries of the registrant

23.1*	Consent of KPMG, an independent registered public accounting firm

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*Filed herewith.

