Form 10-K/A
period 2016-12-31
China Biologic Products, Inc.
filed 2017-04-28
CIK 1369868

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

There were a total of 27,201,477 shares of the registrant’s common stock outstanding as of April 27, 2017.

Documents Incorporated by Reference: None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of China Biologic Products, Inc., a Delaware corporation (“China Biologic,” “we,” “us,” “our,” “our Company,” “our Company” and “our”), for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2017 (the “Original Filing”). This Amendment is being filed to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because the Company does not intend to file a definitive proxy statement for an Annual Meeting of stockholders within 120 days of the end of its fiscal year ended December 31, 2016. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) under the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to February 23, 2017.

1

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names of our current directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years.

NAME	AGE	POSITION
David (Xiaoying) Gao(1)	66	Chairman of the Board, Chief Executive Officer (the “CEO”) and President
Sean Shao(1)	60	Director
Yungang Lu(1)	53	Director
David Hui Li(1)	48	Director
Wenfang Liu(1)	79	Director
Zhijun Tong(1)	57	Director
Albert (Wai Keung) Yeung(1)	74	Director
Joseph Chow(1)	53	Director
Ming Yang	45	Chief Financial Officer (the “CFO”)
Ming Yin	39	Senior Corporate Vice President
Zhijing Liu	63	Corporate Vice President
Gang Yang	52	Corporate Vice President and the General Manager of Guizhou Taibang

(1)	Our classified Board consists of three classes of directors. Class I directors currently consist of Mr. David (Xiaoying) Gao and Mr. Joseph Chow, with term expiring in 2019. Class II directors currently consist of Mr. Sean Shao, Prof. Wenfang Liu and Mr. David Hui Li, with term expiring in 2017. Class III directors currently consist of Dr. Yungang Lu, Mr. Zhijun Tong and Mr. Albert (Wai Keung) Yeung, with term expiring in 2018. See Proposal No. 1 – Election of Directors for details.

Mr. David (Xiaoying) Gao. Mr. Gao has been a member of our Board since October 6, 2011, our Chairman since March 30, 2012 and our CEO since May 10, 2012. From February 2004 until the company’s acquisition by Sanofi in February 2011, Mr. Gao served as the chief executive officer and director of BMP Sunstone Corporation (NASDAQ: BJGP). Following the acquisition, he served as a senior integration advisor for Sanofi from February to August 2011. From February 2002 through February 2004, Mr. Gao served as the chairman of BMP China’s board of directors. Mr. Gao served as the president and a director of Abacus Investments Ltd, a private wealth management company, from August 2003 until June 2004, and as chief executive officer of Abacus from July 2003 to June 2004. From 1989 to 2002, Mr. Gao held various executive positions at Motorola, Inc., including: a director and vice president of the Integrated Electronic System Sector, Asia-Pacific operation, from 1998 to 2002; a Member of Motorola Asia Pacific Management Board, Management Board of Motorola Japan Ltd., from 2000 to 2002; and Motorola China Management Board from 1996 to 2002. Mr. Gao holds a B.S. in Mechanical Engineering from the Beijing Institute of Technology, a M.S. in Mechanical Engineering from Hanover University, Germany, and an M.B.A. from The Massachusetts Institute of Technology. Mr. Gao is a Class I director.

Mr. Sean Shao. Mr. Shao has been a member of our Board since July 24, 2008. In addition to his roles with us, Mr. Shao currently serves as independent director and chairman of the audit committee of: 21Vianet Group, Inc., a leading carrier-neutral internet data center services provider listed on NASDAQ since August 2015; Trina Solar Limited, an integrated solar-power products manufacturer and solar system developer listed on the NYSE since January 2015; Jumei International Holding Ltd., an e-commerce company listed on NYSE since May 2014; LightInTheBox Holdings Co. Ltd., an e-commerce company listed on NYSE since June 2013 and UTStarcom Holdings Corp., a provider of broadband equipment and solutions listed on NASDAQ since October 2012. He served as the chief financial officer of Trina Solar Limited from 2006 to 2008. In addition, Mr. Shao served from 2004 to 2006 as the chief financial officer of ChinaEdu Corporation, an educational service provider, and of Watchdata Technologies Ltd., a Chinese security software company. Prior to that, Mr. Shao worked at Deloitte Touche Tohmatsu CPA Ltd. for approximately a decade. Mr. Shao received his master’s degree in health care administration from the University of California at Los Angeles in 1988 and his bachelor’s degree in art from East China Normal University in 1982. Mr. Shao is a member of the American Institute of Certified Public Accountants. Mr. Shao is a Class II director.

Dr. Yungang Lu. Dr. Lu has been a member of our Board since March 19, 2012. Dr. Lu has served as a managing director of Seres Asset Management Limited, an investment manager based in Hong Kong, since August 2009. Dr. Lu also serves as a director of the following listed companies: China Techfaith Wireless Communication Technology Ltd., a handheld device company in China, and China Cord Blood Corporation, a provider of cord blood storage services in China. From 2004 to July 2009, Dr. Lu was a Managing Director of APAC Capital Advisors Limited, a Hong Kong-based investment manager specializing in Greater China equities. Dr. Lu was a research analyst with Credit Suisse First Boston (Hong Kong), a financial services company, from 1998 to 2004, where his last position was the head of China Research. Before moving to Credit Suisse, he worked as an equity analyst focused on regional infrastructure at JP Morgan Securities Asia, a financial services company, in Hong Kong. Dr. Lu received a B.S. in Biology from Peking University, an M.S. in Biochemistry from Brigham Young University and a Ph.D. in Finance from the University of California, Los Angeles. Dr. Lu is a Class III director.

Mr. David Hui Li. Mr. David Hui Li has been a member of our Board since November 4, 2013. Mr. David Li was an executive director and a managing director at Warburg Pincus Asia LLC (“Warburg Pincus”) from 2002 to January 2016. Prior to joining Warburg Pincus, Mr. Li served as an executive director in the investment banking division of Goldman Sachs from 2001 to 2002 and that of Morgan Stanley from 1994 to 2001. He is also a director of UCAR Inc. and China Advanced Gas Resources (Hong Kong) Limited. Mr. Li received a B.S. in economics from Renmin University of China and an M.B.A. from Yale University School of Management. Mr. Li is a Class II director.

Prof. Wenfang Liu. Prof. Wenfang Liu has been a member of our Board since February 27, 2011. He has served as an independent director of Sinco Pharmaceuticals Holdings Limited, a Hong Kong listed pharmaceutical company from March 2016. From 2007 to 2011, Prof. Liu served as the chief consultant for Sichuan Yuanda Shuyang Pharmaceuticals. Prior to that, he served from 2000 to 2007, in various managerial positions including as the chief engineer and a director of Hualan Biological Engineering, and as a director of blood separating, from 2005 to 2006, at Chengdu Jiaying Medical Product Co. Ltd. Prior to that, Prof. Liu served, from 1998 to 1999, as the chief engineer of Guiyang Qianfeng Biological Products Co. Ltd., and from 1988 to 1998 as the vice chairman of the Institute of Blood Transfusion of Chinese Academy of Medical Sciences. Prof. Liu previously served as a member of the Sichuan CPPCC Standing Committee, the Chinese Society of Blood Transfusion and the China Medical Biotech Association. He holds a Bachelor’s Degree in Bio-Chemistry from the Chinese Academy of Sciences, Forest and Soil College and was a Ph.D. advisor from 1997 to 1998. Prof. Liu is a Class II director.

Mr. Zhijun Tong. Mr. Tong has been a member of our Board since April 20, 2012. He has served as the chairman of the board of directors of several corporations, including Spain Qifa Corporation Ltd. since 1996, Hong Kong Tong’s Group since 2007, Sunstone (Qingdao) Plant Oil Co., Ltd. since 2008, Sunstone (Qingdao) Food Co., Ltd. since 2009, Shengda (Zhangjiakou) Pharmaceutical Co., Ltd. since 2011 and Shengda (Qianxi) Chinese Medicine Cultivation Co., Ltd. since 2012. Mr. Tong has also served as a director and a vice president of Spain International Haisitan Group since 1993. From 2007 to 2011, he was the chairman of the board of directors and general manager of Sunstone Pharmaceutical Co., Ltd and also served as the president and a director of BMP Sunstone Corporation, a NASDAQ-listed pharmaceutical corporation. Mr. Tong is a Class III director.

Mr. Albert (Wai Keung) Yeung. Mr. Yeung has been a member of our Board since July 29, 2012. Mr. Yeung has been since 2005 a partner of Albert Yeung & Associate Consulting Company, a consulting company providing M&A, leadership and executive coaching services to senior managers and chief executive officers. From August 2006 to February 2011, Mr. Yeung also served as a director of BMP Sunstone Corporation, a company listed on NASDAQ until the company’s acquisition by Sanofi. From April 1, 2015, Mr. Yeung has been an independent director of PharmaMax Corporation. Since September 6, 2015 Mr. Yeung has been an independent director of Beijing Promed Medical Technology Co. Ltd. Prior to retirement, Mr. Yeung had spent more than 30 years in China’s pharmaceutical industry, holding various senior sales, marketing and general management positions with major pharmaceutical corporations in Hong Kong and mainland China, including Johnson & Johnson, Xian-Janssen, Burroughs Wellcome, Bristol Myers-Squibb and GlaxoSmithKline. Mr. Yeung is a Class III director.

Mr. Joseph Chow. Mr. Chow has been a member of our Board since November 3, 2014. Mr. Chow has over 20 years of experience in corporate finance, financial advisory and management and has held senior executive and managerial positions in various public and private companies. Mr. Chow was recently a managing director of Moelis and Company and was previously a managing director at Goldman Sachs (Asia) LLP. Prior to that, he served as an independent financial consultant, as chief financial officer of Harbor Networks Limited, and as chief financial officer of China Netcom (Holdings) Company Limited. Prior to that, Mr. Chow served as the director of strategic planning of Bombardier Capital, Inc., as vice president of international operations of Citigroup and as the corporate auditor of GE Capital. Mr. Chow currently sits on the board as independent non-executive director for China ZhongDi Dairy Holdings Company Limited, Intime Department Store (Group) Co., Ltd. and CAR, Inc., respectively, which are companies listed on the Stock Exchange of Hong Kong. Mr. Chow obtained a Bachelor of Arts degree in political science from Nanjing Institute of International Relations and a Master of Business Administration degree from the University of Maryland at College Park. Mr. Chow is a Class I director.

Mr. Ming Yang. Mr. Yang has been our CFO since August 7, 2012. Mr. Yang served as our interim CFO between May 31 and August 6, 2012 and our Vice President-Finance & Compliance and Treasurer between March 30, 2012 and August 6, 2012. Mr. Yang also serves as an independent director for Kunming Jida Pharmaceutical. Mr. Yang has six years of financial management experience in corporations and 11 years audit experience in accounting firms. Mr. Yang has extensive experience in dealing with the PRC tax regulations, PRC GAAP, IFRS and internal control matters. He was an audit senior manager at KPMG, where he provided audit services for initial public offerings, right issues and merger and acquisition transactions. He also worked on the annual reports of various public companies listed in Hong Kong and mainland China. His audit clients ranged from state-owned enterprises and Chinese listed companies to multinational companies, including Angang Steel, Shenhua Energy, BOE Technology and BHP Billiton. Mr. Yang is a certified public accountant in China.

Mr. Ming Yin. Mr. Yin has been our Senior Corporate Vice President since August 2012. He is in charge of investor relations and business development. From March 2008 to May 2012, he held various management positions at our Company with increasing responsibility regarding our financial reporting, finance, investor relations, and business development, including Vice President-Finance from August 2010 to March 2012 and assistant to CFO from March 2008 to August 2010. Prior to joining us, Mr. Yin was a tax associate at the New York office of KPMG from February 2007 to February 2008. Prior to that, Mr. Yin held multiple financial management positions in corporations, including accounting manager at Cronimet USA, an international supplier of raw materials for the industrial production of stainless steel Corporation from April 2004 to January 2007 and an accountant at Houston Fruitland Inc. from February 2003 to April 2004. Mr. Yin is a chartered financial analyst. Mr. Yin holds a B.B.A. in accounting from Northwood University in Midland, Michigan, and an M.B.A. in Finance &Investment from Zicklin School of Business of Baruch College of City University of New York.

Ms. Zhijing Liu. Ms. Liu has been our Corporate Vice President since August 2012. She oversees plasma quality management, plasma resource development and matters related to regulatory affairs. From January 2010 to May 2011, Ms. Liu held various management positions at our Company, including being the Chief Representative of the Company’s Beijing office. From May 2011 to August 2012, Ms. Liu was our Director of the Regulatory Affairs and Administration. Ms. Liu has more than 30 years of experience in China’s pharmaceutical industry, holding various senior marketing, human resource, consulting and general management positions with various pharmaceutical organizations. Prior to joining us, Ms. Liu was general manager of Zhongbang Medical Technology Company, an affiliate of Hospital Management Institute of Ministry of Health.

Mr. Gang Yang. Mr. Yang has been our Corporate Vice President since August 2013 and the general manager of our majority owned subsidiary Guizhou Taibang Biological Products Co., Ltd. (“Guizhou Taibang”) since 2010. Prior to that, Mr. Yang held various management positions at Guizhou Taibang, including being the deputy general manager. Mr. Yang has more than 20 years of experience in China’s plasma industry, holding various senior operation, production and plasma resource management positions with various plasma production organizations. Prior to joining us, Mr. Yang was a director of Guizhou Qianfeng Biologic Products Company.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. To the best of our knowledge and belief, there are no arrangements or understandings with any of our directors, executive officers, principal stockholders, customers, suppliers, or any other person, pursuant to which any of our directors or executive officers were selected.

Directors and executive officers are elected or appointed until their successors are duly elected or appointed and qualified.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Except as disclosed below and in our previous reports filed with the SEC, we believe that all of our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2016.

During fiscal year 2016, two Forms 4 were filed late by Mr. David Hui Li and a Form 4 was filed late by Ms. Zhijing Liu, due to administrative oversight. Except as disclosed above, the Company is not aware of any failure on the part of our executive officers, directors or beneficial owners of more than 10% of a registered class of our equity securities to make any filing on a timely basis as required under the securities laws.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owners of more than 10% of a registered class of our equity securities.

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

Corporate Governance Guidelines

We and our Board are committed to high standards of corporate governance as an important component in building and maintaining stockholder value. To this end, we regularly review our corporate governance policies and practices to ensure that they are consistent with our high standards. We also closely monitor guidance issued or proposed by the SEC and the provisions of the Sarbanes-Oxley Act, as well as the emerging best practices of other companies. The current corporate governance guidelines are available on our website at http://www.chinabiologic.com. Printed copies of our corporate governance guidelines may be obtained, without charge, by contacting the Corporate Secretary, China Biologic Products, Inc., 18th Floor, Jialong International Building, 19 Chaoyang Park Road, Chaoyang District, Beijing 100125, People’s Republic of China.

The Board and Committees of the Board

We are governed by a Board that currently consists of eight members as identified above. Our Board currently has three standing committees: the Audit Committee, Compensation Committee and Governance and Nominating Committee, which, pursuant to delegated authority, perform various duties on behalf of and report to the Board. Each of these Committees is comprised entirely of directors who are independent under NASDAQ Marketplace Rules. From time to time, the Board may establish other committees. Each of the Compensation Committee and Governance and Nominating Committee was formed on August 7, 2008 and the Audit Committee was formed on July 24, 2008. The Board has adopted a written charter for each of the committees which are available on our website at http://www.chinabiologic.com.

Audit Committee

Our Audit Committee is currently composed of three members: Mr. Sean Shao, Dr. Yungang Lu and Mr. Albert (Wai Keung) Yeung. Mr. Shao serves as Chair of the Audit Committee. Our Board determined that each member of the Audit Committee meets the independence criteria prescribed by applicable rules and regulations of the SEC for audit committee membership and is an “independent” director within the meaning of the NASDAQ Marketplace Rules. Each Audit Committee member also meets NASDAQ’s financial literacy requirements.

Our Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements. It is responsible for, among other things:

•	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

•	reviewing with our independent auditors any audit problems or difficulties and management’s response;

•	reviewing and approving all proposed related-party transactions;

•	discussing the annual audited financial statements with management and our independent auditors;

•	reviewing the adequacy and effectiveness of our internal control over financial reporting;

•	annually reviewing and reassessing the adequacy of our audit committee charter;

•	such other matters that are specifically delegated to our Audit Committee by our Board from time to time;

•	meeting separately and periodically with management and our internal and independent auditors; and

•	reporting regularly to the full Board.

Our Board has determined that Mr. Shao is the “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC and also meets NASDAQ’s financial sophistication requirements.

Compensation Committee

Our Compensation Committee is currently composed of three members: Mr. Sean Shao, Prof. Wenfang Liu and Dr. Yungang Lu, each of whom is “independent” within the meaning of the NASDAQ Marketplace Rules. Mr. Shao serves as Chair of the Compensation Committee.

Our Compensation Committee assists the Board in reviewing and approving the compensation structure of executive officers, including all forms of compensation to be provided to our executive officers. Our CEO may not be present at any committee meeting during which his compensation is deliberated.

The Compensation Committee is responsible for, among other things:

•	approving and overseeing the compensation package for our executive officers;

•	reviewing and approving corporate goals and objectives relevant to the compensation of our CEO, evaluating the performance of our CEO in light of those goals and objectives, and setting the compensation level of our CEO based on this evaluation; and

•	reviewing periodically and making recommendations to the Board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

Governance and Nominating Committee

Our Governance and Nominating Committee is currently composed of three members: Mr. Sean Shao, Mr. Zhijun Tong and Dr. Yungang Lu, each of whom is “independent” within the meaning of the NASDAQ Marketplace Rules. Dr. Lu serves as Chair of the Governance and Nominating Committee.

The Governance and Nominating Committee assists the Board in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees.

The Governance and Nominating Committee is responsible for, among other things:

•	identifying and recommending to the Board nominees for election or re-election to the Board, or for appointment to fill any vacancy;

•	reviewing annually with the Board the current composition of the Board in light of the characteristics of independence, age, skills, experience and availability of service to us;

•	identifying and recommending to the Board directors to serve as members of the Board’s committees; and

•	monitoring compliance with our Corporate Governance Guidelines.

We do not have a formal policy regarding consideration of director candidate recommendations received from our stockholders. However, any recommendations received from stockholders will be evaluated in the same manner that potential nominees suggested by Board members, management or other parties are evaluated.

Governance Structure

Mr. David (Xiaoying) Gao currently serves as Chairman of our Board, our CEO and President. He possesses in-depth knowledge of the Company, its integrated operations, the evolving biopharmaceutical industry in China, and the array of challenges to be faced, gained through years of experience in the industry. The Board believes that such experiences and other insights put Mr. Gao in the best position to provide broad leadership for the Company and the Board, as he considers strategy and exercises fiduciary responsibilities to stockholders, as the case may be.

Further, the Board has demonstrated its commitment and ability to provide independent oversight of management. A majority of the Board is composed of independent directors, and all members of the Audit Committee, Compensation Committee, and Governance and Nominating Committee are independent. Each independent director has access to the CEO and other Company executives on request, may call meetings of the independent directors, and may request agenda topics to be added or dealt with in more detail at meetings of the full Board or an appropriate Board committee. We encourage our stockholders to learn more about our Company’s governance practices at our website, http://www.chinabiologic.com.

The Board’s Role in Risk Oversight

The Board oversees that the assets of the Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that the Company’s business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board’s oversight of the various risks facing the Company. In this regard, the Board seeks to understand and oversee critical business risks. The Board does not view risks in isolation. Risks are considered in virtually every business decision and as part of the Company’s business strategy. The Board recognizes that it is neither possible nor prudent to eliminate all risks. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive on a global basis and to achieve its objectives.

While the Board oversees risk management, Company’s management is charged with managing risks. The Company has internal processes and an internal control environment to identify and manage risks and to communicate with the Board. The Board and the Audit Committee monitor and evaluate the effectiveness of the internal controls and the risk management program at least annually. The Board implements its risk oversight function both as a whole and through the committees. Much of the work is delegated to various committees, which meet regularly and report back to the full Board. All committees play significant roles in carrying out the risk oversight function. In particular:

•	The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, accounting and legal matters. The Audit Committee oversees the internal audit function and the Company’s ethics programs, including the code of ethics. The Audit Committee members meet separately with representatives of the independent auditing firm; and

•	The Compensation Committee evaluates the risks and rewards associated with the Company’s compensation philosophy and programs. The Compensation Committee reviews and approves compensation programs with features that mitigate risk without diminishing the incentive nature of the compensation. Management discusses with the Compensation Committee the procedures that have been put in place to identify and mitigate potential risks in compensation.

Independent Directors

Our Board has determined that the majority of the Board is composed of “independent directors” within the meaning of applicable NASDAQ Marketplace Rules and Section 301 of the Sarbanes-Oxley Act of 2002. Our independent directors are Mr. Sean Shao, Dr. Yungang Lu, Prof. Wenfang Liu, Mr. Zhijun Tong, Mr. Albert (Wai Keung) Yeung, and Mr. Joseph Chow.

Board, Committee and Annual Meeting Attendance

During fiscal year 2016, the Board held five meetings and acted by written consent once. Our Audit Committee and Compensation Committee met or acted by written consent four times and two times, respectively. Our Governance and nominating Committee did not meet or act by written consent during the fiscal year. In addition, our independent directors met in executive session following Board meetings. Each director attended at least approximately 70% of all Board and applicable committee meetings.

Our directors are expected to attend Board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. We encourage our directors to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

Code of Ethics

On March 25, 2008, our Board adopted a code of ethics, which applies to all of our directors, officers and employees, including our CEO and CFO. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC, and in other public communications that we made; compliance with applicable laws, rules and regulations; the prompt internal reporting of violations of the code to the appropriate person or persons; and accountability for adherence to the code. We believe that our reputation is a valuable asset and must continually be guarded by all associated with us so as to earn the trust, confidence and respect of our suppliers, customers and stockholders. Our Board amended the code of ethics on March 11, 2013 to update certain administrative information in the code.

The code of ethics is maintained on the Company’s website at www.chinabiologic.com. Printed copies of our code of ethics may be obtained, without charge, by contacting the Corporate Secretary, China Biologic Products, Inc., 18th Floor, Jialong International Building, 19 Chaoyang Park Road, Chaoyang District, Beijing 100125, People’s Republic of China. During the fiscal year ended December 31, 2015, there were no waivers of our code of ethics.

Stockholder Communication with the Board

Stockholders and other interested parties may communicate with the Board, including non-management directors, by sending a letter to us, c/o Corporate Secretary, China Biologic Products, Inc., 18th Floor, Jialong International Building, 19 Chaoyang Park Road, Chaoyang District, Beijing 100125, People’s Republic of China, for submission to the Board or committee or to any specific director to whom the correspondence is directed. Stockholders communicating through this means should include with the correspondence evidence, such as documentation from a brokerage firm, that the sender is a current record or beneficial stockholder of the Company. All communications received as set forth above will be opened by the Corporate Secretary or his designee for the sole purpose of determining whether the contents contain a message to one or more of our directors. Any contents that are not advertising materials, promotions of a product or service, patently offensive materials or matters deemed, using reasonable judgment, inappropriate for the Board will be forwarded promptly to the chairman of the Board, the appropriate committee or the specific director, as applicable.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

Our mission is to become a first-class biopharmaceutical enterprise in China. To achieve this objective, we strive to provide an executive compensation program that is aimed to attract and retain talented and qualified senior executives to manage and lead the Company and to motivate them to pursue our growth strategy and deliver strong execution. We use a mix of compensation elements including base salary, performance-based discretionary cash bonuses, equity compensation, and in certain cases severance and change of control benefits and other employee benefits.

Our named executive officers (the “NEOs”) for fiscal year 2016 were:

•	David (Xiaoying) Gao, the CEO;

•	Ming Yang, the CFO;

•	Ming Yin, Senior Corporate Vice President;

•	Zhijing Liu, Corporate Vice President; and

•	Gang Yang, Corporate Vice President and General Manager of Guizhou Taibang.

Stockholder Advisory Vote on Executive Compensation

At our Annual Meeting of Stockholders in June 2011, our stockholders recommended to hold a non-binding advisory vote on the compensation of our NEOs (commonly referred to as a “say-on-pay” vote) annually. Subsequently, our Board determined to follow the stockholders’ recommendation and adopted a policy providing for annual say-on-pay votes.

We conducted a non-binding advisory vote on the compensation of our NEOs at our Annual Meeting of Stockholders held on June 2, 2016. Our stockholders approved the compensation of the NEOs, with approximately 90.4% of stockholder votes cast in favor of our executive compensation program.

As the Compensation Committee evaluated our executive compensation policies and practices throughout 2016, it was mindful of the strong support our stockholders expressed for our compensation philosophy and objectives. As a result, the Compensation Committee decided to continue our general approach to executive compensation in aligning the interests of executives with stockholder interests.

At this year’s Annual Meeting, our stockholders will again have the opportunity to endorse our executive compensation program through the “say-on-pay” vote.

In addition, at this year’s Annual Meeting, our stockholders will again have a non-binding advisory vote on the frequency of such say-on-pay votes.

Compensation Philosophy

In 2015, we updated our compensation philosophy to reflect our commitment to offering an integrated executive compensation program that focuses on pay-for-performance alignment. Our executive compensation program is designed to:

•	attract and retain individuals critical to the long-term success of the Company;

•	emphasize the linkage between the discretionary bonus for our executive officers and the Company’s overall performance;

•	promote value sharing based on the alignment of the interests of our executive officers and the interests of our stockholders; and

•	enhance the competitiveness of our executive compensation packages through a balanced combination of cash and equity-based awards.

The key elements of our executive compensation program are competitive base salaries, annual incentive opportunities and equity participation. More specifically, compensation for each NEO is composed of a base salary, performance-based discretionary cash bonus and equity awards, and in certain cases, severance and change of control benefits. Base salaries for the NEOs are a fixed component of compensation and their determination involves an evaluation of the competitive market-based data derived from comparable companies. Base salaries are generally reviewed annually and adjustments are considered based on the individual performance of the executive, level of experience or tenure in their position, and the current market salary. Performance-based discretionary bonuses are based upon achievement of corporate objectives and individual performance, ultimately subject to the discretion of the Board and/or the Compensation Committee, as applicable. Equity awards are designed to provide long-term compensation based on the Company’s performance, as reflected in the value of the shares of the Company’s common stock underlying the equity compensation compared to the purchase price of those shares, if any. With equity compensation, we seek to align the interests of our NEOs with those of our stockholders. Such portion of the compensation for our NEOs is at risk if our efforts do not generate positive stockholder returns. In determining the equity awards, we also take into consideration the market data and market trend, which help to ensure that our executive compensations are competitive with those of the companies with which we compete for talent.

Currently, we do not have any formal policies for allocating between short-term and long-term compensation or between cash and non-cash compensation.

2016 Key Compensation Actions

Since August 2012, the Compensation Committee retained Towers Watson Consulting (Shanghai) Limited, Beijing Branch (“Towers Watson”), an international human resource consulting firm, as an independent compensation adviser to review and advise on the optimization of the structure of the compensation for our NEOs.

In July 2016, Towers Watson conducted an analysis to compare the compensations for our NEOs at that time to those of a group of comparable companies (the “Peer Group”) and recommended that we appropriately increase the executives’ cash compensation level within the limits of available resources, with no adjustment to the compensation structure. Towers Watson also recommended that we increase equity awards to our CEO and the other NEOs with reference to the 75 percentile level and 50 percentile level of the equity compensation of the Peer Group, respectively, considering that in their evaluation our Company’s overall performance is at about the 80 percentile level in the Peer Group. For details, see “—Market Comparisons” and “Elements of Compensation” below.

Taking into consideration Towers Watson’s recommendations, the performance of the CEO and performance reviews of other executives by the CEO, and the increase in our stock price over the past years, the Compensation Committee recommended that the Board grant equity awards to certain directors and executives under the 2008 Equity Incentive Plan (the “2008 Plan”) with awards to NEOs consistent with Towers Watson’s recommendations, while keeping the cash compensation for the NEOs unchanged.

On August 4, 2016, the Board, acting upon the recommendation of the Compensation Committee, resolved to make no adjustment to the cash compensation for the Company’s NEOs, and approved and authorized the issuance of an aggregate of 561,000 shares of restricted stock under the 2008 Plan to directors, certain executives and certain employees of the Company, including the following to the NEOs:

•	150,000 shares of the Company’s restricted stock to Mr. David (Xiaoying) Gao;

•	45,000 shares of the Company’s restricted stock to Mr. Ming Yang;

•	30,000 shares of the Company’s restricted stock to Mr. Ming Yin;

•	7,500 shares of the Company’s restricted stock to Ms. Zhijing Liu; and

•	30,000 shares of the Company’s restricted stock to Mr. Gang Yang.

The above restricted stock granted to each NEO will vest annually over a 4-year period in four equal portions, with the first portion vesting on August 5, 2017.

Compensation Committee and Compensation Setting Process

Our Board established the Compensation Committee as a regular committee of the Board in 2008. The Compensation Committee currently consists of Mr. Sean Shao, as Chair of the committee, Dr. Yungang Lu and Prof. Wenfang Liu. Each member has been determined to be and each current member remains an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act. In compliance with the requirements of the SEC rule and the NASDAQ listing rule on compensation committee independence, no member of our Compensation Committee is affiliated with the Company or any of its subsidiary or accepts any consulting, advisory, or other compensatory fee from the Company or any subsidiary except for fees received for services on the Board and Board committees. With each of its members meeting or exceeding the newly implemented higher independence standard, we believe our Compensation Committee has carried out, and will continue to carry out, its responsibilities in good faith, with a goal to make fair determination on executive compensation in the best interest of the Company and its stockholders.

In accordance with its charter, for 2016 and beyond the Compensation Committee evaluated, approved, administered and interpreted, and will continue to evaluate, approve, administer and interpret, our executives’ compensation and benefit policies. As part of its diligence in scrutinizing pay and performance, the Compensation Committee also reviews analyses prepared by its independent compensation adviser, Towers Watson. The Compensation Committee determines the compensation of our executives except that the entire Board makes the final determination as to the compensation of our CEO and CFO. The Compensation Committee may form and delegate authority to subcommittees and may delegate authority to one or more designated members of the Compensation Committee.

Participation of Management in Compensation Decisions

The Compensation Committee works collaboratively with members of management as well as Towers Watson in designing and developing compensation programs applicable to our NEOs and other executives. The Compensation Committee believes that the executives have greater day-to-day insight into the key metrics on which the Company’s performance should be evaluated. Consequently, the Compensation Committee directs the CEO to review and revise compensation proposals prepared by the Company’s human resources department for the Compensation Committee’s ultimate review and approval.

Other resources that our Compensation Committee may rely upon include individual directors’ respective experiences and recommendations, recommendations of Towers Watson, peer or competitive compensation data provided by Towers Watson or management, the deliberative process of the Compensation Committee, and any other resources that the Compensation Committee may determine relevant. Once the Compensation Committee believes that it has the information necessary to conduct its deliberations, it does so without further input of our NEOs when discussing the CEO’s compensation; and with input of the CEO, when discussing the compensation for the other NEOs or other executives.

Role of the Compensation Adviser

In compliance with the requirements of the SEC rule and the NASDAQ listing rule on independent compensation advisers, our Compensation Committee has the sole discretion to retain and consult the compensation adviser and has sufficient funds to pay for such consultation. Since August 2012, the Compensation Committee has directly engaged Towers Watson, an international human resource consulting firm, as its independent compensation adviser. Towers Watson reported directly to the Compensation Committee and not to management. In 2016, at the request of the Compensation Committee, Towers Watson reviewed and advised on the principal aspects of compensation of our CEO, CFO and other NEOs, including, but not limited to, providing recommendations on the composition of the Peer Group, analyzing public information on the executive compensation of the Peer Group and other publicly available data (including applying its experience with other companies) on the market trend, and advising on optimizing the structure of our compensations to the NEOs. Towers Watson summarized such analysis and made recommendations to the Compensation Committee in July 2016. Towers Watson did not provide any other services to the Company in 2016.

Competitive Market Review

We compete with many other biopharmaceutical companies in seeking to attract and retain a skilled workforce and aim to attract and retain the most highly qualified executives to manage each of our business functions. In doing so, we compete for a pool of talent that is highly sought after by both large and established biopharmaceutical and life sciences companies and earlier stage companies, including manufacturers, distributors and marketers of pharmaceutical, biotechnology and medical device products and other healthcare related companies seeking similar skill sets in our geographic area, and in some cases, nationally and internationally. Larger and more established organizations in our industry seek to recruit top talent from smaller and less established companies in the sector just as smaller organizations look to attract and retain the best talent from the industry as a whole.

To succeed in attracting top executives and retaining our current NEOs, we draw upon and access publicly available data and surveys and seek advice from the compensation adviser to ensure we remain current on compensation trends.

Market Comparisons

At the Board’s request to optimize the executive compensation structure for the Company, in July 2016, Towers Watson conducted an executive compensation review for the Compensation Committee that compared and analyzed total compensation levels of our NEOs to those of NEOs at the companies in the Peer Group. Towers Watson worked directly with our Compensation Committee to analyze the results of this review so that the Compensation Committee could make fully informed decisions in setting total compensation levels for our NEOs. Towers Watson formulated the Peer Group with a screening principle in alignment with that in 2015, by selecting pharmaceutical companies that are incorporated and listed in the United States, with high growth rates and comparable sizes to the Company. Although Towers Watson formulated three peer groups in 2015, with the first group containing companies with high growth rates, the second group containing companies with comparable sizes and the third group containing companies meeting both criteria, Towers Watson had concluded in the previous year that the executive compensation profiles of these three peer groups are similar with each other and with the Company. Therefore, after discussion with our Compensation Committee, Towers Watson decided to formulate the Peer Group this year using the same criteria as those used for the third group in 2015. The Peer Group consists of 11 companies with a compound annual growth rate of revenue ranging from 12% to 25% between 2012 and 2015 and market values as of June 7, 2016 that was two to seven times that as of December 31, 2013. These companies had revenues ranging from $72 million to $1,466 million in 2015 or a market value ranging from $1.1 billion to $6.1 billion as of June 7, 2016. These companies include Cepheid, Emergent BioSolutions, Inc., Ligand Pharmaceuticals Incorporated, Acorda Therapeutics, Inc., Myriad Generics, Inc., Novavax, Inc., Seattle Genetics, Inc., United Therapeutics Corporation, Agios Pharmaceuticals, Inc., Anacor Pharmaceuticals, Inc., and Five Prime Therapeutics, Inc.

While we refer to the Towers Watson Peer Group data to understand the competitiveness of our compensation packages within the market, we do not specifically benchmark a position within the Peer Group with respect to any individual element of our executive compensation program.

Towers Watson concluded the following:

•	The Company’s overall performance is at about the 80 percentile level in the Peer Group.

•	The base salaries of the NEOs are lower than those of corresponding positions at the 25th percentile level in the Peer Group.

•	The total cash compensation for the CEO is at about 25th to 50th percentile level in the Peer Group and the total cash compensations for the other NEOs are close to or lower than the 25 percentile level in the Peer Group.

•	The dilution effect from equity awards for the CEO and CFO is at about the 50th percentile level in the Peer Group and the dilution effect from equity awards for the other NEOs is at about the 25th percentile level in the Peer Group. The dilution effect of the executive team as a whole is lower than the 25th percentile level in the Peer Group.

•	Overall, the annual dilution rate and average annual dilution rate from 2013 to 2015 is lower than the 25th percentile of the Peer Group.

•	The impact of annual amortization cost of our stock-based compensation on financial results of the Company is less than the median in both the Peer Group and the market.

Towers Watson therefore recommended that we appropriately increase the cash compensation level of the executives within the limits of available resources and benchmark to the market the equity incentives granted to the executives.

Elements of Compensation

We use a mix of compensation elements including base salaries, performance-based discretionary cash bonuses, equity awards, and in certain cases severance and change of control benefits and other employee benefits. The criteria for determining each of these components of compensation are described below. We do not provide retirement benefits and provide only limited perquisites, except as described below.

Base Salaries

Base salaries are intended to compensate our NEOs on a day-to-day basis for their services to the Company and provide a certain level of compensation that is not at-risk. The Compensation Committee evaluates the base salary amounts of comparable companies and uses them as reference to make decisions regarding the salaries of our CEO and CFO, respectively. The Compensation Committee formulates the salaries of the other NEOs based on a percentage of the CFO salary, taking into consideration the qualification and scope of responsibilities of such other NEOs. Using such method ensures that the Company’s base salaries remain competitive within our industry, but also permits the Compensation Committee to use its own judgment to ultimately determine NEO salaries. In setting the base salary for each NEO, the Compensation Committee considers such NEO’s qualification and experience, contribution to the Company, scope of responsibilities, geographic location of his/her position, industry standard and the financial condition of the Company. The relative weight given to each factor varies with each individual and is at the sole discretion of the Compensation Committee. Base salary levels for executive officers are set forth in their individual employment agreements, subject to annual adjustment by the Compensation Committee or the Board, as the case may be, and are reflected in the Summary Compensation Table below.

We did not increase the CEO’s base salary from May 2012, when Mr. Gao joined us, to 2014. We increased the base salaries of the other NEOs consistent with our compensation arrangements with general employees from 2012 to 2014. In 2015, the Compensation Committee evaluated the base salary amounts of comparable companies and authorized an increase in NEO base salaries to achieve better pay-for-performance alignment. We did not adjust the NEOs’ base salaries in 2016. The Compensation Committee believes that increases in base salaries should be based upon a favorable evaluation of individual performance relative to individual goals, the functioning of the executive’s team within the corporate structure, success in furthering corporate strategies and goals, individual management skills and responsibilities, demonstrated loyalty, and the Company’s commitment to attract and retain executives. We expect that our Compensation Committee will reward superior individual and corporate performance with commensurate cash and other compensation. Salary will next be reviewed when the Compensation Committee deems appropriate, but the Compensation Committee does not expect to review salary more frequently than on an annual basis.

Bonuses

NEOs are eligible to receive a discretionary bonus pursuant to the terms of their respective employment agreements. Discretionary bonuses are linked to annual corporate and individual performance established by our Compensation Committee. Performance targets are initially set in the budget approved by the Board at the beginning of the year. Key factors the Board considers in evaluating the corporate performance include operating income, non-GAAP net profit, non-GAAP EPS, plasma collection volume, acquisition and establishment of new plasma collection centers, and improvement on corporate governance. The Board evaluates the CEO’s performance primarily based on such key factors, while taking into consideration other significant accomplishments of strategic matters on a case-by-case basis. When evaluating the CFO and other NEOs’ performance, in addition to the corporate performance factors stated above, the Board also takes into consideration individual performance targets specifically for such other position, such as operating cash flow and optimization of financial reporting system in the case of the CFO.

In 2015, the Compensation Committee authorized an adjustment to NEO bonus ratios in annual base salaries to achieve better pay-for-performance alignment. In 2016, the Compensation Committee decided to make no further adjustment to the NEO bonus ratios. As our actual performance in 2016 surpassed all the initial performance targets set at the beginning of the year, the bonuses for the CEO and the CFO in 2016 were initially set at 100% and 80% of annual base salaries, respectively, and increased to 106% and 87% of annual base salaries, respectively, to reflect their achievements of the performance targets. When determining the bonuses for other NEOs, we also took into consideration certain other specific achievement factors such as establishing and maintaining good cooperation with a third-party fractionator to procure plasma over the three years beginning in August 2015.

Equity Awards

NEOs are eligible for equity awards in the form of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares under the 2008 Plan. Equity awards are granted at the discretion of the Compensation Committee to align the NEOs’ interests with those of the stockholders and provide them with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business.

The size of award to any individual, including NEOs, depends in part on individual performance, including the key factors we consider in evaluating our executive officers’ performance described above and any other indicators of the impact that such employee’s productivity may have on stockholder value over time. Other factors include salary level and competitive data. In addition, in determining the awards granted to each NEO, the Compensation Committee considers the future benefits potentially available to the NEOs from existing awards.

We plan to grant equity awards to our NEOs and other key employees annually but have no program, plan or practice of granting equity awards that coincide with the release by the Company of material non-public information. Currently we do not have any security ownership guidelines.

In August 2016, we granted 262,500 shares of restricted stock to our NEOs. In arriving at its determinations, the Compensation Committee took into consideration and adopted Towers Watson’s recommendations, which referred primarily to the 75 percentile level and the 50 percentile level of equity compensation of the Peer Group for the recommended equity awards to our CEO and other NEOs, respectively, considering that our Company’s overall performance is at about the 80 percentile level in the Peer Group. With reference to Towers Watson’s recommendations, and taking into consideration each other NEO’s position and responsibility, professional experience and performance in the previous year, the CEO recommended to the Compensation Committee the amount of equity awards to each other NEO. The Compensation Committee also took into account the available share reserve under the 2008 Plan when determining the size of equity awards. The Compensation Committee, however, did not place any particular weight on any one individual factor and did not adhere to any specific guidelines in making its determinations.

Severance and Change of Control Arrangements

Our employment agreement with each of our CEO, CFO and Mr. Ming Yin contains severance and change of control arrangements so that we can mitigate the risk of not being able to retain key senior executives in the event of an acquisition of the Company. These severance and change of control arrangements are designed to (1) assure we would have the continued dedication and objectivity of our senior executives, notwithstanding the possibility of a change of control of the Company, thereby aligning the interests of these key senior executives with those of the stockholders in connection with potentially advantageous offers to acquire the Company; and (2) create a total executive compensation plan that is competitive in our industry.

The severance and change of control arrangements in the employment agreements with our CEO, CFO and Mr. Yin provide that if such executive’s employment is terminated by the Company without cause, he will be entitled to receive a cash severance payment equal to 12 months of his then current base salary, payable in 12 equal monthly installments, and that if his employment is terminated by the Company upon certain change of control events, such as certain mergers or consolidations of the Company or sale or disposition of all or substantially all of the Company’s assets, he will be entitled to receive a cash severance payment equal to 18 months of his then current base salary, payable in 18 equal monthly installments.

The Compensation Committee believes that these severance and change of control arrangements satisfy the objectives above and ensure that key executives are focused on the Company’s goals and objectives, as well as the interests of our stockholders, rather than any negative personal consequences that may arise as a result of a change of control.

Retirement Benefits

Currently, we do not provide any company-sponsored retirement benefits or deferred compensation programs to any Chinese employee, including the NEOs (other than a mandatory state pension scheme in which all of our employees in China participate) because it is not customary to provide such benefits and programs in China. We maintain a defined contribution 401(k) plan for employees who are U.S. citizens, to which we make no matching contribution. Mr. David (Xiaoying) Gao, a U.S. citizen, is eligible to participate in the 401(k) plan.

Perquisites

We provide our NEOs with limited perquisites and other personal benefits that we believe are reasonable, such as company car-related benefits. We do not view perquisites as a significant element of compensation, but do believe they can be useful in attracting, motivating and retaining desirable executive talents.

Tax and Accounting Information

For 2016 and continuing thereafter, the Compensation Committee considered and will continue to consider the impact of the requirement under Financial Accounting Standards Board, Accounting Standards Codification, Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”), that we record as an expense in our financial statements, at the time stock options are granted, the fair value of the options over their vesting period.

Both the cash and equity compensation for our NEOs is subject to relevant individual income tax as required by the national government of each NEO or other relevant authorities. The compensation for our CEO, Mr. David Gao, is subject to U.S. individual income tax, and the compensation for other NEOs is subject to PRC individual income tax. We do not pay or reimburse any NEOs for individual income taxes, any other taxes due upon exercise of a stock option or vesting of restricted stock or any other taxes.

Other Compensation Policies

Stock Ownership Guidelines

At this time, our Compensation Committee has not adopted stock ownership guidelines with respect to our NEOs, although it may consider doing so in the future.

Compensation Recovery Policy

At this time, we have not implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executive officers and other employees where the payments were predicated upon the achievement of financial results that were subsequently the subject of a financial restatement. Our Compensation Committee intends to adopt a general compensation recovery, or clawback, policy covering our annual and long-term incentive award plans and arrangements after the SEC adopts final rules implementing the requirement of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the NEOs for services rendered in all capacities during the periods indicated.

Name and Principal Position	Year	Salary ($)(6)	Bonus ($)(6)	Stock Awards ($)(7)	All Other Compensation ($)(6)	Total ($)(8)
David (Xiaoying) Gao	2016	550,008	582,458	18,082,500	269,079	19,484,045
CEO and President(1)	2015	520,839	547,402	9,788,800	261,175	11,118,216
	2014	500,000	385,353	4,139,200	242,648	5,267,201
Ming Yang	2016	250,008	217,407	5,424,750	211,089	6,103,254
CFO(2)	2015	241,208	214,771	3,670,800	213,073	4,339,852
	2014	215,795	150,711	1,552,200	200,513	2,119,219
Ming Yin	2016	200,004	156,753	3,616,500	134,925	4,108,182
Senior Corporate Vice President(3)	2015	188,845	146,874	2,447,200	132,536	2,915,455
	2014	165,996	90,800	1,034,800	78,945	1,370,541
Zhijing Liu	2016	134,020	91,263	1,018,125	8,058	1,251,466
Corporate Vice President (4)	2015	138,915	55,566	747,680	27,916	970,077
	2014	127,690	55,877	258,700	41,206	483,473
Gang Yang	2016	118,917	176,075	3,616,500	49,253	3,960,745
Corporate Vice President (5)	2015	127,764	225,400	2,447,200	53,557	2,853,921
	2014	88,487	236,046	1,034,800	37,634	1,396,967

(1)	Mr. Gao has been our CEO since May 10, 2012 and President since January 1, 2013. Mr. Gao has been serving as a director of the Company since October 6, 2011 and the Chairman of the Board since March 30, 2012. Mr. Gao also serves as chairman of the board at several of our subsidiaries. Effective in August 2015, the Board, acting upon the recommendation of the Compensation Committee, authorized an increase in Mr. Gao’s annual base salary to $550,000. Other compensation received by Mr. Gao represents salary received for serving as a director at several of our subsidiaries. For details regarding the restricted stock awards, see “Grants of Plan-Based Awards.”
(2)	Mr. Ming Yang has been our CFO since August 7, 2012. Mr. Yang served as our interim CFO between May 31 and August 6, 2012 and Vice President-Finance & Compliance and Treasurer between March 30, 2012 and August 6, 2012. Mr. Yang also serves as a director and the chief financial officer at several of our subsidiaries. Effective in August 2015, the Board, acting upon the recommendation of the Compensation Committee, authorized an increase in Mr. Yang’s annual base salary to $250,000. Other compensation received by Mr. Yang represents salary received for serving as a director and the chief financial officer at several of our subsidiaries. For details regarding the restricted stock awards, see “Grants of Plan-Based Awards.”
(3)	Mr. Ming Yin has been our Senior Corporate Vice President since August 2012, our Vice President-Business Development from April 2012 to August 2012 and our Vice President-Finance from August 2010 to March 2012. Mr. Yin also serves as a director at our Shandong Taibang subsidiary. Effective in August 2015, the Board, acting upon the recommendation of the Compensation Committee, authorized an increase in Mr. Yin’s annual base salary to $200,000. Other compensation received by Mr. Yin represents salary received for serving as a director at several of our subsidiaries. For details regarding the restricted stock awards, see “Grants of Plan-Based Awards.”
(4)	Ms. Liu has been our Corporate Vice President since August 2012 and our Director of Government Affairs and Administration from January 2010 to August 2012. Other compensation received by Ms. Liu represents travel and meals allowances and other fringe benefits. For details regarding the restricted stock awards, see “Grants of Plan-Based Awards.”
(5)	Mr. Gang Yang has been our Corporate Vice President since August 2013 and the General Manager of Guizhou Taibang since 2010. Other compensation received by Mr. Yang represents salary received for serving as a direcotr at our Shandong Taibang subsidiary. For details regarding the restricted stock awards, see “Grants of Plan-Based Awards.”

(6)	Salaries and bonuses for of 2016, 2015 and 2014 were translated from RMB to $ (if applicable) at the rate of $1 to RMB6.64, $1 to RMB6.21 and $1 to RMB6.14, respectively. All 2016 bonuses were paid out in 2016 and early 2017.
(7)	The amounts of stock awards represent the aggregate grant date fair value of the restricted stock awards granted to each NEO during each period indicated, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (FASB ASC Topic 718). All of the restricted stock awards have vesting periods, which are typically four or two years in duration.
(8)	Both the cash and equity compensation for our NEOs is subject to relevant individual income tax as required by the national government of each NEO or other relevant authorities. The compensation for our CEO, Mr. David Gao, is subject to U.S. individual income tax, and the compensation for other NEOs is subject to PRC individual income tax.

Summary of Employment Agreements and Material Terms

On May 10, 2012, we entered into an employment agreement with Mr. David (Xiaoying) Gao, which agreement was renewed with substantially similar terms on May 11, 2014 and August 4, 2016, respectively. Pursuant to the current employment agreement, the Company agreed to pay Mr. Gao an annual base salary of $550,000 as consideration for the performance of his duties as the CEO. Mr. Gao will be eligible to receive additional bonus compensation as may be awarded from time to time by the Board in its sole discretion. The employment agreement also provides that if Mr. Gao’s employment is terminated by the Company without cause, Mr. Gao will be entitled to receive severance payment equal to 12 months of his then current base salary paid in 12 equal monthly installments, and that if Mr. Gao’s employment is terminated by the Company upon certain change of control events, including certain merger or consolidation of the Company or sale or disposition of all or substantially all of the Company’s assets, Mr. Gao will be entitled to receive severance payment equal to 18 months of his then current base salary paid in 18 equal monthly installments.

On August 31, 2012, we entered into an employment agreement with Mr. Ming Yang, then interim CFO and Vice President, which agreement was renewed with substantially similar terms on September 1, 2014 and November 1, 2016, respectively. Pursuant to the current employment agreement, the Company agreed to pay Mr. Yang an annual base salary of $250,000 as consideration for the performance of his duties as CFO. Mr. Yang will be eligible to receive additional bonus compensation as may be awarded from time to time by the Board in its sole discretion. The employment agreement also provides that if Mr. Yang’s employment is terminated by the Company without cause, Mr. Yang will be entitled to receive a cash severance payment equal to 12 months of his then current base salary, payable in 12 equal monthly installments, and that if Mr. Yang’s employment is terminated by the Company upon certain merger or consolidation of the Company or sale or disposition of all or substantially all of the Company’s assets, Mr. Yang will be entitled to receive a cash severance payment equal to 18 months of his then current base salary, payable in 18 equal monthly installments.

On August 31, 2012, we entered into an employment agreement with Mr. Ming Yin, which agreement was renewed with substantially similar terms on September 1, 2014 and November 1, 2016, respectively. Pursuant to the current employment agreement, the Company agreed to pay Mr. Yin an annual base salary of $200,000 as consideration for the performance of his duties as Senior Corporate Vice President. Mr. Yin will be eligible to receive additional bonus compensation as may be awarded from time to time by the Board in its sole discretion. The employment agreement also provides that if Mr. Yin’s employment is terminated by the Company without cause, Mr. Yin will be entitled to receive a cash severance payment equal to 12 months of his then current base salary, payable in 12 equal monthly installments, and that if Mr. Yin’s employment is terminated by the Company upon certain merger or consolidation of the Company or sale or disposition of all or substantially all of the Company’s assets, Mr. Yin will be entitled to receive a cash severance payment equal to 18 months of his then current base salary, payable in 18 equal monthly installments.

Pursuant to their respective employment agreements, Ms. Zhijing Liu and Mr. Gang Yang are entitled to annual base salary as consideration for their performance of duties and eligible to receive additional bonus compensation as may be awarded from time to time by the Board in its sole discretion. Their annual base salaries are adjusted annually.

Other than noted above and necessary social benefits required by the PRC government, which are defined in the employment agreements, we currently do not provide other benefits to our NEOs except for a defined contribution 401(k) plan in which Mr. Gao, who is a U.S. citizen, participates and to which we make no matching contribution.

Grants of Plan-Based Awards

The following table sets forth information regarding equity grants to NEOs during the fiscal year ended December 31, 2016.

Name	Grant Date	All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and option awards ($)
David (Xiaoying) Gao	08/04/2016	150,000	—	—	18,082,500
Ming Yang	08/04/2016	45,000	—	—	5,424,750
Ming Yin	08/04/2016	30,000	—	—	3,616,500
Zhijing Liu	03/01/2016	1,000	—	—	114,000
	08/04/2016	7,500	—	—	904,125
Gang Yang	08/04/2016	30,000	—	—	3,616,500

All the above restricted stock will vest annually over a 4-year period in four equal portions.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding as of December 31, 2016 for each of our NEOs.

	Restricted Stock Awards		Option Awards
	Number of shares that have not vested	Market value of shares that have not vested	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration date
Name	(#)	($)(6)	(#)	(#)	(#)	($)
David (Xiaoying) Gao (1)	270,000	29,030,400	—	—	—	9.85	August 31, 2022
Ming Yang (2)	90,000	9,676,800	12,500	—	—	9.85	August 31, 2022
Ming Yin (3)	60,000	6,451,200	7,500	—	—	9.85	August 31, 2022
Zhijing Liu (4)	15,750	1,693,440	7,500	—	—	9.85	August 31, 2022
Gang Yang (5)	60,000	6,451,200	3,750	—	—	9.85	August 31, 2022

(1) On August 31, 2012, the Company granted Mr. David (Xiaoying) Gao a ten year nonstatutory stock option to purchase 300,000 shares of the Company’s common stock under the 2008 Plan, which option will have an exercise price of $9.85 per share and will vest annually over a 4-year period in four equal portions, with the first portion vesting on September 1, 2013. In August 2015, September 2015 and September 2016, Mr. Gao exercised the stock option to purchase 150,000, 75,000 and 75,000 shares of the Company’s common stock, respectively. On August 16, 2013, the Company granted Mr. Gao 80,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being August 17, 2014. On August 26, 2014, the Company granted Mr. Gao 80,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being August 27, 2015. On August 3, 2015, the Company granted Mr. Gao 80,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being August 4, 2016. On August 4, 2016, the Company granted Mr. Gao 150,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being August 5, 2017.

(2) On August 31, 2012, the Company granted Mr. Ming Yang 25,000 shares of the Company’s restricted stock and a ten year nonstatutory stock option to purchase 50,000 shares of the Company’s common stock with an exercise price of $9.85 under the 2008 Plan, which restricted stock and option will vest annually over a 4-year period in four equal portions, with the initial vesting date being September 1, 2013. In September 2015 and May 2016, Mr. Yang exercised the stock option to purchase 10,000 and 27,500 shares of the Company’s common stock, respectively. On August 16, 2013, the Company granted Mr. Yang 30,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being August 17, 2014. On August 26, 2014, the Company granted Mr. Yang 30,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being August 27, 2015. On August 3, 2015, the Company granted Mr. Yang 30,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being August 4, 2016. On August 4, 2016, the Company granted Mr. Yang 45,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being August 5, 2017.

(3) On July 11, 2010, the Company granted Mr. Ming Yin a ten year nonstatutory stock option to purchase 30,000 shares of the Company’s common stock with an exercise price of $12.26 under the 2008 Plan, which vested in 12 equal portions on a quarterly basis over a three-year period, with the first portion vesting on October 11, 2010. In May 2016, Mr. Yin exercised the stock option to purchase 30,000 shares of the Company’s common stock. On August 31, 2012, the Company granted Mr. Yin 10,000 shares of the Company’s restricted stock and a ten year nonstatutory stock option to purchase 30,000 shares of the Company’s common stock with an exercise price of $9.85 under the 2008 Plan, which restricted stock and option will vest annually over a 4-year period in four equal portions, with the initial vesting date being September 1, 2013. In September 2015 and May 2016, Mr. Yin exercised the stock option to purchase 14,548 and 7,952 shares of the Company’s common stock, respectively. On August 16, 2013, the Company granted Mr. Yin 20,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being August 17, 2014. On August 26, 2014, the Company granted Mr. Yin 20,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being August 27, 2015. On August 3, 2015, the Company granted Mr. Yin 20,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being August 4, 2016. On August 4, 2016, the Company granted Mr. Yin 30,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being August 5, 2017.

(4) On August 31, 2012, the Company granted Ms. Zhijing Liu 5,000 shares of the Company’s restricted stock and a ten year nonstatutory stock option to purchase 15,000 shares of the Company’s common stock with an exercise price of $9.85 under the 2008 Plan, which restricted stock and option will vest annually over a 4-year period in four equal portions, with the initial vesting date being September 1, 2013. In November 2014, Ms. Zhijing Liu exercised the stock option to purchase 7,500 shares of the Company’s common stock. On August 16, 2013, the Company granted Ms. Liu 5,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being August 17, 2014. On August 26, 2014, the Company granted Ms. Liu 5,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being August 27, 2015. On February 9, 2015, the Company granted Ms. Liu 2,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 2-year period in two equal portions, with the initial vesting date being February 10, 2016. On August 3, 2015, the Company granted Ms. Liu 5,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being August 4, 2016. On March 1, 2016, the Company granted Ms. Liu 1,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being March 2, 2017. On August 4, 2016, the Company granted Ms. Liu 7,500 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being August 5, 2017.

(5) On July 11, 2010, the Company granted Mr. Gang Yang a ten year nonstatutory stock option to purchase 40,000 shares of the Company’s common stock with an exercise price of $12.26 under the 2008 Plan, which vested in 12 equal portions on a quarterly basis over a three-year period, with the first portion vesting on October 11, 2010. In May 2016, Mr. Yang exercised the stock option to purchase 40,000 shares of the Company’s common stock. On August 31, 2012, the Company granted Mr. Yang 5,000 shares of the Company’s restricted stock and a ten year nonstatutory stock option to purchase 15,000 shares of the Company’s common stock with an exercise price of $9.85 under the 2008 Plan, which restricted stock and option will vest annually over a 4-year period in four equal portions, with the initial vesting date being September 1, 2013. In May 2016, Mr. Yang exercised the stock option to purchase 11,250 shares of the Company’s common stock. On August 16, 2013, the Company granted Mr. Yang 20,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being August 17, 2014. On August 26, 2014, the Company granted Mr. Yang 20,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being August 27, 2015. On August 3, 2015, the Company granted Mr. Yang 20,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being August 4, 2016. On August 4, 2016, the Company granted Mr. Yang 30,000 shares of the Company’s restricted stock under the 2008 Plan, which will vest annually over a 4-year period in four equal portions, with the initial vesting date being August 5, 2017.

(6) The market value of these restricted stock awards is based on the closing prices of our common stock on December 31, 2016 ($107.52).

Option Exercises and Stock Vested

The following table sets forth information concerning each exercise of stock options and each vesting of restricted stock, by our NEOs during the fiscal year ended December 31, 2016:

	OPTION AWARDS				STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(5)
David (Xiaoying) Gao	75,000	(1)	7,554,000	(1)	60,000	7,080,000
Ming Yang	27,500	(2)	2,900,700	(2)	28,750	3,346,063
Ming Yin	37,952	(3)	3,930,877	(3)	17,500	2,046,425
Zhijing Liu	—		—		6,000	688,293
Gang Yang	51,250	(4)	5,309,450	(4)	16,250	1,908,213

(1)	Mr. David (Xiaoying) Gao exercised a stock option to purchase 75,000 shares of the Company’s common stock in 2016. The value realized on exercise represents the value of the exercised stock option on the date of exercise determined by the closing price of the Company’s common stock on such exercise date reduced by the exercise price.
(2)	Mr. Ming Yang exercised a stock option to purchase 27,500 shares of the Company’s common stock in 2016. The value realized on exercise represents the value of the exercised stock option on the date of exercise determined by the closing price of the Company’s common stock on such exercise date reduced by the exercise price.
(3)	Mr. Ming Yin exercised a stock option to purchase 37,952 shares of the Company’s common stock in 2016. The value realized on exercise represents the value of the exercised stock option on the date of exercise determined by the closing price of the Company’s common stock on such exercise date reduced by the exercise price.
(4)	Mr. Gang Yang exercised a stock option to purchase 51,250 shares of the Company’s common stock in 2016. The value realized on exercise represents the value of the exercised stock option on the date of exercise determined by the closing price of the Company’s common stock on such exercise date reduced by the exercise price.
(5)	Represents the market value of restricted stock awards on the date of vesting as determined by the closing price of the Company’s common stock on such vesting date.

Pension Benefits

Other than a mandatory state pension scheme in which all of our employees in China participate, no NEOs received or held pension benefits and the Company does not maintain a pension benefit plan during the fiscal year ended December 31, 2016.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any NEO during the fiscal year ended December 31, 2016.

Potential Payments upon Termination or Change in Control

According to their respective employment agreements, our CEO, CFO and Mr. Ming Yin are entitled to severance payments of (i) equal to 12 months of their then current base salary paid in 12 equal monthly installments upon the termination of their employment agreements without cause or (ii) 18 months of their then current base salary paid in 18 equal monthly installments following a change in control. The following table sets forth potential payments upon termination or change in control to these NEOs as if such event had occurred on December 31, 2016.

Name	Base Salary	Entitled Payment Upon Termination Without Cause	Entitled Payment Upon Change of Control
David (Xiaoying) Gao	$550,000	$550,000 payable in 12 equal monthly installments	$825,000 payable in 18 equal monthly installments
Ming Yang	$250,000	$250,000 payable in 12 equal monthly installments	$375,000 payable in 18 equal monthly installments
Ming Yin	$200,000	$200,000 payable in 12 equal monthly installments	$300,000 payable in 18 equal monthly installments

Compensation of Directors

The following table sets forth the total compensation earned by our directors during fiscal year ended December 31, 2016:

Name(1)	Fees earned or paid in cash ($)	Stock awards ($)(2)	Option awards ($)	All other compensation ($)	Total ($)
Sean Shao	60,000	1,205,500	—	—	1,265,500
Yungang Lu	60,000	1,084,950	—	—	1,144,950
Wenfang Liu	60,000	723,300	—	—	783,300
Zhijun Tong	60,000	723,300	—	—	783,300
Albert (Wai Keung) Yeung	60,000	723,300	—	—	783,300
David Hui Li	51,380	2,780,900	—	—	2,832,280
Joseph Chow	60,000	602,750	—	—	662,750
Total	411,380	7,844,000	—	—	8,255,380

(1)	For total compensation earned by Mr. Gao, our Chairman of the Board, see “Summary Compensation Table.”
(2)	Amounts represent the aggregate grant date fair value of awards or equity plan compensation computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (FASB ASC Topic 718). Assumptions used in the calculation of these amounts are described in Note 15 to the consolidated financial statements of the Company for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed on February 23, 2017.

On July 24, 2008, we entered into an independent director agreement with Mr. Sean Shao, pursuant to which we agreed to pay Mr. Shao an annual retainer of $24,000 as compensation for his services as a director, which was increased to $60,000 starting January 1, 2011. On August 4, 2016, we granted Mr. Shao 10,000 shares of our restricted stock under the 2008 Plan, which will vest in two equal portions on August 5, 2017 and August 5, 2018.

On March 19, 2012, we entered into an independent director agreement with Dr. Yungang Lu, pursuant to which we agreed to pay Dr. Lu a monthly fee of $5,000 as compensation for his services as a director. On August 4, 2016, we granted Dr. Lu 9,000 shares of our restricted stock under the 2008 Plan, which will vest in two equal portions on August 5, 2017 and August 5, 2018.

On February 27, 2011, we entered into an independent director agreement with Prof. Wenfang Liu, pursuant to which we agreed to pay Prof. Liu a monthly fee of $5,000 as compensation for his services as a director. On August 4, 2016, we granted Prof. Liu 6,000 shares of our restricted stock under the 2008 Plan, which will vest in two equal portions on August 5, 2017 and August 5, 2018.

On April 20, 2012, we entered into an independent director agreement with Mr. Zhijun Tong, pursuant to which we agreed to pay Mr. Tong a monthly fee of $5,000 as compensation for his services as a director. On August 4, 2016, we granted Mr. Tong 6,000 shares of our restricted stock under the 2008 Plan, which will vest in two equal portions on August 5, 2017 and August 5, 2018.

On July 29, 2012, we entered into an independent director agreement with Mr. Albert (Wai Keung) Yeung, pursuant to which we agreed to pay Mr. Yeung a monthly fee of $5,000 as compensation for his services as a director. On August 4, 2016, we granted Mr. Yeung 6,000 shares of our restricted stock under the 2008 Plan, which will vest in two equal portions on August 5, 2017 and August 5, 2018.

On November 7, 2013, we entered into a director agreement with Mr. David Hui Li, pursuant to which, at Mr. Li’s request, he did not receive compensation for his service as a director of the Company. On February 22, 2016, we entered into an amended and restated director agreement with Mr. Li, pursuant to which we agreed to pay Mr. Li a monthly fee of $5,000 as compensation for his services as a director. On the same date, we also granted Mr. Li 5,000 shares of our restricted stock under the 2008 Plan, which will vest in two equal portions on February 23, 2017 and February 23, 2018. On July 1, 2016, we granted Mr. Li 15,000 shares of our restricted stock under the 2008 Plan, which will vest in three equal portions on July 2, 2017, July 2, 2018 and July 2, 2019. Then on August 4, 2016, we granted Mr. Li 5,000 shares of our restricted stock under the 2008 Plan, which will vest in two equal portions on August 5, 2017 and August 5, 2018.

On November 3, 2014, we entered into a director agreement with Mr. Joseph Chow, pursuant to which we agreed to pay Mr. Chow a monthly fee of $5,000 as compensation for his services as a director. On August 4, 2016, we granted Mr. Chow 5,000 shares of our restricted stock under the 2008 Plan, which will vest in two equal portions on August 5, 2017 and August 5, 2018.

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

Compensation Committee Interlocks and Insider Participation

Mr. Sean Shao, Dr. Yungang Lu and Prof. Wenfang Liu served on the Compensation Committee during the fiscal year ended December 31, 2016. None of them was an employee, an officer, or former officer of the Company during the fiscal year ended December 31, 2016 or during his tenure as a Compensation Committee member. No member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of SEC Regulation S-K during the fiscal year ended December 31, 2016. None of our executive officers has served on the Board or compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served on our Board or Compensation Committee.

Compensation Policies and Risk Management

The Compensation Committee and the Board in cooperation with management reviewed our 2016 compensation program in July 2016. The Compensation Committee and the Board confirmed that they believed that the elements and features of such program are in line with our balanced approach so that the management would be focused on both short- and long-term performances. As such, they trust that our 2016 compensation program would not encourage management to assume excessive risks and therefore are not reasonably likely to have a material adverse effect on the interest of the Company and its stockholders.

Report Of The Compensation Committee

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Mr. Sean Shao, Chair

Dr. Yungang Lu

Prof. Wenfang Liu

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2017 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 18th Floor, Jialong International Building, 19 Chaoyang Park Road, Chaoyang District, Beijing 100125, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
	Officers and Directors
David (Xiaoying) Gao (3)	Chairman of the Board, CEO and President	Common Stock	395,347	1.45%
Sean Shao (4)	Director	Common Stock	20,000	*
Wenfang Liu (5)	Director	Common Stock	25,883	*
Yungang Lu (6)	Director	Common Stock	62,500	*
Zhijun Tong (7)	Director	Common Stock	30,000	*
Albert (Wai Keung) Yeung (8)	Director	Common Stock	45,000	*
David Hui Li (9)	Director	Common Stock	2,769	*
Joseph Chow(10)	Director	Common Stock	7,500	*
Ming Yang (11)	CFO	Common Stock	58,532	*
Ming Yin (12)	Senior Corporate Vice President	Common Stock	36,467	*
Zhijing Liu (13)	Corporate Vice President	Common Stock	12,111	*
Gang Yang (14)	Corporate Vice President	Common Stock	47,242	*
All officers and directors as a group		Common Stock	743,351	2.73%
	5% Security Holders
Capital Research Global Investors (15)		Common Stock	3,256,496	11.97%
Capital World Investors (16)		Common Stock	2,274,435	8.36%
SMALLCAP World Fund, Inc. (17)		Common Stock	1,664,923	6.12%
New World Fund, Inc. (18)		Common Stock	1,879,877	6.91%
GL Trade Investment Limited (19)		Common Stock	1,605,315	5.90%
Zhenfu Li (20)		Common Stock	1,619,777	5.95%
Parfield International Ltd. (21)		Common Stock	1,360,000	5.00%
Marc Chan (21)		Common Stock	2,313,449	8.50%
FMR LLC (22)		Common Stock	1,474,444	5.42%
Baillie Gifford & Co (23)		Common Stock	1,413,045	5.19%

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our common stock.
(2)	As of March 31, 2017, a total of 27,201,477 shares of our common stock were considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any securities that are exercisable or convertible within 60 days have been included for the purpose of computing the number of shares beneficially owned and the percentage ownership of such beneficial owner. We did not deem such shares to be outstanding, however, for purposes of calculating the percentage ownership of any other person.

(3)	Represents 395,347 shares of our common stock.
(4)	Represents 20,000 shares of our common stock.
(5)	Represents 6,383 shares of our common stock and 19,500 shares of our common stock underlying a ten-year nonstatutory stock option granted under the 2008 Plan, fully vested and exercisable at $17.00 per share.
(6)	Represents 32,500 shares of our common stock, 20,000 shares of our common stock underlying a ten-year nonstatutory stock option granted under the 2008 Plan, fully vested and exercisable at $9.16 per share, and 10,000 shares of our common stock underlying a ten-year nonstatutory stock option granted under the 2008 Plan, fully vested and exercisable at $9.85 per share.
(7)	Represents 20,000 shares of our common stock and 10,000 shares out of 20,000 shares of our common stock underlying a ten-year nonstatutory stock option granted under the 2008 Plan, fully vested and exercisable at $9.61 per share.
(8)	Represents 45,000 shares of our common stock.
(9)	Represents 2,769 shares of our common stock.
(10)	Represents 7,500 shares of our common stock.
(11)	Represents 46,032 shares of our common stock, and 12,500 shares out of the 50,000 shares of our common stock underlying a ten-year nonstatutory stock option granted under the 2008 Plan, fully vested and exercisable at $9.85 per share.
(12)	Represents 28,967 shares of our common stock, and 7,500 shares out of the 30,000 shares of our common stock underlying a ten-year nonstatutory stock option granted under the 2008 Plan, fully vested and exercisable at $9.85 per share.
(13)	Represents 4,611 shares of our common stock, and 3,750 shares out of the 15,000 shares of our common stock underlying a ten-year nonstatutory stock option granted under the 2008 Plan, fully vested and exercisable at $9.85 per share.
(14)	Represents 43,492 shares of our common stock, and 3,750 shares out of the 15,000 shares of our common stock underlying a ten-year nonstatutory stock option granted under the 2008 Plan, fully vested and exercisable at $9.85 per share.
(15)	Represents 3,256,496 shares of our common stock deemed to be beneficially owned by Capital Research Global Investors as reported in a Schedule 13G/A filed with the SEC by Capital Research Global Investors on February 13, 2017. Capital Research Global Investors, a division of Capital Research and Management Company (“CRMC”), is deemed to be the beneficial owner of our common stock as a result of CRMC acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The address of the business office of Capital Research Global Investors is 333 South Hope Street, Los Angeles, CA 90071.
(16)	Represents 2,274,435 shares of our common stock deemed to be beneficially owned by Capital World Investors as reported in a Schedule 13G/A filed with the SEC by Capital World Investors on February 13, 2017. Capital World Investors, a division of CRMC, is deemed to be the beneficial owner of our common stock as a result of CRMC acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The address of the business office of Capital World Investors is 333 South Hope Street, Los Angeles, CA 90071.
(17)	Represents 1,664,923 shares of our common stock beneficially owned by SMALLCAP World Fund, Inc. as reported in a Schedule 13G filed with the SEC by SMALLCAP World Fund, Inc. on February 14, 2017. SMALLCAP World Fund, Inc. is advised by CRMC, which manages equity assets for various investment companies through three divisions, Capital Research Global Investors, Capital World Investors, and Capital International Investors. These divisions generally function separately from each other with respect to investment research activities and they make investment decisions and proxy voting decisions for the investment companies on a separate basis. The address of the business office of SMALLCAP World Fund, Inc. is 6455 Irvine Center Drive, Irvine, California 92618-4518.
(18)	Represents 1,879,877 shares of our common stock beneficially owned by New World Fund, Inc. as reported in a Schedule 13G filed with the SEC by New World Fund, Inc. on February 14, 2017. New World Fund, Inc. is advised by CRMC, which manages equity assets for various investment companies through three divisions, Capital Research Global Investors, Capital World Investors, and Capital International Investors. These divisions generally function separately from each other with respect to investment research activities and they make investment decisions and proxy voting decisions for the investment companies on a separate basis. The address of the business office of New World Fund, Inc. is 333 South Hope Street, Los Angeles, CA 90071.

(19)	Represents 1,605,315 shares of our common stock held by GL Trade Investment Limited as reported in a Schedule 13G filed with the SEC by GL Trade Investment Limited and its affiliates on February 13, 2014. GL Trade Investment Limited is wholly owned by GL China Opportunities Fund L.P. GL Capital Management GP L.P. is the sole general partner of GL China Opportunities Fund L.P. GL Capital Management GP Limited is the sole general partner of GL Capital Management GP L.P. GL Partners Capital Management Limited is the record owner of 51% of the total issued and outstanding ordinary shares of GL Capital Management GP Limited and has the right to appoint three out of the six directors of GL Capital Management GP Limited. Mr. Zhenfu Li is the record owner of 70% of the total issued and outstanding ordinary shares of GL Partners Capital Management Limited. The address of GL Trade Investment Limited is Unit 3001, China World Tower 2, No.1 Jian Guo Men Wai Avenue, Beijing 100004, People’s Republic of China.
(20)	Represents 14,462 shares of our common stock held by Mr. Zhenfu Li and 1,605,315 shares of our common stock held by GL Trade Investment Limited as reported in a Schedule 13G filed with the SEC by GL Trade Investment Limited and its affiliates on February 13, 2014. The address of Mr. Zhenfu Li is Unit 3001, China World Tower 2, No.1 Jian Guo Men Wai Avenue, Beijing 100004, People’s Republic of China.
(21)	Represents 1,360,000 shares of our common stock held by Parfield International Ltd. and 953,449 shares of our common stock held by Amplewood Resources Ltd. as reported in a Schedule 13G filed by Parfield International Ltd. and Marc Chan on January 28, 2016. Marc Chan is the director and sole shareholder of Parfield International Ltd. and Amplewood Resources Ltd. The address of the business office of Marc Chan is Unit No. 21E, 21st Floor, United Centre, 95 Queensway Admiralty, Hong Kong.
(22)	Represents 1,474,444 shares of our common stock beneficially owned, or that may be deemed to be beneficially owned, by FMR LLC, certain of its subsidiaries and affiliates, and other companies as reported in a Schedule 13G filed by FMR LLC on February 14, 2017. The address of the business office of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.
(23)	Represents 1,413,045 shares of our common stock held by Baillie Gifford & Co. and/or one or more of its investment adviser subsidiaries, which may include Baillie Gifford Overseas Limited, on behalf of investment advisory clients, which may include investment companies registered under the Investment Company Act, employee benefit plans, pension funds or other institutional clients, as reported in a Schedule 13G filed by Baillie Gifford & Co. on January 13, 2017. The address of the business office of Ballie Gifford & Co is Calton Square, 1 Greenside Row, Edinburgh EH1 3AN, Scotland, UK.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

There were no transactions since the beginning of the 2016 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $100,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described above under the heading “Executive Compensation”).

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Policies and Procedures Relating to Transactions with Related Persons

Our Board adopted the Related Party Transactions Policy and Procedures on July 27, 2009 and certain amendments on March 11, 2013 (the “Policy”). Under the Policy, all Interested Transactions with Related Parties are subject to approval or ratification in accordance with the procedures set forth below.

The Policy defines an “Interested Transaction” as any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, (2) the Company is a participant and (3) any Related Party has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A “Related Party” is defined as any (a) person who is or was (since the beginning of the last fiscal year for which the Company has filed an annual report on Form 10-K and proxy statement, even if they do not presently serve in that role) an executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock or (c) immediate family member of any of the foregoing.

Procedures

Under the Policy, the Audit Committee shall review the material facts of all Interested Transactions that require the Audit Committee’s approval and either approve or disapprove of the entry into the Interested Transaction, subject to the exceptions described below. If the Audit Committee’s approval of an Interested Transaction is not feasible, then the Interested Transaction shall be considered and, if the Audit Committee determines it to be appropriate, ratified at the Audit Committee’s next regularly scheduled meeting. In determining whether to approve or ratify an Interested Transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable to the Company than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Party’s interest in the transaction.

The Audit Committee has reviewed the Interested Transactions described below in “Standing Pre-Approval for Certain Interested Transactions” and determined that each of the Interested Transactions described therein shall be deemed to be pre-approved or ratified (as applicable) by the Audit Committee under the terms of the Policy. In addition, the Board has delegated to the Chair of the Audit Committee the authority to pre-approve or ratify (as applicable) any Interested Transaction with a Related Party in which the aggregate amount involved is expected to be less than $250,000. In connection with each regularly scheduled meeting of the Audit Committee, a summary of each new Interested Transaction deemed pre-approved pursuant to paragraph (3) or (4) under “Standing Pre-Approval for Certain Interested Transactions” below and each new Interested Transaction preapproved by the Chair in accordance shall be provided to the Audit Committee for its review.

Under the Policy, no director shall participate in any discussion or approval of an Interested Transaction for which he or she is a Related Party, except that the director shall provide all material information concerning the Interested Transaction to the Audit Committee.

If an Interested Transaction will be ongoing, the Audit Committee may establish guidelines for our management to follow in its ongoing dealings with the Related Party. Thereafter, the Audit Committee, on at least an annual basis, shall review and assess ongoing relationships with the Related Party to see that they are in compliance with the Audit Committee’s guidelines and that the Interested Transaction remains appropriate.

Standing Pre-Approval for Certain Interested Transactions

The following Interested Transactions have been reviewed in accordance with the Policy and are deemed as having been pre-approved by the Audit Committee, even if the aggregate amount involved will exceed $100,000.

•	Employment of Executive Officers. Any employment by the Company of an executive officer if (a) the related compensation is required to be reported in our proxy statement under Item 402 of the SEC’s compensation disclosure requirements; or (b) the executive officer is not an immediate family member of another executive officer or director of the Company, the related compensation would be reported in our proxy statement under Item 402 of the SEC’s compensation disclosure requirements if the executive officer was a “named executive officer,” and the Company’s Compensation Committee approved (or recommended that the Board approve) such compensation.

•	Director Compensation. Any compensation paid to a director if the compensation is required to be reported in our proxy statement under Item 402 of the SEC’s compensation disclosure requirements.

•	Certain Transactions with other Companies. Any transaction with another company at which a Related Party’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed the greater of $1,000,000, or 2% of that company’s total annual revenues.

•	Certain Company Charitable Contributions. Any charitable contribution, grant or endowment by the Company to a charitable organization, foundation or university at which a Related Party’s only relationship is as an employee (other than an executive officer) or a director, if the aggregate amount involved does not exceed the lesser of $1,000,000, or 2% of the charitable organization’s total annual receipts.

•	Transactions Where All Stockholders Receive Proportional Benefits. Any transaction where the Related Party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis (e.g., dividends).

•	Transactions Involving Competitive Bids. Any transaction involving a Related Party where the rates or charges involved are determined by competitive bids.

•	Regulated Transactions. Any transaction with a Related Party involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority.

•	Certain Banking-Related Services. Any transaction with a Related Party involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services.

There were no related party transactions since the beginning of the fiscal year ended December 31, 2016 for which our Policy did not require review, approval or ratification, or where our Policy was not followed.

Item 14. Principal Accounting Fees and Services

Services and Fees of Independent Public Accounting Firm

Aggregate fees billed to the Company by our independent accountant, KPMG Huazhen LLP, during the last two fiscal years were as follows:

	2016	2015
Audit Fees	$836,237	$893,866
Audit Related Fees	—	34,888
Tax Fees	44,206	44,218
All Other Fees	—	—
Total	$880,443	$972,972

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and audit of the effectiveness of internal control over financial reporting, and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

The aggregate amount of audit fees for 2016 consists of $836,237 billed by KPMG Huazhen LLP, for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2016 and review of the Company’s financial statements included in the three Form 10-Q’s for the quarters ended March 31, June 30 and September 30, 2016, and audit of the effectiveness of internal control over financial reporting as of December 31, 2016.

The aggregate amount of audit fees for 2015 consists of $893,866 billed by KPMG and KPMG Huazhen LLP, for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2015 and review of the Company’s financial statements included in the three Form 10-Q’s for the quarters ended March 31, June 30 and September 30, 2015, and audit of the effectiveness of internal control over financial reporting as of December 31, 2015.

Audit related fees paid by us to KPMG of $34,888 in 2015 were for KPMG’s auditing services, including issuing comfort letters, in connection with follow-on offerings of the Company’s common stock in June 2015. No such audit related fees were paid by us to KPMG or KPMG Huazhen LLP in 2016.

Tax fees paid by us to KPMG of $44,206 and $44,218 in 2016 and 2015, respectively, were for tax services in the same periods.

In accordance with the Audit Committee’s pre-approval policies and procedures described below, in 2016, all audit, audit-related, tax and other services performed by KPMG Huazhen LLP were approved in advance by the Audit Committee. KPMG Huazhen LLP was our principal auditor.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

3.	Exhibits.

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this Amendment.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Amendment No.1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 28, 2017

CHINA BIOLOGIC PRODUCTS, INC.

By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao
Chief Executive Officer

EXHIBIT INDEX

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K of the Exchange Act).

Exhibit Number	Description

31.3*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

