Form 10-Q
period 2017-03-31
China Biologic Products, Inc.
filed 2017-05-03
CIK 1369868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	27,201,477

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2017

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2017	December 31, 2016
		USD	USD
ASSETS
Current Assets
Cash and cash equivalents		197,357,368	183,765,533
Accounts receivable, net of allowance for doubtful accounts	2	51,647,936	33,918,796
Inventories	3	166,380,493	156,412,674
Prepayments and other current assets, net of allowance for doubtful accounts		17,732,312	15,320,913
Total Current Assets		433,118,109	389,417,916

Property, plant and equipment, net	4	138,037,731	132,091,923
Land use rights, net		23,362,992	23,389,384
Equity method investment		11,582,725	10,614,755
Loan receivable	5	43,482,000	43,245,000
Other non-current assets		5,838,184	6,198,531
Total Assets		655,421,741	604,957,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term bank loan	6	8,696,400	-
Accounts payable		6,570,475	6,158,601
Income tax payable		9,391,380	7,484,366
Other payables and accrued expenses	7	59,648,041	59,798,145
Total Current Liabilities		84,306,296	73,441,112

Deferred income		3,655,387	3,755,648
Other liabilities		6,602,255	6,623,926
Total Liabilities		94,563,938	83,820,686

Stockholders’ Equity
Common stock:
par value $0.0001;
100,000,000 shares authorized;
29,456,181 and 29,427,609 shares issued at March 31, 2017 and December 31, 2016, respectively;
27,201,477 and 27,172,905 shares outstanding at March 31, 2017 and December 31, 2016, respectively		2,946	2,943
Additional paid-in capital		113,630,172	105,459,610
Treasury stock: 2,254,704 shares at March 31, 2017 and December 31, 2016, at cost		(56,425,094)	(56,425,094)
Retained earnings		468,475,250	438,483,401
Accumulated other comprehensive loss		(22,903,225)	(25,320,271)
Total equity attributable to China Biologic Products, Inc.		502,780,049	462,200,589

Noncontrolling interest		58,077,754	58,936,234

Total Stockholders’ Equity		560,857,803	521,136,823

Commitments and contingencies	12	-	-

Total Liabilities and Stockholders’ Equity		655,421,741	604,957,509

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the Three Months Ended
	Note	March 31, 2017	March 31, 2016
		USD	USD
Sales	11	91,453,112	85,587,711
Cost of sales		32,215,473	34,043,435
Gross profit		59,237,639	51,544,276

Operating expenses
Selling expenses		3,807,552	1,227,670
General and administrative expenses		15,256,766	11,328,013
Research and development expenses		1,357,363	1,094,723
Income from operations		38,815,958	37,893,870

Other income (expenses)
Equity in income (loss) of an equity method investee		911,743	(216,315)
Interest income		1,623,839	1,751,140
Interest expense		(62,510)	(88,550)
Total other income, net		2,473,072	1,446,275

Income before income tax expense		41,289,030	39,340,145

Income tax expense	8	6,950,539	6,607,103

Net income		34,338,491	32,733,042

Less: Net income attributable to noncontrolling interest		4,346,642	6,535,787

Net income attributable to China Biologic Products, Inc.		29,991,849	26,197,255

Earnings per share of common stock:	13
Basic		1.07	0.96
Diluted		1.06	0.94
Weighted average shares used in computation:	13
Basic		27,183,733	26,585,926
Diluted		27,465,414	27,126,838

Net income		34,338,491	32,733,042

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes		2,720,968	2,569,752

Comprehensive income		37,059,459	35,302,794

Less: Comprehensive income attributable to noncontrolling interest		4,650,562	6,978,683

Comprehensive income attributable to China Biologic Products, Inc.		32,408,897	28,324,111

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,	March 31,
	2017	2016
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	34,338,491	32,733,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,052,133	2,267,623
Amortization	428,028	216,971
Loss on sale of property, plant and equipment	63,425	90,261
Allowance (reversal) for doubtful accounts - accounts receivable, net	(10,168)	-
Write-down of obsolete inventories	-	59,560
Deferred tax expense (benefit)	266,804	(887,184)
Share-based compensation	8,072,065	4,569,395
Equity in (income) loss of an equity method investee	(911,743)	216,315
Change in operating assets and liabilities:
Accounts receivable	(17,570,606)	(5,267,385)
Inventories	(9,130,101)	(3,869,727)
Prepayments and other current assets	(2,281,491)	2,554,632
Accounts payable	378,931	(3,696,808)
Income tax payable	1,869,988	3,654,815
Other payables and accrued expenses	(5,411,627)	(8,282,055)
Deferred income	(121,102)	(127,705)
Net cash provided by operating activities	13,033,027	24,231,750

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for property, plant and equipment	(8,936,981)	(13,672,613)
Payment for land use rights	(151,326)	(967,636)
Refund of deposits related to land use right	-	994,815
Proceeds from sale of property, plant and equipment	3,626	63,397
Long-term loan lent to a third party	-	(6,331,518)
Net cash used in investing activities	(9,084,681)	(19,913,555)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Three Months Ended
	March 31,	March 31,
	2017	2016
	USD	USD
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercised	98,500	-
Proceeds from short-term bank loan	8,715,000	-
Maturity of deposit as security for bank loans	-	37,756,405
Dividend paid by subsidiaries to noncontrolling interest shareholders	-	(7,921,952)
Net cash provided by financing activities	8,813,500	29,834,453

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	829,989	1,026,211

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,591,835	35,178,859

Cash and cash equivalents at beginning of period	183,765,533	144,937,893

Cash and cash equivalents at end of period	197,357,368	180,116,752

Supplemental cash flow information
Cash paid for income taxes	4,969,712	3,867,715
Noncash investing and financing activities:
Acquisition of property, plant and equipment included in payables	1,863,464	3,087,289

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016

NOTE 1 – BASIS OF PRESENTATION, SIGNIFICANT CONCENTRATION AND RISKS

(a)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2016 consolidated balance sheet was derived from the audited consolidated financial statements of China Biologic Products, Inc. (the “Company”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2016 audited consolidated financial statements of the Company included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2017, the results of operations for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016, have been made.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2017, on a retrospective basis, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update required that deferred tax assets and liabilities be classified as noncurrent. As a result of adoption of this guidance, the Company reclassified current deferred income tax assets in the amount of $4,625,996, which had been included in prepayments and other current assets, to other noncurrent assets as of December 31, 2016. There was no impact on results of operations or cash flows as a result of the adoption of this guidance.

Effective January 1, 2017, the Company adopted the FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard simplified certain aspects of the accounting for share-based payment transactions, including recognition of excess tax benefits and deficiencies, classification of awards and classification in the statement of cash flows. As a result of adoption, the Company elected to adopt the change regarding income taxes on a prospective basis to recognize excess tax benefits and deficiencies from stock-based compensation as a discrete item in income tax expense, which were historically recorded as additional paid-in-capital. In addition, the Company elected to apply the change regarding classification in the statement of cash flows prospectively to record excess tax benefits from stock-based compensation from cash flows from financing activities to cash flows from operating activities. The adoption of this standard in the first quarter of this year had no material impact on the Company’s financial statements.

(b)	Significant Concentration and Risks

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

Total cash at banks and deposits as of March 31, 2017 and December 31, 2016 amounted to $196,560,252 and $183,078,440, respectively, of which $2,522,387 and $2,744,704 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

As of March 31, 2017 and December 31, 2016, the Company maintained cash and cash equivalents at banks in the following locations:

	March 31, 2017	December 31, 2016
	USD	USD
PRC, excluding Hong Kong	185,589,171	171,539,309
U.S.	10,971,081	11,539,131
Total	196,560,252	183,078,440

The Company’s two major products are human albumin and human immunoglobulin for intravenous injection (“IVIG”). Human albumin accounted for 40.3% and 38.1% of the total sales for the three months ended March 31, 2017 and 2016, respectively. IVIG accounted for 34.8% and 39.9% of the total sales for the three months ended March 31, 2017 and 2016, respectively. If the market demands for human albumin and IVIG cannot be sustained in the future or the price of human albumin and IVIG decreases, the Company’s operating results could be adversely affected.

Substantially all of the Company’s customers are located in the PRC. There were no customers that individually comprised 10% or more of the total sales during the three months ended March 31, 2017 and 2016. No individual customer represented 10% or more of accounts receivables as at March 31, 2017 and December 31, 2016, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There was one supplier, namely, Xinjiang Deyuan Bioengineering Co., Ltd. (“Xinjiang Deyuan”), that comprised 10% or more of the total purchases for the three months ended March 31, 2017 and 2016. Chongqing Sanda Great Exploit Pharmaceutical Co, Ltd. represented more than 10% of accounts payables as at March 31, 2017 and December 31, 2016.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	USD	USD
Accounts receivable	52,174,311	34,452,392
Less: Allowance for doubtful accounts	(526,375)	(533,596)
Total	51,647,936	33,918,796

The activity in the allowance for doubtful accounts-accounts receivable for the three months ended March 31, 2017 and 2016 are as follows:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	USD	USD
Beginning balance	533,596	443,624
Recoveries	(10,168)	-
Foreign currency translation adjustment	2,947	2,218
Ending balance	526,375	445,842

NOTE 3 – INVENTORIES

Inventories at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	USD	USD
Raw materials	89,471,190	80,781,903
Work-in-process	28,318,425	24,994,839
Finished goods	48,590,878	50,635,932
Total	166,380,493	156,412,674

Provisions to write-down the carrying amount of obsolete inventory to its estimated net realizable value amounted to nil and $59,560 during the three months ended March 31, 2017 and 2016, respectively, and were recorded as cost of sales in the unaudited condensed consolidated statements of comprehensive income.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	USD	USD
Buildings	34,405,242	34,131,032
Machinery and equipment	53,101,963	52,467,764
Furniture, fixtures, office equipment and vehicles	7,988,472	7,843,567
Total property, plant and equipment, gross	95,495,677	94,442,363
Accumulated depreciation	(42,441,592)	(39,315,011)
Total property, plant and equipment, net	53,054,085	55,127,352
Construction in progress	72,190,032	61,825,470
Prepayment for property, plant and equipment	12,793,614	15,139,101
Property, plant and equipment, net	138,037,731	132,091,923

Depreciation expense for the three months ended March 31, 2017 and 2016 was $3,052,133 and $2,267,623, respectively. No interest expenses were capitalized into construction in progress for the three months ended March 31, 2017 and 2016.

NOTE 5 – LOAN RECEIVABLE

In August 2015, the Company entered into a cooperation agreement with Xinjiang Deyuan and the controlling shareholder of Xinjiang Deyuan. Pursuant to the agreement, Guizhou Taibang agreed to provide Xinjiang Deyuan with an interest-bearing loan at an interest rate of 6% per annum with an aggregate principal amount of RMB300,000,000 (approximately $47,160,000). The loan is due July 31, 2018 and secured by a pledge of Deyuan Shareholder’s 58.02% equity interest in Xinjiang Deyuan. Interest will be paid on the 20th day of the last month of each quarter.

Interest income of $608,180 and $652,306 was recognized and received by Guizhou Taibang for the three months ended March 31, 2017 and 2016, respectively.

NOTE 6 – SHORT-TERM BANK LOAN

In March 2017, the Company obtained a one-year unsecured loan of RMB60,000,000 (approximately $8,715,000) from Bank of China (Taishan Branch) at an interest rate of 4.5675%. The loan is due March 21, 2018 and interest will be paid on the 21th day of each month.

NOTE 7 – OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	USD	USD
Payables to a potential investor (1)	8,042,523	7,941,013
Payable to Guizhou Eakan Investing Corp. (2)	2,110,326	2,098,824
Salaries and bonuses payable	10,642,788	16,740,846
Accruals for sales commission and promotion fee	5,873,077	4,391,160
Dividends payable to noncontrolling interest(3)	13,493,334	7,952,467
Payables for construction in progress	4,810,353	5,364,441
Other tax payables	2,518,384	1,918,248
Advance from customers	1,816,158	3,976,832
Deposits received	2,856,823	2,541,420
Others	7,484,275	6,872,894
Total	59,648,041	59,798,145

(1)	The payables to a potential investor comprises deposits received from a potential investor of $4,951,150 and $4,924,164 as of March 31, 2017 and December 31, 2016, respectively, and related interest plus penalty on these deposits totaling $3,091,373 and $3,016,849 as of March 31, 2017 and December 31, 2016, respectively. See note 12.

(2)	Guizhou Taibang has payables to Guizhou Eakan Investing Corp., in the amount of approximately $2,110,326 and $2,098,824 as of March 31, 2017 and December 31, 2016, respectively. The Company borrowed this interest free advance for working capital purpose. The balance is due on demand.

(3)	On March 2, 2017, Shandong Taibang declared a cash dividend distribution amounting RMB220,000,000 (approximately $31,955,000), of which RMB37,928,000 (approximately $5,509,042) represented the dividends payable to a noncontrolling interest shareholder.

NOTE 8 – INCOME TAX

The Company’s effective income tax rates were 17% for the three months ended March 31, 2017 and 2016, respectively. The difference between the effective income tax rates and statutory income tax rate of 25% for the three months ended March 31, 2017 and 2016 was primarily due to preferential tax rate of 15% applicable to both Guizhou Taibang and Shandong Taibang in 2017 and 2016, which was partially offset by valuation allowances against the deferred tax assets of China Biologic in the U.S. relating to operating losses.

As of and for the three months ended March 31, 2017, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits to change significantly within the next 12 months.

NOTE 9 – OPTIONS AND NONVESTED SHARES

Options

A summary of stock options activity for the three months ended March 31, 2017 is as follow:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
		USD		USD
Outstanding as of December 31, 2016	314,491	10.32	3.84	30,568,083
Granted	-
Exercised	(10,000)	9.85		(888,100)
Forfeited and expired	-
Outstanding as of March 31, 2017	304,491	10.34	3.53	27,341,194

Vested as of March 31, 2017	304,491	10.34	3.53	27,341,194
Exercisable as of March 31, 2017	304,491	10.34	3.53	27,341,194

For the three months ended March 31, 2017 and 2016, the Company recorded stock compensation expense of nil and $243,577, respectively, in general and administrative expenses.

Nonvested shares

A summary of nonvested shares activity for the three months ended March 31, 2017 is as follows:

	Number of nonvested shares	Grant date weighted average fair value
		USD
Outstanding at December 31, 2016	912,650	104.51
Granted	25,800	98.20
Vested	(18,572)	79.48
Forfeited	-	-
Outstanding at March 31, 2017	919,878	104.84

For the three months ended March 31, 2017 and 2016, the Company recorded stock compensation expense of $8,072,065 and $4,325,818 respectively in general and administrative expenses.

At March 31, 2017, approximately $76,128,493 of stock compensation expense with respect to nonvested shares is expected to be recognized over weighted average period of approximately 2.76 years.

NOTE 10 – FAIR VALUE MEASUREMENTS

Management used the following methods and assumptions to estimate the fair value of financial instruments at the relevant balance sheet dates:

• Short-term financial instruments (including cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term bank loan and other payables and accrued expenses) – The carrying amounts of the short-term financial instruments approximate their fair values because of the short maturity of these instruments.

• Loan receivable – The carrying amounts of loan receivable approximate their fair value. The fair value is estimated using discounted cash flow analysis based on the borrowing rates for similar borrowing.

NOTE 11 – SALES

The Company’s sales by products for the three months ended March 31, 2017 and 2016 are as follows:

	For the three months ended
	March 31, 2017	March 31, 2016
	USD	USD
Human Albumin	36,858,291	32,628,855
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	31,752,986	34,157,762
Other Immunoglobulin products	8,293,667	8,900,316
Placenta Polypeptide	10,246,969	5,708,405
Others	4,301,199	4,192,373
Total	91,453,112	85,587,711

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2017, commitments outstanding for operating lease approximated $0.9 million.

As of March 31, 2017, commitments outstanding for the purchase of property, plant and equipment approximated $22.8 million.

As of March 31, 2017, commitments outstanding for the purchase of plasma from April 1, 2017 to 2018 approximated $34.9 million.

Legal proceedings

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

In October 2010, the trial court denied such individual investor’s right as shareholder of Guizhou Taibang and his entitlement to share the dividends, which ruling was reaffirmed after a re-trial by the same trial court in December 2012. After such ruling, Guizhou Taibang attempted to return the originally received fund of RMB34,160,000 (approximately $5,011,272) to such investor by wiring the fund back to his bank account but was unable to do so due to the closure of his bank account. Another investor, however, accepted the returned fund of RMB11,200,000 (approximately $1,699,040) from Guizhou Taibang in November 2010. In 2013, the same individual investor appealed the case to the PRC Supreme Court, which also denied his claims for shareholder status in Guizhou Taibang and the related dividend distribution and accrued interest in September 2013. Such investor subsequently attempted to seek a re-trial by the PRC Supreme Court, which request was denied by the PRC Supreme Court in January 2014. He then applied to the PRC Supreme Procuratorate to request for a review of the PRC Supreme Court’s decision and seek an appeal by the PRC Supreme Procuratorate to the PRC Supreme Court for an ultimate re-trial on his behalf. In July 2015, the PRC Supreme Procuratorate rejected his request for review.

As of March 31, 2017, Guizhou Taibang had maintained, on its balance sheet, payables to the investor of RMB34,160,000 (approximately $4,951,150) as originally received funds from such individual investor in respect of the shares in dispute, RMB20,987,035 (approximately $3,041,861) for the interest expenses, and RMB341,600 (approximately $49,512) for the 1% penalty imposed by the Equity Purchase Agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor.

NOTE 13 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	For the three months ended
	March 31, 2017	March 31, 2016
	USD	USD

Net income attributable to China Biologic Products, Inc.	29,991,849	26,197,255
Earnings allocated to participating nonvested shares	(982,612)	(648,471)
Net income used in basic/diluted earnings per common stock	29,009,237	25,548,784

Weighted average shares used in computing basic earnings per common stock	27,183,733	26,585,926
Dilutive effect of outstanding stock options	281,681	540,912
Weighted average shares used in computing diluted earnings per common stock	27,465,414	27,126,838

Basic earnings per common stock	1.07	0.96
Diluted earnings per common stock	1.06	0.94

During the three months ended March 2017 and 2016, no potential ordinary shares outstanding were excluded from the calculation of diluted earnings per common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry growth and demand and acceptance of new and existing products; expectations regarding governmental approvals of our new products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“China Biologic,” “we,” “us,” the “Company” or “our” are to China Biologic Products, Inc., a Delaware corporation, and, unless the context requires otherwise, its direct and indirect subsidiaries;
•	“China” or “PRC” are to the People’s Republic of China, excluding, for the purposes of this report only, Taiwan and the special administrative regions of Hong Kong and Macau;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“Guizhou Taibang” are to Guizhou Taibang Biological Products Co., Ltd., a PRC company indirectly wholly owned by us;
•	“Huitian” are to Xi’an Huitian Blood Products Co., Ltd., a PRC company in which we hold an indirect minority equity interest;
•	“RMB” are to the legal currency of China;
•	“SEC” are to the Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Shandong Taibang” are to Shandong Taibang Biological Products Co. Ltd., a PRC company indirectly majority owned by us; and
•	“U.S. dollars,” “USD” and “$” are to the legal currency of the United States of America.

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

We have a strong product portfolio with over 20 different dosage forms of plasma products and other biopharmaceutical products across nine categories. All of our products are prescription medicines administered in the form of injections. Our principal products are human albumin and immunoglobulin for intravenous injection, or IVIG. Albumin has been used for almost 50 years to treat critically ill patients by assisting the maintenance of adequate blood volume and pressure. IVIG is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as their principal raw material. Sales of human albumin products represented approximately 40.3% and 38.1% of our total sales for the three months ended March 31, 2017 and 2016, respectively. Sales of IVIG products represented approximately 34.8% and 39.9% of our total sales for the three months ended March 31, 2017 and 2016, respectively.

Our sales model focuses on direct sales to hospitals and inoculation centers and is complemented by distributor sales. For the three months ended March 31, 2017 and 2016, our top five customers accounted for approximately 20.1% and 17.5%, respectively, of our total sales.

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

First Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended March 31, 2017:

•	Sales: Sales increased by $5.9 million, or 6.9%, to $91.5 million for the three months ended March 31, 2017, from $85.6 million for the same period in 2016.

•	Gross profit: Gross profit increased by $7.7 million, or 15.0%, to $59.2 million for the three months ended March 31, 2017, from $51.5 million for the same period in 2016.

•	Income from operations: Income from operations increased by $0.9 million, or 2.4%, to $38.8 million for the three months ended March 31, 2017, from $37.9 million for the same period in 2016.

•	Net income attributable to our company: Net income increased by $3.8 million, or 14.5%, to $30.0 million for the three months ended March 31, 2017, from $26.2 million for the same period in 2016.

•	Diluted earnings per share: Diluted earnings per share was $1.06 for the three months ended March 31, 2017, as compared to $0.94 for the same period in 2016.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and March 31, 2016

The following table sets forth key components of our results of operations in thousands of U.S. dollars for the periods indicated.

	For the Three Months Ended March 31,
	2017		2016
	Amount	% of Total Sales	Amount	% of Total Sales
	(U.S. dollars in thousands, except percentage and per share data)
Sales	91,453	100.0	85,588	100.0
Cost of sales	32,215	35.2	34,043	39.8
Gross profit	59,238	64.8	51,545	60.2
Operating expenses:
Selling expenses	3,808	4.2	1,228	1.4
General and administrative expenses	15,257	16.7	11,328	13.2
Research and development expenses	1,357	1.5	1,095	1.3
Total operating expenses	20,422	22.4	13,651	15.9
Income from operations	38,816	42.4	37,894	44.3
Other income (expenses):
Equity in income (loss) of an equity method investee	912	1.0	(216)	(0.3)
Interest expense	(63)	(0.1)	(89)	(0.1)
Interest income	1,624	1.8	1,751	2.0
Total other income, net	2,473	2.7	1,446	1.6
Income before income tax expense	41,289	45.1	39,340	45.9
Income tax expense	6,951	7.6	6,607	7.7
Net income	34,338	37.5	32,733	38.2
Less: Net income attributable to noncontrolling interest	4,346	4.7	6,536	7.6
Net income attributable to our company	29,992	32.8	26,197	30.6
Earnings per share of common stock
Basic	1.07		0.96
Diluted	1.06		0.94

Sales

Our sales increased by $5.9 million, or 6.9%, to $91.5 million for the three months ended March 31, 2017, compared to $85.6 million for the same period in 2016. In RMB terms, our total sales increased by 12.7% for the three months ended March 31, 2017 as compared to the same period in 2016. The increase in sales for the three months ended March 31, 2017 was primarily attributable to the sales volume increase in human albumin products and placenta polypeptide products.

The following table summarizes the breakdown of sales by major types of product:

	For the Three Months Ended March 31,				Change
	2017		2016
	Amount	%	Amount	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human albumin	36.9	40.3	32.6	38.1	4.3	13.2
Immunoglobulin products:
IVIG	31.8	34.8	34.2	39.9	(2.4)	(7.0)
Other immunoglobulin products	8.3	9.1	8.9	10.4	(0.6)	(6.7)
Placenta polypeptide	10.2	11.1	5.7	6.7	4.5	78.9
Others	4.3	4.7	4.2	4.9	0.1	2.4
Totals	91.5	100.0	85.6	100.0	5.9	6.9

During the three months ended March 31, 2017 as compared to the three months ended March 31, 2016:

•	the average price for our approved human albumin products, which accounted for 40.3% of our total sales for the three months ended March 31, 2017, decreased by 1.2% and 6.3% in RMB term and in USD term, respectively, mainly due to lower sales proportion from the higher-unit-price dosages; and

•	the average price for our approved IVIG products, which accounted for 34.8% of our total sales for the three months ended March 31, 2017, increased by 3.2% in RMB term and decreased by 2.1% in USD term mainly due to an increase in price to the company’s major distributors; and

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

The sales volume of human albumin products increased by 20.6% for the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to enhanced production and sales volume at Guizhou Taibang as a result of increased plasma supply volume. The sales volume of IVIG products decreased by 5% for the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to a high comparison base in the first quarter of 2016 when we sold the IVIG products processed from the approximately 143 tonnes of source plasma and plasma pastes outsourced from Xinjiang Deyuan in 2015.

Revenue from hyper-immune products, which were included in other immunoglobulin products, decreased by 6.7% in USD term for the three months ended March 31, 2017 as compared to the same period in 2016.

Revenue from placenta polypeptide products increased by 89.3% and 78.9% in RMB term and USD term, respectively, reaching 11.1% of total sales, for the three months ended March 31, 2017 as compared to the same period in 2016, attributable to higher-than-normal product sales volume in the first quarter possibly in anticipation of the nationwide implementation of a two-invoice policy system which will potentially result in higher billing price for distributors in the future.

Revenue from other plasma products including human coagulation factor VIII and human prothrombin complex concentrate increased by 8.2% and 2.4% in RMB term and USD term, respectively, for the three months ended March 31, 2017 as compared to the same period in 2016, representing at 4.7% of total sales for the three months period ended March 31, 2017.

Cost of sales and gross profit

	For the Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	32.3	34.1	(1.8)	(5.3)
as a percentage of total sales	35.2%	39.8%		(4.6)
Gross Profit	59.2	51.5	7.7	15.0
Gross Margin	64.8%	60.2%		4.6

Our cost of sales was $32.3 million, or 35.2% of our sales for the three months ended March 31, 2017, as compared to $34.1 million, or 39.8% of our sales for the same period in 2016. Our gross profit was $59.2 million and $51.5 million for the three months ended March 31, 2017 and 2016, respectively, representing gross margins of 64.8% and 60.2%, respectively.

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

The decrease in cost of sales as a percentage of sales for the three months ended March 31, 2017 as compared to the same period in 2016 was mainly due to the lower sales proportion of the high-cost outsourced raw plasma, as well as greater sales proportion of the higher-margin placenta polypeptide products.

Operating expenses

	For the Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	20.4	13.6	6.8	50.0
as a percentage of total sales	22.4%	15.9%		6.5

Our total operating expenses increased by $6.8 million, or 50.0%, to $20.4 million for the three months ended March 31, 2017, from $13.6 million for the same period in 2016. As a percentage of sales, total operating expenses increased by 6.5% to 22.4% for the three months ended March 31, 2017, from 15.9% for the same period in 2016. The increase of the total operating expenses was mainly due to the increase of the selling expenses and general and administrative expenses as discussed below.

Selling expenses

	For the Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	3.8	1.2	2.6	216.7
as a percentage of total sales	4.2%	1.4%		2.8

Our selling expenses increased by $2.6 million, or 216.7%, to $3.8 million for the three months ended March 31, 2017, from $1.2 million for the same period in 2016. As a percentage of sales, our selling expenses increased by 2.8% to 4.2% for the three months ended March 31, 2017, from 1.4% for the same period in 2016 primarily due to higher marketing and promotion costs related to certain hyper-immune products and placenta polypeptide products.

General and administrative expenses

	For the Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	15.2	11.3	3.9	34.5
as a percentage of total sales	16.7%	13.2%		3.5

Our general and administrative expenses increased by $3.9 million, or 34.5%, to $15.2 million for the three months ended March 31, 2017, from $11.3 million for the same period in 2016. General and administrative expenses as a percentage of sales increased by 3.5% to 16.7% for the three months ended March 31, 2017, from 13.2% for the same period in 2016. The increase in general and administrative expenses was mainly due to the increase of share-based compensation expenses totaling $3.5 million.

Research and development expenses

	For the Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	1.4	1.1	0.3	27.3
as a percentage of total sales	1.5%	1.3%		0.2

Our research and development expenses increased by $0.3 million, or 27.3%, to $1.4 million for the three months ended March 31, 2017, from $1.1 million for the same period in 2016.

Income tax

	For the Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax	7.0	6.6	0.4	6.1
as a percentage of total sales	7.6%	7.7%		(0.1)

Our provision for income taxes increased by $0.4 million, or 6.1%, to $7.0 million for the three months ended March 31, 2017, from $6.6 million for the same period in 2016. Our effective income tax rate was 16.8% for the three months ended March 31, 2017 and 2016, respectively. The difference between the effective income tax rates and statutory income tax rate of 25% for the three months ended March 31, 2017 and 2016 was primarily due to preferential tax rate of 15% applicable to both Guizhou Taibang and Shandong Taibang in 2017 and 2016, which was partially offset by valuation allowances against the deferred tax assets of China Biologic in the U.S. relating to operating losses.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, supplemented by bank borrowings and equity contributions by our stockholders. As of March 31, 2017, we had $197.4 million in cash and cash equivalents, primarily consisting of demand deposits.

The following table provides the summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
	(U.S. dollars in millions)
Net cash provided by operating activities	13.1	24.2
Net cash used in investing activities	(9.1)	(19.9)
Net cash provided by financing activities	8.8	29.8
Effects of exchange rate change on cash	0.8	1.1
Net increase in cash and cash equivalents	13.6	35.2
Cash and cash equivalents at beginning of the period	183.8	144.9
Cash and cash equivalents at end of the period	197.4	180.1

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2017 was $13.1 million, as compared to $24.2 million for the same period in 2016. The decrease in net cash provided by operating activities was primarily due to the increases in accounts receivable and inventories.

Accounts receivable

Accounts receivable increased by $17.6 million during the first quarter of 2017, as compared to $5.3 million in the same quarter of 2016. The accounts receivable turnover days for plasma products increased to 46 days during the first quarter of 2017 from 33 days in the same quarter of 2016. The increased turnover days are combined results of higher percentage of direct sales and higher concentration on large hospital customers and distributor customers that typically request longer credit terms.

Inventories

Inventories increased by $9.1 million in the first quarter of 2017, mainly comprising of outsourced and our own collected raw material plasma increase. This increase was higher than the inventory increase of $3.9 million in the same quarter of 2016, mainly because we had to stockpile sufficient inventories as a preparation for the planned temporary production suspension at our Shandong facility.

Investing Activities

Our use of cash for investing activities is primarily for the acquisition of property, plant and equipment and long-term loan to a third party.

Net cash used in investing activities for the three months ended March 31, 2017 was $9.1 million, as compared to $19.9 million for the same period in 2016. During the three months ended March 31, 2017 and 2016, we paid $9.1 million and $14.6 million, respectively, for the acquisition of property, plant and equipment and land use rights for Shandong Taibang and Guizhou Taibang. In addition, during the three months ended March 31, 2016, we granted a loan of $6.3 million to Xinjiang Deyuan pursuant to a cooperation agreement we entered into with Xinjiang Deyuan in August 2015.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $8.8 million, as compared to net cash provided by financing activities of $29.8 million for the same period in 2016. The net cash provided by financing activities in the first quarter of 2017 mainly consisted of $8.7 million short-term loan. The net cash provided by financing activities for the three months ended March 31, 2016 mainly consisted of the maturity of a $37.8 million time deposit as a security for a 24-month loan which was fully repaid in June 2015, partially offset by dividend of $7.9 million paid to the noncontrolling shareholder by Shandong Taibang.

Management believes that our company has sufficient cash on hand and will continue to have positive cash inflow for its operations from the sale of its products in the PRC market.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of March 31, 2017:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
	(U.S. dollars in millions)
Operating lease commitment	0.9	0.4	0.4	-	0.1
Purchase commitment	34.9	23.7	11.2	-	-
Capital commitment	22.8	20.5	2.3	-	-
Total	58.6	44.6	13.9	-	0.1

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

Foreign Exchange Risk

All of our revenues and costs of sales and majority of expenses are denominated in RMB. All of our assets are denominated in RMB, except certain cash balances. However, our reporting currency is U.S. dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against the U.S. dollars, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in other comprehensive income, a component of stockholders’ equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

RMB is currently freely convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment. In addition, beginning in July 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of major foreign currencies. Under the managed floating exchange rate regime, RMB is no longer pegged to U.S. dollars. The People’s Bank of China announces the closing prices of foreign currencies such as U.S. dollars traded against RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and makes such prices the central parity for trading against RMB on the following business day. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against U.S. dollars in the inter-bank spot foreign exchange market from 0.3% to 0.5%. On June 19, 2010, the People’s Bank of China announced that it would proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of major foreign currencies. On April 16, 2012, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against U.S. dollars in the inter-bank spot foreign exchange market from 0.5% to 1.0%. On March 17, 2014, the People’s Bank of China announced a policy to further expand the maximum daily floating range of RMB trading prices against U.S. dollars in the inter-bank spot foreign exchange market to 2.0%. In the long term, RMB may appreciate or depreciate more significantly in value against U.S. dollars or other foreign currencies, depending on the market supply and demand with reference to a basket of major foreign currencies. On August 10, 2015, the People’s Bank of China announced that it had changed the calculation method for RMB’s daily central parity exchange rate against U.S. dollars, which resulted in an approximately 2.0% depreciation of RMB on that day. RMB continued to experience an approximately 9% depreciation against U.S. dollars throughout the remainder of 2015 and up to the date of this report.

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States, Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong, or China Deposit Insurance Scheme insured limits for the banks located in the PRC. Total cash at banks and time deposits as of March 31, 2017 and December 31, 2016 amounted to $196.6 million and $183.1 million, respectively, $2.5 million and $2.7 million of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash at banks and deposits.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 40.3% and 34.8% of the total sales for the three months ended March 31, 2017, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. David (Xiaoying) Gao and our Chief Financial Officer, Mr. Ming Yang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2017. Based on that evaluation, Mr. Gao and Mr. Yang concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2010, the trial court denied such individual investor’s right as shareholder of Guizhou Taibang and his entitlement to share the dividends, which ruling was reaffirmed after a re-trial by the same trial court in December 2012. After such ruling, Guizhou Taibang attempted to return the originally received fund of RMB34.2 million (approximately $5.0 million) to such investor by wiring the fund back to his bank account but was unable to do so due to the closure of his bank account. Another investor, however, accepted the returned fund of RMB11.2 million (approximately $1.6 million) from Guizhou Taibang in November 2010. In 2013, the same individual investor appealed the case to the PRC Supreme Court, which also denied his claims for shareholder status in Guizhou Taibang and the related dividend distribution and accrued interest in September 2013. Such investor subsequently attempted to seek a re-trial by the PRC Supreme Court, which request was denied by the PRC Supreme Court in January 2014. He then applied to the PRC Supreme Procuratorate to request for a review of the PRC Supreme Court’s decision and seek an appeal by the PRC Supreme Procuratorate to the PRC Supreme Court for an ultimate re-trial on his behalf. In July 2015, the PRC Supreme Procuratorate rejected his request for review.

As of March 31 2017, Guizhou Taibang had maintained, on its balance sheet, payables to the investor of RMB34.2 million (approximately $5.0 million) as originally received funds from such individual investor in respect of the shares in dispute, RMB21.0 million (approximately $3.0 million) for the interest expenses, and RMB0.3 million (approximately $0.1 million) for the 1% penalty imposed by the Equity Purchase Agreement for any breach in the event that Guizhou Taibang is required to return the original investment amount to such investor.

ITEM 1A. RISK FACTORS.

As of the date of this filing, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed on February 23, 2017. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in the above-referenced Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended March 31, 2017 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during this period. No repurchases of our common stock were made during the three months ended March 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2017	CHINA BIOLOGIC PRODUCTS, INC.

	By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ming Yang
Ming Yang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between China Biologic Products, Inc. and China Biologic Products Holdings, Inc. dated April 28, 2017 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on April 28, 2017)
3.1	Second Amended and Restated Certificate of Incorporation of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed by the Company on August 5, 2014).
3.2	Third Amended and Restated Bylaws of China Biologic Products, Inc. (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed by the Company on August 5, 2014).
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data filed pursuant to Rule 405 of Regulation S-T

