Form 10-Q
period 2017-06-30
China Biologic Products Holdings, Inc.
filed 2017-08-02
CIK 1369868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-34566

CHINA BIOLOGIC PRODUCTS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Cayman	75-2308816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18th Floor, Jialong International Building

19 Chaoyang Park Road
Chaoyang District, Beijing 100125
People’s Republic of China

(Address of principal executive offices, Zip Code)

(+86) 10-6598-3111

(Registrant’s telephone number, including area code)

_____________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of ordinary share, as of August 2, 2017 is as follows:

Class of Securities	Shares Outstanding
Ordinary Share*, $0.0001 par value	27,238,357

*Explanatory Note

This quarterly report on Form 10-Q is being filed by China Biologic Products Holdings, Inc., an exempted company incorporated under the laws of the Cayman Islands (the “Successor”), as successor issuer to China Biologic Products, Inc., a Delaware corporation (the “Predecessor”), with respect to the Predecessor’s reporting obligation for its fiscal quarter ended June 30, 2017. The Successor succeeded to the interests of the Predecessor following a redomicile merger pursuant to an agreement and plan of merger dated as of April 28, 2017 (the “Merger Agreement”) between the Successor and the Predecessor. On July 21, 2017, pursuant to the Merger Agreement, the Predecessor merged with and into the Successor, with the Successor surviving the merger and each issued and outstanding shares of the Predecessor’s common stock being converted into the right to receive one ordinary share of the Successor.

Quarterly Report on Form 10-Q

Three Months Ended June 30, 2017

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2017	December 31, 2016
		USD	USD
ASSETS
Current Assets
Cash and cash equivalents		223,243,489	183,765,533
Accounts receivable, net of allowance for doubtful accounts	2	61,146,341	33,918,796
Inventories	3	183,258,799	156,412,674
Prepayments and other current assets, net of allowance for doubtful accounts		17,644,030	15,320,913
Total Current Assets		485,292,659	389,417,916

Property, plant and equipment, net	4	145,410,658	132,091,923
Land use rights, net		24,180,767	23,389,384
Equity method investment		12,780,120	10,614,755
Loan receivable	5	44,283,000	43,245,000
Other non-current assets		6,256,555	6,198,531
Total Assets		718,203,759	604,957,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term bank loans	6	14,465,780	-
Accounts payable		6,340,255	6,158,601
Income tax payable		8,191,264	7,484,366
Other payables and accrued expenses	7	64,096,628	59,798,145
Total Current Liabilities		93,093,927	73,441,112

Deferred income		3,599,654	3,755,648
Other liabilities		6,586,692	6,623,926
Total Liabilities		103,280,273	83,820,686

Stockholders’ Equity
Common stock: par value $0.0001; 100,000,000 shares authorized; 29,493,061 and 29,427,609 shares issued at June 30, 2017 and December 31, 2016, respectively; 27,238,357 and 27,172,905 shares outstanding at June 30, 2017 and December 31, 2016, respectively		2,949	2,943
Additional paid-in capital		122,167,032	105,459,610
Treasury stock: 2,254,704 shares at June 30, 2017 and December 31, 2016, at cost		(56,425,094)	(56,425,094)
Retained earnings		499,505,734	438,483,401
Accumulated other comprehensive loss		(13,264,788)	(25,320,271)
Total equity attributable to China Biologic Products, Inc.		551,985,833	462,200,589

Noncontrolling interest		62,937,653	58,936,234

Total Stockholders’ Equity		614,923,486	521,136,823

Commitments and contingencies	12	-	-

Total Liabilities and Stockholders’ Equity		718,203,759	604,957,509

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the Three Months Ended		For the Six Months Ended
	Note	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
		USD	USD	USD	USD
Sales	11	89,277,897	91,421,155	180,731,009	177,008,866
Cost of sales		30,110,272	31,482,146	62,325,745	65,525,581
Gross profit		59,167,625	59,939,009	118,405,264	111,483,285

Operating expenses
Selling expenses		3,577,599	3,026,457	7,385,151	4,254,127
General and administrative expenses		14,264,476	12,573,683	29,521,242	23,901,696
Research and development expenses		1,924,671	1,303,815	3,282,034	2,398,538
Income from operations		39,400,879	43,035,054	78,216,837	80,928,924

Other income (expenses)
Equity in income of an equity method investee		972,359	259,850	1,884,102	43,535
Interest expense		(286,358)	(88,528)	(348,868)	(177,078)
Interest income		1,617,054	1,292,069	3,240,893	3,043,209
Total other income, net		2,303,055	1,463,391	4,776,127	2,909,666

Income before income tax expense		41,703,934	44,498,445	82,992,964	83,838,590

Income tax expense	8	6,867,434	7,006,764	13,817,973	13,613,867

Net income		34,836,500	37,491,681	69,174,991	70,224,723

Less: Net income attributable to noncontrolling interest		3,806,016	6,738,646	8,152,658	13,274,433

Net income attributable to China Biologic Products, Inc.		31,030,484	30,753,035	61,022,333	56,950,290

Earnings per share of common stock:	13
Basic		1.10	1.12	2.17	2.08
Diluted		1.09	1.10	2.15	2.05
Weighted average shares used in computation:	13
Basic		27,213,984	26,698,996	27,199,011	26,642,461
Diluted		27,478,935	27,152,560	27,472,301	27,145,470

Net income		34,836,500	37,491,681	69,174,991	70,224,723

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes		10,692,318	(13,267,360)	13,413,286	(10,697,608)

Comprehensive income		45,528,818	24,224,321	82,588,277	59,527,115

Less: Comprehensive income attributable to noncontrolling interest		4,859,899	4,468,767	9,510,461	11,447,450

Comprehensive income attributable to China Biologic Products, Inc.		40,668,919	19,755,554	73,077,816	48,079,665

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,	June 30,
	2017	2016
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	69,174,991	70,224,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,043,854	4,590,028
Amortization	683,276	438,916
Loss on sale of property, plant and equipment	119,557	115,075
Allowance for doubtful accounts - accounts receivable, net	23,783	6,604
Allowance for doubtful accounts - other non-current assets	-	1,225,200
Write-down of obsolete inventories	-	61,497
Deferred tax benefit	(166,369)	(1,584,958)
Share-based compensation	16,201,189	9,307,099
Equity in income of an equity method investee	(1,884,102)	(43,535)
Change in operating assets and liabilities:
Accounts receivable	(26,068,071)	(13,856,209)
Inventories	(22,769,252)	(12,522,807)
Prepayments and other current assets	(1,862,700)	2,433,998
Accounts payable	33,359	(3,001,361)
Income tax payable	519,895	4,339,536
Other payables and accrued expenses	(2,910,237)	(4,465,594)
Deferred income	(242,713)	(255,394)
Net cash provided by operating activities	36,896,460	57,012,818

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for property, plant and equipment	(15,975,643)	(25,222,545)
Payment for intangible assets and land use rights	(667,068)	(1,351,789)
Refund of deposits related to land use right	-	6,461,924
Proceeds from sale of property, plant and equipment	24,674	100,424
Long-term loan lent to a third party	-	(6,331,518)
Net cash used in investing activities	(16,618,037)	(26,343,504)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Six Months Ended
	June 30,	June 30,
	2017	2016
	USD	USD
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercised	506,239	2,364,952
Proceeds from short-term bank loans	23,009,280	-
Repayment of short-term bank loan	(8,715,000)	-
Maturity of deposit as security for bank loans	-	37,756,405
Dividend paid by subsidiaries to noncontrolling interest shareholders	-	(7,921,952)
Net cash provided by financing activities	14,800,519	32,199,405

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	4,399,014	(3,772,623)

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,477,956	59,096,096

Cash and cash equivalents at beginning of period	183,765,533	144,937,893

Cash and cash equivalents at end of period	223,243,489	204,033,989

Supplemental cash flow information
Cash paid for income taxes	13,621,188	10,841,209
Noncash investing and financing activities:
Acquisition of property, plant and equipment included in payables	4,202,934	9,312,476

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CHINA BIOLOGIC PRODUCTS INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016, have been made.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, the allowances for doubtful accounts, the fair value determinations of stock compensation awards, the realizability of deferred tax assets and inventories, the recoverability of intangible assets, land use rights, property, plant and equipment, equity method investment and loan receivable, and accruals for income tax uncertainties and other contingencies.

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

Total cash at banks and deposits as of June 30, 2017 and December 31, 2016 amounted to $222,475,614 and $183,078,440, respectively, of which $2,434,242 and $2,744,704 are insured, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts.

As of June 30, 2017 and December 31, 2016, the Company maintained cash and cash equivalents at banks in the following locations:

	June 30, 2017	December 31, 2016
	USD	USD
PRC, excluding Hong Kong	212,009,195	171,539,309
U.S.	10,466,419	11,539,131
Total	222,475,614	183,078,440

The Company’s two major products are human albumin and human immunoglobulin for intravenous injection (“IVIG”). Human albumin accounted for 36.3% and 41.2% of the total sales for the three months ended June 30, 2017 and 2016, respectively, and 38.3% and 39.7% of the total sales for the six months ended June 30, 2017 and 2016, respectively. IVIG accounted for 33.3% and 33.6% of the total sales for the three months ended June 30, 2017 and 2016, respectively, and 34.0% and 36.6% of the total sales for the six months ended June 30, 2017 and 2016, respectively. If the market demands for human albumin and IVIG cannot be sustained in the future or the price of human albumin and IVIG decreases, the Company’s operating results could be adversely affected.

Substantially all of the Company’s customers are located in the PRC. There were no customers that individually comprised 10% or more of the total sales during the three and six months ended June 30, 2017 and 2016. No individual customer represented 10% or more of accounts receivables as at June 30, 2017 and December 31, 2016, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

There was one supplier, namely, Xinjiang Deyuan Bioengineering Co., Ltd. (“Xinjiang Deyuan”), that comprised 10% or more of the total purchases for the three and six months ended June 30, 2017 and 2016. Chongqing Sanda Great Exploit Pharmaceutical Co, Ltd. represented more than 10% of accounts payables as at June 30, 2017 and December 31, 2016.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	USD	USD
Accounts receivable	61,716,363	34,452,392
Less: Allowance for doubtful accounts	(570,022)	(533,596)
Total	61,146,341	33,918,796

The activity in the allowance for doubtful accounts-accounts receivable for the six months ended June 30, 2017 and 2016 are as follows:

	For the Six Months Ended
	June 30, 2017	June 30, 2016
	USD	USD
Beginning balance	533,596	443,624
Provisions	23,783	6,604
Foreign currency translation adjustment	12,643	(9,320)
Ending balance	570,022	440,908

NOTE 3 – INVENTORIES

Inventories at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	USD	USD
Raw materials	97,602,529	80,781,903
Work-in-process	33,790,504	24,994,839
Finished goods	51,865,766	50,635,932
Total	183,258,799	156,412,674

Provisions to write-down the carrying amount of obsolete inventory to its estimated net realizable value amounted to nil and $1,937 during the three months ended June 30, 2017 and 2016, respectively, and provisions of nil and $61,497 was recorded during the six months ended June 30, 2017 and 2016, respectively, which were recorded as cost of sales in the unaudited condensed consolidated statements of comprehensive income.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	USD	USD
Buildings	36,815,470	34,131,032
Machinery and equipment	56,603,923	52,467,764
Furniture, fixtures, office equipment and vehicles	8,400,694	7,843,567
Total property, plant and equipment, gross	101,820,087	94,442,363
Accumulated depreciation	(46,159,164)	(39,315,011)
Total property, plant and equipment, net	55,660,923	55,127,352
Construction in progress	80,953,387	61,825,470
Prepayment for property, plant and equipment	8,796,348	15,139,101
Property, plant and equipment, net	145,410,658	132,091,923

Depreciation expense for the three months ended June 30, 2017 and 2016 was $2,991,721 and $2,322,405, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $6,043,854 and $4,590,028, respectively. No interest expenses were capitalized into construction in progress for the three and six months ended June 30, 2017 and 2016.

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

Interest income of $624,306 and $694,839 was recognized and received by Guizhou Taibang for the three months ended June 30, 2017 and 2016, respectively, and interest income of $1,232,486 and $1,347,145 was recognized and received by Guizhou Taibang for the six months ended June 30, 2017 and 2016, respectively.

NOTE 6 – SHORT-TERM BANK LOANS

In March 2017, the Company obtained a one-year unsecured loan of RMB60,000,000 (approximately $8,715,000) from Bank of China (Taishan Branch) at an interest rate of 4.5675% per annum. The loan is due on March 21, 2018 and interest will be paid on the 21th day of each month. In May 2017, the Company repaid the loan before maturity date.

In April 2017, the Company obtained a one-year unsecured loan of RMB98,000,000 (approximately $14,465,780) from China Everbright Bank at an interest rate of 4.35% per annum. The loan is due on March 31, 2018 and interest will be paid on the 20th day of each month.

NOTE 7–OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	USD	USD
Payables to a potential investor (1)	8,250,391	7,941,013
Salaries and bonuses payable	14,261,633	16,740,846
Accruals for sales commission and promotion fee	7,089,649	4,391,160
Dividends payable to noncontrolling interest(2)	13,741,901	7,952,467
Payables for construction in progress	5,771,753	5,364,441
Other tax payables	3,081,560	1,918,248
Advance from customers	1,675,967	3,976,832
Deposits received	5,149,605	4,640,244
Others	5,074,169	6,872,894
Total	64,096,628	59,798,145

(1)	The payables to a potential investor comprises deposits received from a potential investor of $5,042,358 and $4,924,164 as of June 30, 2017 and December 31, 2016, respectively, and related interest plus penalty on these deposits totaling $3,208,033 and $3,016,849 as of June 30, 2017 and December 31, 2016, respectively.

(2)	On March 2, 2017, Shandong Taibang declared a cash dividend distribution amounting RMB220,000,000 (approximately $31,955,000), of which RMB37,928,000 (approximately $5,509,042) represented the dividends payable to a noncontrolling interest shareholder.

NOTE 8 – INCOME TAX

The Company’s effective income tax rates were 17% and 16% for the three months ended June 30, 2017 and 2016, respectively. The Company’s effective income tax rates were 17% and 16% for the six months ended June 30, 2017 and 2016, respectively.

The difference between the effective income tax rates and statutory income tax rate of 25% for the three and six months ended June 30, 2017 and 2016 was primarily due to preferential tax rate of 15% applicable to both Guizhou Taibang and Shandong Taibang in 2017 and 2016, which was partially offset by valuation allowances against the deferred tax assets of China Biologic in the U.S. relating to operating losses.

As of and for the three and six months ended June 30, 2017, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits to change significantly within the next 12 months.

NOTE 9 – OPTIONS AND NONVESTED SHARES

Options

A summary of stock options activity for the six months ended June 30, 2017 is as follow:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
		USD		USD
Outstanding as of December 31, 2016	314,491	10.32	3.84	30,568,083
Granted	-
Exercised	(46,880)	10.80		(4,672,851)
Forfeited and expired	-
Outstanding as of June 30, 2017	267,611	10.24	3.21	27,527,053

Vested as of June 30, 2017	267,611	10.24	3.21	27,527,053
Exercisable as of June 30, 2017	267,611	10.24	3.21	27,527,053

For the three months ended June 30, 2017 and 2016, the Company recorded stock compensation expense with respect to stock options of nil and $243,578, respectively, in general and administrative expenses. For the six months ended June 30, 2017 and 2016, the Company recorded stock compensation expense with respect to stock options of nil and $487,156, respectively, in general and administrative expenses.

Nonvested shares

A summary of nonvested shares activity for the six months ended June 30, 2017 is as follows:

	Number of nonvested shares	Grant date weighted average fair value
		USD
Outstanding at December 31, 2016	912,650	104.51
Granted	25,800	98.20
Vested	(18,572)	79.48
Forfeited	-	-
Outstanding at June 30, 2017	919,878	104.84

For the three months ended June 30, 2017 and 2016, the Company recorded stock compensation expense with respect to nonvested shares of $8,129,124 and $4,494,126, respectively, in general and administrative expenses. For the six months ended June 30, 2017 and 2016, the Company recorded stock compensation expense with respect to nonvested shares of $16,201,189 and $8,819,943, respectively, in general and administrative expenses.

At June 30, 2017, approximately $67,999,368 of stock compensation expense with respect to nonvested shares is expected to be recognized over weighted average period of approximately 2.52 years.

NOTE 10 – FAIR VALUE MEASUREMENTS

Management used the following methods and assumptions to estimate the fair value of financial instruments at the relevant balance sheet dates:

•Short-term financial instruments (including cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term bank loans and other payables and accrued expenses) – The carrying amounts of the short-term financial instruments approximate their fair values because of the short maturity of these instruments.

•Loan receivable – The carrying amounts of loan receivable approximate their fair value. The fair value is estimated using discounted cash flow analysis based on the borrowing rates for similar borrowing.

NOTE 11 – SALES

The Company’s sales by products for the three months ended June 30, 2017 and 2016 are as follows:

	For the Three Months Ended
	June 30, 2017	June 30, 2016
	USD	USD
Human Albumin	32,375,022	37,707,805
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	29,663,496	30,673,660
Other Immunoglobulin products	12,709,939	8,205,752
Placenta Polypeptide	9,225,786	10,890,493
Others	5,303,654	3,943,445
Total	89,277,897	91,421,155

The Company’s sales by products for the six months ended June 30, 2017 and 2016 are as follows:

	For the Six Months Ended
	June 30, 2017	June 30, 2016
	USD	USD
Human Albumin	69,233,313	70,336,659
Immunoglobulin products:
Human Immunoglobulin for Intravenous Injection	61,416,482	64,831,422
Other Immunoglobulin products	21,003,606	17,106,067
Placenta Polypeptide	19,472,755	16,598,897
Others	9,604,853	8,135,821
Total	180,731,009	177,008,866

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2017, commitments outstanding for operating lease approximated $0.8 million.

As of June 30, 2017, commitments outstanding for the purchase of property, plant and equipment approximated $23.0 million.

As of June 30, 2017, commitments outstanding for the purchase of plasma from July 1, 2017 to 2018 approximated $25.1 million.

NOTE 13 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	For the Three Months Ended
	June 30, 2017	June 30, 2016
	USD	USD

Net income attributable to China Biologic Products, Inc.	31,030,484	30,753,035
Earnings allocated to participating nonvested shares	(1,026,685)	(775,050)
Net income used in basic/diluted earnings per common stock	30,003,799	29,977,985

Weighted average shares used in computing basic earnings per common stock	27,213,984	26,698,996
Dilutive effect of outstanding stock options	264,951	453,564
Weighted average shares used in computing diluted earnings per common stock	27,478,935	27,152,560

Basic earnings per common stock	1.10	1.12
Diluted earnings per common stock	1.09	1.10

During the three months ended June 30, 2017 and 2016, no potential ordinary shares outstanding were excluded from the calculation of diluted earnings per common stock.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	For the Six Months Ended
	June 30, 2017	June 30, 2016
	USD	USD

Net income attributable to China Biologic Products, Inc.	61,022,333	56,950,290
Earnings allocated to participating nonvested shares	(2,009,186)	(1,422,528)
Net income used in basic/diluted earnings per common stock	59,013,147	55,527,762

Weighted average shares used in computing basic earnings per common stock	27,199,011	26,642,461
Dilutive effect of outstanding stock options	273,290	503,009
Weighted average shares used in computing diluted earnings per common stock	27,472,301	27,145,470

Basic earnings per common stock	2.17	2.08
Diluted earnings per common stock	2.15	2.05

During the six months ended June 30, 2017 and 2016, no potential ordinary shares outstanding were excluded from the calculation of diluted earnings per common stock.

NOTE 14 - SUBSEQUENT EVENT

On July 21, 2017, China Biologic Products Holdings, Inc. (the “Successor”) succeeded to the interests of China Biologic Products, Inc. (the “Predecessor”) following a redomicile merger pursuant to an agreement and plan of merger dated as of April 28, 2017 (the “Merger Agreement”) between the Successor and the Predecessor. Pursuant to the Merger Agreement, the Predecessor merged with and into the Successor, with the Successor surviving the merger and each issued and outstanding shares of Predecessor's common stock being converted into the right to receive one ordinary share of the Successor.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“China Biologic,” “we,” “us,” the “Company” or “our” are (i) before July 21, 2017, to China Biologic Products, Inc., a Delaware corporation, and (ii) after July 21, 2017, to China Biologic Products Holdings, Inc., an exempted company incorporated under the laws of the Cayman Islands, and, in each case, unless the context requires otherwise, the applicable company’s direct and indirect subsidiaries;
•	“China” or “PRC” are to the People’s Republic of China, excluding, for the purposes of this report only, Taiwan and the special administrative regions of Hong Kong and Macau;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“Guizhou Taibang” are to Guizhou Taibang Biological Products Co., Ltd., a PRC company indirectly wholly owned by us;
•	“Huitian” are to Xi’an Huitian Blood Products Co., Ltd., a PRC company in which we hold an indirect minority equity interest;
•	“RMB” are to the legal currency of China;
•	“SEC” are to the Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Shandong Taibang” are to Shandong Taibang Biological Products Co. Ltd., a PRC company indirectly majority owned by us; and
•	“U.S. dollars,” “USD” and “$” are to the legal currency of the United States of America.

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

We have a strong product portfolio with over 20 different dosage forms of plasma products and other biopharmaceutical products across nine categories. All of our products are prescription medicines administered in the form of injections. Our principal products are human albumin and immunoglobulin for intravenous injection, or IVIG. Albumin has been used for almost 50 years to treat critically ill patients by assisting the maintenance of adequate blood volume and pressure. IVIG is used for certain disease prevention and treatment by enhancing specific immunity. These products use human plasma as their principal raw material. Sales of human albumin products represented approximately 36.3% and 41.2% of our total sales for the three months ended June 30, 2017 and 2016, respectively, and 38.3% and 39.7% of our total sales for the six months ended June 30, 2017 and 2016, respectively. Sales of IVIG products represented approximately 33.3% and 33.6% of our total sales for the three months ended June 30, 2017 and 2016, respectively, and 34.0% and 36.6% of our total sales for the six months ended June 30, 2017 and 2016, respectively.

Our sales model focuses on direct sales to hospitals and inoculation centers and is complemented by distributor sales. For the three months ended June 30, 2017 and 2016, our top five customers accounted for approximately 16.4% and 16.7%, respectively, of our total sales. For the six months ended June 30, 2017 and 2016, our top five customers accounted for approximately 18.0% and 16.4%, respectively, of our total sales.

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

Recent Developments

Completion of Redomicile Merger

On July 21, 2017, China Biologic Products Holdings, Inc. (the “Successor”) succeeded to the interests of China Biologic Products, Inc. (the “Predecessor”) following a redomicile merger pursuant to an agreement and plan of merger dated as of April 28, 2017 (the “Merger Agreement”) between the Successor and the Predecessor. Pursuant to the Merger Agreement, the Predecessor merged with and into the Successor, with the Successor surviving the merger and each issued and outstanding shares of Predecessor’s common stock being converted into the right to receive one ordinary share of the Successor.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the three months ended June 30, 2017:

•	Sales: Sales decreased by $2.1 million, or 2.3%, to $89.3 million for the three months ended June 30, 2017, from $91.4 million for the same period in 2016.

•	Gross profit: Gross profit decreased by $0.7 million, or 1.2%, to $59.2 million for the three months ended June 30, 2017, from $59.9 million for the same period in 2016.

•	Income from operations: Income from operations decreased by $3.6 million, or 8.4%, to $39.4 million for the three months ended June 30, 2017, from $43.0 million for the same period in 2016.

•	Net income attributable to our company: Net income increased by $0.2 million, or 0.6%, to $31.0 million for the three months ended June 30, 2017, from $30.8 million for the same period in 2016.

•	Diluted earnings per share: Diluted earnings per share was $1.09 for the three months ended June 30, 2017, as compared to $1.10 for the same period in 2016.

Results of Operations

Comparison of Three Months Ended June 30, 2017 and June 30, 2016

The following table sets forth key components of our results of operations in thousands of U.S. dollars for the periods indicated.

	For the Three Months Ended June 30,
	2017		2016
	Amount	% of Total Sales	Amount	% of Total Sales
	(U.S. dollars in thousands, except percentage and per share data)
Sales	89,278	100.0	91,421	100.0
Cost of sales	30,110	33.7	31,482	34.4
Gross profit	59,168	66.3	59,939	65.6
Operating expenses:
Selling expenses	3,578	4.0	3,026	3.3
General and administrative expenses	14,264	16.0	12,574	13.8
Research and development expenses	1,925	2.2	1,304	1.4
Total operating expenses	19,767	22.2	16,904	18.5
Income from operations	39,401	44.1	43,035	47.1
Other income (expenses):
Equity in income of an equity method investee	972	1.1	260	0.3
Interest expense	(286)	(0.3)	(89)	(0.1)
Interest income	1,617	1.8	1,292	1.4
Total other income, net	2,303	2.6	1,463	1.6
Income before income tax expense	41,704	46.7	44,498	48.7
Income tax expense	6,867	7.7	7,007	7.7
Net income	34,837	39.0	37,491	41.0
Less: Net income attributable to noncontrolling interest	3,806	4.2	6,738	7.4
Net income attributable to our company	31,031	34.8	30,753	33.6
Earnings per share of common stock
Basic	1.10		1.12
Diluted	1.09		1.10

Sales

Our sales decreased by $2.1 million, or 2.3%, to $89.3 million for the three months ended June 30, 2017, compared to $91.4 million for the same period in 2016. In RMB terms, our total sales increased by 2.5% for the three months ended June 30, 2017 as compared to the same period in 2016. The increase in sales in RMB terms for the three months ended June 30, 2017 was primarily attributable to the sales increase in hyper-immune products, mainly including human rabies immunoglobulin and human tetanus immunoglobulin, together with the sales increase in human coagulation factor VIII and human prothrombin complex concentrate, which was partially offset by the decrease of sales in human albumin products and placenta polypeptide.

The following table summarizes the breakdown of sales by major types of product:

	For the Three Months Ended June 30,				Change
	2017		2016
	Amount	%	Amount	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human albumin	32.4	36.3	37.7	41.2	(5.3)	(14.1)
Immunoglobulin products:
IVIG	29.7	33.3	30.7	33.6	(1.0)	(3.3)
Other immunoglobulin products	12.7	14.2	8.2	9.0	4.5	54.9
Placenta polypeptide	9.2	10.3	10.9	11.9	(1.7)	(15.6)
Others	5.3	5.9	3.9	4.3	1.4	35.9
Totals	89.3	100.0	91.4	100.0	(2.1)	(2.3)

During the three months ended June 30, 2017 as compared to the three months ended June 30, 2016:

•	the average price for our approved human albumin products, which accounted for 36.3% of our total sales for the three months ended June 30, 2017, decreased by 2.7% and 7.3% in RMB term and in USD term, respectively, mainly due to the combined effect of both a decrease in price we charged certain distributors reflecting intensified market competition and a lower sales proportion from the higher-unit-price dosages; and

•	the average price for our approved IVIG products, which accounted for 33.3% of our total sales for the three months ended June 30, 2017, increased by 1.2% in RMB term and decreased by 3.6% in USD term mainly due to an increase in price we charged the company’s major distributors.

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

The sales volume of human albumin products decreased by 7.4% for the three months ended June 30, 2017 as compared to the same period in 2016, which largely reflected the inventory control in connection with the production suspension of our Shandong subsidiary in the second half year of 2017, as well as the negative impact of recent changes in market dynamics, including intensified market competition in distribution channels and certain government healthcare reform measures limiting hospitals’ purchase power in the second quarter of 2017.

The sales volume of IVIG products remained stable for the three months ended June 30, 2017 as compared to the same period in 2016.

Revenue from other immunoglobulin products increased by 54.9% in USD term for the three months ended June 30, 2017 as compared to the same period in 2016, mainly due to sales increase of human rabies immunoglobulin and human tetanus immunoglobulin, which reflected our enhanced production volume in response to the strong market demand in the second quarter of 2017 compared with the same period last year.

Revenue from placenta polypeptide products decreased by 11.1% and 15.6% in RMB term and USD term, respectively, for the three months ended June 30, 2017 as compared to the same period in 2016, attributable to a decrease in sales volume in the second quarter of 2017 following a higher-than-normal product sales volume in the first quarter of 2017, compared with a high comparison base in the same period in 2016.

Revenue from human coagulation factor VIII and human prothrombin complex concentrate, which are included in other plasma products, increased by 47.2% and 40.1% in RMB term and USD term, respectively, for the three months ended June 30, 2017 as compared to the same period in 2016, representing 5.9 % of total sales for the three months ended June 30, 2017. This reflects our continued medical marketing activities.

Cost of sales and gross profit

	For the Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	30.1	31.5	(1.4)	(4.4)
as a percentage of total sales	33.7%	34.4%		(0.7)
Gross Profit	59.2	59.9	(0.7)	(1.2)
Gross Margin	66.3%	65.6%		0.7

Our cost of sales was $30.1 million, or 33.7% of our sales for the three months ended June 30, 2017, as compared to $31.5 million, or 34.4% of our sales for the same period in 2016. In RMB terms, our cost of sales increased by 0.4% for the three months ended June 30, 2017, as compared to the same period in 2016. Our gross profit was $59.2 million and $59.9 million for the three months ended June 30, 2017 and 2016, respectively, representing gross margins of 66.3% and 65.6%, respectively.

Our cost of sales and gross margin are affected by the product pricing, raw material costs, product mix, yields and manufacturing efficiency. In an effort to increase plasma collection volume and expand our donor base, we increased the nutrition fees paid to donors consistent with industry practice. We expect the nutrition fees to be paid to donors will continue to increase as a result of improving living standards in China. Consequently, future improvements on profit margins will need to be derived from increases in product pricing, yields and manufacturing efficiency, as well as from optimizing the product mix.

The decrease in cost of sales as a percentage of sales for the three months ended June 30, 2017 as compared to the same period in 2016 was mainly due to a greater proportion of sales derived from hyper-immune products with a higher profit margin.

Operating expenses

	For the Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	19.8	16.9	2.9	17.2
as a percentage of total sales	22.2%	18.5%		3.7

Our total operating expenses increased by $2.9 million, or 17.2%, to $19.8 million for the three months ended June 30, 2017, from $16.9 million for the same period in 2016. As a percentage of sales, total operating expenses increased by 3.7% to 22.2% for the three months ended June 30, 2017, from 18.5% for the same period in 2016. The increase of the total operating expenses was mainly due to the increase of general and administrative expenses as discussed below.

Selling expenses

	For the Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	3.6	3.0	0.6	20.0
as a percentage of total sales	4.0%	3.3%		0.7

Our selling expenses increased by $0.6 million, or 20.0%, to $3.6 million for the three months ended June 30, 2017, from $3.0 million for the same period in 2016. As a percentage of sales, our selling expenses increased by 0.7% to 4.0% for the three months ended June 30, 2017, from 3.3% for the same period in 2016 primarily due to higher marketing and promotion costs related to certain hyper-immune products, coagulation factor products and placenta polypeptide products.

General and administrative expenses

	For the Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	14.3	12.6	1.7	13.5
as a percentage of total sales	16.0%	13.8%		2.2

Our general and administrative expenses increased by $1.7 million, or 13.5%, to $14.3 million for the three months ended June 30, 2017, from $12.6 million for the same period in 2016. General and administrative expenses as a percentage of sales increased by 2.2% to 16.0% for the three months ended June 30, 2017, from 13.8% for the same period in 2016. The increase in general and administrative expenses was mainly due to the increase in share-based compensation expenses totaling $3.4 million, as well as a prepayment provision of $1.2 million incurred in the second quarter of 2016.

Research and development expenses

	For the Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	1.9	1.3	0.6	46.2
as a percentage of total sales	2.2%	1.4%		0.8

Our research and development expenses increased by $0.6 million, or 46.2%, to $1.9 million for the three months ended June 30, 2017, from $1.3 million for the same period in 2016, mainly due to the increased expenditure incurred for certain clinical trial programs for the three months period ended June 30, 2017.

Income tax

	For the Three Months Ended June 30,		Change
	2017	2016	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax	6.9	7.0	(0.1)	(1.4)
as a percentage of total sales	7.7%	7.7%	-	-

Our provision for income taxes decreased by $0.1 million, or 1.4%, to $6.9 million for the three months ended June 30, 2017, from $7.0 million for the same period in 2016. Our effective income tax rate was 16.5% and 15.7% for the three months ended June 30, 2017 and 2016, respectively. The difference between the effective income tax rates and statutory income tax rate of 25% for the three months ended June 30, 2017 and 2016 was primarily due to the application of a preferential tax rate of 15% to both Guizhou Taibang and Shandong Taibang in 2017 and 2016, which was partially offset by valuation allowances against the deferred tax assets of China Biologic in the U.S. relating to operating losses.

Comparison of Six Months Ended June 30, 2017 and June 30, 2016

The following table sets forth key components of our results of operations in thousands of U.S. dollars for the periods indicated.

	For the Six Months Ended June 30,
	2017		2016
	Amount	% of Total Sales	Amount	% of Total Sales
	(U.S. dollars in thousands, except percentage and per share data)
Sales	180,731	100.0	177,009	100.0
Cost of sales	62,326	34.5	65,526	37.0
Gross profit	118,405	65.5	111,483	63.0
Operating expenses:
Selling expenses	7,385	4.1	4,254	2.4
General and administrative expenses	29,521	16.3	23,902	13.5
Research and development expenses	3,282	1.8	2,399	1.4
Total operating expenses	40,188	22.2	30,555	17.3
Income from operations	78,217	43.3	80,928	45.7
Other income (expenses):
Equity in income of an equity method investee	1,884	1.0	44	(0.0)
Interest expense	(349)	(0.2)	(177)	(0.1)
Interest income	3,241	1.8	3,043	1.8
Total other income, net	4,776	2.6	2,910	1.7
Income before income tax expense	82,993	45.9	83,838	47.4
Income tax expense	13,818	7.6	13,614	7.7
Net income	69,175	38.3	70,224	39.7
Less: Net income attributable to noncontrolling interest	8,153	4.5	13,274	7.5
Net income attributable to our company	61,022	33.8	56,950	32.2
Earnings per share of common stock
Basic	2.17		2.08
Diluted	2.15		2.05

Sales

Our sales increased by $3.7 million, or 2.1%, to $180.7 million for the six months ended June 30, 2017, compared to $177.0 million for the same period in 2016. In RMB terms, our total sales increased by 7.4% for the six months ended June 30, 2017 as compared to the same period in 2016. The increase in sales in RMB terms for the six months ended June 30, 2017 was primarily attributable to the sales increase in placenta polypeptide products, certain hyper-immune products and human albumin.

The following table summarizes the breakdown of sales by major types of product:

	For the Six Months Ended June 30,				Change
	2017		2016
	Amount	%	Amount	%	Amount	%
	(U.S. dollars in millions, except percentage)
Human albumin	69.2	38.3	70.3	39.7	(1.1)	(1.6)
Immunoglobulin products:
IVIG	61.4	34.0	64.8	36.6	(3.4)	(5.2)
Other immunoglobulin products	21.0	11.6	17.1	9.7	3.9	22.8
Placenta polypeptide	19.5	10.8	16.6	9.4	2.9	17.5
Others	9.6	5.3	8.2	4.6	1.4	17.1
Totals	180.7	100.0	177.0	100.0	3.7	2.1

During the six months ended June 30, 2017 as compared to the six months ended June 30, 2016:

•	the average price for our approved human albumin products, which accounted for 38.3% of our total sales for the six months ended June 30, 2017, decreased by 1.9% and 6.8% in RMB term and in USD term, respectively, mainly due to the combined effect of both a decrease in price we charged certain distributors reflective of intensified market competition and a lower sales proportion from the higher-unit-price dosages; and

•	the average price for our approved IVIG products, which accounted for 34.0% of our total sales for the six months ended June 30, 2017, increased by 2.3% in RMB term and decreased by 2.8% in USD term mainly due to an increase in price we charged the company’s major distributors.

The sales volume of human albumin products increased by 5.6% for the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to enhanced production and sales volume at Guizhou Taibang as a result of increased plasma supply volume. The sales volume of IVIG products decreased by 2.5% for the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to a high comparison base in the six months period ended June 30, 2016 when we sold the IVIG products processed from the approximately 143 tonnes of source plasma and plasma pastes outsourced from Xinjiang Deyuan in 2015.

Revenue from hyper-immune products, which were included in other immunoglobulin products, increased by 26.1% in USD term for the six months ended June 30, 2017 as compared to the same period in 2016, mainly attributable to an increase in sales of human rabies immunoglobulin, reflecting our enhanced production volume in response to a strong market demand.

Revenue from placenta polypeptide products increased by 23.5% and 17.5% in RMB term and USD term, respectively, reaching 10.8% of total sales, for the six months ended June 30, 2017 as compared to the same period in 2016, attributable to higher-than-normal product sales volume in the first quarter of 2017 possibly in anticipation of the nationwide implementation of a two-invoice policy system which will potentially result in a higher billing price for distributors in the future.

Revenue from human coagulation factor VIII and human prothrombin complex concentrate, which are included in other plasma products, increased by 29.3% and 22.9% in RMB term and USD term, respectively, for the six months ended June 30, 2017 as compared to the same period in 2016, reflecting our continued medical marketing activities, representing at 5.3% of total sales for the six months period ended June 30, 2017.

Cost of sales and gross profit

	For the Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(U.S. dollars in millions, except percentage)
Cost of sales	62.3	65.5	(3.2)	(4.9)
as a percentage of total sales	34.5%	37.0%		(2.5)
Gross Profit	118.4	111.5	6.9	6.2
Gross Margin	65.5%	63.0%		2.5

Our cost of sales was $62.3 million, or 34.5% of our sales for the six months ended June 30, 2017, as compared to $65.5 million, or 37.0% of our sales for the same period in 2016. Our gross profit was $118.4 million and $111.5 million for the six months ended June 30, 2017 and 2016, respectively, representing gross margins of 65.5% and 63.0%, respectively.

The decrease in cost of sales as a percentage of sales for the six months ended June 30, 2017 as compared to the same period in 2016 was mainly due to greater sales proportion of higher-margin hyper-immune products and placenta polypeptide products, as well as lower sales proportion of the high-cost outsourced raw plasma.

Operating expenses

	For the Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(U.S. dollars in millions, except percentage)
Operating expenses	40.2	30.6	9.6	31.4
as a percentage of total sales	22.2%	17.3%		4.9

Our total operating expenses increased by $9.6 million, or 31.4%, to $40.2 million for the six months ended June 30, 2017, from $30.6 million for the same period in 2016. As a percentage of sales, total operating expenses increased by 4.9% to 22.2% for the six months ended June 30, 2017, from 17.3% for the same period in 2016. The increase in the total operating expenses was mainly due to the increase in the selling expenses and general and administrative expenses as discussed below.

Selling expenses

	For the Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(U.S. dollars in millions, except percentage)
Selling expenses	7.4	4.3	3.1	72.1
as a percentage of total sales	4.1%	2.4%		1.7

Our selling expenses increased by $3.1 million, or 72.1%, to $7.4 million for the six months ended June 30, 2017, from $4.3 million for the same period in 2016. As a percentage of sales, our selling expenses increased by 1.7% to 4.1% for the six months ended June 30, 2017, from 2.4% for the same period in 2016, primarily due to higher marketing and promotion costs related to placenta polypeptide products, coagulation factor products and certain hyper-immune products.

General and administrative expenses

	For the Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(U.S. dollars in millions, except percentage)
General and administrative expenses	29.5	23.9	5.6	23.4
as a percentage of total sales	16.3%	13.5%		2.8

Our general and administrative expenses increased by $5.6 million, or 23.4%, to $29.5 million for the six months ended June 30, 2017, from $23.9 million for the same period in 2016. General and administrative expenses as a percentage of sales increased by 2.8% to 16.3% for the six months ended June 30, 2017, from 13.5% for the same period in 2016. The increase in general and administrative expenses was mainly due to the increase in share-based compensation expenses totaling $6.9 million, as well as a prepayment provision of $1.2 million incurred in the second quarter of 2016.

Research and development expenses

	For the Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(U.S. dollars in millions, except percentage)
Research and development expenses	3.3	2.4	0.9	37.5
as a percentage of total sales	1.8%	1.4%		0.4

Our research and development expenses increased by $0.9 million, or 37.5%, to $3.3 million for the six months ended June 30, 2017, from $2.4 million for the same period in 2016, mainly due to the expenditure incurred for certain clinical trial programs for the six months period ended June 30, 2017.

Income tax

	For the Six Months Ended June 30,		Change
	2017	2016	Amount	%
	(U.S. dollars in millions, except percentage)
Income tax	13.8	13.6	0.2	1.5
as a percentage of total sales	7.6%	7.7%		(0.1)

Our provision for income taxes increased by $0.2 million, or 1.5%, to $13.8 million for the six months ended June 30, 2017, from $13.6 million for the same period in 2016. Our effective income tax rate was 16.6% and 16.2% for the six months ended June 30, 2017 and 2016, respectively. The difference between the effective income tax rates and statutory income tax rate of 25% for the six months ended June 30, 2017 and 2016 was primarily due to the application of a preferential tax rate of 15% to both Guizhou Taibang and Shandong Taibang in 2017 and 2016, which was partially offset by valuation allowances against the deferred tax assets of China Biologic in the U.S. relating to operating losses.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, supplemented by bank borrowings and equity contributions by our shareholders. As of June 30, 2017, we had $223.2 million in cash and cash equivalents, primarily consisting of demand deposits.

The following table provides the summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2017	2016
	(U.S. dollars in millions)
Net cash provided by operating activities	36.9	57.0
Net cash used in investing activities	(16.6)	(26.3)
Net cash provided by financing activities	14.8	32.2
Effects of exchange rate change on cash	4.3	(3.8)
Net increase in cash and cash equivalents	39.4	59.1
Cash and cash equivalents at beginning of the period	183.8	144.9
Cash and cash equivalents at end of the period	223.2	204.0

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2017 was $36.9 million, as compared to $57.0 million for the same period in 2016. The decrease in net cash provided by operating activities was primarily due to the increases in accounts receivable and inventories.

Accounts receivable

Accounts receivable increased by $26.1 million during the six months ended June 30, 2017, as compared to $13.9 million in the same period of 2016. The accounts receivable turnover days for plasma products increased to 51 days during the first half year of 2017 from 35 days in the first half year of 2016. The increased turnover days are combined results of a higher percentage of direct sales and a higher concentration on large hospital customers and distributor customers that typically request longer credit terms.

Inventories

Inventories increased by $22.8 million in the six months period ended June 30, 2017, mainly comprising of outsourced and our self-collected raw material plasma increase. This increase was higher than the inventory increase of $12.5 million in the same quarter of 2016, mainly because we had to stockpile sufficient inventories in preparation for the planned temporary production suspension at our Shandong facility.

Investing Activities

Our use of cash for investing activities was primarily for the acquisition of property, plant and equipment and a long-term loan to a third party.

Net cash used in investing activities for the six months ended June 30, 2017 was $16.6 million, as compared to $26.3 million for the same period in 2016. During the six months ended June 30, 2017 and 2016, we paid $16.6 million and $26.6 million, respectively, for the acquisition of property, plant and equipment, land use rights and intangible assets for Shandong Taibang and Guizhou Taibang. In addition, during the six months ended June 30, 2016, we granted a loan of $6.3 million to Xinjiang Deyuan pursuant to a cooperation agreement we entered into with Xinjiang Deyuan in August 2015.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $14.8 million, as compared to net cash provided by financing activities of $32.2 million for the same period in 2016. The net cash provided by financing activities in the six months period ended June 30, 2017 mainly consisted of $14.3 million short-term loan net proceeds. The net cash provided by financing activities for the six months ended June 30, 2016 mainly consisted of $2.4 million proceeds from the exercise of stock options and the maturity of a $37.8 million time deposit as a security collateral for a 24-month loan which was fully repaid in June 2015, partially offset by a dividend of $7.9 million paid to the noncontrolling shareholder by Shandong Taibang.

Management believes that our company has sufficient cash on hand and will continue to have positive cash inflow for its operations from the sale of its products in the PRC market.

Obligations under Material Contracts

The following table sets forth our material contractual obligations as of June 30, 2017:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
	(U.S. dollars in millions)
Operating lease commitment	0.8	0.4	0.3	-	0.1
Purchase commitment	25.1	22.3	2.8	-	-
Capital commitment	23.0	20.7	2.3	-	-
Total	48.9	43.4	5.4	-	0.1

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or different assumptions being used. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Foreign Exchange Risk

All of our revenues and costs of sales and the majority of expenses are denominated in RMB. All of our assets are denominated in RMB, except certain cash balances. However, our reporting currency is U.S. dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against the U.S. dollars, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in other comprehensive income, a component of shareholders’ equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States, Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong, or China Deposit Insurance Scheme insured limits for the banks located in the PRC. Total cash at banks and time deposits as of June 30, 2017 and December 31, 2016 amounted to $222.5 million and $183.1 million, respectively, $2.4 million and $2.7 million of which are covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash at banks and deposits.

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

Market for Human Albumin and IVIG

Our two major products, human albumin and IVIG, accounted for 38.3% and 34.0% of the total sales for the six months ended June 30, 2017, respectively. If the market demands for human albumin or IVIG cannot be sustained in the future or if there is substantial price decrease in either or both products, our operating results could be materially and adversely affected.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. David (Xiaoying) Gao and our Chief Financial Officer, Mr. Ming Yang, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2017. Based on that evaluation, Mr. Gao and Mr. Yang concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

As of the date of this filing, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed on February 23, 2017. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in the above-referenced Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended June 30, 2017 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during this period. No repurchases of our common stock were made during the three months ended June 30, 2017.

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

Date: August 2, 2017	CHINA BIOLOGIC PRODUCTS HOLDINGS, INC.

	By:	/s/ David (Xiaoying) Gao
David (Xiaoying) Gao, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ming Yang
Ming Yang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association of China Biologic Products Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form F-4 (Reg. No. 333-217564), filed by China Biologic Products Holdings, Inc. on April 28, 2017 and as amended on May 17, 2017)
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data filed pursuant to Rule 405 of Regulation S-T

